Form 10-Q
period 1996-03-31
TRANSWITCH CORP /DE
filed 1996-05-10
CIK 944739

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10 - Q


     [ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             for the quarterly period ended March 31, 1996
                                       or
     [   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

      for the transition period from ____________ to ____________

                        Commission File Number 0-25996


                            TRANSWITCH CORPORATION
            (Exact name of Registrant as Specified in its Charter)

       Delaware                                          06-1236189
(State of Incorporation)                 (I.R.S. Employer Identification Number)

                               8 Progress Drive
                          Shelton, Connecticut 06484
                   (Address of Principal Executive Offices)

                           Telephone (203) 929-8810

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes       X      No
                                        ------------     -----------


Common stock, par value $.001 per share, outstanding at April 30, 1996:
11,688,869

                            TranSwitch Corporation
                                     INDEX
                  For the first quarter ended March 31, 1996


                                                                         Page
                                                                         ----
PART I.   FINANCIAL INFORMATION


   Item 1. Financial Statements

        Consolidated Balance Sheets as of March 31, 1996
         and December 31, 1995                                             3

        Consolidated Statements of Operations for the
         Three Months Ended March 31, 1996 and 1995                        4

        Consolidated Statements of Cash Flows
         for the Three Months Ended March 31, 1996 and 1995                5

        Notes to Consolidated Financial Statements                         6

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   8

PART II.  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                               11

   Signatures                                                             13

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

                            TranSwitch Corporation
                          Consolidated Balance Sheets


(in thousands, except per share data)                                                       March 31,         December 31,
                         Assets                                                               1996               1995
                         ------                                                               ----               ----
                                                                                           (unaudited)
Current assets:
     Cash and cash equivalents                                                             $       9,046      $      13,630
     Short term investments                                                                        8,282              3,620
     Accounts receivable, net                                                                      4,781              5,380
     Inventories, net                                                                              2,602              2,771
     Prepaid expenses and other current assets                                                       437                499
                                                                                           -------------      -------------
          Total current assets                                                                    25,148             25,900

Property and equipment, net                                                                        2,661              2,245
Product licenses                                                                                   4,489              4,525
                                                                                           -------------      -------------

                            Total Assets                                                   $      32,298      $      32,670
                            ============                                                   =============      =============
                 Liabilities and Stockholders' Equity
                 ------------------------------------
Current liabilities:
     Accounts payable                                                                      $       1,756      $       2,021
     Accrued liabilities                                                                           1,479              1,594
     Product license fee payable, current portion                                                    570                474
                                                                                           -------------      -------------
          Total current liabilities                                                                3,805              4,089

Product license fee payable, less current portion                                                  1,645              1,875

Stockholders' equity:
     Common Stock, $.001 par value; authorized 25,000,000 shares;
     issued and outstanding 11,503,606 shares December 31, 1995,
     11,603,378 shares March 31, 1996                                                                 12                 12
     Additional paid in capital                                                                   44,784             44,705
     Accumulated deficit                                                                         (17,948)           (18,011)
                                                                                           -------------      -------------
          Total stockholders' equity                                                              26,848             26,706
                                                                                           -------------      -------------

            Total Liabilities and Stockholders' Equity                                     $      32,298      $      32,670
            ==========================================                                     =============      =============

                            TranSwitch Corporation
                     Consolidated Statements of Operations
                                   Unaudited
                     (in thousands, except per share data)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                            1996          1995
                                                                                            ----          ----
Revenues:
     Product revenues, net                                                                  $     6,270   $     2,741
     Research and development contracts                                                              89           353
     License and royalty fees                                                                       -             125
                                                                                            -----------   -----------
Total Revenues                                                                                    6,359         3,219

Cost of Revenues:
     Cost of products sold                                                                        2,840         1,262
     Cost of research and development contracts                                                      14           194
                                                                                            -----------   -----------
Total Cost of Revenues                                                                            2,854         1,456

                                                                                            -----------   -----------
Gross Profit                                                                                      3,505         1,763

Operating Expenses:
     Research and development                                                                     2,082         1,398
     Marketing and sales                                                                          1,185           975
     General and administrative                                                                     408           298
                                                                                            -----------   -----------
Total Operating Expenses                                                                          3,675         2,671

                                                                                            -----------   -----------
Operating Loss                                                                                     (170)         (908)

Interest Income, net                                                                                233             2
                                                                                            -----------   -----------

Net Income (Loss)                                                                           $        63   $      (906)
                                                                                            ===========   ===========

Pro-forma Net Income (Loss) per Common Share                                                $      0.01   $     (0.11)
                                                                                            ===========   ===========

Pro-forma Weighted Average Number of Common Shares
     Outstanding and Equivalents                                                                 12,109         8,425
                                                                                            ===========   ===========

                            TranSwitch Corporation
                     Consolidated Statements of Cash Flows
                                   Unaudited
                                (in thousands)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                              1996          1995
Cash flows from operating activities:
Net income (loss)                                                                             $        63   $      (906)
     Adjustments to reconcile net income (loss) to
          net cash used in operating activities:
               Depreciation and amortization                                                          256           201
               Stock compensation expense                                                              39             9
               Changes in assets and liabilities:
                    Decrease (increase) in accounts receivable                                        599          (161)
                    Decrease (increase) in prepaids and other current assets                           62           (25)
                    Decrease (increase) in inventories                                                169          (132)
                    (Decrease) increase in accounts payable                                          (264)          393
                    (Decrease) in accrued liabilities                                                 (20)         (502)
                                                                                              -----------   -----------
                          Total adjustments                                                           841          (218)
                                                                                              -----------   -----------
                          Net cash provided by (used in) operatiing activities                        904        (1,124)

Cash flows from investing activities:
     Capital expenditures                                                                            (636)         (308)
     Purchase of short term investments                                                            (5,634)          -
     Proceeds from sale of short term investments                                                     972           -
                                                                                              -----------   -----------
                          Net cash used in investing activities                                    (5,298)         (308)

Cash flows from financing activities:
     Proceeds from the exercise of stock options and warrants                                          40            71
     Repayment of long term liabilities                                                              (230)          (14)
                                                                                              -----------   -----------
                          Net cash provided by (used in) financing activities                        (190)           57

Increase (decrease) in cash and cash equivalents                                                   (4,584)       (1,375)
                                                                                              -----------   -----------
Cash and cash equivalents at beginning of year                                                     13,630         3,352

Cash and cash equivalents at end of period                                                    $     9,046   $     1,977
                                                                                              ===========   ===========
Supplemental disclosure of cash flows information:
     Cash paid for interest                                                                   $        34   $        23


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   For the first quarter ended March 31, 1996

Note 1.  Interim Financial Statements
- - -------------------------------------

     The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The financial statements are prepared on a consistent basis with and should be read in conjunction with the statements and notes thereto contained in the Company's Annual Report on From 10-K for the fiscal year ended December 31, 1995 filed with the Securities and Exchange Commission on March 31, 1996.

     In the opinion of management, these statements include all adjustments, consisting of normal, recurring adjustments, which are necessary for a fair presentation for such periods. The results of operations for any interim period are not necessarily indicative of the results which may be achieved for the entire fiscal year ending December 31, 1996.

Note 2.  Stockholders' Equity and Income (Loss) Per Share
- - ---------------------------------------------------------

     On June 19, 1995 and July 13, 1995 the Company completed its initial public offering of 2,500,000 shares of Common Stock and 375,000 shares of Common Stock, respectively, all of which were sold by the Company. Concurrent with consummation of the offering, all outstanding shares of Mandatorily Redeemable Convertible Preferred Stock were converted into 7,009,743 shares of Common Stock. The pro forma net income (loss) per common share for the three month periods ending March 31, 1996 and 1995 were presented based on the weighted average Common Stock outstanding "with Preferred Stock treated as if converted into Common Stock at the beginning of each period presented."

Note 3.  Inventories
- - --------------------

     Inventories are carried at the lower of cost (on a first in, first out basis) or estimated net realizable value. Inventories are summarized as follows:


                        March 31, 1996  December 31, 1995
                        --------------  -----------------

Raw Materials               $  471,981         $  458,282
Work in Process              1,233,995          1,315,102
Finished Goods                 895,567            997,980
                            ----------         ----------
   Total Inventories        $2,601,543         $2,771,364
   =================        ==========         ==========

Note 4.  Consolidated Statement of Stockholders' Equity
- - -------------------------------------------------------

     (in thousands, except share data)


                                                                                       Additional
                                                                     Common Stock        Paid-in   Accumulated
                                                                   Shares     Amount     Capital     Deficit    Total
                                                                ------------  -------  -----------  ---------  -------
Balance at December 31, 1995                                      11,503,606      $12      $44,705  ($18,011)  $26,706

Shares of common stock issued upon exercise of stock options          86,367        -           35         -        35

Exercise of warrants                                                  13,405        -            5         -         5

Compensation related to issuance of stock options                          -        -           39         -        39

Net income                                                                 -        -            -        63        63

Balance at March 31, 1996                                         11,603,378      $12      $44,784  ($17,948)  $26,848
=========================                                         ==========      ===      =======  ========   =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

General

     TranSwitch Corporation was organized and commenced operations in April 1988. Since its incorporation, the Company has designed, sourced and marketed high-speed VLSI devices for public and private network applications worldwide. The Company shipped its first product in 1990 and has increased its volume of shipments over the last six years. The Company's product development efforts have been focused on devices that meet the needs of public and private network telecommunications and data communications equipment providers and are compliant with established standards in these markets, including asynchronous, SONET/SDH and the emerging ATM standard. The Company's products are generally incorporated into OEM's products at the design stage, which often requires significant expenditures by the Company well in advance of substantial orders from the customer.

     The Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, the Company's results of operations may fluctuate from period to period in the future.

Three month periods ended March 31, 1996 and 1995

Revenue

     The Company derives its revenues principally from product sales. The Company also derives revenues from sponsorship of development programs, non-recurring engineering contracts for research and development programs, and product licenses and royalties. Total revenues for the quarter ended March 31, 1996 was $6.4 million, representing a 98% increase over the $3.2 million recorded in the prior year period. There was an increase in the mix of product revenues vs. research and development contracts and license and royalty fees in the quarter ended March 31, 1996 compared to the corresponding quarter in 1995. Product revenues increased 129% to $6.3 million for the quarter ended March 31, 1996 compared to $2.7 million for the corresponding quarter in 1995. The increase in volume was primarily a result of increase in the demand for its ATM and SONET product lines.

Gross Profit

     Gross profit increased 99% to $3.5 million for the quarter ended March 31, 1996 from $1.8 million in the corresponding period of the prior year. The increase was primarily the result of higher volume sales of the Company's products. Gross margin increased to 55.1% for the quarter ended March 31, 1996 as compared to 54.8% for the quarter ended March 31, 1995, but decreased when compared to the 61.3% gross margin for the quarter ended December 31, 1995. The decrease in gross margin when compared to the prior quarter was principally the result of amortization expense associated with the Texas Instrument (TI) repurchase agreement that was consummated in December, 1995 and to a lesser extent to changes in product mix. Without the costs associated with the TI agreement the gross margin for the first quarter of 1996 would have been 58.1%.

Research and Development

     Research and development expenses declined to 32.7% of total revenues for the quarter ended March 31, 1996 from 43.4% of total revenues for the quarter ended March 31, 1995, although total spending increased 48.9% to $2.1 million for the quarter ended March 31, 1996 compared to $1.4 million for the quarter ended March 31, 1995. The increase was the result of the Company's continued investment in research and development activities.

Marketing and Sales

     Marketing and sales expenses declined to 18.6% of total revenues for the quarter ended March 31, 1996 compared to 30.3% for the quarter ended March 31, 1995, although total spending increased 21.5% to $1.2 million for the quarter ended March 31, 1996 compared to $1.0 million for the quarter ended March 31, 1995. The increase in spending was the result of the increase in total revenues and the Company's continued investment in its marketing and sales infrastructure.


General and Administrative

     General and administrative expenses increased to $408,000 from $298,000 for the same quarter in the prior year, but declined as a percentage of total revenues to 6.4% for the quarter ended March 31, 1996 compared to 9.2% for the quarter ended March 31, 1995. The increase in expense is primarily the result of the increase in administrative activities to support the higher sales volumes.

Interest Income, net

     Interest income, net of interest expense, was $232,700 in the quarter ended March 31, 1996 compared to $2,000 in the corresponding period in 1995. Total interest earned on investments for the quarter of $267,100 was offset by $34,400 of the interest expense incurred as a result of the TI repurchase agreement.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations and met its capital requirements since it was incorporated in 1988 primarily through cash generated from its operations, private placements of preferred stock and borrowings from a working capital line and equipment financing from Silicon Valley Bank. The Company completed an initial public offering on June 19, 1995 and July 13, 1995 and raised a total of $24.0 million, including $3.1 million from the exercise of an over-allotment option of 375,000 shares granted to the Underwriters of the initial public offering and exercised on July 10, 1995.

     In the first three months of 1996, the Company generated $769,000 of cash from operating activities including a decrease in the accounts receivables and inventory levels. Capital expenditures in this period were $636,000 including purchases of computer equipment, tooling and software acquisitions.

       At March 31, 1996, the Company had cash and cash equivalents and short term investments of approximately $17.3 million. The Company believes that the cash flow from operations and its available credit lines will be sufficient to satisfy the Company's cash needs for at least the next 12 months. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms favorable or acceptable to the Company, if at all.


Certain Factors That May affect Future Results

     The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially adversely affect revenues and profitability, including: competitive pressures on selling prices; the time and cancellation of customers orders; the timing and provision of pricing protections and returns from certain distributors; availability of foundry capacity and raw materials; fluctuations in yields; changes in product mix; the Company's ability to introduce new products and technologies on a timely basis; introduction of products and technologies by the Company's competitors; market acceptance of the Company's and its competitors' products; the level of orders received which can be shipped in a quarter; the amount and timing of recognition of non-recurring engineering revenue; the timing of investments in research and development, including tooling expenses associated with product development and pre-production; and whether the Company's customers buy directly from the Company or a distributor. Due to the absence of substantial noncancellable backlog, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Because the Company is continuing to increase its operating expenses for personnel and new product development and for inventory in anticipation of sales levels, operating results would be adversely affected if increased sales are not achieved. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition, operating results and stock price.

PART II OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K.

        (a) Exhibits

              Exhibit 11, Statement re: computation of per share earnings.

        (b) Reports on Form 8-K

              No reports on Form 8-K were filed during the first quarter ended March 31, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TranSwitch Corporation
                                    (Registrant)



Date: May , 1995                          /s/ Dr. Santanu Das
                                    -----------------------------------
                                    Dr. Santanu Das
                                    President, Chief Executive Officer
                                    (Principal Executive Officer)



                                         /s/ Michael F. Stauff
                                    -----------------------------------
                                    Michael F. Stauff
                                    Senior Vice President and Chief
                                    Financial Officer and Treasurer
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)