Form 10-Q
period 1996-06-30
TRANSWITCH CORP /DE
filed 1996-08-08
CIK 944739

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - Q


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                       or
     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                            Telephone (203) 929-8810

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes       X      No
                                        ------------    ------------


COMMON STOCK, PAR VALUE $.001 PER SHARE, OUTSTANDING AT JULY 31, 1996:
11,811,119 SHARES.

                            TRANSWITCH CORPORATION
                                     INDEX
                   For the second quarter ended June 30, 1996


                                                                  PAGE
                                                                  ----
PART I.   FINANCIAL INFORMATION


 Item 1.   Financial Statements



       Consolidated Balance Sheets as of June 30, 1996
        and December 31, 1995                                        3

       Consolidated Statements of Operations for the Three and
        Six Months Ended June 30, 1996 and 1995                      4

       Consolidated Statements of Cash Flows
        for the Six Months Ended June 30, 1996 and 1995              5

       Notes to Consolidated Financial Statements                    6

 Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations             8


PART II.  OTHER INFORMATION

 Item 4.   Submission of Matters to a Vote of Security Holders      12

 Item 6.   Exhibits and Reports on Form 8-K                         15

 Signatures                                                         16



Part I FINANCIAL INFORMATION

Item 1. Financial Statements

                                      TranSwitch Corporation
                                    Consolidated Balance Sheets

(in thousands, except per share data)                                            June 30,       December 31,
                                  Assets                                           1996            1995
                                  ------                                           ----            ----
                                                                                (unaudited)
Current assets:
     Cash and cash equivalents                                                 $     8,111   $      13,630
     Short term investments                                                          7,266           3,620
     Accounts receivable, net                                                        6,213           5,380
     Inventories, net                                                                3,473           2,771
     Prepaid expenses and other current assets                                         422             499
                                                                               -----------   -------------
          Total current assets                                                      25,485          25,900

Property and equipment, net                                                          2,733           2,245
Product licenses                                                                     4,565           4,525
                                                                               -----------   -------------
                            Total Assets                                       $    32,783   $      32,670
                            ============                                       ===========   =============
                   Liabilities and Stockholders' Equity
                   ------------------------------------
Current liabilities:
     Accounts payable                                                          $     2,089   $       2,021
     Accrued liabilities                                                             1,443           1,594
     Product license fee payable, current portion                                      719             474
                                                                               -----------   -------------
          Total current liabilities                                                  4,251           4,089

Product license fee payable, less current portion                                    1,414           1,875

Stockholders' equity:
     Common Stock, $.001 par value; authorized 25,000,000 shares;
     issued and outstanding 11,503,606 shares December 31, 1995,
    11,751,573 shares June 30, 1996                                                     12              12
     Additional paid in capital                                                     44,962          44,705
     Accumulated deficit                                                           (17,856)        (18,011)
                                                                               -----------   -------------
          Total stockholders' equity                                                27,118          26,706
                                                                               -----------   -------------
                     Total Liabilities and Stockholders' Equity                $    32,783   $      32,670
                     ==========================================                ===========   =============




                            TranSwitch Corporation
                     Consolidated Statements of Operations
                                   Unaudited
                     (in thousands, except per share data)

                                                                  Three Months Ended           Six Months Ended
                                                                        June 30,                    June 30,
                                                                     1996           1995       1996        1995
                                                                     ----           ----       ----        ----
Revenues:
     Product revenues, net                                       $   6,299    $   3,782    $   12,569    $   6,523
     Research and development contracts                                187          238           276          591
     License and royalty fees                                         -             -            -             125
                                                                 ---------    ---------    ----------    ---------
Total Revenues                                                       6,486        4,020        12,845        7,239

Cost of Revenues:
     Cost of products sold                                           2,737        1,650         5,578        2,912
     Cost of research and development contracts                         50          131            63          326
                                                                 ---------    ---------    ----------    ---------
Total Cost of Revenues                                               2,787        1,781         5,641        3,238
                                                                 _________    _________     _________    _________
Gross Profit                                                         3,699        2,239         7,204        4,001

Operating Expenses:
     Research and development                                        2,002        1,546         4,083        2,945
     Marketing and sales                                             1,289          929         2,474        1,904
     General and administrative                                        505          294           914          591
Total Operating Expenses                                             3,796        2,769         7,471        5,440
                                                                 ---------    ---------    ----------    ---------
Operating Loss                                                         (97)        (530)         (267)      (1,439)

Interest Income, net                                                   189           22           422           24
                                                                 ---------    ---------    ----------    ---------
Net Income (Loss)                                                $      92    $    (508)   $      155    $  (1,415)
                                                                 =========    =========    ==========    =========

Pro-forma Net Income (Loss) per Common Share                     $    0.01    $   (0.06)   $     0.01    $   (0.16)
                                                                 =========    =========    ==========    =========

Pro-forma Weighted Average Number of Common Shares
     Outstanding and Equivalents                                    12,284        9,204        12,236        8,805
                                                                 =========    =========    ==========    =========

                            TranSwitch Corporation
                     Consolidated Statements of Cash Flows
                                   Unaudited
                                (in thousands)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                               --------
                                                                                           1996            1995
                                                                                           ----            ----
Cash flows from operating activities:
Net income (loss)                                                                      $    155     $    (1,415)
     Adjustments to reconcile net income (loss) to
          net cash used in operating activities:
               Depreciation and amortization                                                530             292
               Stock compensation expense                                                    78              22
               Changes in assets and liabilities:
                    (Increase) in accounts receivable                                      (833)         (1,077)
                    Decrease (increase) in prepaids and other current assets                 77            (292)
                    (Increase) in inventories                                              (702)           (419)
                    Increase in accounts payable                                             68             905
                    Increase (decrease) in accrued liabilities                               94            (460)
                                                                                       --------     -----------
                          Total adjustments                                                (688)         (1,029)
                                                                                       --------     -----------
                          Net cash (used in) operating activities                          (533)         (2,444)

Cash flows from investing activities:
     Capital expenditures and payments on product licenses                               (1,519)           (536)
     Purchase of short term investments                                                 (11,773)             -
     Proceeds from sale of short term investments                                         8,127              -
                                                                                       --------     -----------
                          Net cash used in investing activities                          (5,165)           (536)

Cash flows from financing activities:
     Proceeds from the issuance of common stock                                             -            20,329
     Proceeds from the exercise of stock options and warrants                               179              95
     Repayment of notes payable to banks                                                    -            (1,191)
                                                                                       --------     -----------
                          Net cash provided by (used in) financing activities               179          19,233

(Decrease) increase in cash and cash equivalents                                         (5,519)         16,253
                                                                                       --------     -----------
Cash and cash equivalents at beginning of year                                           13,630           3,352

Cash and cash equivalents at end of period                                             $  8,111     $    19,605
                                                                                       ========     ===========
Supplemental disclosure of cash flows information:
     Cash paid for interest                                                            $     68     $        50


             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  For the second quarter ended June 30, 1996

Note 1.  Interim Financial Statements
- -------------------------------------

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

Note 2.  Stockholders' Equity and Income (Loss) Per Share
- ---------------------------------------------------------

     On June 19, 1995 and July 13, 1995 the Company completed its initial public offering of 2,500,000 shares of Common Stock and 375,000 shares of Common Stock, respectively, all of which were sold by the Company. Concurrent with consummation of the offering, all outstanding shares of Mandatorily Redeemable Convertible Preferred Stock were converted into 7,009,743 shares of Common Stock. The pro forma net income (loss) per common share for the six month period ended June 30, 1996 and 1995 were presented based on the weighted average Common Stock outstanding "with Preferred Stock treated as if converted into Common Stock at the beginning of each period presented."

Note 3.  Inventories
- --------------------

     Inventories are carried at the lower of cost (on a first in, first out basis) or estimated net realizable value. Inventories are summarized as follows:

                        June 30, 1996  December 31, 1995
                        -------------  -----------------

Raw Materials              $  608,188         $  458,282
Work in Process             1,477,680          1,315,102
Finished Goods              1,386,640            997,980
                           ----------         ----------
   Total Inventories       $3,472,508         $2,771,364
   =================       ==========         ==========

Note 4.  Consolidated Statement of Stockholders' Equity
- -------------------------------------------------------

     (in thousands, except share data)

                                                                                    Additional
                                                                   Common Stock      Paid-in    Accumulated
                                                                  Shares    Amount   Capital      Deficit      Total
                                                                ----------  ------  ----------  ------------  -------
BALANCE AT DECEMBER 31, 1995                                    11,503,606     $12     $44,705     ($18,011)  $26,706

Shares of common stock issued upon exercise of stock options        86,367       -          35            -        35

Exercise of warrants                                                13,405       -           5            -         5

Compensation related to issuance of stock options                        -       -          39            -        39

Net income                                                               -       -           -           63        63

Balance at March 31, 1996                                       11,603,378     $12     $44,784     ($17,948)  $26,848

Shares of common stock issued upon exercise of stock options        89,743       -         103            -       103

Exercise of warrants                                                58,452       -          36            -        36

Compensation related to issuance of stock options                        -       -          39            -        39

Net income                                                               -       -           -           92        92

BALANCE AT JUNE 30, 1996                                        11,751,573     $12     $44,962     ($17,856)  $27,118
========================                                        ==========     ===     =======  ===========   =======

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

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995

REVENUE

     The Company derives its revenues principally from product sales. The Company also derives revenues from sponsorship of development programs, non-recurring engineering contracts for research and development programs, and product licenses and royalties. Total revenues for the quarter ended June 30, 1996 was $6.5 million, representing a 61% increase over the $4.0 million recorded in the prior year period. Total revenues increased by 77% to $12.8 million for the six month period ended June 30, 1996 as compared to $7.2 million for the corresponding period in 1995. The Company's product mix reflects an increase in product revenues compared to research and development contracts and license and royalty fees in the quarter and for six months periods ended June 30, 1996 compared to the corresponding periods in 1995. Product revenues increased 67% to $6.3 million for the quarter ended June 30, 1996 compared to $3.8 million for the corresponding quarter in 1995. In the six month period ended June 30, 1996 product revenue increased 93% to $12.6 million compared to $6.5 million in the corresponding period in 1995. The increase in volume was primarily a result of increase in the demand for the Company's ATM and SONET product lines.

GROSS PROFIT

     Gross profit increased 65% to $3.7 million for the quarter ended June 30, 1996 from $2.2 million in the corresponding period of the prior year; in the six month period ended June 30, 1996 the gross profit increased 80% to $7.2 million compared to $4.0 million in the same period a year ago. The increase was primarily the result of higher volume sales of the Company's products. Gross margin increased to 57.0% for the quarter ended June 30, 1996 as compared to 55.6% for the quarter ended March 31, 1995; and for the six month period ended June 30, 1996 the gross margin was 56.0% compared to 55.2% in the same period a year ago. The gross margin for the periods ended June 30, 1996 includes the amortization expense associated with the Texas Instrument (TI) repurchase agreement that was consummated in December, 1995.

RESEARCH AND DEVELOPMENT

     Research and development expenses declined to 31.7% of total revenues for the quarter ended June 3, 1996 from 38.5% of total revenues for the quarter ended June 30, 1995; for the six month period ended June 30, 1996 research and development expenses declined to 31.8% of total revenues compared to 40.7% in the same period a year ago although total spending increased 29.5% to $2.0 million for the quarter ended June 30, 1996 compared to $1.5 million for the quarter ended June 30, 1995. Total spending increased 39% to $4.1 million for six months ended June 30, 1996 compared to $2.9 million in the same period a year ago. The increase was the result of the Company's continued investment in research and development activities.

MARKETING AND SALES

     Marketing and sales expenses declined to 20.4% of total revenues for the quarter ended June 30, 1996 compared to 23.1% for the quarter ended June 30, 1995, and declined to 19.3% of total revenues for six months ended June 30, 1995 compared to 26.3% a year ago although total spending increased 38.8% to $1.3 million for the quarter ended June 30, 1996 compared to $0.9 million for the quarter ended June 30, 1995 and for six months ended June 30, 1996 total spending increased 29.9% to $2.5 million compared to $1.9 million for the same period a year ago. The increase in spending was the result of the increase in total revenues and the Company's continued investment in its marketing and sales infrastructure.


GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the quarter ended June 30, 1996 increased to $505,000 from $294,000 for the same quarter in the prior year, and as a percentage of total revenues increased to 8.0% for the quarter ended June 30, 1996 compared to 7.3% for the quarter ended June 30, 1995. In the six months ended June 30, 1996 expenses increased to $914,000 from $591,000, but declined as a percentage of total revenues to 7.1% for the six months ended June 30, 1996 compared to 8.2% in the same period a year ago. The increase in expense is primarily the result of the increase in administrative activities in a public company environment in 1996 compared to the period in 1995 when the Company was not yet public and to support the higher sales volumes.

INTEREST INCOME, NET

     Interest income, net of interest expense, was $189,000 in the quarter ended June 30, 1996 compared to $22,000 in the corresponding period in 1995 and for six months ended June 30, 1996 was $422,000 compared to $24,000 in the prior
year period.   Total interest earned on investments for the quarter of $222,700 was offset by $33,700 of the interest expense and for six months the total interest was $489,856 which was offset by $66,500 of the interest expense incurred as a result of the TI repurchase agreement.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations and met its capital requirements since it was incorporated in 1988 primarily through private placements of preferred stock and borrowings from a working capital line and equipment financing from Silicon Valley Bank and cash generated from its operations. The Company completed an initial public offering on June 19, 1995 and July 13, 1995 and raised a total of $24.0 million, including $3.1 million from the exercise of an over-allotment option of 375,000 shares granted to the Underwriters of the initial public offering and exercised on July 10, 1995.

     In the first six months of 1996, the Company used $533,000 of cash in its operating activities including an increase in the accounts receivables and inventory levels of $1.5 million. Capital expenditures in this period were $1,519,000 including purchases of computer equipment, tooling, software acquisitions and product licenses.

      At June 30, 1996, the Company had cash and cash equivalents and short term investments of approximately $15.4 million. The Company believes its existing cash and the cash flow from operations will be sufficient to satisfy the Company's cash needs for at least the next 12 months. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms favorable or acceptable to the Company, if at all.


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

Item 4.  Submission of Matters to a Vote of Security-Holders.

     On May 9, 1996 the Company held its Annual Meeting of Stockholders, at which the stockholders of the Company voted on the following matters:


 1. The election of a Board of Directors for the ensuing year. The number of votes cast for the re-election of each of the directors listed below was as follows:

     Nominees                        Number of Shares
     ========                        ================

                             For             Withhold       Broker
                             ---             --------       ------
                                             Authority      Non-Votes
                                             ---------      ---------
     Dr. Santanu Das         8,901,209         18,050        1,500

     Dr. Steward S.
      Flaschen               8,901,209         18,050        1,500

     Dr. Charles Lee         8,911,209          8,050        1,500

     John C. McDonald        8,909,048         10,211        1,500

     Dr. Ljubomir Micic      8,896,517         22,742        1,500

     James J. Millar         8,909,009         10,250        1,500

     Dr. Albert E. Paladino  8,909,009         10,250        1,500

2. An amendment to the Company's 1995 Stock Plan to increase the number of shares of Common Stock authorized to be issued thereunder by an additional 950,000 shares, for a total of 1,569,019 shares, was approved by the following vote:

                      Number of Shares
                      ================
     For                     6,883,803

     Against                   606,914

     Abstain                 1,430,042

     Broker Non-Votes                0


3. The Selection of KPMG Pear Marwick LLP as auditors for the fiscal year ending December 31, 1996 was ratified by the following vote:


                      Number of Shares
                      ================

     For                     8,894,123

     Against                    10,288

     Abstain                    16,348

     Broker Non-Votes                0


PART II OTHER INFORMATION



     Item 4.  Submission of Matters to a Vote of Security-Holders

     Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits

          Exhibit 11, Statement re: computation of per share earnings.

          Exhibit 27,  Financial Data Schedule

      (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the second quarter ended June 30, 1996.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TranSwitch Corporation
                                    (Registrant)



Date: August 6, 1996                /s/ Dr. Santanu Das
                                    --------------------------
                                    Dr. Santanu Das
                                    President, Chief Executive Officer
                                    (Principal Executive Officer)



                                    /s/ Michael F. Stauff
                                    --------------------------
                                    Michael F. Stauff
                                    Senior Vice President and Chief
                                    Financial Officer and Treasurer
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)