Form 10-Q
period 1996-09-30
TRANSWITCH CORP /DE
filed 1996-11-12
CIK 944739

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - Q


     [ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                       or
     [   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                  Exchange Act of 1934

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

                            TELEPHONE (203) 929-8810

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes       X      No
                                        ------------    ----------

COMMON STOCK, PAR VALUE $.001 PER SHARE, OUTSTANDING AT OCTOBER 31, 1996:
11,869,512 SHARES.

                             TRANSWITCH CORPORATION
                                     INDEX
                 For the third quarter ended September 30, 1996


                                                                         PAGE
                                                                         ----

PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 1996
           and December 31, 1995                                          3

         Consolidated Statements of Operations for the Three and
           Nine Months Ended September 30, 1996 and 1995                  4

         Consolidated Statements of Cash Flows for the nine
           Months Ended September 30, 1996 and 1995                       5

         Notes to Consolidated Financial Statements                       6

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 8

PART II.  OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K                               12

 Signatures                                                              14

Part I   FINANCIAL INFORMATION

Item 1. Financial Statements

                                      TranSwitch Corporation
                                    Consolidated Balance Sheets

(in thousands, except per share data)                           September 30,  December 31,
                              Assets                                1996          1995
                              ------                                ----          ----
                                                                 (unaudited)
Current assets:
     Cash and cash equivalents                                      $  6,646    $ 13,630
     Short term investments                                            7,584       3,620
     Accounts receivable, net                                          2,947       5,380
     Inventories, net                                                  4,136       2,771
     Prepaid expenses and other current assets                           366         499
                                                                    --------    --------
          Total current assets                                        21,679      25,900

Property and equipment, net                                            3,079       2,245
Product licenses, net                                                  4,393       4,525
                                                                    --------    --------
                            Total Assets                            $ 29,151    $ 32,670
                           ==============                           ========    ========
                     Liabilities and Stockholders' Equity
                     ------------------------------------
Current liabilities:
     Accounts payable                                               $  2,128    $  2,021
     Accrued liabilities                                               1,208       1,594
     Product license fee payable, current portion                        905         474
                                                                    --------    --------
          Total current liabilities                                    4,241       4,089

Product license fee payable, less current portion                      1,184       1,875

Stockholders' equity:
     Common Stock, $.001 par value; authorized 25,000,000 shares;
     issued and outstanding 11,503,606 shares December 31, 1995,
     11,827,574 shares September 30, 1996                                 12          12
     Additional paid in capital                                       45,050      44,705
     Accumulated deficit                                             (21,336)    (18,011)
                                                                    --------    --------
          Total stockholders' equity                                  23,726      26,706
                                                                    --------    --------
                       Total Liabilities and Stockholders' Equity   $ 29,151    $ 32,670
                       ==========================================   ========    ========


                            TranSwitch Corporation
                     Consolidated Statements of Operations
                                   Unaudited
                     (in thousands, except per share data)


                                                                     Three Months Ended           Nine Months Ended
                                                                        September 30,                September 30,
                                                                       1996        1995             1996      1995
                                                                       ----        ----             ----      ----
Revenues:
     Product revenues, net                                          $  2,477      $  4,352        $ 15,046     $ 10,875
     Research and development contracts                                  138           192             414          783
     License and royalty fees                                            --           --             --             125
                                                                    --------      --------        --------     --------
Total Revenues                                                         2,615         4,544          15,460       11,783

Cost of Revenues:
     Cost of products sold                                             2,071         1,853           7,649        4,765
     Cost of research and development contracts                          --            105              63          431
                                                                    --------      --------        --------     --------
Total Cost of Revenues                                                 2,071         1,958           7,712        5,196
                                                                    --------      --------        --------     --------
Gross Profit                                                             544         2,586           7,748        6,587

Operating Expenses:
     Research and development                                          2,251         1,900           6,334        4,844
     Marketing and sales                                               1,433         1,051           3,907        2,955
     General and administrative                                          506           409           1,420        1,001
                                                                    --------      --------        --------     --------
Total Operating Expenses                                               4,190         3,360          11,661        8,800
                                                                    --------      --------        --------     --------
Operating Loss                                                        (3,646)         (774)         (3,913)      (2,213)

Interest Income, net                                                     166           305             588          329
                                                                    --------      --------        --------     --------

Net Income (Loss)                                                   $ (3,480)     $   (469)       $ (3,325)    $ (1,884)
                                                                    ========      ========        ========     ========

Pro-forma Net Income (Loss) per Common Share                        $  (0.29)     $  (0.04)       $  (0.28)    $  (0.20)
                                                                    ========      ========        ========     ========

Pro-forma Weighted Average Number of Common Shares
     Outstanding and Equivalents                                      11,820        11,245          11,705        9,625
                                                                    ========      ========        ========     ========



                            TranSwitch Corporation
                     Consolidated Statements of Cash Flows
                                   Unaudited
                                (in thousands)


                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                                    -------------
                                                                                   1996        1995
                                                                                   ----        ----
Cash flows from operating activities:
Net income (loss)                                                               $ (3,325)   $ (1,884)
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
    Depreciation and amortization                                                    837         598
    Stock compensation expense                                                       117          61
    Changes in assets and liabilities:
      Decrease (increase) in accounts receivable                                   2,433      (1,858)
      Decrease (increase) in prepaids and other current assets                       133        (268)
      (Increase) in inventories                                                   (1,365)       (750)
      Increase in accounts payable                                                   107         966
      Increase (decrease) in accrued liabilities                                      45        (352)
                                                                                 -------      ------
        Total adjustments                                                          2,307      (1,603)
                                                                                 -------      -------
        Net cash (used in) operating activities                                   (1,018)     (3,487)

Cash flows from investing activities:
  Capital expenditures and cost of product licenses                               (2,230)       (924)
  Purchase of short term investments                                             (17,233)     (5,846)
  Proceeds from sale of short term investments                                    13,269        --
                                                                                 -------      ------
        Net cash used in investing activities                                     (6,194)     (6,770)

Cash flows from financing activities:
  Proceeds from the issuance of common stock                                         --       20,329
  Proceeds from the exercise of stock options and warrants                           228       2,978
  Repayment of notes payable to banks                                                --       (1,191)
                                                                                 -------      ------
        Net cash provided by (used in) financing activities                          228      22,116

(Decrease) increase in cash and cash equivalents                                  (6,984)     11,859
                                                                                 --------    -------
Cash and cash equivalents at beginning of year                                    13,630       3,352

Cash and cash equivalents at end of period                                      $  6,646    $ 15,211
                                                                                ========    ========
Supplemental disclosure of cash flows information:
  Cash paid for interest                                                        $    107    $     46


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 For the third quarter ended September 30, 1996

Note 1.  Interim Financial Statements
-------------------------------------

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

Note 2.  Stockholders' Equity and Income (Loss) Per Share
---------------------------------------------------------

     On June 19, 1995 and July 13, 1995 the Company completed its initial public offering of 2,500,000 shares of Common Stock and 375,000 shares of Common Stock, respectively, all of which were sold by the Company. Concurrent with consummation of the offering, all outstanding shares of Mandatorily Redeemable Convertible Preferred Stock were converted into 7,009,743 shares of Common Stock. The pro forma net income (loss) per common share for the nine month period ended September 30, 1996 and 1995 were presented based on the weighted average Common Stock outstanding "with Preferred Stock treated as if converted into Common Stock at the beginning of each period presented."

Note 3.  Inventories
--------------------

     Inventories are carried at the lower of cost (on a first in, first out basis) or estimated net realizable value. Inventories are summarized as follows:

                        September 30, 1996  December 31, 1995
                        ------------------  -----------------

Raw Materials                   $  295,485         $  458,282
Work in Process                  1,936,036          1,315,102
Finished Goods                   1,904,124            997,980
                                ----------         ----------
   Total Inventories            $4,135,645         $2,771,364
   =================            ==========         ==========


Note 4.  Consolidated Statement of Stockholders' Equity
-------------------------------------------------------

     (in thousands, except share data)

                                                                 Additional
                                                                Common Stock            Paid-in  Accumulated
                                                                   Shares     Amount    Capital    Deficit      Total
                                                                ------------  ------    -------  ------------  -------
BALANCE AT DECEMBER 31, 1995                                      11,503,606     $12    $44,705     ($18,011)  $26,706

Shares of common stock issued upon exercise of stock options          86,367       -         35            -        35

Exercise of warrants                                                  13,405       -          5            -         5

Compensation related to issuance of stock options                          -       -         39            -        39

Net income                                                                 -       -          -           63        63

Balance at March 31, 1996                                         11,603,378     $12    $44,784     ($17,948)  $26,848

Shares of common stock issued upon exercise of stock options          89,743       -        103            -       103

Exercise of warrants                                                  58,452       -         36            -        36

Compensation related to issuance of stock options                          -       -         39            -        39

Net income                                                                 -       -          -           92        92

Balance at June 30, 1996                                          11,751,573     $12    $44,962     ($17,856)  $27,118

Shares of common stock issued upon exercise of stock options          54,506       -         37            -        37

Exercise of warrants                                                  21,495       -         12            -        12

Compensation related to issuance of stock options                          -       -         39            -        39

Net income                                                                 -       -          -       (3,480)   (3,480)

BALANCE AT SEPTEMBER 30, 1996                                     11,827,574     $12    $45,050     ($21,336)  $23,726
=============================                                     ==========    =====   =======     =========  =======


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

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

REVENUE

     The Company derives its revenues principally from product sales. The Company also derives revenues from sponsorship of development programs, non-recurring engineering contracts for research and development programs, and product licenses and royalties. Total revenues for the quarter ended September 30, 1996 were $2.6 million, representing a decline from the $4.5 million recorded in the prior year comparable period. The decline in revenue in the quarter is primarily attributable to the reduction of inventory levels by its telecom and datacom customers. Total revenues increased by 31% to $15.5 million for the nine month period ended September 30, 1996 as compared to $11.8 million for the corresponding period in 1995. The Company's product mix reflects an increase in product revenues compared to research and development contracts and license and royalty fees in this quarter and for comparable nine months ended September 30, 1996 compared to the corresponding periods in 1995. The Company expects this trend to continue, although there can be no assurance that it will. Product revenues declined to $2.5 million for the quarter ended September 30, 1996 compared to $4.4 million for the corresponding quarter in September, 1995 due primarily to the inventory corrections described above. In the nine month period ended September 30, 1996 product revenue increased 38% to $15.0 million compared to $10.9 million in the corresponding period in 1995. The increase in volume was primarily a result of increase in the demand for the Company's ATM and SONET product lines over a portion of the period.

GROSS PROFIT

     Gross profit declined to $0.5 million for the quarter ended September 30, 1996 from $2.6 million in the corresponding period of the prior year; in the nine month period ended September 30, 1996 the gross profit increased 18% to $7.7 million compared to $6.6 million in the same period a year ago. The decrease in gross profit for the third quarter of 1996 was primarily the result of reduced demand for products by certain of the Company's telecom and datacom customers who are undergoing inventory corrections. The increase for the nine months ending September 30 1996 was primarily the result of higher volume sales of the Company's products over a portion of that period. Gross margin decreased to 20.8% for the quarter ended September 30, 1996 as compared to 57.0% for the quarter ended September 30, 1995; and for the nine month period ended September 30, 1996 the gross margin was 50.0% compared to 55.9% in the same period a year ago. The decline in the gross margin for the three and nine month periods ended September 30, 1996 includes a charge of $660,000 to cost of products sold to adjust the inventory for those items for which there was a significant drop in demand in the quarter and to recognize poor yields for certain products.

RESEARCH AND DEVELOPMENT

     Research and development expenses were 86.0% of total revenues for the quarter ended September 30, 1996 as compared to 41.8% of total revenues for the quarter ended September 30, 1995; for the nine month periods ended September 30, 1996 and 1995 research and development expenses were relatively stable at 41% of total revenues, although total spending increased 18.5% to $2.3 million for the quarter ended September 30, 1996 compared to $1.9 million for the quarter ended September 30, 1995. Total spending increased 31.3% to $6.3 million for nine months ended September 30, 1996 compared to $4.8 million in the same period a year ago. The increases were the result of the Company's continued investment in research and development activities.

MARKETING AND SALES

     Marketing and sales expenses were 54.8% of total revenues for the quarter ended September 30, 1996 compared to 23.1% for the quarter ended September 30, 1995, and 25.3% of total revenues for the nine months ended September 30, 1996 compared to 25.0% for the comparable period of a year ago, the marketing and sales expenses increased 36.3% to $1.4 million for the quarter ended September 30, 1996 compared to $1.1 million for the quarter ended September 30, 1995 and for nine months ended September 30, 1996 total spending increased 32.2% to $3.9 million compared to $3.0 million for the same period a year ago. The increase in spending was the result of the increase in total revenues and the Company's continued investment in its marketing and sales infrastructure. The increase as a percentage of total revenue in the quarter is attributed to the decline in the revenue level in the quarter.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the quarter ended September 30, 1996 increased to

$506,000 from $409,000 for the same quarter in the prior year, and as a percentage of total revenues increased to 19.3% for the quarter ended September 30, 1996 compared to 9.0% for the quarter ended September 30, 1995. In the nine months ended September 30, 1996 general and administrative expenses increased to $1.4 million from $1.0 million in the prior year comparable period, and as a percentage of total revenues were 9.2% for the nine months ended September 30, 1996 compared to 8.5% in the same period a year ago. The increase in expense in actual dollars is the result of the increase in administrative activities in a public company environment in 1996 compared to the period in 1995 when the Company was public for only a portion of this period and also to support the higher sales volumes. The increase as a percentage of total revenue in the quarter is attributed to the decline in the revenue level in the quarter.

INTEREST INCOME, NET

     Interest income, net of interest expense, was $166,000 in the quarter ended September 30, 1996 compared to $306,000 in the corresponding period in 1995, and for the nine months ended September 30, 1996 was $588,000 compared to
$329,000 in the prior year period.   Total interest earned on investments for
the third quarter, 1996 of $204,429 was offset by $38,576 of interest expense incurred as a result of the TI repurchase agreement and for the nine months the total interest was $694,285 which was offset by $106,744 of the interest expense incurred as a result of the TI repurchase agreement.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations and met its capital requirements since it was incorporated in 1988 and through 1995 primarily through private placements of preferred stock, borrowings from a working capital line and equipment financing from Silicon Valley Bank and cash generated from its operations. The Company completed an initial public offering on June 19, 1995 and July 13, 1995 and raised a total of $24.0 million, including $3.1 million from the exercise of an over-allotment option of 375,000 shares granted to the Underwriters of the initial public offering and exercised on July 10, 1995.

     In the first nine months of 1996, the Company used $1.0 million of cash in its operating activities, the result of a net loss of $3.3 million. Capital expenditures in this period were $2.2 million including purchases of computer equipment, tooling, software acquisitions and product licenses. During the first nine months of 1996, accounts receivable and inventory, net have decreased $1.1 million.

     At September 30, 1996, the Company had cash and cash equivalents and short term investments of approximately $14.2 million. The Company believes its existing cash and the cash flow from operations if any, will be sufficient to satisfy the Company's cash needs for at least the next 12 months. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms favorable or acceptable to the Company, if at all.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS


     The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially adversely affect revenues and profitability, including: competitive pressures on selling prices; the time and cancellation of customers orders; the timing and provision of pricing protections and returns from certain distributors; availability of foundry capacity and raw materials; fluctuations in yields; changes in product mix; the Company's ability to introduce new products and technologies on a timely basis; introduction of products and technologies by the Company's competitors; market acceptance of the Company's and its competitors' products; the level of orders received which can be shipped in a quarter; the amount and timing of recognition of non- recurring engineering revenue; the timing of investments in research and development, including tooling expenses associated with product development and pre-production; and whether the Company's customers buy directly from the Company or a distributor. Due to the absence of substantial noncancellable backlog, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Because the Company is continuing to increase its operating expenses for personnel and new product development and for inventory in anticipation of future sales levels, operating results would be adversely affected if increased sales are not achieved. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition, operating results and stock price.

PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

 (a) Exhibits

     Exhibit 11, Statement re: computation of per share earnings.

     Exhibit 27,  Financial Data Schedule

 (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the third quarter ended September 30, 1996.

Exhibit 11:
                            TranSwitch Corporation
                     Computation of Earnings per Share (1)

                     (in thousands, except per share data)

                                                                     Three Months Ended       Nine Months Ended
                                                                       September 30,            September 30,
                                                                    1996         1995         1996        1995
                                                                    ----         ----         ----        ----
Primary (2)
Weighted average number of common shares outstanding               11,820       11,245        11,705      9,537

Common stock issuable with respect to common equivalents
  for stock options and warrants                                     --           --             --          --
Conversion of common equivalents issued during the twelve
  month period prior to the initial public offering (3)              --           --             --          88
                                                                 --------      -------       -------    -------

Weighted average common shares and equivalents                     11,820       11,245        11,705      9,625

Net income (loss)                                                $ (3,480)     $  (469)      $(3,325)   $(1,884)
                                                                 --------      -------       -------    -------

Pro forma net income (loss) per share                            $  (0.29)     $ (0.04)      $ (0.28)   $ (0.20)
                                                                 ========      =======       =======    =======

----------
(1) This exhibit should be read in connection with "Stockholders' Equity and Loss Per Share" in Note 2 of the notes to the Consolidated Financial Statements.
(2) Fully  diluted per share  amounts are the same as primary.
(3) Pursuant to the requirements of the Securities and Exchange Commission, Common Stock and common stock equivalents issued during the twelve month period prior to the Company's initial public offering have been included in the calculation (using the treasury stock method and the price of $10.00 per share) as if they were outstanding for all periods presented whether they are anti-dilutive or not.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  TranSwitch Corporation
                                  (Registrant)



Date: November 11, 1996           /s/ Dr. Santanu Das
                                  ----------------------------------
                                  Dr. Santanu Das
                                  President, Chief Executive Officer
                                  (Principal Executive Officer)



                                  /s/ Michael F. Stauff
                                  ----------------------------------
                                  Michael F. Stauff
                                  Senior Vice President and Chief
                                  Financial Officer and Treasurer
                                  (Principal Financial Officer and
                                  Principal Accounting Officer)