Form 10-K
period 1996-12-31
TRANSWITCH CORP /DE
filed 1997-03-26
CIK 944739

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO

                        COMMISSION FILE NUMBER 0-25996

                            TRANSWITCH CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              06-1236189
                                           (I.R.S. EMPLOYER IDENTIFICATION
       (STATE OF INCORPORATION)                        NUMBER)

                  8 PROGRESS DRIVESHELTON, CONNECTICUT 06484
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on February 28, 1997, as reported on the Nasdaq National Market, was approximately $60,956,972. Shares of Common Stock held by each executive officer and director and by each person who to the Company's knowledge owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

COMMON STOCK, PAR VALUE $.001 PER SHARE, OUTSTANDING AT FEBRUARY 28, 1997:
12,025,074

                      DOCUMENTS INCORPORATED BY REFERENCE

  Parts of the following document are incorporated by reference in Part III of this Form 10-K Report: (1) Proxy Statement for Registrant's 1997 Annual Meeting of Shareholders--Items 10, 11, 12 and 13.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL

  TranSwitch Corporation, a Delaware corporation established in April 1988 ("TranSwitch" or the "Company"), designs, develops, markets and supports highly integrated digital and mixed-signal semiconductor solutions for the telecommunications and data communications markets. The Company's customers are the original equipment manufacturers (OEM's) who serve four communications market segments; worldwide public network infrastructure, including cable television (CATV), internet infrastructure, corporate wide area networks (WAN) and local area networks (LAN).

  TranSwitch's VLSI devices are compliant with asynchronous (called PDH in Europe), synchronous optical network (SONET, SDH in Europe) and asynchronous transfer mode (ATM) data and telecommunications transmission standards and are designed to transparently integrate these standards. The Company's mixed-signal and digital design capability, in conjunction with its telecommunications systems expertise, enables the Company to determine and implement optimal combinations of design elements for desired analog and digital functionality. The Company believes that this approach allows its customers to achieve faster time-to-market and to introduce systems that offer greater functionality, improved performance, lower power dissipation and greater reliability relative to competing discrete solutions, while reducing system size and cost.

  Statements in this Form 10-K which are not historical facts, so-called "forward looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors That May Affect Future Results."

PRODUCTS AND APPLICATIONS

  TranSwitch supplies high-speed (broadband) VLSI devices to systems vendors of public network equipment, such as multiplexers and DACS (Digital Access Cross-connect Systems); ISP's (Internet Service Providers) and CATV systems equipment; and LAN and WAN equipment, such as routers, bridges and hubs. The Company's core competencies as a systems innovation leader include an in-depth understanding of relevant asynchronous/PDH, SONET/SDH and ATM standards and associated nuances, the ability to design complex mixed-signal high-speed VLSI devices, and the capability to verify the design against customers' requirements and standards' requirements through analysis, simulation and certification.

  The Company believes that its "chip-set" approach and broad product coverage in all three product lines position it as a "one-stop source" for broadband communications VLSI products. Systems vendors can mix and match TranSwitch's VLSI devices to optimally configure a specific system. The Company's three sets of products can be grouped synergistically, providing seamless integration of asynchronous/PDH, SONET/SDH and ATM applications.

  The prices for the Company's products typically range from $15 to $300 depending on volume, complexity and functionality.

 Asynchronous/PDH Products

  TranSwitch's asynchronous products provide high bandwidth connections and can be used to configure transmission products for use in the public network, to ease the management burden of public networks and to enable CPE (Customer Premises Equipment) products like hubs and routers used in LANs and WANs to access the public network for communication with similar products in other locations.

  The Company's asynchronous VLSI products include devices that provide physical interfaces for DS-series and E-series standards. This product line also includes multiplexers, devices that combine multiple low speed lines to form a higher speed line, and demultiplexers, which perform the reverse function. In addition, the Company offers framers, devices that identify the starting point of a defined bit stream, permitting a system to recognize other bits.

 SONET/SDH Products

  In the SONET/SDH area, the Company offers devices that provide a direct interface for fiber optic transmission in North America, Europe and the Far East. The Company's "mappers" bridge the interconnection between SONET/SDH equipment and asynchronous equipment, allowing DS-series and E-series transmission lines to be connected with SONET/SDH lines. Asynchronous signals can therefore be transported across the SONET/SDH network transparently.

  TranSwitch's SONET/SDH products are used in Add/Drop multiplexers (ADM), DACS and other telecommunications and data communications equipment. The SONET/SDH products also have applications in CPE products such as routers and LAN-switches, as well as in microwave transmission products. CATV vendors are now using optical fiber technology based on SONET/SDH standards to upgrade their infrastructure and provide new value-added services.

 ATM Products

  In the ATM area, TranSwitch offers devices that convert data communications packets (such as those on LANs and WANs) into the cell format needed for transmission on ATM networks, along with devices that provide ATM interfaces to both asynchronous and SONET/SDH transmission links. The Company believes that its CUBIT device will be a cornerstone of its ATM product line, because CUBIT is designed to provide a low-to-medium (under 1 Gbps) capacity ATM switch based on the Company's CellBus architecture.

  There can be no assurance that the Company's CUBIT device will achieve market acceptance or significant customer demand. The success of this product is subject to risks and uncertainties, including without limitation risks and uncertainties associated with challenges to the Company's intellectual property rights by third parties, the manufacture of these products by third party VLSI fabrication facilities, the willingness of OEM's to incorporate the Company's CUBIT device into their products, risks associated with competition and competitive pricing if competitors introduce competing products, and risks associated with technological advances by others which could render the Company's CUBIT product obsolete.

TECHNOLOGY

  The Company believes that one of its core competencies is the telecommunications and data communications knowledge and expertise of its key executives and its engineering organization. The group possesses substantial telecommunications and data communications design experience, as well as extensive knowledge of relevant standards. A key aspect of "know-how" includes not only a thorough understanding of the actual written standards promulgated, but also an awareness of and appreciation for the nuances associated with these standards necessary for assuring that device designs are fully compliant. The Company's telecommunications and data communications experience and participation in the standards development and promulgation process provide it with significant advantages in designing semiconductor devices meeting the evolving needs of its customers.

  Complementing the Company's accumulated communications industry expertise is its VLSI design competence. The Company's VLSI design staff has extensive experience in designing analog and mixed-signal devices, which require a sophisticated understanding of complex technology, as well as the specifics of manufacturing processes and their resulting impact on device performance. TranSwitch has also developed a large number of VLSI blocks that operate under the demanding requirements of the telecommunications and data communications industry. These blocks have been designed to be merged using standard programming languages such as VHDL and M (a C-like language) to create new devices that meet expanding customer requirements.

  TranSwitch has also developed a proprietary toolset called the "Test Bench," which facilitates on-time development of products and ensures that products meet customer and standards requirements. TranSwitch has also developed a large library of reusable portable cells. In addition to standard logic functions, the cell library consists of a large number of analog cells such as clock-recovery functions, phase-locked-loops, and equalizers. The library also includes key asynchronous, SONET/SDH and ATM functions. The Company is investing significant resources in developing an architecture which allows increased programmability. Programmability provides accelerated time-to-market by decoupling hardware and software verification. In addition, programmability permits standards upgrades and fixes to be effected more easily. Further, customers can have the flexibility to tailor their products to their specific requirements.

SALES AND MARKETING

  TranSwitch's sales and marketing strategy is to focus on worldwide suppliers of high-speed communications and communications-oriented equipment. These customers are easily identifiable and include telecommunications, data communications, CPE, computing, process control and defense equipment vendors. The Company has established a direct sales force and a worldwide network of independent distributors and sales representatives for marketing its products.

  TranSwitch's direct sales force, technical support personnel and key engineers work together in teams to support key customers. TranSwitch has located technical support capabilities in key geographical locations, including Europe and the Far East. These field sales engineers and independent distributors and sales representatives support the rest of the Company's customers. TranSwitch maintains a technical support team at the Company's headquarters as a backup to the field sales engineers.

  TranSwitch has established foreign distributors and sales representative relationships in Australia, Benelux, Brazil, Canada, Finland, France, Germany, Israel, Italy, Japan, Korea, People's Republic of China, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. The Company also sells its products through a domestic distributor and a network of domestic sales representatives. The Company has regional sales/technical support capabilities in Boston, Ma., Sunnyvale, Ca., Morristown, N.J., Great Falls, Va., Brussels, Belgium, Taipei, Taiwan, as well as in its headquarters facility in Shelton, Connecticut.

CUSTOMERS

  Since shipping its first product in 1990, the Company has sold its products and services to over 300 customers. The Company's customers include: public network systems suppliers that incorporate the Company's products into telecommunications systems; LAN and WAN equipment suppliers; ISP's; communications test and performance measurement equipment suppliers; and government, university and private laboratories that use the Company's products in advanced public network and LAN/WAN developments.

  In 1996 ECI Telecom Ltd, Insight Electronics, Inc. and Tellabs Operations, Inc. accounted for 21.8%, 15.6% and 14.4% of total revenues, respectively. In 1995 Tellabs Operations, Inc. and Insight Electronics, Inc. accounted for 16.8% and 15.9% of total revenues, respectively. In 1994, ECI Telecom Ltd. accounted for approximately 16.3% of total revenues. No other customer accounted for 10% or more of revenues during 1996, 1995, and 1994. Export revenues represented 45.9%, 38.0%, and 47.0% of total revenues in 1996, 1995 and 1994, respectively.

RESEARCH AND DEVELOPMENT

  The Company believes that the continued introduction of new products in its target markets is essential to its growth. As of December 31, 1996 the Company had 46 full-time employees engaged in research and development efforts. The Company currently anticipates only slight increases in its research and development staffing in 1997. Expenditures for research and development in 1996, 1995 and 1994 were approximately $8.9 million, $6.7 million and $5.6 million, respectively.

  Currently, the Company's major development programs include new SONET/SDH products, new ATM products and new Asynchronous/PDH products which are targeted at end markets in the public network transmission structure, the Internet infrastructure, the corporate wide area network (WAN) and in local area networks (LAN).

PATENTS AND LICENSES

  The Company has 23 patents issued and five patent applications pending in the U.S. Of the 23 issued patents, one is co-owned by ECI Telecom Ltd. Of the five pending applications, one is co-owned by Siemens Telecommunications Systems Ltd. The Company has three patents issued and 13 patent applications pending in Canada. The Company has six patents issued in Taiwan, with one patent being co-owned by Siemens Telecommunications Systems Ltd. The Company has three patents issued in the People's Republic of China. The Company has 12 patent applications pending in selected countries in the European Patent Office (EPO), and one patent issued in France, Germany, and the U.K. In addition, the Company has seven patent applications pending in Japan and five patent applications pending in Israel and two patents in Israel. Further, the Company has three patent applications pending under the Patent Cooperation Treaty (PCT) with the possibility of filing five PCT applications in the EPO, Canada, Japan and Israel and one of the applications in Canada, the EPO and Japan.

  The Company also has been granted registration of five trade or service marks in the U.S., and it has six more U.S. applications for trademarks awaiting approval.

  The Company's ability to compete depends upon its ability to protect its proprietary information through various means, including ownership of patents, copyrights, mask work registrations and trademarks. While no intellectual property right of the Company has been invalidated or declared unenforceable, there can be no assurance that such rights will be upheld in the future. The Company believes that, in view of the rapid pace of technological change in the semiconductor industry, the technical experience and creative skills of its engineers and other personnel are the most important factors in determining the Company's future technological success.

  TranSwitch has entered into various license agreements for product or technology exchange. The purpose of these licenses has, in general, been to obtain second sources for standard products or to convey or receive rights to certain proprietary or patented cores, cells or other technology. In March 1995, the Company entered into an agreement with StrataCom, Inc., whereby the Company obtained the right to use intellectual property covered by two StrataCom, Inc. patents. The Company entered into an OEM relationship with IBM Corporation in 1994, whereby it was granted the right to purchase and resell two ATM line interface products.

  The Company sells its products into the telecommunications industry, an industry whose products are subject to various standards which are agreed upon by recognized industry standards committees. Where applicable, the Company designs its product to be in conformity with these standards. The Company has received and expects to continue to receive, in the normal course of business, communications from third parties stating that if certain of TranSwitch's products meet a particular standard, these products may infringe one or more patents of that third party. After a review of the circumstances of each communication, the Company in its discretion and upon the advice of counsel has taken or may take in the future one of the following courses of action; the Company may negotiate payment for a license under the patent or patents that may be infringed, the Company may use its technology and/or patents to negotiate a cross-license with the third party or the Company may decline to obtain a license on the basis that it does not infringe the claimant's patent or patents, or that such patents are not valid, or other basis. There can be no assurance that licenses for any of these patents will be available to the Company on reasonable terms, or that the Company would prevail in any litigation seeking damages or expenses from the Company or to enjoin the Company from selling its products on the basis of any of the alleged infringements.

MANUFACTURING AND QUALITY

  TranSwitch's manufacturing objective is to produce reliable, high quality devices cost-competitively. To this end, the Company seeks to differentiate itself by maximizing the reliability and quality of its products, achieving on-time delivery of its products to its customers, minimizing capital and other resource requirements by subcontracting capital-intensive manufacturing and achieving a gross margin compatible with the value of its products.

  All of the Company's VLSI devices are manufactured by established independent foundries. This approach permits the Company to focus on its design strengths, minimize fixed costs and capital expenditures and access diverse manufacturing technologies. Currently, the Company utilizes four foundries, Texas Instruments Incorporated (TI), Symbios Logic Inc., LSI Logic Corporation in the U.S. and Taiwan Semiconductor Manufacturing Company Limited
(TSMC) in Taiwan to process its wafers. Foundries are required to have qualified and reliable processes, high-frequency test capability, ISO-9002 qualification and quick turnaround prototyping. The selection of a foundry for a specific device is based on availability of the required process technology and the foundry's capability to support the particular set of tools used by TranSwitch for that device. Currently, TI manufactures all of the Company's BiCMOS devices. The Company entered into a foundry agreement with TI in December, 1995, pursuant to which the Company received access to TI's process technology through 2000. The Company also has an agreement with TSMC that guarantees the Company a minimum capacity level for four years, in return the Company has agreed to pay for unutilized commitment below an agreed minimum level.

  There are certain significant risks associated with the Company's reliance on outside foundries, including the lack of assured wafer supply and control over delivery schedules, the unavailability of or delays in obtaining access to key process technologies and limited control over quality assurance, manufacturing yields and production costs. In addition, the manufacture of integrated circuits is a highly complex and technologically demanding process. Although the Company has undertaken to diversify its sources of semiconductor device supply and works closely with all its foundries to minimize the likelihood of reduced manufacturing yields, the Company's foundries have from time to time experienced lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start up of new process technologies. Such reduced yields have at times adversely affected the Company's operating results. There can be no assurance that the Company's foundries will not experience lower than expected manufacturing yields in the future, which could materially and adversely affect the Company's business, financial condition and operating results.

COMPETITION

  The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change, shortage in fabrication capacity, heightened international competition in many markets, and unforeseen manufacturing yield problems. The telecommunications and data communications industries, which are the primary target markets for TranSwitch, are also becoming intensely competitive because of deregulation and heightened international competition. This heightened competition is likely to result in pricing pressures on the Company's products, potentially affecting its margins.

  TranSwitch believes that the principal bases of competition in the semiconductor industry include product definition, product design, test capabilities, reliability, functionality, time-to-market, reputation and price. The Company believes that it competes favorably with respect to these factors. TranSwitch also believes that its competitive strengths include the distribution channels it has established, the Company's workforce of highly experienced digital and mixed-signal circuit designers with strong systems architecture skills, and its proprietary design and development tools, including its proprietary simulations and testing software and its library of analog and digital blocks and cells.

  The ability of the Company to compete successfully in the rapidly evolving area of high performance integrated circuit technology depends on factors both within and outside its control, including success in designing and subcontracting the manufacture of new products that implement new technologies, protection of Company products by effective utilization of intellectual property laws, product quality, reliability, price, efficiency of production, the pace at which customers incorporate the Company's integrated circuits into their products, success of competitors' products and general economic conditions. Although the Company believes that it competes favorably on the basis of functionality, reliability and price, there is no assurance that the Company will be able to compete successfully in the future.

  The Company's competition consists of suppliers of similar products from the United States as well as other countries, including internal competition from semiconductor divisions of vertically integrated companies like Lucent Technologies, IBM Corporation, NEC Corporation and Siemens Corporation. New entrants are also likely to attempt to obtain a share of the market for the Company's current and future products. The Company's principal competitors in the asynchronous/PDH and SONET/SDH areas are AMCC Corporation, AT&T, Brooktree Corporation, Crystal Semiconductor, Inc., Dallas Semiconductor Corp., EXAR Corporation, Integrated Telecom Technology, Inc., National Semiconductor Corporation, PMC/Sierra Corporation, Texas Instruments, Inc., Triquint Semiconductor Inc., Vitesse Semiconductor Corp. and VLSI Technology. In addition, there are a number of ASIC vendors, including AMI Industries, Inc., LSI Logic Corp., and SGS-Thompson Microelectronics, Inc. who compete with the Company by supplying customer-specific products to OEMs. In the ATM area, the Company's principal competitors include all the vendors mentioned above and AMD Corporation and IDT. Numerous other domestic and international vendors have announced plans to enter this market.

BACKLOG

  As of December 31, 1996, the Company's backlog was $4.9 million, as compared to $8.1 million as of December 31, 1995. Backlog represents firm orders anticipated to be shipped within the next 12 months. The Company's business and, to a large extent, that of the entire semiconductor industry is characterized by short-term order and shipment schedules. Since orders constituting the Company's current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty, backlog is not necessarily an indication of future revenue.

EMPLOYEES

  As of December 31, 1996, the Company had 99 full time employees. The Company's employees are not represented by any collective bargaining agreement and the Company has never experienced a work stoppage. The Company believes that its employee relationships are good.

ITEM 2. PROPERTIES

FACILITIES

  The Company's headquarters are located in a suburban office park in Shelton, Connecticut where it leases approximately 40,000 square feet in a two story office building. Most product development and all final inspection and shipping, marketing and administration activities are located at this facility. Approximately 75% of the existing space is fully utilized and the Company believes its current space to be adequate to meet its needs for the next 12 months, although there can be no assurance that the space will be adequate or that the Company will be able to obtain additional space on commercially reasonable terms, if necessary. The lease is due to expire in March, 1999. The Company also leases approximately 1,100 square feet in Research Triangle Park, North Carolina where additional product development efforts take place. The Company leases a 1,100 square foot sales and support facility in Sunnyvale, California. The Company also maintains a small sales office in Brussels, Belgium. In February, 1996 the Company opened a new leased facility of 2,000 square feet Taipei, Taiwan.

ITEM 3. LEGAL PROCEEDINGS

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

  No matters were submitted to a vote of security holders during the three months ended December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock has been traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "TXCC" since its initial public offering on June 14, 1995. The following table sets forth, for the periods indicated, the range of quarterly high and low bid information for the Company's Common Stock as reported on the Nasdaq National Market:

                                                                HIGH BID LOW BID
                                                                -------- -------
   1995
   Second Quarter (June 14, 1995 to June 30, 1995).............  $ 9.63  $ 8.94
   Third Quarter...............................................   14.25    9.13
   Fourth Quarter..............................................   14.00    8.63
   1996
   First Quarter...............................................  $13.75  $ 7.88
   Second Quarter..............................................   21.63   12.44
   Third Quarter...............................................   13.25    5.50
   Fourth Quarter..............................................    7.00    3.63

  As of February 28, 1997, there were approximately 315 holders of record of the Company's Common Stock and at least 3,000 beneficial holders, based on information obtained from the Company's transfer agent.

  The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividend in the foreseeable future. In addition, the Company's loan agreement prohibits the payment of cash dividends without prior bank approval. Any future declaration and payment of dividends will be subject to the discretion of the Company's Board of Directors, will be subject to applicable law and will depend upon the Company's results of operations, earnings, financial condition, contractual limitations, cash requirements, future prospects and other factors deemed relevant by the Company's Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

  The following table includes selected consolidated financial data for each of the five years ended December 31, 1996 which are derived from and more fully described in the consolidated financial statements and notes included in this report at Item 14.

                                          YEAR ENDED DECEMBER 31,
                                 ---------------------------------------------
                                   1996     1995     1994      1993     1992
                                 --------  -------  -------  --------  -------
CONSOLIDATED STATEMENT OF OPER-
 ATIONS DATA:
Total revenues.................  $ 19,650   17,466   12,101    12,018    7,792
Gross profit...................     5,844   10.071    6,185     6,006    4,293
Net loss (4)...................   (10,077) ( 1,773)  (3,937)   (1,094)    (128)
Net loss per share
 (1)(2)(3)(4)..................  $   (.86)    (.18)    (.48)
Shares used in calculation of
 net loss per share............    11,751   10,062    8,178
                                               DECEMBER 31,
                                 ---------------------------------------------
                                   1996     1995     1994      1993     1992
                                 --------  -------  -------  --------  -------
CONSOLIDATED BALANCE SHEET DA-
 TA:
Cash, cash equivalents and
 short term investments........  $ 12,688   17,250    3,352     6,702    1,276
Working capital................    14,650   21,811    3,656     7,634    2,239
Total assets...................    23,311   32,670    8,969    10,994    4,713
Note payable to bank...........         0        0    1,191       128      285
Mandatorily redeemable convert-
 ible preferred stock..........         0        0   20,252    20.211   13.070
Stockholders' equity (defi-
 cit)..........................  $ 17,299   26,706  (15,324) (11,445)  (10,347)

--------
(1) See Note 1 of Notes to Consolidated Financial Statements included in this Report at Item 14.
(2) Gives effect to the mandatory conversion of all outstanding Preferred Stock into 7,009,742 shares of Common Stock on completion of the Company's initial public offering in June, 1995. 1994 per share amount based on pro-forma weighted average shares outstanding for 1994.
(3)Net loss per share amounts prior to 1994 are not meaningful.
(4) Refer to Item 7. "Managements Discussion and Analysis of Financial Condition and Results of Operations" for discussion of Net loss.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in this Report at Item 14.

OVERVIEW

  TranSwitch Corporation commenced its operations in April, 1988. Since incorporation, the Company has designed, sourced and marketed high-speed VLSI devices for public and private network applications worldwide. The Company shipped its first product in 1990 and has increased its volume of shipments over the last seven years. The Company's product development efforts have been focused on devices that meet the needs of public and private network telecommunications and data communications equipment providers and are compliant with established standards in these markets, including asynchronous/PDH, SONET/SDH and the emerging ATM standards. The Company's products are generally incorporated into original equipment manufacturer's (OEM's) products at the design stage, which often requires significant expenditures by the Company well in advance of substantial orders from the customer.

  The Company has not been profitable, on a yearly basis, since its inception. As of December 31, 1996, the Company had an accumulated deficit of $28.1 million and there can be no assurance the Company will achieve profitability in the future. The Company's operating results are subject to quarterly and annual fluctuations as a result of a wide variety of factors that could materially and adversely affect profitability, including but not limited to competitive pressures on selling prices, availability and cost of semiconductor foundry capacity and materials, fluctuations in yields, changes in product mix, the Company's ability to introduce new products and technologies on a timely basis, market acceptance of products of both the Company and its customers, scheduling of orders by its customers, decisions by customers to withhold or delay orders, fluctuations of inventory cycles in the industry, foreign sales and currency fluctuations, the level of orders that are received and can be shipped in a quarter and whether the Company's customers buy through a distributor or directly from the Company. See "Certain Factors that May Affect Future Results."

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, consolidated statements of operations data as a percentage of total revenues:

                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1996     1995     1994
                                                      -------  -------  -------
Revenues:
  Product revenues, net..............................    97.9%    94.3%    84.4%
  Research and development contracts.................     2.1      5.0     14.6
  License and royalty fees...........................     0.0       .7      1.0
                                                      -------  -------  -------
    Total revenues...................................   100.0    100.0    100.0
Cost of revenues:
  Cost of products sold..............................    54.0     39.6     41.0
  Write down of product license......................    15.9
  Cost of research and development contracts.........     0.3      2.8      7.9
                                                      -------  -------  -------
    Total cost of revenues...........................    70.2     42.4     48.9
Gross profit.........................................    29.7     57.6     51.1
Operating expenses:
  Research and development...........................    45.4     38.1     45.9
  Marketing and sales................................    27.8     24.8     27.6
  General and administrative.........................    11.3      8.4     11.2
                                                      -------  -------  -------
    Total operating expenses.........................    84.5     71.3     84.7
Operating loss.......................................   (54.7)   (13.6)   (33.6)
  Interest income, net...............................     3.5      3.5      1.1
                                                      -------  -------  -------
Loss before provision for taxes......................   (51.3)   (10.2)   (32.5)
  Provision for taxes................................     --       --       --
                                                      -------  -------  -------
Net loss.............................................  (51.3)%  (10.2)%  (32.5)%
                                                      =======  =======  =======

YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

  Revenues. The Company derives its revenues principally from product revenues. The Company also derives revenues from sponsorship of development programs, non-recurring engineering contracts for research and development programs, and product licenses and royalties. The Company intends to continue to emphasize product revenues and expects that contract revenues will remain relatively stable or decrease as a percentage of total revenues, although there can be no assurances that this will be so. The Company's ability to generate contract revenues and license and royalty fees will depend on a number of factors, including without limitation the fact that the Company has shifted its strategic focus to product sales, and is expending less effort on generating contract revenues and license fees. The Company generated no license and royalty fees in 1996 and at this time does not anticipate any in 1997. In 1996 the Company reported revenues of $19.7 million, an increase of 13.0% over 1995. The increase was primarily in product revenues as this was the Company's focus. In 1995 the Company reported revenues of $17.5 million, an increase of 44.3% over 1994. This increase was primarily due to the continued increase of product revenues which grew to 94.3% of total revenues in 1995.

  The Company recognizes product revenues upon shipment to customers. Sales to certain distributors are made under distributor agreements which provide certain price protection and return and allowance rights to the distributor. Revenues from research and development contracts are recognized as the related costs are incurred over the term of the agreement. The Company recognizes license and royalty fees when its obligations under the license and royalty agreements are fulfilled.

  In 1996 ECI Telecom, Ltd., Insight Electronics, Inc. and Tellabs Operations, Inc. accounted for 21.8%, 15.6% and 14.4% of total revenues, respectively. In 1995 Tellabs Operations, Inc. and Insight Electronics, Inc. accounted for 16.8% and 15.9% of total revenues, respectively. In 1994, ECI Telecom, Ltd. accounted for approximately 16.3% of total revenues. No other customer accounted for more than 10.0% of the Company's total revenues during these periods.

  Foreign sales, primarily consisting of sales to customers in Europe and the Far East, constituted 45.9%, 38.0% and 47.0% of total revenues in 1996, 1995 and 1994, respectively. All sales are denominated in U.S. dollars. The Company anticipates that international revenues will continue to represent a significant portion of total revenues, particularly as the Company opens direct sales offices in foreign countries. The Company maintains a sales support office in Europe and one in the Far East which opened in February, 1996. A significant portion of the Company's total revenues may be subject to risks associated with foreign sales, including unexpected changes in legal and regulatory requirements and policy changes affecting the telecommunications and data communications markets, changes in tariffs, exchange rates and other barriers, political and economic instability, and potentially adverse tax consequences.

  Product revenues, net. In 1996 product revenues grew 16.8% to $19.2 million from $16.5 million in 1995. This growth was primarily driven by increased sales of SONET/SDH products. In 1995 product revenues grew 61.2% to $16.5 million from $10.2 million in 1994. Revenues from ATM products as a portion of total product revenues grew significantly both in absolute dollars and as a percentage of total revenues during 1995 as systems manufacturers designed products incorporating the new ATM standard and the Company introduced new ATM VLSI devices.

  Contract revenues and license and royalty fees. Contract revenues include revenues from customers who sponsor development programs for specific products and for specific research and development projects. In 1996 contract revenues at 2.1% of total revenues declined to $414 thousand or a decline of 53% from $877 thousand in 1995 as the Company continued its focus on product revenue. Contract revenues and licenses and royalty fees declined 46.9% to $1.0 million or 5.7% of total revenues in 1995 versus 1994, as the Company reduced its efforts to obtain new contracts and license fees and shifted its strategic focus to product sales. Although the Company expects to continue to promote customer sponsorships, it anticipates that overall contract revenues will remain relatively stable or decrease as a percentage of total revenues in the future. The Company currently does not anticipate any royalty or license fees in 1997. In December 1995, the Company repurchased from Texas Instruments its license agreement ( the "TI License") which was the sole source of license and royalty fees in 1995 and 1994.

  Gross profit. Gross profit is derived both from product sales and contract and license and royalty fees. Cost of products sold includes the costs of production of finished semiconductors produced by third-party vendors, direct and indirect costs associated with procurement, testing and other quality assurance procedures followed by the Company, and the amortization of product licenses. Cost of research and development contracts associated with non-recurring engineering contracts are recognized as incurred. Gross margin in 1996 decreased to 29.7% of total revenues due primarily to the write down of the TI License in the fourth quarter of 1996. The TI License was written down to its net realizable value as the incremental revenue which was originally forecast did not materialize. Gross margin increased in 1995 to 57.6% of total revenues from 51.1% in 1994 as product sales, which carry a higher margin, grew as a percentage of total revenues.

  In 1996 product gross profit decreased to $5.8 million, as the Company recognized $3.1 million of the cost of repurchasing the TI License in cost of sales. In the fourth quarter of 1996 the Company reviewed the drop in product revenue that occurred in the third and fourth quarters and as a result determined that the originally forecasted revenues were not going to materialize. Also in the cost of sales is the write down of approximately $600 thousand of ATM product inventory which was primarily related to those specific products for which there was a significant decline in revenue the last two quarters of the year. In 1995, product gross profit increased to $9.6 million from $5.3 million in 1994, which represents a 58.0% product gross margin. The increase was attributable to the decline in unit costs of products as additional volume milestones were achieved and the reduction in costs of products that were moved to, and produced at, more efficient foundries. The Company has step pricing arrangements with its major semiconductor foundry vendors, whereby as the Company's volume of purchases from the vendor meets agreed-upon milestones, the unit cost to the Company declines.

  Research and development. In 1996, research and development expenditures were $8.9 million, or 45.3% of total revenues, an increase of 34.0% over 1995. The increase was primarily attributable to increases in staff and in non-recurring engineering charges related to the introduction of new products during the year. In 1995, research and development expense grew at a slower rate than revenue, resulting in expenditures in 1995 of $6.7 million, a 20.0% increase over 1994, but a decline to 38.1% as a percentage of total revenues. The Company believes that the continued introduction of new products is essential to its competitiveness and is committed to continued investment in research and development. The Company believes that its research and development expenses will increase in absolute dollars in the future as it continues to add products to all of its product lines.

  Marketing and sales. In 1996 marketing and sales expense increased 26.0% to $5.4 million or 27.8% of total revenues, from $4.3 million, or 24.8% of total revenues in 1995. During the year, the Company added new staff in this area, including a new Vice President of Sales, opened a new sales office in Sunnyvale, California and Taipei, Taiwan, and expanded its manufacturing representative coverage. In 1995, marketing and sales expense increased 29.2% to $4.3 million from $3.3 million in 1994, but declined as a percentage of total revenues to 24.8% as the Company experienced higher volume of revenue, but did not proportionately increase resources. The Company anticipates that it will continue to incur higher marketing and sales expenses in absolute dollars as it expands its marketing and sales efforts.

  General and administrative. In 1996 general and administrative expenses increased 51.4% to $2.2 million or 11.2% of total revenues from $1.5 million or 8.0% of total revenues in 1995. Included in the 1996 expense is $195 thousand of non-cash expense related to the adoption of a new accounting pronouncement, SFAS#123, requiring the recognition of compensation expense using a fair value approach to non-employee stock option grants, and the remaining increase is attributed to the legal and investor relations expenses required by the Company's being public for the full year in 1996 versus 1995, in which the Company was a public company for approximately six months. In 1995, general and administrative expenses increased 8.5% to $1.5 million from $1.4 million in 1994, or 8.4% of total revenues. The increase in absolute dollars was attributable to the Company's decision to continue building its administrative organization to support its anticipated growth. The decrease as a percentage of total revenues was due to the Company's increased revenue growth.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations and met its capital requirements since incorporation in 1988 primarily through cash generated from its operations, private placements of preferred stock and borrowings under a working capital line, and equipment financing from Silicon Valley Bank. In addition, the Company received equipment financing from Comdisco, Inc. and Dominion Ventures, Inc. The Company completed an initial public offering by July 13, 1995 and raised a total of $24.0 million, including $3.1 million from the exercise of an over-allotment option of 375,000 shares granted to the Underwriters of the initial public offering.

  The Company's principal sources of liquidity as of December 31, 1996 consisted of $12.7 million in cash and short-term investments and $4.0 million available under the Company's working capital line of credit and equipment line of credit provided by Silicon Valley Bank. As of December 31, 1996 the Company had no outstanding balance under these lines of credit.

  In 1996, the Company used $2.2 million in cash for operating activities, the result of a loss of $10.1 million, offset by non-cash charges of $2.2 million for depreciation and amortization and $3.1 million write-down of the TI License, a decrease of $2.5 million in accounts receivables and the remainder in other working capital items. In 1995 the Company used $4.9 million of cash for operating activities to finance an increase of $3.1 million in accounts receivable, a result of the growth in total revenues, as well as a $1.4 million increase in inventories to support the growth in shipments of products, while it sustained a loss of $1.8 million. The increase of $0.7 million in accounts payable was primarily due to the increase in inventory. In 1994, the Company used $3.2 million of cash for operating activities as it sustained a $3.9 million loss. In 1994, the Company increased its inventory by $1.0 million in order to respond to its customers' requirements, offset in part by an increase in other current liabilities of $0.7 million.

  In 1996 and 1995, the Company paid fees of $0.8 million and $2.1 million primarily to Texas Instruments for the repurchase of a license agreement. Capital expenditures, including purchases of computer equipment, test equipment, furniture and fixtures and software, were $1.9 million in 1996 and $1.3 million in each of 1995 and 1994. In 1994 these expenditures were funded through existing cash and a fixed asset line provided by Silicon Valley Bank. In 1996 and 1995 they were funded from existing cash and by funds generated in the initial public offering.

  Net cash provided by financing activities consists primarily of proceeds from the exercise of stock options of $0.3, $0.3 and $0.1 million in 1996, 1995 and 1994 respectively, and the proceeds from the issuance of common stock for $23.2 million in 1995. In June 1995, the Company retired all outstanding Notes Payable totaling $1.1 million to Silicon Valley Bank.

  The Company believes that its existing cash resources and cash generated from operations will fund necessary purchases of capital equipment and provide adequate working capital through the end of 1997. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms favorable or acceptable to the Company, if at all.

  Inflation has not had a significant impact on the Company's operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

  From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-K) may contain statements which are not historical facts, so-called "forward-looking statements," which involve risks and uncertainties. In particular, statements in "Item 1. Business" relating to product introductions and the availability of third party VLSI fabrication facilities, in "Item 2. Properties" concerning the adequacy of the Company's current facility space, and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to anticipated levels of contract revenues and license and royalty fees, the anticipated level of foreign sales, and the availability of capital for working capital and for the purchase of capital equipment, may be forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

  The Company's future results are subject to substantial risks and uncertainties. The Company currently relies on four third-party VLSI fabrication foundries to manufacture its products. There are significant risks associated with this reliance on outside foundries, including the lack of assured wafer supply and control over delivery schedules, the unavailability of or delays in obtaining access to key process technologies and limited control over quality assurance, manufacturing yields and production costs, among others. Also, the Company relies on certain intellectual property protections to preserve its intellectual property rights. Any invalidation of the Company's intellectual property rights or lengthy and expensive defense of those rights could have a material adverse affect on the Company. The development of new technologies, commercialization of those technologies into products, and market acceptance and customer demand for those products is critical to the Company's success. Successful product development and introduction depends upon a number of factors, including accurate new product definition, timely completion and introduction of new product designs, availability of foundry capacity, achievement of manufacturing yields, market acceptance of the Company's products and its customers' products, and the ability to accurately specify and certify the conformance of its products to applicable standards and to develop its products in conformance with customer standards. The Company believes that factors affecting its ability to achieve market acceptance of its products include product performance, time to market, price and other factors. The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change, shortage in fabrication capacity, heightened international competition, and unforeseen manufacturing yield problems. The telecommunications and data communications markets, which are the Company's primary target markets, are also becoming intensely competitive. Certain current and potential competitors of the Company are more established, benefit from greater market recognition, and have substantially greater financial, development, manufacturing and marketing resources than the Company. Competitive pressures or other factors could result in significant price erosion that could have a material adverse effect on the Company's results of operations. The Company derives a significant portion of its total revenues from foreign sales. Foreign sales are subject to significant risks, including unexpected changes in legal and regulatory requirements and policy changes affecting the Company's markets, changes in tariffs, exchange rates and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors and representatives, difficulties in staffing and managing foreign operations, difficulties in protecting the Company's intellectual property and potentially adverse tax consequences. Historically, a relatively small number of customers have accounted for a significant portion of the Company's total revenues. Loss of, or a decrease in orders from any one or more of the Company's customers could have a material adverse effect on the Company's results of operations.

  The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially adversely affect revenues and profitability, including: competitive pressures on selling prices; the timing and cancellation of customer orders; the timing and provision of pricing protections and returns from certain distributors; availability of foundry capacity and raw materials; fluctuations in yields; changes in product mix; the Company's ability to introduce new products and technologies on a timely basis; introduction of products and technologies by the Company's competitors; market acceptance of the Company's and its competitors' products; the level of orders received that can be shipped in a quarter; the amount and timing of recognition of non-recurring engineering revenue; the timing of investments in research and development, including tooling expenses associated with product development and pre-production; and whether the Company's customers buy directly from the Company or from a distributor. Due to the absence of substantial noncancellable backlog, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Because the Company is continuing to increase its operating expenses for personnel and new product development and for inventory in anticipation of increasing sales levels, operating results would be adversely affected if increased sales are not achieved. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition, operating results and stock price.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this Item is contained in the financial statements and schedules set forth in Item 14 (a) of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure required to be reported under this Item.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item is incorporated herein by reference to the information in the sections entitled "Election of Directors," "Occupations of Directors and Executive Officers," and "Compensation and Other Information Concerning Directors and Officers" contained in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 1996.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is incorporated herein by reference to the information in the section entitled "Compensation and Other Information Concerning Directors and Officers" contained in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated herein by reference to the information in the section entitled "Management and Principal
Stockholders" contained in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Consolidated Financial Statements

  For the following financial information included herein, see Index on page
F-1:

    Independent Auditors' Report

    Consolidated Balance Sheets as of December 31, 1996 and December 31, 1995

    Consolidated Statements of Operations for the years ended December 31, 1996, December 31, 1995 and December 31, 1994.

    Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1996, December 31, 1995 and December 31, 1994.

    Consolidated Statements of Cash Flows for the years ended December 31, 1996, December 31, 1995 and December 31, 1994.

    Notes to Consolidated Financial Statements

 2. Financial Statement Schedule

  The following financial statement schedule is included herein:

    Schedule II Valuation and Qualifying Accounts

    All other schedules are not submitted because they are not applicable, not required or because the information is included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements.

 3. Exhibits

  EXHIBIT
  NUMBER                               DESCRIPTION
  -------                              -----------
   3.2*    Amended and Restated Certificate of Incorporation of the Company
   3.3*    By-laws, as amended and restated, of the Company
   4.1*    Specimen certificate representing the Common Stock
   4.2*    Fourth Amended and Restated Registration Rights Agreement
   4.3*    Warrants issued to Dominion Ventures, Inc.
   4.4*    Form of Series C Warrant
   4.5*    Form of Series D Warrant
  10.1*    1989 Stock Option Plan
  10.2**   Second Amended and Restated 1995 Stock Plan
  10.3*    1995 Employee Stock Purchase Plan
  10.4*    1995 Non-Employee Director Stock Option Plan
  10.5*    Form of Incentive Stock Option Agreement for 1989 Stock Option Plan
  10.6*    Form of Non-Qualified Stock Option Agreement for 1989 Stock Option
            Plan
  10.7***  Form of Incentive Stock Option Agreement under the 1995 Stock Plan of the Company
  10.8***  Form of Non-Qualified Stock Option Agreement under the 1995 Stock
            Plan of the Company
  10.9***  1995 Employee Stock Purchase Plan Enrollment/Authorization Form of
            the Company
  10.10*** Form of Non-Qualified Stock Option Agreement under the 1995 Non-
            Employee Director Stock Option Plan of the Company
 #10.11*   Agreement with Texas Instruments Incorporated
  10.12*   Authorized Distributor Agreement with Insight Electronics, Inc.
  10.13*   Authorized Distributor Agreement with Paltek Corporation
  10.14*   Development Agreement with Connecticut Innovations, Incorporated
 #10.15*   Master Integrated Circuit Foundry Agreement with NCR Corporation

  EXHIBIT
   NUMBER                               DESCRIPTION
  -------                               -----------
  10.16*    Master Lease Agreement with Dominion Ventures, Inc.
  10.17*    Master Lease with Comdisco, Inc.
  10.18*    Lease Agreement, as amended, with Robert D. Scinto
  10.19*    Amended and Restated Promissory Note (Working Capital Line of
             Credit) with Silicon Valley Bank
  10.20*    Promissory Note (Equipment Line of Credit) with Silicon Valley Bank
  10.21*    Commitment Letter, as amended, from Silicon Valley Bank
  10.22*    Security Agreement with Silicon Valley Bank
  10.23*    Development and License Agreement with Adaptive Corporation
  10.24*    OEM Agreement for Acquisition of Triquint Semiconductor Products
  10.25*    OEM Agreement for Acquisition of IBM Products with International
             Business Machines Corporation
 #10.26*    License Agreement with StrataCom, Inc.
 #10.27**** Agreement with Texas Instruments Incorporated
 #10.28**** Integrated Circuit Foundry Agreement with Texas Instruments
             Incorporated
  11.1**    Computation of Earnings Per Share
  21.1**    Subsidiary of the Company
  23.1**    Consent of KPMG Peat Marwick LLP
  27.1**    Financial Data Schedule

--------
   # Confidential treatment obtained as to certain portions.
   * Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-91694) and incorporated herein by reference.
  ** Filed herewith.
 *** Previously filed as an exhibit to the Company's Registration Statement on
     Form S-8 (File No. 33-94324) and incorporated herein by reference.
**** Previously filed as an exhibit to the Company's Annual Report of Form 10-
     K for the fiscal year ended December 31, 1995


(b) Reports on Form 8-K

  No reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 1996.

(c) Exhibits

  The Company hereby files as exhibits to this Form 10-K those exhibits listed in Item 14 (a) (3) above.

(d) Financial Statement Schedule

  The Company hereby files as a financial statement schedule to this Form 10-K, the financial statement schedule listed in Item 14(a) (2) above.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

March 25, 1997

                                          TranSwitch Corporation

                                                    /s/ Dr. Santanu Das
                                          By: _________________________________
                                            Name: Dr. Santanu Das
                                            Title: President and Chief
                                            Executive Officer

                       POWER OF ATTORNEY AND SIGNATURES

  WE, THE UNDERSIGNED OFFICERS AND DIRECTORS OF TRANSWITCH CORPORATION, HEREBY SEVERALLY CONSTITUTE AND APPOINT SANTANU DAS AND MICHAEL MCCOY, AND EACH OF THEM SINGLY, OUR TRUE AND LAWFUL ATTORNEYS, WITH FULL POWER TO THEM AND EACH OF THEM SINGLY, TO SIGN FOR US IN OUR NAMES IN THE CAPACITIES INDICATED BELOW, ALL AMENDMENTS TO THIS REPORT, AND GENERALLY TO DO ALL THINGS IN OUR NAMES AND ON OUR BEHALF IN SUCH CAPACITIES TO ENABLE TRANSWITCH CORPORATION TO COMPLY WITH THE PROVISIONS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED AND ALL REQUIREMENTS OF THE SECURITIES AND EXCHANGE COMMISSION.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                      TITLE(S)                DATE

         /s/ Dr. Santanu Das           President, Chief         March 25, 1997
-------------------------------------   Executive Officer
           DR. SANTANU DAS              and Director
                                        (principal
                                        executive officer)

        /s/ Michael F. Stauff          Senior Vice              March 25, 1997
-------------------------------------   President, Chief
          MICHAEL F. STAUFF             Financial Officer
                                        and Treasurer
                                        (principal
                                        financial and
                                        accounting officer)

     /s/ Dr. Steward S. Flaschen       Chairman of the          March 25, 1997
-------------------------------------   Board of Directors
       DR. STEWARD S. FLASCHEN

         /s/ Dr. Charles Lee            Director                March 25, 1997
-------------------------------------
           DR. CHARLES LEE

        /s/ John C. McDonald            Director                March 25, 1997
-------------------------------------
          JOHN C. MCDONALD

       /s/ Dr. Ljubomir Micic           Director                March 25, 1997
-------------------------------------
         DR. LJUBOMIR MICIC

         /s/ James J. Millar            Director                March 25, 1997
-------------------------------------
           JAMES J. MILLAR

     /s/ Dr. Albert E. Paladino         Director                March 25, 1997
-------------------------------------
       DR. ALBERT E. PALADINO

                     TRANSWITCH CORPORATION AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
Independent Auditors' Report............................................. F-2
Consolidated Balance Sheets as of December 31, 1996 and 1995............. F-3
Consolidated Statements of Operations for the years ended December 31,
 1996, 1995 and 1994..................................................... F-4
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1996, 1995 and 1994.................................. F-5
Consolidated Statements of Cash Flows for the years ended December 31,
 1996, 1995 and 1994..................................................... F-6
Notes to Consolidated Financial Statements............................... F-7

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of TranSwitch Corporation:

  We have audited the accompanying consolidated balance sheets of TranSwitch Corporation and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TranSwitch Corporation and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP

Stamford, Connecticut
February 11, 1997

                     TRANSWITCH CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $  3,911  $ 13,630
  Short-term investments...................................    8,777     3,620
  Accounts receivable, less allowance for doubtful accounts
   of $140 in 1996 and $138 in 1995........................    2,893     5,380
  Inventories, net.........................................    3,524     2,771
  Prepaid expenses and other assets........................      305       499
                                                            --------  --------
    Total current assets...................................   19,410    25,900
Property and equipment, net................................    2,647     2,245
Product licenses...........................................    1,254     4,525
                                                            --------  --------
    Total assets........................................... $ 23,311  $ 32,670
                                                            ========  ========
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable......................................... $  1,805  $  2,021
  Accrued expenses.........................................      724       203
  Accrued compensation.....................................      535       628
  Warranty reserve.........................................      286       251
  Sales allowance reserve..................................      356       309
  Royalty payable..........................................      209       203
  Product license fee payable, current portion.............      845       474
                                                            --------  --------
    Total current liabilities..............................    4,760     4,089
                                                            --------  --------
Product license fee payable, less current portion..........    1,252     1,875
Commitments and contingencies
Stockholders' equity (deficit):
  Common Stock $.001 par value; authorized 25,000,000
   shares; issued and outstanding 11,912,486 shares in
   1996; 11,503,606 shares in 1995.........................       12        12
  Additional paid in capital...............................   45,375    44,705
  Accumulated deficit......................................  (28,088)  (18,011)
                                                            --------  --------
    Total stockholders' equity.............................   17,299    26,706
                                                            --------  --------
    Total liabilities and stockholders' equity............. $ 23,311  $ 32,670
                                                            ========  ========

          See accompanying notes to consolidated financial statements.

                     TRANSWITCH CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  YEARS ENDED DECEMBER 31,
                                                  --------------------------
                                                    1996     1995     1994
                                                  --------  -------  -------
Revenues:
  Product revenues, net.......................... $ 19,236  $16,464  $10,213
  Research and development contracts.............      414      877    1,763
  License and royalty fees.......................      --       125      125
                                                  --------  -------  -------
    Total revenues...............................   19,650   17,466   12,101
                                                  --------  -------  -------
Cost of revenues:
  Cost of products sold..........................   10,615    6,913    4,958
  Write-down of product license..................    3,128      --       --
  Cost of research and development contracts.....       63      482      958
                                                  --------  -------  -------
    Total cost of revenues.......................   13,806    7,395    5,916
                                                  --------  -------  -------
Gross profit.....................................    5,844   10,071    6,185
                                                  --------  -------  -------
Operating expenses:
  Research and development.......................    8,928    6,660    5,551
  Marketing and sales............................    5,454    4,329    3,348
  General and administrative.....................    2,229    1,472    1,357
                                                  --------  -------  -------
    Total operating expenses.....................   16,611   12,461   10,256
                                                  --------  -------  -------
Operating loss...................................  (10,767)  (2,390)  (4,071)
                                                  --------  -------  -------
Interest income (expense):
  Interest income................................      819      664      160
  Interest expense...............................     (129)     (47)     (26)
                                                  --------  -------  -------
    Interest income, net.........................      690      617      134
                                                  --------  -------  -------
Net loss.........................................  (10,077)  (1,773)  (3,937)
                                                  ========  =======  =======
Net loss per share............................... $   (.86) $  (.18) $  (.48)**
                                                  ========  =======  =======
Shares used in per share calculation.............   11,751   10,062    8,178
                                                  ========  =======  =======

--------
* Based on pro forma weighted average common and common equivalent shares outstanding.

          See accompanying notes to consolidated financial statements.

                     TRANSWITCH CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                COMMON STOCK    ADDITIONAL
                              -----------------  PAID IN   ACCUMULATED
                                SHARES   AMOUNT  CAPITAL     DEFICIT    TOTAL
                              ---------- ------ ---------- ----------- --------
Balance at December 31,
 1993.......................     707,739  $  1   $   814    $(12,260)  $(11,445)
Shares of common stock
 issued upon exercise of
 stock options and
 warrants...................     364,253   --         99         --          99
Accretion to redemption
 value of redeemable
 convertible preferred
 stock......................         --    --        --          (41)       (41)
Net loss....................         --    --        --       (3,937)    (3,937)
                              ----------  ----   -------    --------   --------
Balance at December 31,
 1994.......................   1,071,992     1       913     (16,238)   (15,324)
Shares of common stock
 issued upon exercise of
 stock options and
 warrants...................     546,871     1       288         --         289
Common stock offered by the
 company in initial public
 offering...................   2,875,000     3    23,169         --      23,172
Conversion of preferred
 stock to common stock......   7,009,743     7    20,235         --      20,242
Compensation related to
 issuance of stock options..         --    --        100         --         100
Net loss....................         --    --        --       (1,773)    (1,773)
                              ----------  ----   -------    --------   --------
Balance at December 31,
 1995.......................  11,503,606    12    44,705     (18,011)    26,706
Shares of common stock
 issued upon exercise of
 stock options and
 warrants...................     408,880   --        319         --         319
Compensation related to
 issuance of stock options..         --    --        351         --         351
Net loss....................         --    --        --      (10,077)   (10,077)
                              ----------  ----   -------    --------   --------
Balance at December 31,
 1996.......................  11,912,486  $ 12   $45,375    $(28,088)  $ 17,299
                              ==========  ====   =======    ========   ========


          See accompanying notes to consolidated financial statements.

                     TRANSWITCH CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                    YEARS ENDED DECEMBER 31,
                                                    --------------------------
                                                      1996     1995     1994
                                                    --------  -------  -------
Cash flows from operating activities:
  Net loss......................................... $(10,077) $(1,773) $(3,937)
                                                    --------  -------  -------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization..................    2,195      802      656
    Write-down of product license..................    3,128      --       --
    Stock compensation expense.....................      351      100      --
    Changes in assets and liabilities:
      Decrease(increase) in accounts receivable....    2,487   (3,084)     246
      (Increase) in inventories....................     (753)  (1,440)    (939)
      Decrease(increase) in prepaids and other
       current assets..............................      194     (250)     (22)
      Increase in accounts payable.................      470      742       37
      Increase (decrease) in other liabilities and
       deferred revenue............................     (170)      13      712
                                                    --------  -------  -------
        Total adjustments..........................    7,902   (3,117)     690
                                                    --------  -------  -------
        Net cash used in operating activities......   (2,175)  (4,980)  (3,247)
                                                    --------  -------  -------
Cash flows from investing activities:
  Purchase of product licenses.....................     (814)  (2,176)     --
  Proceeds from the sale of property and
   equipment.......................................      --         3      --
  Capital expenditures.............................   (1,892)  (1,309)  (1,266)
  Purchases of short-term investments..............  (24,057)  (5,620)     --
  Proceeds from sale of short-term investments.....   18,900    2,000      --
                                                    --------  -------  -------
        Net cash used in investing activities......   (7,863)  (7,102)  (1,266)
                                                    --------  -------  -------
Cash flows from financing activities:
  Proceeds from borrowings.........................      --       --     1,108
  Principal payments of borrowings.................      --    (1,191)     (45)
  Proceeds from the exercise of stock options and
   warrants........................................      319      289      100
  Proceeds from the issuance of common stock.......      --    23,172      --
                                                    --------  -------  -------
        Net cash provided by financing activities..      319   22,270    1,163
                                                    --------  -------  -------
(Decrease) increase in cash and cash equivalents...   (9,719)  10,278   (3,350)
Cash and cash equivalents at beginning of year.....   13,630    3,352    6,702
                                                    --------  -------  -------
Cash and cash equivalents at end of year........... $  3,911  $13,630  $ 3,352
                                                    ========  =======  =======
Supplemental disclosure of cash flows information:
  Cash paid for interest........................... $    129  $    47  $    17

          See accompanying notes to consolidated financial statements.

                     TRANSWITCH CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization

  TranSwitch Corporation (the "Company") was incorporated in Delaware on April 26, 1988. On January 28, 1994, the Company formed a wholly-owned subsidiary TranSwitch Europe N.V./S.A. in Brussels, Belgium. Since the Company's formation, the Company has been designing and supplying specialized semiconductor components and subsystems for the telecommunications and datacommunications industries.

 Summary of Significant Accounting Policies

  Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

 Basis of Presentation

  Amended Certificate of Incorporation and Stock Split

  On April 11, 1995, the Company's Board of Directors approved a two-for-one reverse stock split of the issued and outstanding Common Stock and an amendment to the Certificate of Incorporation of the Company to increase the number of authorized shares of capital stock of the Company to 25,000,000 shares from 24,000,000 shares, $.001 par value per share, effective April 19, 1995 and April 25, 1995, respectively. All share and per share amounts have been adjusted to retroactively reflect the reverse stock split. In addition, on April 11, 1995 the Company's Board of Directors approved an Amended and Restated Certificate of Incorporation to decrease the number of authorized shares of Preferred stock to 1,000,000 shares; $.01 par value per share, effective June 19, 1995.

 Reclassifications

  Certain prior year amounts have been reclassified to conform with the current year's presentation.

 Cash Equivalents

  Cash and cash equivalents in the consolidated balance sheet include cash equivalents of $2,989,000 and $11,507,000 at December 31, 1996 and 1995,
respectively, and consist of certificates of deposit, U.S. Treasury Bills, commercial paper and U.S. Agency notes. For purposes of the Statement of Cash Flows, the Company considers all certificates of deposit, U.S. Treasury Bills, commercial paper and U.S. Agency notes with an original maturity of three months or less to be cash equivalents.

 Investment Securities

  The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115 the Company's short term investments were classified as available-for-sale and were recorded at fair market value in the accompanying balance sheet.

 Inventories

  Inventories are carried at the lower of cost (on a first-in, first-out basis) or estimated net realizable value.

 Property and Equipment

  Property and equipment are carried at cost less accumulated depreciation. Depreciation of property and equipment is provided on the straight-line method, based on the related assets estimated useful lives ranging from three to seven years. Depreciation of semiconductor tooling costs is provided on the straight-line method using

                     TRANSWITCH CORPORATION AND SUBSIDIARY
the lesser of three years or the life of the related semiconductor it produces. Repairs and maintenance are charged to operations as incurred.

 Product Licenses

  Product licenses are amortized over the lesser of the Company's estimated product sales volume or the straight-line method over three to five years.

 Revenue Recognition

  Sales of product are recognized upon shipment to distributors and original equipment manufacturers. Sales to certain distributors are made under distributor agreements which provide the distributor certain price protection and return and allowance rights. Revenues are reduced for estimated price protection and returns based upon historical experience.

  Revenues from development contracts are derived from agreements with third parties. These agreements provide for payments to the Company for the development of new products, and reimbursement for expenses incurred, based on the achievement of certain milestones. Revenues are recognized as the related costs are incurred over the term of the agreement. The Company primarily retains exclusive ownership of technology developed in connection with the design of semiconductors. Technology developed in connection with customized computer boards generally transfers to third parties.

  The Company recognizes royalties and license fees when its obligations under the license and royalty agreements are fulfilled and when payment has been received or is reasonably assured.

 Concentration of Credit Risk

  The Company sells its products to customers in the United States and overseas. Credit evaluations are done on all new customers and periodically evaluated for existing customers. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

 Product Warranties

  The Company provides for its expected costs that may be incurred under its product warranties. Estimated warranty costs are accrued as products are sold and charged to cost of revenues.

 Research and Development Costs

  Research and development costs are expensed as incurred.

 Income Taxes

  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 Computation of Earnings per Share

  Net loss per share is based upon the weighted average number of shares of Common Stock and common stock equivalents consisting of warrants and stock options (using the Treasury Stock method), and Preferred

                     TRANSWITCH CORPORATION AND SUBSIDIARY

Stock (using the if-converted method) outstanding for each of the periods presented. Common stock equivalents are not considered if the result would be anti-dilutive. Pursuant to the requirements of the Securities and Exchange Commission, Common Stock and common stock equivalents issued during the twelve month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods presented whether they are antidilutive or not.

  Pro forma net loss per common and common equivalent share has been presented for the year ended December 31, 1994 and assumes the Preferred Stock and Warrants which are convertible into Preferred Stock have been converted to Common Stock, upon completion of the offering and have been outstanding for the entire period.

  Fully dilutive and supplemental loss per common share are not presented as they are the same as primary earnings per share.

 Use of Estimates

  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

 Accounting Changes

  During 1996, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 121--"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires companies to review assets for possible impairment and provides guidelines for recognition of impairment losses related to long-lived assets, certain intangibles and assets to be disposed of. The impact of the adoption of SFAS No. 121 was not material.

  During 1996, the Company adopted SFAS No. 123--"Accounting for Stock-Based Compensation." The Company plans not to recognize compensation cost for stock-based employee compensation arrangements, in its financial statements but rather, will disclose in the notes to the consolidated financial statements the impact on net income and earnings per share as if the fair value based compensation cost had been recognized (See note 9).

(2) SHORT-TERM INVESTMENTS

  Short-term investments classified as available for sale, consists of the following (in thousands):

                                               DECEMBER 31,
                            ---------------------------------------------------
                                      1996                      1995
                            ------------------------- -------------------------
                            AMORT. UNREALIZED  MARKET AMORT. UNREALIZED  MARKET
                             COST  GAIN (LOSS) VALUE   COST  GAIN (LOSS) VALUE
                            ------ ----------- ------ ------ ----------- ------
   Commercial paper and
    corporate debt
    securities (average
    maturity of 4 months in
    1996 and 1995)......... $3,774    $ --     $3,774 $1,424    $ --     $1,424
   Corporate bonds.........  1,004      --      1,004    724       (4)      720
   U.S. Treasury Bill......  3,999      --      3,999
   U.S. government
    securities (average
    maturity of 7 months in
    1995)..................    --       --        --   1,472        4     1,476
                            ------    -----    ------ ------    -----    ------
     Total................. $8,777    $ --     $8,777 $3,620    $ --     $3,620
                            ======    =====    ====== ======    =====    ======

  Gross realized gains and losses on sales of securities in 1996 and 1995 were immaterial.

                     TRANSWITCH CORPORATION AND SUBSIDIARY

(3) FINANCIAL INSTRUMENTS

  Financial instruments estimated values (in thousands):

                                                         DECEMBER 31,
                                               --------------------------------
                                                    1996             1995
                                               --------------- ----------------
                                               CARRYING  FAIR  CARRYING  FAIR
                                                AMOUNT  VALUE   AMOUNT   VALUE
                                               -------- ------ -------- -------
   Cash and cash equivalents..................  $3,911  $3,911 $13,630  $13,630
   Short-term investments.....................   8,777   8,777   3,620    3,620
   Accounts receivable, net...................   2,893   2,893   5,380    5,380

  The fair value amounts for cash and accounts receivables, net, approximate carrying amounts due to the short maturities of these instruments.

  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash primarily in market rate accounts. The Company, by policy, limits the amount of credit exposure to any one financial institution or commercial issuer.

(4) INVENTORIES

  Inventories consist of (in thousands):

                                                                   DECEMBER 31,
                                                                   -------------
                                                                    1996   1995
                                                                   ------ ------
   Raw materials.................................................. $  600 $  458
   Work in process................................................  1,500  1,315
   Finished goods.................................................  1,424    998
                                                                   ------ ------
     Total........................................................ $3,524 $2,771
                                                                   ====== ======

(5) PROPERTY AND EQUIPMENT

  Property and equipment consist of (in thousands):

                                                              DECEMBER 31,
                                                             ----------------
                                                    USEFUL
                                                    LIVES     1996     1995
                                                  ---------- -------  -------
   Purchased computer software................... 3 years    $ 2,756  $ 2,008
   Equipment..................................... 3-7 years    2,356    1,853
   Semiconductor tooling......................... 3 years        771      504
   Furniture..................................... 3-7 years      351      246
   Leasehold improvements........................ Lease term     158      140
   Construction in progress......................                418      167
                                                             -------  -------
                                                               6,810    4,918
   Less accumulated depreciation and
    amortization.................................             (4,163)  (2,673)
                                                             -------  -------
   Net property and equipment....................            $ 2,647  $ 2,245
                                                             =======  =======

                     TRANSWITCH CORPORATION AND SUBSIDIARY

(6) PRODUCT LICENSES

  On December 15, 1995 the Company entered into a new agreement with Texas Instruments (TI) in which it repurchased its license agreement for a total of $4,474,654 representing an upfront payment of $2,125,000 in cash and the discounted present value of future minimum payments. The Company has recorded the repurchased license in its consolidated balance sheet under the caption product licenses and is being amortized over a five year period based upon the estimated related incremental product sales. Interest expense is accrued over the three year minimum payment period.

  In the fourth quarter of 1996, the T.I. License was written down to its net realizable value as the incremental revenue which was originally forecast did not materiallize.

  The Company has purchased other licenses during 1996 for $314,000 which will be amortized over a three year period.

(7) INCOME TAXES

  The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                                1996     1995
                                                              --------  -------
   Deferred tax assets:
     Inventory obsolescence.................................. $    497  $   123
     Vacation accrual........................................       79       90
     Warranty reserve........................................      119      104
     Accrued rent............................................      --        24
     Sales allowance reserve.................................      148      128
     Product license.........................................      267      --
     Net operating losses....................................   10,637    6,696
     Research and development credit.........................    1,739    1,483
     Other...................................................       59       57
                                                              --------  -------
   Total gross deferred tax assets...........................   13,545    8,705
   Less valuation allowance..................................  (13,384)  (8,426)
                                                              --------  -------
   Net deferred tax assets...................................      161      279
   Deferred tax liabilities:
     Property and equipment..................................     (161)    (279)
                                                              --------  -------
   Total deferred taxes, net of valuation allowance.......... $    --   $   --
                                                              ========  =======

  The net change in the total valuation allowance for the year ended December 31, 1996 was an increase of $4,958,000. Due to the Company's prior operating losses, there is uncertainty surrounding whether the Company will ultimately realize its tax assets. Accordingly, these assets have been fully reserved.

  The difference between the statutory federal income tax rate and the Company's effective tax rate for the years ended December 31, 1996, 1995 and 1994 is principally due to net operating losses.

  At December 31, 1996, the Company had available, for federal income tax purposes, net operating loss carryforwards of approximately $25,574,889 and research and development tax credit carryforwards of approximately $1,739,204 expiring in varying amounts from 2003 through 2010. The Company's ability to utilize its net operating loss and research and development tax credit carryforwards may be limited in the future if it is determined that the Company experienced an ownership change, as defined in Section 382 of the Internal Revenue Code, as a result of the initial public offering or prior transactions.

                     TRANSWITCH CORPORATION AND SUBSIDIARY

(8) MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

  The Company's Mandatorily Redeemable Convertible Preferred Stock was recorded at fair value on the date of issuance less costs of issuance. The excess of the redemption amount over the initial carrying value was added to the carrying value by periodic accretions from equity using the interest method.

  The Company had authorized a total of 14,091,368 shares of Mandatorily Redeemable Convertible Preferred Stock at December 31, 1994. The shares presented in the table below are the number of shares of Mandatorily Redeemable Preferred Stock that have been converted into Company Stock at the rate of one share of Common Stock for each two shares of Mandatorily Redeemable Convertible Preferred Stock upon the Company's initial public offering (in thousands, except share data):

                                                     PREFERRED STOCK
                      -----------------------------------------------------------------------------------
                           SERIES A             SERIES B             SERIES D              SERIES E              TOTAL
                      -------------------  -------------------  -------------------  -------------------- ---------------------
                        SHARES    AMOUNT     SHARES    AMOUNT     SHARES    AMOUNT     SHARES     AMOUNT    SHARES      AMOUNT
                      ----------  -------  ----------- -------  ----------  -------  ----------- -------- -----------  --------
Balance at
 December 31, 1993..   1,836,000  $ 1,824    1,923,077 $ 2,486   7,222,562  $ 9,286    3,037,845 $  6,615  14,019,484  $ 20,211
Accretion on
 Preferred Stock..           --         3          --        3         --        20          --        15         --         41
                      ----------  -------  ----------- -------  ----------  -------  ----------- -------- -----------  --------
Balance at
 December 31, 1994..   1,836,000    1,827    1,923,077   2,489   7,222,562    9,306    3,037,845    6,630  14,019,484    20,252
Conversion of
 preferred stock
 to common
 stock..........      (1,836,000)  (1,827) (1,923,077)  (2,489) (7,222,562)  (9,306) (3,037,845)  (6,630) (14,019,484)  (20,252)
Balance at
 December 31,
 1995 and 1996..             --   $   --           --  $   --          --   $   --           --  $    --          --   $    --
                      ==========  =======  =========== =======  ==========  =======  =========== ======== ===========  ========

  Each share of preferred stock was convertible at the option of the holder and was mandatorily converted into Common Stock if the amount raised in the Company's initial public offering was $10,000,000 in the aggregate and at least $8 per share. On June 19, 1995 the Company completed its initial public offering of 2,500,000 shares of Common Stock at $9 per share, raising a total of $24,000,000; concurrent with consummation of the offering, all outstanding shares of Mandatorily Redeemable Preferred Convertible Stock were converted into 7,009,743 shares of Common Stock.

(9) STOCKHOLDERS' EQUITY

 Common Stock

  All share and per share amounts have been restated to reflect a 2-for-1 reverse stock split authorized by the Board of Directors on April 11, 1995 and effective April 19, 1995.

  On June 19, 1995 and July 13, 1995 the Company completed its initial public offering of 2,500,000 shares of Common Stock and 375,000 shares of Common Stock, respectively, all of which were sold by the Company. Concurrent with consummation of the offering, all outstanding shares of Mandatorily Redeemable Convertible Preferred Stock were converted into 7,009,743 shares of Common Stock.

 Preferred Stock

  The Company has 1,000,000 shares, $.01 par value per share, of preferred stock authorized. None have been issued as of December 31, 1996.

                     TRANSWITCH CORPORATION AND SUBSIDIARY

 Stock Option Plans

  1989 Stock Option Plan

  Effective January 12, 1989, the Company adopted a Stock Option Plan. Under the Plan, the Board of Directors (or an appointed committee) grants to all new employees, and to certain key employees and consultants, incentive stock options ("qualified" options) and non-qualified stock options to purchase Common Stock. In 1993, the Company amended the Stock Option Plan, increasing the total number of common shares reserved for issuance to 1,827,413.

  The option price for incentive stock options shall not be less than 100% of the fair market value (110% in the case of an employee owning more than 10% of the combined voting power) on the date of grant; and the option price for non-qualified stock options shall not be less than 85% of the fair market value on the date of grant.

  1995 Stock Plan

  On April 11, 1995, the Company's Board of Directors adopted the 1995 Stock Plan which was approved by the Company's stockholders on April 19, 1995. The 1995 Plan took effect upon the completion of the Initial Public Offering. In 1996, the Company increased the total number of shares of Common Stock authorized under the 1995 Stock Plan and amended and restated the 1995 Stock Plan (as amended and restated, "The 1995 Plan.") Under the terms of the 1995 Plan, 1,519,019 shares of the Company's Common Stock are reserved for issuance pursuant to the grant to employees of incentive stock options and the grant of non-qualified stock option, awards or direct purchases of the Company's Common Stock to employees, consultants, directors and officers of the Company. The terms of the options granted will be subject to the provisions of the 1995 Plan as determined by the Compensation Committee of the Board of Directors. The 1995 Plan will terminate ten years after its adoption unless earlier terminated by the Board of Directors.

  1995 Employee Stock Purchase Plan

  On April 11, 1995, the Company's Board of Directors adopted the 1995 Employee Stock Purchase Plan (the "1995 Purchase Plan") which was approved by the Company's stockholders on April 19, 1995. Under the terms of the 1995 Purchase Plan, all employees, except five percent or more stockholders, of the Company may contribute through payroll tax deductions, up to 5% of their annual compensation toward the purchase of the Company's Common Stock. The Company has reserved 100,000 shares for issuance under the 1995 Purchase Plan. The purchase price per share is the lesser of (a) 85% of the fair market value of the Common Stock on the date of the grant of the option, as defined, or (b) 85% of the fair market value of the Common Stock on the date of exercise of the option, as defined.

  Director Stock Option Plan

  The 1995 Non-Employee Director Stock Option Plan (the "Director Plan") was adopted by the Board of Directors on April 11, 1995, and approved by the Company's stockholders on April 19, 1995. The Director Plan provides for the automatic grant of options to purchase shares of Common Stock to non-employee directors of the Company. The Director Plan will be administered by the Compensation Committee of the Board of Directors.

  No option granted under the Director Plan may be exercised after the expiration of five years from the date of grant. The exercise price of options under the Director Plan must be equal to the fair market value of the Common Stock on the date of grant. Options granted under the Director Plan are generally nontransferable.

                     TRANSWITCH CORPORATION AND SUBSIDIARY

  The options expire five or ten years from the date of grant and are generally exercisable ratably over four years from the date of grant. Information regarding the Company's stock options are set forth as follows:

                                       OPTIONS
                                    AVAILABLE FOR  NUMBER    WEIGHTED AVERAGE
                                      ISSUANCE    OF SHARES  PRICE PER SHARE
                                    ------------- ---------  ----------------
   Outstanding at December 31,
    1993...........................     549,476   1,277,937       $ 0.37
     Granted.......................   (327,450)     327,450         0.70
     Exercised.....................         --     (364,100)        0.29
     Canceled......................      50,375     (50,375)        0.47
                                     ----------   ---------
   Outstanding at December 31,
    1994...........................     272,401   1,190,912         0.51
     Authorized....................     500,000         --           --
     Granted.......................    (556,225)    556,225        10.34
     Exercised.....................         --     (390,055)        0.43
     Canceled......................      50,373     (50,373)        2.00
                                     ----------   ---------
   Outstanding at December 31,
    1995...........................     266,549   1,306,709         3.86
     Authorized....................     900,000         --           --
     Granted.......................  (1,524,630)  1,524,630         7.63
     Exercised.....................         --     (296,954)        0.58
     Canceled......................     778,968    (778,968)       10.17
                                     ----------   ---------
   Outstanding at December 31,
    1996...........................     420,887   1,755,417       $ 4.81
                                     ==========   =========

  At December 31, 1996, 1,755,417 options were outstanding with a weighted average share price of $4.81 and a weighted average remaining contractual life of 6.6 years. At December 31, 1996, 650,452 options were exercisable at exercise prices ranging from $.40-$16.25 per share.

  In connection with stock options granted in January 1995 through March 31, 1995, the Company recorded deferred compensation expense for the excess of the deemed value for accounting purposes of the Common Stock issuable upon exercise of such stock options over the aggregate exercise price of such options of $618,000. The Company records compensation expense over the applicable vesting periods (primarily four years). The Company recorded $156,000 and $100,000 of compensation expense for the options granted in January 1995 through March 31, 1995 for the year ended December 31, 1996 and 1995, respectively.

  As discussed in Note 1, the Company adopted SFAS No. 123 during 1996. The Company did not recognize compensation expense relating to "employee" stock options, because the exercise price of the option equals the fair value of the stock on the date of grant. If the Company had determined the compensation based on the fair value of the options on the date of grant in accordance with SFAS No. 123, the proforma net loss income and loss per share would be as follows:

                                                               1996     1995
                                                             --------  -------
   Net loss--as reported.................................... $(10,077) $(1,773)
   Net loss--pro forma...................................... $(12,599) $(2,189)
   Primary loss per share--as reported...................... $  (0.86) $ (0.18)
   Primary loss per share--pro forma........................ $  (1.07) $ (0.22)

  The pro forma effect on net loss for 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. Fully diluted loss per share are not presented as they are the same as primary.

                     TRANSWITCH CORPORATION AND SUBSIDIARY

  As reflected in the table above, the fair value of each option granted in 1996 and 1995 was $3.00 and $4.70, respectively. The fair value of each option granted was estimated on the date of grant using the modified Black-Scholes option pricing model based on the following weighted average assumptions:

                                                                     1996  1995
                                                                     ----  ----
   Risk-free interest rate..........................................  6.0%  5.5%
   Expected life in years...........................................  6.0   6.0
   Expected volatility.............................................. 52.0% 52.0%
   Expected dividend yield..........................................  --    --

  The Company recognized additional compensation expense of $195,000 as required by SFAS No. 123, relating to stock options granted to "non"-employees during 1996.

 Warrants

  Warrants to purchase Common Stock and Preferred Stock have been granted to the original investors in consideration of additional financing and loans, and for services performed by various other parties. The warrants presented in the table below are convertible into Common Stock and Preferred Stock at a rate of one share of Common Stock and Preferred Stock for each warrant to purchase Common Stock and Preferred Stock, respectively. During 1995, 58,396 shares of Preferred Stock warrants were converted into 29,198 shares of Common Stock at a rate of one share of Common Stock for each two shares of Preferred Stock and 13,488 shares of Preferred Stock warrants were canceled.

                                  WARRANTS--COMMON STOCK                  WARRANTS--PREFERRED STOCK
                         ----------------------------------------- ----------------------------------------
                          NUMBER   PRICE PER SHARE EXPIRATION DATE NUMBER   PRICE PER SHARE EXPIRATION DATE
                         --------  --------------- --------------- -------  --------------- ---------------
Outstanding at December
 31, 1993...............  215,562      .06-1.00      12/96-11/98    71,884    $1.00--1.30     8/90--7/00
 Granted................     (153)          --               --        --             --             --
Outstanding at December
 31, 1994...............  215,409     $.06-1.00      12/96-11/98    71,884    $1.00--1.30     8/90--7/00
 Exercised.............. (122,964)          --       12/96-11/98   (58,396)   $1.00--1.30     8/99--7/00
 Canceled...............      --            --               --    (13,488)   $1.00--1.30     8/99--7/00
                         --------     ---------      -----------   -------    -----------     ----------
Outstanding at December
 31, 1995...............   92,445     $.06-1.00      12/96-11/98
 Exercised..............  (82,011)          --       12/96-11/98       --             --             --
Outstanding at December
 31, 1996...............   10,434     $.40-1.00      12/96-11/98       --             --             --
                         ========     =========      ===========   =======    ===========     ==========

(10) EMPLOYEE SAVINGS PLAN

  On November 21, 1988, the Company established a 401(k) retirement savings plan. All employees are entitled to contribute from 1% to 15% of their pre-tax income, not exceeding the IRS maximum for income deferrals, to the Plan, and may elect to invest their contributions in various established funds, which include fixed income, growth and equity funds. The Company made no matching contributions to the 401(k) Plan in 1995. In 1995, the maximum contribution was 20% of pre-tax income subject to IRS limitations. The Company began providing matching contributions in 1996 for 50 percent of the employees' deferred compensation up to a maximum of 6 percent. In 1996, the Company's contribution expense amounted to $156,493.

                     TRANSWITCH CORPORATION AND SUBSIDIARY

(11) COMMITMENTS AND CONTINGENCIES

 Line of Credit

  The Company has available as of December 31, 1996 with Silicon Valley Bank lines of credit of $2,000,000 for working capital purposes, bearing interest at prime + 1/4% due on January 3, 1998 and a line of credit of $2,000,000 for equipment purchases, bearing interest at prime +1% due on May 31, 2002. The lines are secured by all corporate assets except intellectual property of the Company.

  The Agreement contains certain financial restrictions and covenants which, among other things, include provisions for maintaining a minimum amount of cash, net worth and profitability.

 Development Agreements

  From time to time, the Company has entered into agreements with third parties for the development and/or licensing of products for its manufacture and sale, or the licensing of technology the Company may use in the manufacture of products, for which royalties are paid against actual sales of these products. The Company recognized royalty expense of $1,265,698, $828,671, and $342,456 in 1996, 1995 and 1994, respectively, under these agreements, which is included in cost of products sold in the consolidated statements of operations.

 Lease Agreements

  Total rental expense under all operating lease agreements aggregated $446,463, $585,644, and $447,153 during 1996, 1995 and 1994, respectively.

  At December 31, 1996, the minimum annual and in the aggregate rental payments under existing noncancellable operating leases are as follows (in thousands):

            1997.................................. $  507
            1998..................................    476
            1999..................................    128
                                                   ------
                                                   $1,111
                                                   ======

 License and Royalty Agreements

  On May 8, 1991, the Company entered an Agreement with Texas Instruments (TI) which granted TI manufacturing and distribution rights for certain of the Company's products, in return for the payment of non-refundable license and royalty fees. Through December 31, 1996, the Company had received $2.6 million in license and royalty fees from TI under the Agreement, of which $125,000, was recognized in 1995 and 1994.

  On December 15, 1995 the Company entered into a new agreement with TI in which it repurchased its license agreement and paid $2,125,000 and $500,000 in cash in 1995 and 1996, respectively. The Company will make future minimum cash payments of $1,000,000 and $1,250,000 in 1997 and 1998, respectively. In addition to the minimum payments the Company is required to pay incremental royalties based upon exceeding certain sales volumes. Such royalties will be accrued as excess volumes are to be achieved.

                     TRANSWITCH CORPORATION AND SUBSIDIARY

 Foundry Purchase Commitments

  On April 10, 1996, the Company entered into a foundry agreement with Taiwan Semiconductor Manufacturing Co., Ltd which includes future minimum purchase commitments as follows (in thousands):

            1997.................................. $  403
            1998..................................    454
            1999..................................    403
                                                   ------
                                                   $1,260
                                                   ======

 Concentration of Sales

  The following table summarizes the percentage of revenues accounted for by the Company's significant customers:

                                                      YEARS ENDED DECEMBER 31,
                                                     ----------------------------
                                                       1996      1995      1994
                                                     --------  --------  --------
   Tellabs..........................................      14%       17%       --
   Insight..........................................      16%       16%       --
   ECI Telecom Ltd..................................      22%       --        16%

  Export revenues represented 46%, 38%, and 47% of total revenues in 1996, 1995 and 1994, respectively.

  Revenues from customers outside the United States were as follows (in thousands):

                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                        1996     1995     1994
                                                      -------- -------- --------
   Europe and Middle East............................ $  6,332 $  3,084 $  3,411
   Far East..........................................    1,976    1,798    1,331
   Canada and other..................................      592    1,626      942
                                                      -------- -------- --------
     Total........................................... $  8,900 $  6,508 $  5,684
                                                      ======== ======== ========

                                                                    SCHEDULE II

                            TRANSWITCH CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)

                                           ADDITIONS
                                      --------------------
                             BALANCE  CHARGED TO  CHARGES               BALANCE
                            BEGINNING COSTS AND   TO OTHER              AT END
        DESCRIPTION         OF PERIOD  EXPENSES   ACCOUNTS DEDUCTIONS  OF PERIOD
        -----------         --------- ----------  -------- ----------  ---------
Year ended December 31,
 1996:
  Deductions from asset
   account:
    Allowance for
     doubtful..............   $138         14       --         (12)     $  140
    Inventory valuation....    295      1,261       --        (360)      1,196
                              ----      -----       ---       ----      ------
                              $433      1,275       --        (372)     $1,336
                              ====      =====       ===       ====      ======
Year ended December 31,
 1995:
  Deductions from asset
   account:
    Allowance for
     doubtful..............   $ 36        110       --          (8)     $  138
    Inventory valuation....    597         31       --        (333)(2)     295
                              ----      -----       ---       ----      ------
                              $633        141       --        (341)     $  433
                              ====      =====       ===       ====      ======
Year ended December 31,
 1994:
  Deductions from asset
   account:
    Allowance for
     doubtful..............   $ 31          7         1         (3)     $   36
    Inventory valuation....     44        583(1)    (88)      (118)        597
                              ----      -----       ---       ----      ------
                              $ 75        590       (89)      (121)     $  633
                              ====      =====       ===       ====      ======

--------
(1) Includes a reserve for inventory on hand which was built up in anticipation of a major customer's order in 1994 which did not materialize.
(2) Includes a reversal of a reserve for inventory on hand which was built up in anticipation of a major customer's order in 1994 which was no longer required as products have been shipped.