Form 10-Q
period 1997-03-31
TRANSWITCH CORP /DE
filed 1997-05-12
CIK 944739

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10 - Q


     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            for the quarterly period ended March 31, 1997
                                       or
     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      for the transition period from              to
                                     ------------    ------------

                        Commission File Number 0-25996


                            TRANSWITCH CORPORATION
            (Exact name of Registrant as Specified in its Charter)

        Delaware                                    06-1236189
(State of Incorporation)             (I.R.S. Employer Identification Number)

                               8 Progress Drive
                          Shelton, Connecticut 06484
                   (Address of Principal Executive Offices)

                           Telephone (203) 929-8810

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----


Common stock, par value $.001 per share, outstanding at April 30, 1997:
12,071,797


                              Page   1   of   12
                                   -----    -----

                             TranSwitch Corporation
                                      INDEX
                      For the quarter ended March 31, 1997




                                                             Page
                                                             ----
PART I.  FINANCIAL INFORMATION


 Item 1.  Financial Statements


      Consolidated Balance Sheets as of March 31, 1997
       and December 31, 1996                                    3

      Consolidated Statements of Operations for the Three
       Months Ended March 31, 1997 and 1996                     4

      Consolidated Statements of Cash Flows for the Three
       Months Ended March 31, 1997 and 1996                     5

      Notes to Consolidated Financial Statements                6

 Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations         8


PART II. OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K                      11

 Signatures                                                    12

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

                            TranSwitch Corporation
                          Consolidated Balance Sheets

(in thousands, except share data)                                                               March 31,       December 31,
                             Assets                                                               1997              1996
                             ------                                                               ----              ----
Current assets:                                                                                (unaudited)
     Cash and cash equivalents                                                                 $     4,650      $      3,911
     Short term investments                                                                          5,009             8,777
     Accounts receivable, net                                                                        4,408             2,893
     Inventories, net                                                                                3,426             3,524
     Prepaid expenses and other current assets                                                         605               305
                                                                                               -----------      ------------
          Total current assets                                                                      18,098            19,410

Property and equipment, net                                                                          3,140             2,647
Product licenses, net                                                                                1,214             1,254
                                                                                               -----------      ------------

                            Total Assets                                                       $    22,452      $     23,311
                            ============                                                       ===========      ============
             Liabilities and Stockholders' Equity
             ------------------------------------
Current liabilities:
     Accounts payable                                                                          $     2,111      $      1,805
     Accrued liabilities                                                                             2,467             2,110
     Product license fee payable, current portion                                                      962               845
                                                                                               -----------      ------------
          Total current liabilities                                                                  5,540             4,760

Product license fee payable, less current portion                                                    1,022             1,252

Stockholders' equity:
     Common Stock, $.001 par value; authorized 25,000,000 shares; issued and outstanding 11,912,486 shares December 31, 1996,
     12,054,906 shares March 31, 1997                                                                   12                12
     Additional paid in capital                                                                     45,558            45,375
     Accumulated deficit                                                                           (29,680)          (28,088)
                                                                                               -----------      ------------
          Total stockholders' equity                                                                15,890            17,299
                                                                                               -----------      ------------

                            Total Liabilities and Stockholders' Equity                         $    22,452      $     23,311
                            ==========================================                         ===========      ============

Page  3  of 12
    ----   ----

                            TranSwitch Corporation
                      Consolidated Statements of Operations
                                    Unaudited
                      (in thousands, except per share data)

                                                           Three Months Ended
                                                                March 31,
                                                           1997           1996
                                                           ----           ----
Revenues                                                $  5,056       $  6,359

Cost of Revenues                                           2,374          2,854
                                                        --------       --------
Gross Profit                                               2,682          3,505

Operating Expenses:
     Research and development                              2,398          2,082
     Marketing and sales                                   1,501          1,185
     General and administrative                              518            408
                                                        --------       --------
Total Operating Expenses                                   4,417          3,675
                                                        --------       --------
Operating Loss                                            (1,735)          (170)

Interest Income, net                                         143            233
                                                        --------       --------

Net Income (Loss)                                       $ (1,592)      $     63
                                                        ========       ========

Net Income (Loss) per Common Share                      $  (0.13)      $   0.01
                                                        ========       ========

Weighted Average Number of Common Shares
     Outstanding and Equivalents                          12,033         12,109
                                                        ========       ========

                             TranSwitch Corporation
                      Consolidated Statements of Cash Flows
                                    Unaudited
                                 (in thousands)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                       ---------
                                                                                  1997            1996
                                                                                  ----            ----
Cash flows from operating activities:
Net income (loss)                                                                 $ (1,592)     $     63
     Adjustments to reconcile net income (loss) to
          net cash provided by (used in) operating activities:
               Depreciation and amortization                                           376           256
               Stock compensation expense                                               86            39
               Changes in assets and liabilities:
                    (Decrease) increase in accounts receivable                      (1,515)          599
                    (Decrease) increase in prepaids and other current assets          (300)           62
                    Decrease in inventories                                             98           169
                    Increase (decrease) in accounts payable                            306          (264)
                    Increase (decrease) in accrued liabilities                         474           (20)
                                                                                  --------      --------
                          Total adjustments                                           (475)          841
                                                                                  --------      --------
                          Net cash provided by (used in) operating activities       (2,067)          904

Cash flows from investing activities:
     Capital expenditures and cost of product licenses                                (829)         (636)
     Purchase of short term investments                                             (4,506)       (5,634)
     Proceeds from sale of short term investments                                    8,274           972
                                                                                  --------      --------
                          Net cash provided by (used in) investing activities        2,939        (5,298)

Cash flows from financing activities:
     Proceeds from the exercise of stock options and warrants                           97            40
     Repayment of long term liabilities                                               (230)         (230)
                                                                                  --------      --------
                          Net cash provided by (used in) financing activities         (133)         (190)

Increase (decrease) in cash and cash equivalents                                       739        (4,584)
                                                                                  --------      --------
Cash and cash equivalents at beginning of year                                       3,911        13,630

Cash and cash equivalents at end of period                                        $  4,650      $  9,046
                                                                                  ========      ========
Supplemental disclosure of cash flows information:
     Cash paid for interest                                                       $      4      $     34

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   For the first quarter ended March 31, 1996

Note 1.  Interim Financial Statements
-------------------------------------

     The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The financial statements are prepared on a consistent basis with and should be read in conjunction with the statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Securities and Exchange Commission on March 25, 1997.

     In the opinion of management, these statements include all adjustments, consisting of normal, recurring adjustments, which are necessary for a fair presentation for such periods. The results of operations for any interim period are not necessarily indicative of the results which may be achieved for the entire fiscal year ending December 31, 1997.

Note 2.  Inventories
--------------------

     Inventories are carried at the lower of cost (on a first in, first out basis) or estimated net realizable value. Inventories are summarized as follows:

                                    March 31, 1997         December 31, 1996
                                    --------------         -----------------
Raw Materials                       $      906,251         $      600,035
Work in Process                          1,158,505              1,500,306
Finished Goods                           1,361,545              1,423,514
                                    --------------         --------------
    Total Inventories               $    3,426,301         $    3,523,855
    =================               ==============         ==============


Note 3.  Consolidated Statement of Stockholders' Equity
-------------------------------------------------------

         (in thousands, except share data)

                                                                               Additional
                                                        Common Stock             Paid-in           Accumulated
                                                       Shares     Amount         Capital             Deficit         Total
                                                     --------    -------         -------            --------         -----

Balance at December 31, 1996                         11,912,486      $12         $45,375            ($28,088)       $17,299

Shares of common stock issued upon exercise
 of stock options                                       142,320        -              97                 -             97

Exercise of warrants                                        100        -               -                 -              -

Compensation related to issuance of stock options             -        -              86                 -             86

Net loss                                                      -        -               -              (1,592)        (1,592)
                                                                                                     -------         -------

Balance at March 31, 1997                            12,054,906      $12         $45,558            ($29,680)       $15,890
=========================                            ========================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

General

     TranSwitch Corporation, a Delaware Corporation ("TranSwitch" or the "Company") was organized and commenced operations in April 1988. Since its incorporation, the Company has designed, sourced and marketed highly integrated digital and mixed-signal semiconductor solutions for the telecommunications and data communications markets. The Company's customers are the original equipment manufacturers (OEM's) who serve four communications market segments; worldwide public network infrastructure, including cable television (CATV), internet infrastructure, corporate wide area networks (WAN) and local area networks
(LAN). The Company's products are generally incorporated into OEM's products at the design stage, which often requires significant expenditures by the Company well in advance of substantial orders from the customer.

     The Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, the Company's results of operations may fluctuate from period to period in the future.

Three month periods ended March 31, 1997 and 1996

Revenue

     The Company derives its revenues principally from product sales. Total revenues for the quarter ended March 31, 1997 were $5.1 million, representing a decline from the $6.4 million recorded in the prior year comparable period. The decline in revenue in the quarter is primarily attributable to the decline in the revenue of a specific ATM product that was only partially offset by new ATM products that are just being introduced.

Gross Profit

     Gross profit declined to $2.7 million for the quarter ended March 31, 1997 from $3.5 million in the corresponding period of the prior year. The decrease in gross profit for the first quarter of 1997 was primarily the result of lower volume in the quarter versus the comparable quarter a year ago. Gross margin was 53.0% for the quarter ended March 31, 1997 as compared to 55.1% for the quarter ended March 31, 1996. The decline in the gross margin is primarily attributable to the lower volume absorbing fixed costs for the period.

Research and Development

     Research and development expenses were 47.4% of total revenues for the quarter ended

March 31, 1997 as compared to 32.7% of total revenues for the quarter ended March 31, 1996; total spending increased 15.2% to $2.4 million for the quarter ended March 31, 1997 as compared to $2.1 million for the quarter ended March 31, 1996. The increases were the result of the Company's continued investment in research and development activities. The increase as a percentage of total revenue in the quarter is partially attributed to the decline in the revenue level in the quarter.


Marketing and Sales

     Marketing and sales expenses were 29.7% of total revenues for the quarter ended March 31, 1997 compared to 18.6% for the quarter ended March 31, 1996. The marketing and sales expenses increased 26.7% to $1.5 million for the quarter ended March 31, 1997 compared to $1.2 million for the quarter ended March 31, 1996. The increase in spending was the result of the increase in marketing and sales personnel and expansion of the Company's distribution network as part of the Company's continued investment in its marketing and sales infrastructure. The increase as a percentage of total revenue in the quarter is partially attributed to the decline in the revenue level in the quarter.

General and Administrative

     General and administrative expenses for the quarter ended March 31, 1997 increased to $518,000 from $408,000 for the same quarter in the prior year, and as a percentage of total revenues increased to 10.2% for the quarter ended March 31, 1997 compared to 6.4% for the quarter ended March 31, 1996. The increase in expense in actual dollars is the result of the increase in some seasonal expenses and in recruiting expenses that occurred in the quarter. The increase as a percentage of total revenue in the quarter is partially attributed to the decline in the revenue level in the quarter.

Interest Income, net

     Interest income, net of interest expense, was $143,000 in the quarter ended March 31, 1997 compared to $233,000 in the corresponding period in 1996. The decline in interest income is primarily the result of the reduction in cash between the two periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations and met its capital requirements since it was incorporated in 1988 and through 1995 primarily through private placements of preferred stock, borrowings from a working capital line and equipment financing from Silicon Valley Bank, an initial public offering of its common stock in June, 1995 and cash generated from its operations.

     In the first three months of 1997, the Company used $2.1 million of cash in its operating activities, the result of a net loss of $1.6 million and in increase in Working Capital of $1.0 million, partially offset by non-cash items of $0.5 million. Capital expenditures in this period were $0.8 million, including purchases of computer equipment, tooling, software acquisitions and product licenses.

     At March 31, 1997 the Company had cash and cash equivalents and short term investments of approximately $9.7 million. The Company believes its existing cash, the cash flow from operations if any and cash under its lines of credit will be sufficient to satisfy the Company's cash needs for at least the next 12 months. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms favorable or acceptable to the Company, if at all.

Certain Factors That May Affect Future Results


     The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially adversely affect revenues and profitability, including: competitive pressures on selling prices; the timing and cancellation of customers orders; the timing and provision of pricing protections and returns from certain distributors; availability of foundry capacity and raw materials; fluctuations in yields; changes in product mix; the Company's ability to introduce new products and technologies on a timely basis; introduction of products and technologies by the Company's competitors; market acceptance of the Company's and its competitors' products; the level of orders received which can be shipped in a quarter; the amount and timing of recognition of non-recurring engineering revenue; the timing of investments in research and development, including tooling expenses associated with product development and pre-production; and whether the Company's customers buy directly from the Company or a distributor. Due to the absence of a substantial noncancellable backlog, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Because the Company is continuing to increase its operating expenses for personnel and new product development and for inventory in anticipation of future sales levels, operating results would be adversely affected if increased sales are not achieved. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition, operating results and stock price .

PART II.  OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits

        Exhibit 11, Statement re: computation of per share earnings.

        Exhibit 27,  Financial Data Schedule

  (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the first quarter ended March 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              TranSwitch Corporation
`                                             (Registrant)



Date: May 9, 1997                             /s/ Dr. Santanu Das
                                              ----------------------------------
                                              Dr. Santanu Das
                                              President, Chief Executive Officer
                                              (Principal Executive Officer)



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