Form 10-Q
period 1997-06-30
TRANSWITCH CORP /DE
filed 1997-08-11
CIK 944739

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10 - Q


        [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

                 for the quarterly period ended June 30, 1997
                                       or
        [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

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


Common stock, par value $.001 per share, outstanding at July 31, 1997:
12,147,654 shares.

                             TranSwitch Corporation
                                     INDEX
                      For the quarter ended June 30, 1997


                                                                                          Page
                                                                                          ----
PART I.   FINANCIAL INFORMATION


 Item 1.  Financial Statements


     Consolidated Balance Sheets as of June 30, 1997
      and December 31, 1996                                                                  3

     Consolidated Statements of Operations for the Three and Six Months Ended
      June 30, 1997 and 1996                                                                 4

     Consolidated Statements of Cash Flows for the Three and Six Months Ended
      June 30, 1997 and 1996                                                                 5

     Notes to Unaudited Consolidated Financial Statements                                    6

 Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                               8

PART II.  OTHER INFORMATION

 Item 4.  Submission of Matters to a vote of Security Holders                               12

 Item 6.  Exhibits and Reports on Form 8-K                                                  13

 Signatures                                                                                 14

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

                            TranSwitch Corporation
                          Consolidated Balance Sheets


(in thousands, except share data)                                                   June 30,     December 31,
                                    Assets                                            1997           1996
                                    ------                                            ----           ----
Current assets:                                                                   (unaudited)
     Cash and cash equivalents                                                      $   8,534       $   3,911
     Short term investments                                                               991           8,777
     Accounts receivable, net                                                           4,226           2,893
     Inventories, net                                                                   3,435           3,524
     Prepaid expenses and other current assets                                            535             305
                                                                                    ---------       ---------
          Total current assets                                                         17,721          19,410


Property and equipment, net                                                             2,926           2,647
Product licenses, net                                                                   1,169           1,254
                                                                                    ---------       ---------

                            Total Assets                                            $  21,816       $  23,311
                            ============                                            =========       =========

                     Liabilities and Stockholders' Equity
                     ------------------------------------
Current liabilities:
     Accounts payable                                                               $   1,545       $   1,805
     Accrued liabilities                                                                3,256           2,110
     Product license fee payable, current portion                                       1,052             845
                                                                                    ---------       ---------
          Total current liabilities                                                     5,853           4,760

Product license fee payable, less current portion                                         792           1,252

Stockholders' equity:
     Common Stock, $.001 par value; authorized 25,000,000 shares;
     issued and outstanding; 11,912,486 shares at December 31, 1996,
     and 12,116,661 shares at June 30, 1997                                                12              12
     Additional paid in capital                                                        45,731          45,375
     Accumulated deficit                                                              (30,572)        (28,088)
                                                                                    ---------       ---------
          Total stockholders' equity                                                   15,171          17,299
                                                                                    ---------       ---------

                       Total Liabilities and Stockholders' Equity                   $  21,816       $  23,311
                       ==========================================                   =========       =========

                            TranSwitch Corporation
                     Consolidated Statements of Operations
                                  (Unaudited)
                     (in thousands, except per share data)


                                                  Three Months Ended       Six Months Ended
                                                        June 30,                June 30,
                                                 ---------------------   --------------------
                                                      1997        1996        1997        1996
                                                      ----        ----        ----        ----
Revenues                                             6,256       6,486      11,312      12,845

Cost of Revenues                                     2,803       2,787       5,177       5,641
                                                 ---------   ---------   ---------   --------
Gross Profit                                         3,453       3,699       6,135       7,204

Operating Expenses:
     Research and development                        2,216       2,002       4,614       4,083
     Marketing and sales                             1,673       1,289       3,174       2,474
     General and administrative                        567         505       1,085         914
                                                 ---------   ---------   ---------    --------
Total Operating Expenses                             4,456       3,796       8,873       7,471
                                                 ---------   ---------   ---------    --------
Operating Loss                                      (1,003)        (97)     (2,738)       (267)

Interest Income, net                                   111         189         254         422
                                                 ---------   ---------   ---------    --------

Net Income (Loss)                                $    (892)  $      92   $  (2,484)   $    155
                                                 =========   =========   =========    ========

Net Income (Loss) per Common Share               $   (0.07)  $    0.01   $   (0.21)   $   0.01
                                                 =========   =========   =========    ========

Weighted Average Number of Common Shares
     Outstanding and Equivalents                    12,093      12,284      12,063      12,236
                                                 =========   =========   =========    ========


                            TranSwitch Corporation
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (in thousands)

                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                                       --------
                                                                                                 1997            1996
                                                                                                 ----            ----
Cash flows from operating activities:
Net income (loss)                                                                           $    (2,484)     $      155
     Adjustments to reconcile net income (loss) to
          net cash used in operating activities:
               Depreciation and amortization                                                        766             530
               Stock compensation expense                                                           166              78
               Changes in assets and liabilities:
                    (Increase) in accounts receivable                                            (1,333)           (833)
                    (Increase) decrease in prepaids and other current assets                       (230)             77
                    Decrease (increase) in inventories                                               89            (702)
                    (Decrease) increase in accounts payable                                        (260)             68
                    Increase in accrued liabilities                                               1,353              94
                                                                                            ------------     -----------
                          Total adjustments                                                         551            (688)
                                                                                            ------------     -----------
                          Net cash (used) in operating activities                                (1,933)           (533)

Cash flows from investing activities:
     Capital expenditures and cost of product licenses                                             (960)         (1,519)
     Purchase of short term investments                                                          (4,506)        (11,773)
     Proceeds from sale of short term investments                                                12,292           8,127
                                                                                            ------------     -----------
                          Net cash provided by (used in) investing activities                     6,826          (5,165)

Cash flows from financing activities:
     Proceeds from the exercise of stock options and warrants                                       190             179
     Repayment of long term liabilities                                                            (460)
                                                                                            ------------     -----------
                          Net cash provided by (used in) financing activities                      (270)            179

(Decrease) increase in cash and cash equivalents                                                  4,623          (5,519)
                                                                                            ------------     -----------
Cash and cash equivalents at beginning of period                                                  3,911          13,630

Cash and cash equivalents at end of period                                                  $     8,534      $    8,111
                                                                                             ===========    ============
Supplemental disclosure of cash flows information:
     Cash paid for interest                                                                 $         4      $       68

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   For the second quarter ended June 30, 1997

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

Note 2.  Inventories
--------------------

         Inventories are carried at the lower of cost (on a first in, first out basis) or estimated net realizable value. Inventories are summarized as follows:


                        June 30, 1997  December 31, 1996
                        -------------  -----------------

Raw Materials              $  581,860         $  600,035
Work in Process             1,321,759          1,500,306
Finished Goods              1,531,669          1,423,514
                           ----------         ----------
   Total Inventories       $3,435,288         $3,523,855
   =================       ==========         ==========

Note 3.  Consolidated Statement of Stockholders' Equity
-------------------------------------------------------

     (in thousands, except share data)


                                                                                        Additional
                                                                        Common Stock     Paid-in    Accumulated
                                                                      Shares  Amount     Capital      Deficit     Total
                                                                  ----------  ------     -------     --------   -------
Balance at December 31, 1996                                      11,912,486     $12     $45,375     ($28,088)  $17,299

Shares of common stock issued upon exercise of stock options         142,320      -           97           -         97

Exercise of warrants                                                     100      -           -            -         -

Compensation related to issuance of stock options                         -       -           86           -         86

Net loss                                                                  -       -           -        (1,592)   (1,592)
                                                                  ----------  ------     -------     --------   -------

Balance at March 31, 1997                                         12,054,906     $12     $45,558     ($29,680)  $15,890

Shares of common stock issued upon exercise of stock options          61,755      -           93           -         93

Compensation related to issuance of stock options                         -       -           80           -         80

Net loss                                                                  -       -           -          (892)    ( 892)
                                                                  ----------  ------     -------     --------   -------

Balance at June 30, 1997                                          12,116,661     $12     $45,731     ($30,572)  $15,171
========================                                          ==========  ======     =======     ========   =======

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

Three and six month periods ended June 30, 1997 and 1996

Revenue

     The Company derives its revenues principally from product sales. Total revenues for the quarter ended June 30, 1997 were $6.3 million and were relatively flat from the $6.5 million recorded in the prior year comparable period. Total revenues for the six months ended June 30, 1997 were $11.3 million a decline of 12% from the $12.8 million for the six months ended June 30, 1996. The decline in revenue in the six months is primarily attributable to the decline in the revenue of a specific ATM product that was only partially offset by new ATM products that are just being introduced.

Gross Profit

     Gross profit was $3.5 million for the quarter ended June 30, 1997 compared to $3.7 million in the corresponding period of the prior year. Gross profit for six months ended June 30, 1997 was $6.1 million compared to $7.2 million for the same period in 1996. The decrease in gross profit for the first six months of 1997 was primarily the result of lower volume in the period versus the comparable period a year ago. Gross margin was 55.2% for the quarter ended June 30, 1997 as compared to 57.0% for the quarter ended June 30, 1996 and for six months ended June 30, 1997 was 54.2% compared to 56.0% for the same period a year ago. The decline in the gross margin is primarily attributable to the lower amount of revenue from research and development contracts that were recognized in 1997 versus 1996.

Research and Development

     Research and development expenses were 35.4% of total revenues for the quarter ended June 30, 1997 as compared to 30.8% of total revenues for the quarter ended June 30, 1996; total spending increased 10.2% to $2.2 million for the quarter ended June 30, 1997 as compared to $2.0 million for the quarter ended June 30, 1996. In the six month period ended June 30, 1997 research and development expenses were 40.8% of revenues as compared to 31.8% for the same period a year ago; spending in the six months ended June 30, 1997 was $4.6 million a 13% increase over the $4.1 million for the comparable period a year ago. The increases were the result of the Company's continued investment in research and development activities. The increase as a percentage of total revenue in the periods is partially attributed to the lower revenue level in the comparable periods.


Marketing and Sales

     Marketing and sales expenses were 26.7% of total revenues for the quarter ended June 30, 1997 compared to 19.9% for the quarter ended June 30, 1996. The marketing and sales expenses increased 29.7% to $1.7 million for the quarter ended June 30, 1997 compared to $1.3 million for the quarter ended June 30, 1996. In the six month period ended June 30, 1997 marketing and sales expenses were 28.0% of total revenues compared to 19.3% for the same period in 1996. Total spending increased 28.3% to $3.2 million for the six month period in 1997 as compared to $2.5 million spent in the same period in 1996. The increase in spending was the result of the increase in marketing and sales personnel and expansion of the Company's distribution network as part of the Company's continued investment in its marketing and sales infrastructure. The increase as a percentage of total revenue in the quarter is partially attributed to the decline in the revenue level in the quarter.

General and Administrative

     General and administrative expenses for the quarter ended June 30, 1997 increased to $567,000 from $505,000 for the same quarter in the prior year, and as a percentage of total revenues increased to 9.1% for the quarter ended June 30, 1997 compared to 7.8% for the quarter ended June 30, 1996. The total spending for the six months period ended June 30, 1997 increased 18.7% to $1.1 million from the $0.9 million spent for the same period a year ago and as a percentage of total revenues increased to 9.6% for the six months ended June 30, 1997 as compared to the 7.1% for the comparable period a year ago. The increase in expense was the result of the Company's continued investment in the general and administrative area. The increase as a percentage of total revenue in the quarter is partially attributed to the lower revenue levels in the comparable periods.

Interest Income, net

     Interest income, net of interest expense, was $111,000 in the quarter ended June 30, 1997 compared to $189,000 in the corresponding period in 1996 and for the six month period was $254,000 in 1997 as compared to $422,000 in the same period in 1996. The decline in interest income is primarily the result of the reduction in cash between the two periods.

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

     In the first six months of 1997, the Company used $1.9 million of cash in its operating activities, the result of a net loss of $2.5 million and an increase in working capital of $0.4 million, offset by non-cash items of $0.9 million. Capital expenditures in this period were $1.3 million, including purchases of computer equipment, tooling, software acquisitions and product licenses.

     At June 30, 1997 the Company had cash and cash equivalents and short term
investments of approximately $9.5 million.   In addition, in the quarter ended
June 30, 1997 the Company entered into a new financing arrangement Silicon Valley Bank whereby the Company has a total credit facility of $8 million, made up of a $2 million line of credit for capital equipment and a $6 million line of credit for working capital purposes. The agreement contains certain financial restrictions and covenants which, among other things, include provisions that define line availability, maintaining a minimum amount of cash, net worth and profitability. Although the Company anticipates that its existing cash, cash flow from operations, if any, and its line of credit are sufficient to satisfy its cash needs for at least 12 months, the Company believes that its ability to take advantage of business opportunities and to increase the market penetration of its products, among other things, would be enhanced by raising additional capital. Therefore, the Company explores on a regular basis a variety of capital raising opportunities. There can be no assurance that the Company would be able to secure any additional financing or that additional financing will be available on favorable terms. Further, there can be no assurance that events will not occur that would otherwise require the Company to seek additional financing, and under such circumstances, no assurances can be given that financing would be available, if at all, on terms favorable to the Company.


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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

On May 9, 1996 the Company held its Annual Meeting of Stockholders, at which the stockholders of the Company voted on the following matters:

1. The election of a Board of Director for the ensuing year. The number of votes cast for the re-election of each of the directors listed below was as follows:


              Nominee                    Number of Shares
              -------                    ----------------
                                      For     Withhold Authority
                                      ---     ------------------
        Dr. Santanu Das            9,672,335       421,953
        Dr. Steward S. Flaschen    9,686,281       408,007
        Dr. Charles Lee            9,619,470       474,818
        Dr. Ljubomir Micic         9,638,077       456,211
        Dr. Albert E. Paladino     9,636,346       457,942

2. An amendment to the Company's Amended and Restated 1995 Stock Plan to increase the number of shares of Common Stock authorized to be issued thereunder by an additional 900,000 shares, for a total of 2, 469,019 shares, was approved by the following vote:


                             Number of Shares
                             ----------------
        For                      4,070,058
        Against                  1,898,329
        Abstain                     58,067
        Broker Non-Votes         4,067,834

3. The selection of KPMG Peat Marwick LLP as auditors for the fiscal year ending December 31, 1997 was ratified by the following vote:


        For                     10,048,039
        Against                     28,954
        Abstain                     17,295
        Broker Non-Votes                 0


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

               Exhibit 11, Statement re: computation of per share earnings.

               Exhibit 27, Financial Data Schedule

         (b) Reports on Form 8-K

               No reports on Form 8-K were filed during the second quarter ended June 30, 1997.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         TranSwitch Corporation
                                         (Registrant)



Date: August 8, 1997                     /s/ Dr. Santanu Das
                                        ---------------------------------------
                                             Dr. Santanu Das
                                             Chairman of the Board,
                                             President, Chief Executive Officer
                                             (Principal Executive Officer)



                                         /s/ Michael F. Stauff
                                        ---------------------------------------
                                             Michael F. Stauff
                                             Senior Vice President and Chief
                                             Financial Officer and Treasurer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)