Form 10-Q
period 1997-09-30
TRANSWITCH CORP /DE
filed 1997-11-06
CIK 944739

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q


          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 for the quarterly period ended September 30, 1997

                                       or

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          for the transition period from             to
                                         -----------    -----------

                         Commission File Number 0-25996


                             TRANSWITCH CORPORATION
             (Exact name of Registrant as Specified in its Charter)

          Delaware                                        06-1236189
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

Common stock, par value $.001 per share, outstanding at October 31, 1997:
12,286,394 shares.

                             TranSwitch Corporation
                                      INDEX
                    For the quarter ended September 30, 1997



                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION


   Item 1.   Financial Statements


         Consolidated Balance Sheets as of September 30, 1997
           and December 31, 1996                                              3

         Consolidated Statements of Operations for the Three and
           Nine Months Ended September 30, 1997 and 1996                      4

         Consolidated Statements of Cash Flows for the Three and
           Nine Months Ended September 30, 1997 and 1996                      5

         Notes to Unaudited Consolidated Financial Statements                 6

   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                   8


PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                 12

   Signatures                                                                13

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

                                      TranSwitch Corporation
                                    Consolidated Balance Sheets

(in thousands, except share data)                                                    September 30,      December 31,
                                    Assets                                                 1997               1996
                                    ------                                                 ----               ----
Current assets:                                                                       (unaudited)
     Cash and cash equivalents                                                           $  6,334           $  3,911
     Short term investments                                                                 2,999              8,777
     Accounts receivable, net                                                               4,154              2,893
     Inventories, net                                                                       5,035              3,524
     Prepaid expenses and other current assets                                                789                305
                                                                                         --------           --------
          Total current assets                                                             19,311             19,410

Property and equipment, net                                                                 3,240              2,647
Product licenses, net                                                                       1,120              1,254
                                                                                         --------           --------

                            Total Assets                                                 $ 23,671           $ 23,311
                            ============                                                 ========           ========

                     Liabilities and Stockholders' Equity
                     ------------------------------------
Current liabilities:
     Accounts payable                                                                     $ 3,030            $ 1,805
     Accrued liabilities                                                                    3,249              2,110
     Product license fee payable, current portion                                           1,117                845
                                                                                         --------           --------
          Total current liabilities                                                         7,396              4,760

Product license fee payable, less current portion                                             561              1,252

Stockholders' equity:
     Common Stock, $.001 par value; authorized 25,000,000 shares;
     issued and outstanding; 11,912,486 shares at December 31, 1996,
     and 12,214,756 shares at September 30, 1997                                               12                 12
     Additional paid in capital                                                            46,096             45,375
     Accumulated deficit                                                                  (30,394)           (28,088)
                                                                                         --------           --------
          Total stockholders' equity                                                       15,714             17,299
                                                                                         --------           --------

                       Total Liabilities and Stockholders' Equity                        $ 23,671           $ 23,311
                       ==========================================                        ========           ========

See accompanying notes.

                            TranSwitch Corporation
                     Consolidated Statements of Operations
                                  (Unaudited)
                     (in thousands, except per share data)


                                               Three Months Ended        Nine Months Ended
                                                 September 30,             September 30,
                                            ----------------------------------------------
                                               1997        1996         1997         1996
                                               ----        ----         ----         ----
Revenues                                    $  7,438    $  2,615     $ 18,750     $ 15,460

Cost of Revenues                               2,828       2,071        8,005        7,712
                                            --------    --------     --------     --------
Gross Profit                                   4,610         544       10,745        7,748

Operating Expenses:
     Research and development                  2,227       2,251        6,841        6,334
     Marketing and sales                       1,796       1,433        4,970        3,907
     General and administrative                  523         506        1,608        1,420
                                            --------    --------     --------     --------
Total Operating Expenses                       4,546       4,190       13,419       11,661
                                            --------    --------     --------     --------
Operating Income (Loss)                           64      (3,646)      (2,674)      (3,913)

Interest Income, net                             114         166          368          588
                                            --------    --------     --------     --------

Net Income (Loss)                           $    178    $ (3,480)    $ (2,306)    $ (3,325)
                                            ========    ========     ========     ========

Net Income (Loss) per Common Share          $   0.01    $  (0.29)    $  (0.19)    $  (0.28)
                                            ========    ========     ========     ========

Weighted Average Number of Common Shares
     Outstanding and Equivalents              12,867      11,820       12,103       11,705
                                            ========    ========     ========     ========

See accompanying notes.

                            TranSwitch Corporation
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                       (in thousands)

                                                                                                     Nine Months Ended
                                                                                                        September 30,
                                                                                                        -------------
                                                                                                   1997             1996
                                                                                                   ----             ----
Cash flows from operating activities:
Net income (loss)                                                                                $ (2,306)        $ (3,325)
     Adjustments to reconcile net income (loss) to
          net cash used in operating activities:
               Depreciation and amortization                                                        1,019              837
               Stock compensation expense                                                             248              117
               Changes in assets and liabilities:
                    (Increase) decrease in accounts receivable                                     (1,261)           2,433
                    (Increase) decrease in prepaids and other current assets                         (484)             133
                    (Increase) in inventories                                                      (1,511)          (1,365)
                    Increase in accounts payable                                                    1,225              107
                    Increase in accrued liabilities                                                 1,411               45
                                                                                                 ---------        --------
                          Total adjustments                                                           647            2,307
                                                                                                 ---------        --------
                          Net cash (used in) operating activities                                  (1,659)          (1,018)

Cash flows from Investing activities:
     Capital expenditures and cost of product licenses                                             (1,478)          (2,230)
     Purchase of short term investments                                                            (7,505)         (17,233)
     Proceeds from sale of short term investments                                                  13,283           13,269
                                                                                                 ---------        --------
                          Net cash provided by (used in) investing activities                        4,300          (6,194)

Cash flows from financing activities:
     Proceeds from the exercise of stock options and warrants                                          473             228
     Repayment of long term liabilities                                                               (691)             -
                                                                                                 ---------        --------
                          Net cash (used in) provided by financing activities                         (218)            228

Increase (decrease) in cash and cash equivalents                                                     2,423          (6,984)
                                                                                                 ---------        --------
Cash and cash equivalents at beginning of period                                                     3,911          13,630

Cash and cash equivalents at end of period                                                       $   6,334        $  6,646
                                                                                                 ---------        --------
Supplemental disclosure of cash flows information:
     Cash paid for interest                                                                      $       5        $    107


See accompanying notes.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 For the third quarter ended September 30, 1997


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

Note 2.  Inventories
--------------------

         Inventories are carried at the lower of cost (on a first in, first out basis) or estimated net realizable value. Inventories are summarized as follows:

                           September 30, 1997                December 31, 1996
                           ------------------                -----------------
Raw Materials               $      901,069                    $      600,035
Work in Process                  2,026,201                         1,500,306
Finished Goods                   2,107,346                         1,423,514
                            --------------                    --------------
  Total Inventories         $    5,034,616                    $    3,523,855
  =================         ==============                    ==============

Note 3.  Consolidated Statement of Stockholders' Equity
-------------------------------------------------------

         (in thousands, except share data)

                                                                                        Additional
                                                                Common Stock              Paid-in         Accumulated
                                                             Shares       Amount          Capital           Deficit          Total
                                                             ------       ------          -------           -------          -----
Balance at December 31, 1996                                11,912,486       $12          $45,375          ($28,088)        $17,299

Shares of common stock issued upon exercise of
  stock options                                                142,320         -               97             -                  97

Exercise of warrants                                               100         -                -             -                  -

Compensation related to issuance of stock options                  -           -               86             -                  86

Net loss                                                           -           -                -           (1,592)          (1,592)

                                                           -----------      ----          -------         --------          -------


Balance at March 31, 1997                                   12,054,906       $12          $45,558         ($29,680)         $15,890

Shares of common stock issued upon exercise
  of stock options                                              61,755         -               93               -                93

Compensation related to issuance of stock options                  -           -               80               -                80

Net loss                                                           -           -                -            ( 892)            (892)

                                                            -----------     ----          -------         --------          -------


Balance at June 30, 1997                                     12,116,661      $12          $45,731         ($30,572)         $15,171

Shares of common stock issued upon exercise of
  stock options                                                  90,147        -              275                -              275

Exercise of warrants                                              7,948        -                8                -                8

Compensation related to issuance of stock options                     -        -               82                -               82

Net income                                                            -        -                -              178              178
                                                            -----------     ----          -------         --------          -------


Balance at September 30, 1997                                12,214,756      $12          $46,096         ($30,394)         $15,714
-----------------------------                               ===========      ====          =======         ========         =======


Note 4. Subsequent Event
------------------------

         Subsequent to the end of the quarter, on October 10, 1997 the Company completed the private placement of $14.5 million in Convertible Preferred Stock. Under the terms of the private placement the investors purchased 14,500 shares of Series A Convertible Preferred Stock, par value $.01 per share, at an original issue price of $1,000.00 per share, for a stated value of $14.5 million. The shares are convertible into the Company's Common Stock at a price equal to the lower of $10.58 or 90% of the 10-day average closing bid price as reported on the Nasdaq National Market prior to the date of conversion. No dividends are payable on the Preferred Stock. The Company will file with the Securities and Exchange Commission a registration statement covering the underlying Common Stock into which the Preferred Stock is convertible. There is mandatory conversion of the Preferred Stock upon the fifth anniversary of the closing subject to certain conditions.

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

Three and nine month periods ended September 30, 1997 and 1996

Revenue

         The Company derives its revenues principally from product sales. Total revenues for the quarter ended September 30, 1997 were $7.4 million, representing an increase of 184% over the $2.6 million recorded in the prior year comparable period. Total revenues for the nine months ended September 30, 1997 were $18.8 million, an increase of 21% over the $15.5 million for the nine months ended September 30, 1996. The increased revenue for the nine month period is primarily attributable to sales of new ATM products that are just being introduced and strong demand for the SONET product lines.

Gross Profit

         Gross profit was $4.6 million for the quarter ended September 30, 1997 compared to $544 thousand in the corresponding period of the prior year. Gross profit for the nine months ended September 30, 1997 was $10.7 million compared to $7.7 million for the same period in 1996. The increase in gross profit for the first nine months of 1997 was primarily the result of higher sales volume in the period versus the comparable period a year ago. Gross margin was 62.0% for the quarter ended September 30, 1997 as compared to 20.8% for the quarter ended September 30, 1996 and for the nine months ended September 30, 1997 was 57.3% compared to 50.1% for the same period a year ago. The increase in the gross margin is attributable to the higher level of revenue in the comparable periods. Gross margin for the three and nine month periods ended September 30, 1996 reflects a charge of $660,000 to cost of products sold to adjust inventory for products where there was a significant drop in demand.

Research and Development

         Research and development expenses were 29.9% of total revenues for the quarter ended September 30, 1997 as compared to 86.0% of total revenues for the quarter ended September 30, 1996; total spending for the two periods was relatively constant at $2.2 million. In the nine month period ended September 30, 1997 research and development expenses were 36.5% of revenues as compared to 41.0% for the same period a year ago; spending in the nine months ended September 30, 1997 was $6.8 million, an 8% increase over the $6.3 million for the comparable period a year ago. The dollar increase for the comparable nine month period was the result of the Company's continued investment in research and development activities. The decrease as a percentage of total revenue in the periods is primarily attributed to the higher revenue level in the comparable periods.

Marketing and Sales

         Marketing and sales expenses were 24.1% of total revenues for the quarter ended September 30, 1997 compared to 54.8% for the quarter ended September 30, 1996. The marketing and sales expenses increased 25.3% to $1.8 million for the quarter ended September 30, 1997 compared to $1.4 million for the quarter ended September 30, 1996. In the nine month period ended September 30, 1997 marketing and sales expenses were 26.5% of total revenues compared to 25.3% for the same period in 1996. Total spending increased 27.2% to $5.0 million for the nine month period in 1997 as compared to $3.9 million spent in the same period in 1996. The dollar increase in spending was the result of the increase in marketing and sales personnel and expansion of the Company's distribution network as part of the Company's continued investment in its marketing and sales infrastructure. The decrease as a percentage of total revenue in the quarter as compared to the prior period is primarily attributable to the increase in the revenue level in the quarter.

General and Administrative

         General and administrative expenses for the quarter ended September 30, 1997 increased to $523,000 from $506,000 for the same quarter in the prior year, and as a percentage of total revenues decreased to 7.0% for the quarter ended September 30, 1997 compared to 19.3% for the quarter ended September 30, 1996. The total spending for the nine month period ended September 30, 1997 increased 13.2% to $1.6 million from the $1.4 million spent for the same period a year ago and as a percentage of total revenues decreased to 8.6% for the nine months ended September 30, 1997 as compared to the 9.2% for the comparable period a year ago. The dollar increase in expense was the result of the Company's continued investment in the general and administrative area. The decrease as a percentage of total revenue in the quarter is primarily attributed to the increase in revenue levels in the comparable periods.

Interest Income, net

         Interest income, net of interest expense, was $114,000 in the quarter ended September 30, 1997 compared to $166,000 in the corresponding period in 1996 and for the nine month period was $368,000 in 1997 as compared to $588,000 in the same period in 1996. The decline in interest income is primarily the result of the reduction in cash and short term investments between the two periods.

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

         In the first nine months of 1997, the Company used $1.7 million of cash in its operating activities, the result of a net loss of $2.3 million and an increase in working capital of $0.7 million, offset by non-cash items of $1.3 million. Capital expenditures in this period were $1.5 million, including purchases of computer equipment, tooling, software acquisitions and product licenses.

         At September 30, 1997 the Company had cash and cash equivalents and short term investments of approximately $9.3 million. In addition, in the quarter ended September 30, 1997 the Company executed a new financing arrangement with Silicon Valley Bank whereby the Company has a total credit facility of $8 million, consisting of a $2 million line of credit for capital equipment and a $6 million line of credit for working capital purposes. The agreement contains certain financial restrictions and covenants which, among other things, include provisions that define line availability, maintaining a minimum amount of cash, net worth and profitability. Although the Company anticipates that its existing cash, cash flow from operations, if any, and its line of credit are sufficient to satisfy its cash needs for at least 12 months, the Company believes that its ability to take advantage of business opportunities and to increase the market penetration of its products, among other things, would be enhanced by raising additional capital. Therefore, the Company explores on a regular basis a variety of capital raising opportunities. There can be no assurance that the Company would be able to secure any additional financing or that additional financing will be available on favorable terms. Further, there can be no assurance that events will not occur that would otherwise require the Company to seek additional financing, and under such circumstances, no assurances can be given that financing would be available, if at all, on terms favorable to the Company.

         Subsequent to the end of the quarter on October 10, 1997 the Company completed the private placement of $14.5 million in Convertible Preferred Stock. Under the terms of the private placement, investors purchased 14,500 shares of Series A Convertible Preferred Stock, at $1,000.00 per share, for a stated value of $14.5 million.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

               Exhibit 10.1, Silicon Valley Bank Loan Document Modification
                 Agreement

               Exhibit 10.2 Amended and Restated Promissory Note, Working
                 Capital Line

               Exhibit 10.3 Amended and Restated Promissory Note, Equipment Line

               Exhibit 11, Statement re: computation of per share earnings.

               Exhibit 27, Financial Data Schedule


         (b) Reports on Form 8-K

               No reports on Form 8-K were filed during the third quarter ended September 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            TranSwitch Corporation
                                            (Registrant)



Date: November 6, 1997                          /s/ Dr. Santanu Das
                                            ----------------------------
                                            Dr. Santanu Das
                                            Chairman of the Board,
                                            President, Chief Executive Officer
                                            (Principal Executive Officer)



                                                 /s/ Michael F. Stauff
                                            ----------------------------
                                            Michael F. Stauff
                                            Senior Vice President and Chief
                                            Financial Officer and Treasurer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)