Form 10-K
period 1997-12-31
TRANSWITCH CORP /DE
filed 1998-03-31
CIK 944739

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10--K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                            THREE ENTERPRISE DRIVE
                          SHELTON, CONNECTICUT 06484
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on February 28, 1998, as reported on the Nasdaq National Market, was approximately $127,681,803 Shares of Common Stock held by each executive officer and director and by each person who to the Company's knowledge owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  COMMON STOCK, PAR VALUE $.001 PER SHARE, OUTSTANDING AT FEBRUARY 28, 1998:
13,283,117

                      DOCUMENTS INCORPORATED BY REFERENCE

 Parts of the following document are incorporated by reference in Part III of this Form 10-K Report:
(1) Proxy Statement for Registrant's 1998 Annual Meeting of Shareholders-- Items 10, 11, 12 and 13.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL

  TranSwitch Corporation, a Delaware corporation established in April 1988 ("TranSwitch" or the "Company"), designs, develops, markets and supports highly integrated digital and mixed-signal semiconductor solutions for the telecommunications and data communications markets. The Company's customers are original equipment manufacturers (OEM's) who serve three communications market segments: worldwide public network infrastructure, including cable television (CATV), internet infrastructure and corporate wide area networks
(WAN).

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

  Statements in this Form 10-K which are not historical facts, so-called "forward looking statements," are made pursuant to the safe harbor provisions of Section 21 E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors That May Affect Future Results."

PRODUCTS AND APPLICATIONS

  TranSwitch supplies high-speed (broadband) VLSI devices to systems vendors of public network equipment, such as multiplexers and DACS (Digital Access Cross-connect Systems); ISP's (Internet Service Providers) and CATV systems equipment; and local area networks (LAN) and WAN equipment, such as routers, bridges and hubs. The Company's core competencies as a systems innovation leader include an in-depth understanding of relevant asynchronous/PDH, SONET/SDH and ATM standards and associated nuances, the ability to design complex mixed-signal high-speed VLSI devices, and the capability to verify the design against customers' requirements and standards' requirements through analysis, simulation and certification.

  The Company believes that its "chip-set" approach and broad product coverage in all three product lines position it as a "one-stop source" for broadband communications VLSI products. Systems vendors can mix and match TranSwitch's VLSI devices to optimally configure a specific system. The Company's products utilizing three technologies can be grouped synergistically, providing seamless integration of asynchronous/PDH, SONET/SDH and ATM applications.

  The prices for the Company's products typically range from $15 to $300 depending on volume, complexity and functionality.

 Asynchronous/PDH Products

  TranSwitch's asynchronous products provide high bandwidth connections and can be used to configure transmission products for use in the public network, to ease the management burden of public networks and to enable CPE (Customer Premises Equipment) products like hubs and routers LANs and WANs to access the public network for communication with similar products in other locations.

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

  TranSwitch's direct sales force, technical support personnel and key engineers work together in teams to support key customers. TranSwitch has located technical support capabilities in key geographical locations, including Europe and the Far East. These field sales engineers and independent distributors and sales representatives support the Company's customers. TranSwitch maintains a technical support team at the Company's headquarters as a backup to the field sales engineers.

  TranSwitch has established foreign distributors and sales representative relationships in Australia, Benelux, Brazil, Canada, Finland, France, Germany, Israel, Italy, Japan, Korea, People's Republic of China, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. The Company also sells its products through a domestic distributor and a network of domestic sales representatives. The Company has regional sales/technical support capabilities in Boston, Ma., Sunnyvale, Ca., Morristown, N.J., Great Falls, Va., Brussels, Belgium, and Taipei, Taiwan, as well as in its headquarters facility in Shelton, Connecticut.

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

  In 1997, Insight Electronics, Inc. (a distributor selling to various end users, none of which comprise more than 10% of the Company's total revenues) and Tellabs Operations accounted for 41% and 16% of total revenues, respectively. In 1996, ECI Telecom Ltd, Insight Electronics, Inc. and Tellabs Operations, Inc. accounted for 22%, 16% and 14% of total revenues, respectively. In 1995, Tellabs Operations, Inc. and Insight Electronics, Inc. accounted for 17% and 16% of total revenues, respectively. No other customer accounted for 10% or more of revenues during 1997, 1996, and 1995. Export revenues represented 33%, 46%, and 38% of total revenues in 1997, 1996 and 1995, respectively. See "Note 12 of Notes to Consolidated Financial Statements."

RESEARCH AND DEVELOPMENT

  The Company believes that the continued introduction of new products in its target markets is essential to its growth. As of December 31, 1997, the Company had 56 full-time employees engaged in research and development efforts. The Company currently anticipates only slight increases in its research and development staffing in 1998. Expenditures for research and development in 1997, 1996 and 1995 were approximately $9.2 million, $8.9 million and $6.5 million, respectively.

  Currently, the Company's major development programs include new SONET/SDH products, new ATM products and new Asynchronous/PDH products which are targeted at end markets in the public network transmission structure, the Internet infrastructure and the corporate wide area network (WAN).

PATENTS AND LICENSES

  The Company has 24 patents issued and seven patent applications pending in the U.S. Of the 24 issued patents, one is co-owned by ECI Telecom Ltd and one is co-owned by Siemens Telecommunications Systems Ltd.. The Company has three patents issued and 15 patent applications pending in Canada. The Company has six patents issued in Taiwan, with one patent being co-owned by Siemens Telecommunications Systems Ltd. The Company has three patents issued and four patents pending in the People's Republic of China. The Company has 14 patent applications pending in selected countries in the European Patent Office
(EPO), and one patent issued in France, Germany, and the U.K. In addition, the Company has seven patent applications pending in Japan and four patents issued in Israel. Further, the Company has two patent applications pending under the Patent Cooperation Treaty (PCT) with the possibility of filing one PCT application in the EPO, Canada, Japan and Israel and one PCT application in Canada, the EPO and Japan. None of the Company's domestic and foreign patents that have issued will expire in the near future. The Company's oldest patent is not scheduled to expire for more than seven years. There can be no assurance, however, that the claims allowed in any of the Company's existing or future patents will provide competitive advantages for the Company's products, will not be successfully challenged or circumvented by competitors or that pending patent applications will ultimately issue as patents. Under current law, patent applications in the United States are maintained in secrecy until patents are issued and patent applications in foreign countries are maintained in secrecy for a period after filing. The right to a patent in the United States is attributable to the first to invent, not the first to file a patent application. The Company cannot be sure that its product or technologies do not infringe patents that may be granted in the future pursuant to pending patent applications or that its products do not infringe any patents or proprietary rights of third parties. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, the Company could be prevented from selling its products or could be required to obtain licenses from the owners of such patents or be required to redesign its products to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to the Company or that the Company would be successful in any attempts to redesign its products or processes to avoid infringement. The Company's failure to obtain these licenses or to redesign its products would have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company also has been granted registration of six trade or service marks in the U.S., and it has eight more U.S. applications for trademarks awaiting approval. The Company has also filed three trademark applications under the European Trademark (ECT) procedure.

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

MANUFACTURING AND QUALITY

  TranSwitch's manufacturing objective is to produce reliable, high quality devices cost-competitively. To this end, the Company seeks to differentiate itself by maximizing the reliability and quality of its products, achieving on-time delivery of its products to its customers, minimizing capital and other resource requirements by subcontracting capital-intensive manufacturing and achieving a gross margin commensurate with the value of its products.

  Effective June 25, 1997, the Company was registered by TUV Rheinland of North America, Inc. as complying with the requirements of ISO-9001.

  All of the Company's VLSI devices are manufactured by established independent foundries. This approach permits the Company to focus on its design strengths, minimize fixed costs and capital expenditures and access diverse manufacturing technologies. Currently, the Company utilizes four foundries to process its wafers: Texas Instruments Incorporated (TI), Symbios Logic Inc. and LSI Logic Corporation in the U.S. and Taiwan Semiconductor Manufacturing Company Limited (TSMC) in Taiwan. Foundries are required to have qualified and reliable processes, high-frequency test capability, ISO-9002 qualification and quick turnaround prototyping. The selection of a foundry for a specific device is based on availability of the required process technology and the foundry's capability to support the particular set of tools used by TranSwitch for that device. Currently, TI manufactures all of the Company's BiCMOS devices. The Company entered into a foundry agreement with TI in December 1995, pursuant to which the Company received access to TI's process technology through 2000. The Company also has an agreement with TSMC that guarantees the Company a minimum capacity level for four years, through 1999, and in return the Company has agreed to purchase unutilized commitment below an agreed minimum level. See also "Note 13 of Notes to Consolidated Financial Statements."

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

COMPETITION

  The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change, shortage in fabrication capacity, heightened international competition in many markets, and unforeseen manufacturing yield problems. The telecommunications and data communications industries, which are the primary target markets for TranSwitch, are also becoming intensely competitive because of deregulation and heightened international competition. This heightened competition is likely to result in pricing pressures on the Company's products, which could materially and adversely affect the Company's business, financial condition and operating results.

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

  The Company's competition consists of suppliers of similar products from the United States as well as other countries, including internal competition from semiconductor divisions of vertically integrated companies like Lucent Technologies, IBM Corporation, NEC Corporation and Siemens Corporation. New entrants are also likely to attempt to obtain a share of the market for the Company's current and future products. The Company's principal competitors in the asynchronous/PDH and SONET/SDH areas are AMCC Corporation, Crystal Semiconductor, Inc., Dallas Semiconductor Corp., EXAR Corporation, Integrated Telecom Technology, Inc., Lucent Technologies, National Semiconductor Corporation, PMC Sierra Corporation, Texas Instruments, Inc., Triquint Semiconductor Inc., Vitesse Semiconductor Corp. and VLSI Technology. In addition, there are a number of ASIC vendors, including AMI Industries, Inc., LSI Logic Corp., and SGS-Thompson Microelectronics, Inc. who compete with the Company by supplying customer-specific products to OEMs. In the ATM area, the Company's principal competitors include all the vendors mentioned above and AMD Corporation, MMC Networks, Inc. and IDT. Numerous other domestic and international vendors have announced plans to enter this market.

BACKLOG

  As of December 31, 1997, the Company's backlog was $9.4 million, as compared to $4.9 million as of December 31, 1996. Backlog represents firm orders anticipated to be shipped within the next 12 months. The Company's business and, to a large extent, that of the entire semiconductor industry is characterized by short-term order and shipment schedules. Since orders constituting the Company's current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty, backlog is not necessarily an indication of future revenue.

EMPLOYEES

  As of December 31, 1997, the Company had 115 full time employees. The Company's employees are not represented by any collective bargaining agreement and the Company has never experienced a work stoppage. The Company believes that its employee relationships are good.

ITEM 2. PROPERTIES

FACILITIES

  The Company's headquarters are located in a suburban office park in Shelton, Connecticut where it leases approximately 40,000 square feet in a four story office building. Product development and all final inspection and shipping, marketing and administration activities are located at this facility. Approximately 80% of the existing space is fully utilized and the Company believes its current space to be adequate to meet its needs for the next 12 months, although there can be no assurance that the space will be adequate or that the Company will be able to obtain additional space on commercially reasonable terms, if necessary. The lease is due to expire in November, 2007. The Company also leases approximately 1,100 square feet in Research Triangle Park, North Carolina where additional product development efforts take place. In September, 1997 the Company leased approximately 3,200 square feet in Stoneham, Massachusetts for product development and sales support. The Company leases a 1,100 square foot sales and support facility in Sunnyvale, California. The Company also maintains a small sales office in Brussels, Belgium. In February 1996, the Company opened a new leased facility of 2,000 square feet in Taipei, Taiwan for product development and sales support.

ITEM 3. LEGAL PROCEEDINGS

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

  No matters were submitted to a vote of security holders during the three months ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock has been quoted on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "TXCC" since its initial public offering on June 14, 1995. The following table sets forth, for the periods indicated, the range of quarterly high and low bid information for the Company's Common Stock as reported on the Nasdaq National Market:

                                                                HIGH BID LOW BID
                                                                -------- -------
   1996
   First Quarter...............................................  $13.75  $ 7.88
   Second Quarter..............................................   21.63   12.44
   Third Quarter...............................................   13.25    5.50
   Fourth Quarter..............................................    7.00    3.63
   1997
   First Quarter...............................................  $ 7.63  $ 4.63
   Second Quarter..............................................    9.88    4.00
   Third Quarter...............................................   12.38    8.25
   Fourth Quarter..............................................   14.25    6.82

  On October 10, 1997, the Company issued 14,500 shares of Series A Convertible Preferred Stock ("Series A Stock") to eleven accredited investors in a private placement transaction exempt from registration under Rule 506 of Regulation D under the Securities Act of 1933, as amended. The aggregate consideration received by the Company for the Series A Stock was $14.5 million in cash, or $1,000 per share. Each share of Series A Stock is convertible into shares of Common Stock at any time at the option of the stockholder holding such Series A Stock, subject to certain limitations, at the lesser of (i) $10.58 per share and (ii) ninety percent (90%) of the average of the closing bid price of the Company's Common Stock, as reported by the Nasdaq National Market, for the ten (10) trading days immediately preceding the date written notice of conversion is received by the Company; provided, however, that, in no event shall the conversion price per share of Series A Stock be less than $4.86 per share. Unless converted sooner at the option of the holders of Series A Stock, all shares of Series A Stock will convert to Common Stock on October 10, 2002 if, at that time, the Company's Registration Statement on Form S-3 (Registration No. 333-40897) is in force and effect and the Company is in compliance with the terms of the Series A Stock.

  As of February 28, 1998, there were approximately 238 holders of record of the Company's Common Stock and at least 3,000 beneficial holders, based on information obtained from the Company's transfer agent.

  The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividend in the foreseeable future. In addition, the Company's line of credit loan agreement prohibits the payment of cash dividends without prior bank approval. Any future declaration and payment of dividends will be subject to the discretion of the Company's Board of Directors, will be subject to applicable law and will depend upon the Company's results of operations, earnings, financial condition, contractual limitations, cash requirements, future prospects and other factors deemed relevant by the Company's Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

  The following table includes selected consolidated financial data for each of the five years ended December 31, 1997 which are derived from and more fully described in the consolidated financial statements and notes included in this report at Item 14.

 Amounts presented in thousands, except per share data

                                           YEAR ENDED DECEMBER 31,
                                    ------------------------------------------
                                     1997     1996     1995    1994     1993
                                    -------  -------  ------  -------  -------
CONSOLIDATED STATEMENT OF OPERA-
 TIONS DATA:
Total revenues....................  $27,084   19,650  17,466   12,101   12,018
Gross profit......................   15,830    5,844  10,071    6,185    6,006
Net loss..........................   (1,873) (10,077) (1,773)  (3,937)  (1,094)
Basic loss per share (1)(2)(3)....  $  (.15)   ( .86)   (.18)    (.48)
Shares used in calculation of
 basic loss per share............    12,152   11,751  10,062    8,178
                                                 DECEMBER 31,
                                    ------------------------------------------
                                     1997     1996     1995    1994     1993
                                    -------  -------  ------  -------  -------
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short
 term investments.................  $21,618   12,688  17,250    3,352    6,702
Working capital...................   25,648   14,650  21,811    3,656    7,634
Total assets......................   36,589   23,311  32,670    8,969   10,994
Note payable to bank..............      --       --      --     1,191      128
Mandatorily redeemable convertible
 preferred stock..................      --       --      --    20,252   20,211
Stockholders' equity (deficit)....  $30,161   17,299  26,706  (15,324) (11,445)

--------
(1)See Note 1 of Note to Consolidated Financial Statements included in this Report at Item 14.

(2) Gives effect to the mandatory conversion of all then outstanding Preferred Stock into 7,009,742 shares of Common Stock on completion of the Company's initial public offering in June, 1995. 1994 per share amount based on pro-forma weighted average shares outstanding for 1994.

(3)Net loss per share amounts prior to 1994 are not meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in this Report at Item 14.

OVERVIEW

  TranSwitch Corporation commenced its operations in April, 1988. Since incorporation, the Company has designed, sourced and marketed high-speed VLSI devices for public and private network applications worldwide. The Company shipped its first product in 1990 and has increased its volume of shipments over the last eight years. The Company's product development efforts have been focused on devices that meet the needs of public and private network telecommunications and data communications equipment providers and are compliant with established standards in these markets, including asynchronous/PDH, SONET/SDH and the emerging ATM standards. The Company's products are generally incorporated into original equipment manufacturer's (OEM's) products at the design stage, which often requires significant expenditures by the Company well in advance of substantial orders from the customer.

  The Company has not been profitable, on a yearly basis, since its inception. As of December 31, 1997, the Company had an accumulated deficit of $30.0 million and there can be no assurance the Company will achieve profitability in the future. The Company's operating results are subject to quarterly and annual fluctuations as a result of a wide variety of factors that could materially and adversely affect profitability, including but not limited to competitive pressures on selling prices, availability and cost of semiconductor foundry capacity and materials, fluctuations in yields, changes in product mix, the Company's ability to introduce new products and technologies on a timely basis, market acceptance of products of both the Company and its customers, scheduling of orders by its customers, decisions by customers to withhold or delay orders, fluctuations of inventory cycles in the industry, foreign sales and currency fluctuations, the level of orders that are received and can be shipped in a quarter and whether the Company's customers buy through a distributor or directly from the Company. See "Certain Factors that May Affect Future Results."

  The Company recognizes product revenues upon shipment to customers. Sales to certain distributors are made under distributor agreements which provide certain price protection and return and allowance rights to the distributor.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

  Total Revenues. The Company derives its revenues principally from the sales of its products. In 1997, the Company reported revenues of $27.1 million, an increase of 38.0% over 1996. The increase was primarily in product revenues as this was the Company's focus. The Company did not derive any revenue in 1997 attributable to product license and royalty fees. In December 1995, the Company repurchased from Texas Instruments its license agreement (the "TI License") which was the sole source of license and royalty fees in 1995. In 1996, the Company reported revenues of $19.7 million, an increase of 13.0% over 1995. This increase was primarily due to the continued increase of product revenues which grew to 97.9% of total revenues in 1996.

  In 1997, Insight Electronics, Inc. (a distributor selling to various end users, none of which comprise more than 10% of the Company's total revenues) and Tellabs Operations, Inc. accounted for 41% and 16% of total revenues, respectively. In 1996, ECI Telecom, Ltd., Insight Electronics, Inc. and Tellabs Operations, Inc. accounted for 22%, 16% and 14% of total revenues, respectively. In 1995, Tellabs Operations, Inc. and Insight Electronics, Inc. accounted for 17% and 16% of total revenues, respectively. No other customer accounted for more than 10.0% of the Company's total revenues during these periods.

  Foreign sales, primarily consisting of sales to customers in Europe, the Middle East and the Far East, constituted 33%, 46% and 38% of total revenues in 1997, 1996 and 1995, respectively. All sales are denominated in U.S. dollars. The Company anticipates that international revenues will continue to represent a significant portion of total revenues, particularly as the Company opens direct sales offices in foreign countries. The Company maintains a sales support office in Europe and one in the Far East. A significant portion of the Company's total revenues may be subject to risks associated with foreign sales, including unexpected changes in legal and regulatory requirements and policy changes affecting the telecommunications and data communications markets, changes in tariffs, exchange rates and other barriers, political and economic instability, and potentially adverse tax consequences. In particular, sales to Korea and other Pacific Rim countries may be impacted by the current financial instability plaguing these nations. The currency fluctuations and difficulty of obtaining loans from unstable banking and other financial institutions in the Far East may cause the Company's customers in that region to delay or reduce their orders.

  Product revenues, net. In 1997, product revenues grew 40.1% to $26.9 million from $19.2 million in 1996. This growth was driven by a broad strength across all of the Company's product lines. In 1996, product revenues grew 16.8% to $19.2 million from $16.5 million in 1995. This growth was primarily driven by increased sales of SONET/SDH products. Revenues from ATM products as a portion of total product revenues grew significantly both in absolute dollars and as a percentage of total revenues during 1995 as systems manufacturers designed products incorporating the new ATM standard and the Company introduced new ATM VLSI devices.

  Gross profit. Gross profit is derived from product sales. Cost of products sold includes the costs of production of finished semiconductors produced by third-party vendors, direct and indirect costs associated with procurement, testing and other quality assurance procedures followed by the Company, product royalty fees and the amortization of product licenses. Gross margin in 1997 increased to 58.4%. The increase was due to the lack of the TI License expense recognized in 1996 and the growth in total volumes. Gross margin in 1996 decreased to 29.7% of total revenues from 57.6% in 1995 due primarily to the write down of the TI License in the fourth quarter of 1996. The TI License was written down to its net realizable value as the incremental revenue which was originally forecast did not materialize.

  In 1997, gross profit increased to $15.8 million, a function of the increase in overall volume and the lack of the TI License expense recognized in 1996. In 1996, product gross profit decreased to $5.8 million from $9.6 million in 1995, as the Company recognized $3.1 million of the cost of repurchasing the TI License in cost of sales. In the fourth quarter of 1996, the Company reviewed the drop in product revenue that occurred in the third and fourth quarters and as a result determined that the originally forecasted revenues were not going to materialize. Also in the cost of sales is the write down of approximately $600 thousand of ATM product inventory which was primarily related to those specific products for which there was a significant decline in revenue the last two quarters of the year.

  Research and development. In 1997, research and development expenditures were $9.2 million, or 33.9% of total revenues, an increase of 3.3% over 1996. In 1996, research and development expenditures were $8.9 million, or 45.3% of total revenues, an increase of 34.0% over 1995. The increase was primarily attributable to increases in staff and in non-recurring engineering charges related to the introduction of new products during 1996. The Company believes that the continued introduction of new products is essential to its competitiveness and is committed to continued investment in research and development. The Company believes that its research and development expenses will increase in absolute dollars in the future as it continues to add products to all of its product lines.

  Marketing and sales. In 1997, marketing and sales expense increased 22.5% to $6.7 million or 24.7% of total revenues compared to 1996. The increase is the result of the increase in variable commissions on the increased volume as well as an increase in staff in this area. In 1996, marketing and sales expense increased 26.0% to $5.5 million or 27.8% of total revenues, from $4.3 million, or 24.8% of total revenues in 1995. During 1995, the Company added new staff in this area, opened a new sales office in Sunnyvale, California and Taipei, Taiwan, and expanded its manufacturing representative coverage. The Company anticipates that it will continue to incur higher marketing and sales expenses in absolute dollars as it expands its marketing and sales efforts.

  General and administrative. In 1997, general and administrative expenses increased 2.6% to $2.3 million over 1996 or 8.5% of total revenues. In 1996, general and administrative expenses increased 51.4% to $2.2 million or 11.2% of total revenues from $1.5 million or 8.0% of total revenues in 1995. Included in the 1997 and 1996 expense is $225 thousand and $195 thousand, respectively of non-cash expense related to the recognition of compensation expense under SFAS No. 123 using a fair value approach to non-employee stock option grants, and the remaining increase is attributed to the legal and investor relations expenses required by the Company's being public for the full year in 1996 versus 1995, in which the Company was a public company for approximately six months.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations and met its capital requirements since incorporation in 1988 primarily through cash generated from its operations, private placements of preferred stock, and borrowings under a working capital line of credit, and equipment financing line of credit from Silicon Valley Bank. The Company completed an initial public offering by July 13, 1995 and raised a total of $24.0 million, including $3.1 million from the exercise of an over-allotment option of 375,000 shares granted to the Underwriters of the initial public offering. On October 10, 1997, the Company received net proceeds of $13.7 million in cash in connection with a private placement of its Series A Convertible Preferred Stock.

  The Company's principal sources of liquidity as of December 31, 1997 consisted of $21.6 million in cash and short-term investments and $8.0 million available under the Company's working capital line of credit and equipment line of credit provided by Silicon Valley Bank. As of December 31, 1997 the Company had no outstanding balance under these lines of credit. Pursuant to the working capital and equipment financing agreements with Silicon Valley Bank, the Company is restricted from further pledging its assets or granting additional security interests in such assets.

  In 1997, the Company used $2.0 million in cash for operating activities, the result of a loss of $1.9 million, inclusive of non-cash charges of $1.8 million for depreciation and amortization, an increase of $2.9 million in accounts receivable and inventory and a corresponding increase of $1.6 million in accrued expenses. In 1996, the Company used $2.2 million in cash for operating activities, the result of a loss of $10.1 million, offset by non-cash charges of $2.2 million for depreciation and amortization, $3.1 million write-down of the TI License, a decrease of $2.5 million in accounts receivables and the remainder in other working capital items. In 1995 the Company used $4.9 million of cash for operating activities to finance an increase of $3.1 million in accounts receivable, a result of the growth in total revenues, as well as a $1.4 million increase in inventories to support the growth in shipments of products, while it sustained a loss of $1.8 million. The increase of $0.7 million in accounts payable was primarily due to the increase in inventory.

  In 1997, 1996 and 1995, the Company paid $0.7 million, $0.4 million and $2.1 million to Texas Instruments. The Company will make a minimum cash payment of $1,250,000 to Texas Instruments in 1998 under the TI License, in addition to incremental royalties based upon exceeding certain level of sales volume. The Company anticipates that it will fund such payment from existing cash and short term investments. See "Note 13 of Notes to Consolidated Financial Statements." Capital expenditures, including purchases of computer equipment, test equipment, furniture and fixtures and software, were $2.7 million in 1997, $1.9 million in 1996 and $1.3 million in 1995. In 1997, they were funded from existing cash and short term investments. In 1996 and 1995, they were funded from existing cash and by funds generated in the initial public offering.

  Net cash provided by financing activities consists primarily of proceeds from the exercise of stock options and warrants of $0.7, $0.3 and $0.3 million in 1997, 1996 and 1995, respectively, the gross proceeds from the issuance of common stock for $24.0 million in 1995 and the gross proceeds from the issuance of preferred stock of $14.5 million in 1997. In June 1995, the Company repaid all outstanding notes payable of $1.2 million to Silicon Valley Bank.

  The Company believes that its existing cash resources and cash generated from operations will fund necessary purchases of capital equipment and provide adequate working capital through the end of 1998. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms favorable or acceptable to the Company, if at all.

  Inflation has not had a significant impact on the Company's operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

  From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-K) may contain statements which are not historical facts, so-called "forward-looking statements," which involve risks and uncertainties. Such forward-looking statements are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements in "Item 1. Business" relating to product introductions and the availability of third party VLSI fabrication facilities, in "Item 2. Properties" concerning the adequacy of the Company's current facility space, and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to anticipated levels of contract revenues and license and royalty fees, the anticipated level of foreign sales, anticipated increases in research and development and sales and marketing expenses, and the availability of capital for working capital and for the purchase of capital equipment, may be forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

  The Company's future results are subject to substantial risks and uncertainties. The Company currently relies on four third-party VLSI fabrication foundries to manufacture its products. There are significant risks associated with this reliance on outside foundries, including the lack of assured water supply and control over delivery schedules, the unavailability of or delays in obtaining access to key process technologies and limited control over quality assurance, manufacturing yields and production costs, among others. Also, the Company relies on certain intellectual property protections to preserve its intellectual property rights. Any invalidation of the Company's intellectual property rights or lengthy and expensive defense of those rights could have a material adverse affect on the Company. The development of new technologies, commercialization of those technologies into products, and market acceptance and customer demand for those products are critical to the Company's success. Successful product development and introduction depend upon a number of factors, including accurate new product definition, timely completion and introduction of new product designs, availability of foundry capacity, achievement of manufacturing yields, market acceptance of the Company's products and its customers' products, the ability to continue to attract, retain and motivate key management and technical personnel, such as experienced circuit designers and systems applications engineers, and the ability to accurately specify and certify the conformance of its products to applicable standards and to develop its products in conformance with customer standards. The Company believes that factors affecting its ability to achieve market acceptance of its products include product performance, time to market, price and other factors. The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change, shortage in fabrication capacity, heightened international competition, and unforeseen manufacturing yield problems. The telecommunications and data communications markets, which are the Company's primary target markets, are also becoming intensely competitive. Certain current and potential competitors of the Company are more established, benefit from greater market recognition, and have substantially greater financial, development, manufacturing and marketing resources than the Company. Competitive pressures or other factors could result in significant price erosion that could have a material adverse effect on the Company's results of operations. The Company derives a significant portion of its total revenues from foreign sales. Foreign sales are subject to significant risks, including unexpected changes in legal and regulatory requirements and policy changes affecting the Company's markets, changes in tariffs, exchange rates and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors and representatives, difficulties in staffing and managing foreign operations, difficulties in protecting the Company's intellectual property and potentially adverse tax consequences. In particular, sales to Korea and other Pacific Rim countries may be impacted by the current financial instability plaguing these nations. The currency fluctuations and difficulty of obtaining loans from unstable banking and other financial institutions in the Far East may cause the Company's customers in that region to delay or reduce their orders. Historically, a relatively small number of customers have accounted for a significant portion of the Company's total revenues. Loss of, or a decrease in orders from any one or more of the Company's customers could have a material adverse effect on the Company's results of operations.

  The Company has created a committee to study the Year 2000 issue and take actions to understand the nature and extent of work required to make its products, systems and infrastructure Year 2000 compliant. The Company uses a number of computer software programs and operating systems in its internal operations, including applications in manufacturing, material planning, product development, financial business systems and various administrative functions. To the extent that these software applications contain source code that is unable to appropriately interpret the upcoming year "2000", some level of modification or possibly replacement of such source code or applications will be necessary. The Company continues to evaluate the estimated costs associated with these efforts based on actual experience. While these efforts will involve some additional costs, the Company believes, based on available information, that it will be able to manage its total Year 2000 transition without material adverse effect on its business, financial condition or operating results.

  The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially adversely affect revenues and profitability, including: competitive pressures on selling prices; the timing and cancellation of customer orders; the timing and provision of pricing protections and returns from certain distributors; availability of foundry capacity and raw materials; fluctuations in yields; changes in product mix; the Company's ability to introduce new products and technologies on a timely basis; introduction of products and technologies by the Company's competitors; market acceptance of the Company's and its customers' products; the level of orders received that can be shipped in a quarter; the amount and timing of recognition of non-recurring engineering revenue; the timing of investments in research and development, including tooling expenses associated with product development and pre-production; and whether the Company's customers buy directly from the Company or from a distributor. Sudden shortages of raw materials or production capacity constraints can lead producers to allocate available supplies or capacity to customers with resources greater than those of the Company, which could interrupt the Company's ability to meet its production obligations. Historically, average selling prices in the semiconductor industry have decreased over the life of a product, and as a result, the average selling prices of the Company's products may be subject to significant pricing pressures in the future. The Company's business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Due to the absence of substantial noncancellable backlog, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Because the Company is continuing to increase its operating expenses for personnel and new product development and for inventory in anticipation of increasing sales levels, operating results would be adversely affected if increased sales are not achieved. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls. From time to time, in response to anticipated long lead times to obtain inventory and materials from its foundries, the Company may order in advance of anticipated customer demand, which might result in excess inventory levels if expected orders fail to materialize or other factors render the customer's product less marketable. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition and operating results.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this Item is contained in the financial statements and schedule set forth in Item 14 (a) of this Form 10-K.

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item is incorporated herein by reference to the information in the sections entitled "Election of Directors," "Occupations of Directors and Executive Officers," and "Compensation and Other Information Concerning Directors and Officers" contained in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 1997.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is incorporated herein by reference to the information in the section entitled "Compensation and Other Information Concerning Directors and Officers" contained in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated herein by reference to the information in the section entitled "Management and Principal
Stockholders" contained in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Consolidated Financial Statements

  For the following financial information included herein, see Index on page
F-1:

    Independent Auditors' Report

    Consolidated Balance Sheets as of December 31, 1997 and December 31, 1996

    Consolidated Statements of Operations for each of the years in the three year period ended December 31, 1997.

    Consolidated Statements of Stockholders' Equity (Deficit) for each of the years in the three year period ended December 31, 1997.

    Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 1997.

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

 3. Exhibits

  EXHIBIT
  NUMBER                               DESCRIPTION
 --------                              -----------
   3.2*    Amended and Restated Certificate of Incorporation of the Company
   3.3*    By-laws, as amended and restated, of the Company
   4.1*    Specimen certificate representing the Common Stock
   4.2*    Fourth Amended and Restated Registration Rights Agreement
   4.3+    Certificate of Designations, Preferences and Rights of Series A
            Preferred Stock
   4.4+    Form of Stock Purchase Agreement, dated October 10, 1997 among the
            Company and the purchasers of Series A Convertible Preferred Stock
  10.1*    1989 Stock Option Plan
  10.2++   Second Amended and Restated 1995 Stock Plan
  10.3*    1995 Employee Stock Purchase Plan
  10.4*    1995 Non-Employee Director Stock Option Plan
  10.5*    Form of Incentive Stock Option Agreement for 1989 Stock Option Plan
  10.6*    Form of Non-Qualified Stock Option Agreement for 1989 Stock Option
            Plan
  10.7***  Form of Incentive Stock Option Agreement under the 1995 Stock Plan of the Company
  10.8***  Form of Non-Qualified Stock Option Agreement under the 1995 Stock
            Plan of the Company
  10.9***  1995 Employee Stock Purchase Plan Enrollment/Authorization Form of
            the Company
  10.10*** Form of Non-Qualified Stock Option Agreement under the 1995 Non-
            Employee Director Stock Option Plan of the Company
 #10.11*   Agreement with Texas Instruments Incorporated
  10.12*   Authorized Distributor Agreement with Insight Electronics, Inc.
  10.13*   Development Agreement with Connecticut Innovations, Incorporated
  10.14**  Lease Agreement, as amended, with Robert D. Scinto
  10.15+++ Amended and Restated Promissory Note (Working Capital Line of
            Credit) with Silicon Valley Bank

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
  10.16+++  Amended and restated Promissory Note (Equipment Line of Credit)
             with Silicon Valley Bank
  10.17*    Commitment Letter, as amended, from Silicon Valley Bank
  10.18*    Security Agreement with Silicon Valley Bank
  10.19+++  Silicon Valley Bank Loan Modification Agreement
  10.20*    Development and License Agreement with Adaptive Corporation
  10.21*    OEM Agreement for Acquisition of IBM Products with International
             Business Machines Corporation
 #10.22*    License Agreement with StrataCom, Inc.
 #10.23**** Agreement with Texas Instruments Incorporated
 #10.24**** Integrated Circuit Foundry Agreement with Texas Instruments
             Incorporated
  21.1**    Subsidiary of the Company
  23.1**    Consent of KPMG Peat Marwick LLP
  27.1**    Financial Data Schedule

--------
   # Confidential treatment obtained as to certain portions.
   * Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-91694) and incorporated herein by reference.
   + Previously filed as an exhibit to the Company's Registration Statement on
     Form S-3 (File No. 333-40897) and incorporated herein by reference.
  ++ Previously filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
 +++ Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.
  ** Filed herewith.
 *** Previously filed as an exhibit to the Company's Registration Statement on
     Form S-8 (File No. 33-94324) and incorporated herein by reference.
**** Previously filed as an exhibit to the Company's Annual Report of Form 10-
     K for the fiscal year ended December 31, 1995

(b) Reports on Form 8-K

  No reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 1997. On February 13, 1998, the Company filed a Form 8-K reporting its unaudited financial results for its fourth quarter and the fiscal year ended December 31, 1997.

(c) Exhibits

  The Company hereby files as exhibits to this Form 10-K, those exhibits listed in Item 14 (a) (3) above.

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

March 27, 1998

                                          TranSwitch Corporation

                                                    /s/ Dr. Santanu Das
                                          By: _________________________________
                                            Name: Dr. Santanu Das
                                            Title: Chairman of the Board
                                                   President and Chief
                                                    Executive Officer

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

         NAME AND SIGNATURE                    TITLE(S)                   DATE
         ------------------                    --------                   ----
      /s/ Dr. Santanu Das            Chairman of the Board,          March 27, 1998
____________________________________  President, and Chief
          DR. SANTANU DAS             Executive Officer
                                      (principal executive
                                      officer)
     /s/ Michael F. Stauff           Senior Vice President, Chief    March 27, 1998
____________________________________  Financial Officer and
         MICHAEL F. STAUFF            Treasurer (principal
                                      financial and accounting
                                      officer)
  /s/ Dr. Steward S. Flaschen        Director                        March 27, 1998
____________________________________
      DR. STEWARD S. FLASCHEN

      /s/ Dr. Charles Lee            Director                        March 27, 1998
____________________________________
          DR. CHARLES LEE

         NAME AND SIGNATURE                    TITLE(S)                   DATE
         ------------------                    --------                   ----
    /s/ Dr. Ljubomir Micic           Director                        March 27, 1998
____________________________________
        DR. LJUBOMIR MICIC

  /s/ Dr. Albert E. Paladino         Director                        March 27, 1998
____________________________________
       DR. ALBERT E. PALADINO

     /s/ Erik van der Kaay           Director                        March 27, 1998
____________________________________
         ERIK VAN DER KAAY

                     TRANSWITCH CORPORATION AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Auditors...........................................  F-2
Consolidated Balance Sheets as of December 31, 1997 and 1996.............  F-3
Consolidated Statements of Operations for each of the years in the three-
 year period ended
 December 31, 1997.......................................................  F-4
Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 1997...........................  F-5
Consolidated Statements of Cash Flows for each of the years in the three-
 year period ended December 31, 1997.....................................  F-6
Notes to Consolidated Financial Statements...............................  F-7

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
 TranSwitch Corporation:

  We have audited the accompanying consolidated balance sheets of TranSwitch Corporation and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TranSwitch Corporation and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

Stamford, Connecticut
February 4, 1998

                     TRANSWITCH CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $ 20,508  $  3,911
  Short-term investments...................................    1,110     8,777
  Accounts receivable, less allowance for doubtful accounts
   of $218 in 1997 and $140 in 1996........................    4,528     2,893
  Inventories, net.........................................    4,812     3,524
  Prepaid expenses and other current assets................      815       305
                                                            --------  --------
    Total current assets...................................   31,773    19,410
Property and equipment, net................................    3,816     2,647
Product licenses, net......................................    1,000     1,254
                                                            --------  --------
    Total assets........................................... $ 36,589  $ 23,311
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $  1,350  $  1,805
  Accrued expenses.........................................    1,235       724
  Accrued compensation.....................................      993       535
  Warranty reserve.........................................      532       286
  Sales allowance reserve..................................      649       356
  Royalty payable..........................................      299       209
  Product license fee payable, current portion.............    1,067       845
                                                            --------  --------
    Total current liabilities..............................    6,125     4,760
Product license fee payable, less current portion..........      303     1,252
Commitments and contingencies (Note 13)
Stockholders' equity:
  Convertible Preferred Stock $0.01 par value; authorized
   15,000 shares; issued and outstanding 14,500 shares in
   1997; none in 1996......................................   14,357       --
  Common Stock $.001 par value; authorized 25,000,000
   shares; issued and outstanding 12,318,271 shares in
   1997; 11,912,486 shares in 1996.........................       12        12
  Additional paid-in capital...............................   45,753    45,375
  Accumulated deficit......................................  (29,961)  (28,088)
                                                            --------  --------
    Total stockholders' equity.............................   30,161    17,299
                                                            --------  --------
    Total liabilities and stockholders' equity............. $ 36,589  $ 23,311
                                                            ========  ========

          See accompanying notes to consolidated financial statements.

                     TRANSWITCH CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    YEARS ENDED DECEMBER 31,
                                                    --------------------------
                                                     1997      1996     1995
                                                    -------  --------  -------
Revenues:
  Product revenues, net............................ $26,930  $ 19,236  $16,464
  Research and development contracts...............     154       414      877
  License and royalty fees.........................     --        --       125
                                                    -------  --------  -------
    Total revenues.................................  27,084    19,650   17,466
                                                    -------  --------  -------
Cost of revenues:
  Cost of products sold............................  11,254    10,615    6,913
  Write-down of product license....................     --      3,128      --
  Cost of research and development contracts.......     --         63      482
                                                    -------  --------  -------
    Total cost of revenues.........................  11,254    13,806    7,395
                                                    -------  --------  -------
Gross profit.......................................  15,830     5,844   10,071
                                                    -------  --------  -------
Operating expenses:
  Research and development.........................   9,194     8,928    6,660
  Marketing and sales..............................   6,681     5,454    4,329
  General and administrative.......................   2,288     2,229    1,472
                                                    -------  --------  -------
    Total operating expenses.......................  18,163    16,611   12,461
                                                    -------  --------  -------
Operating loss.....................................  (2,333)  (10,767)  (2,390)
                                                    -------  --------  -------
Interest income (expense):
  Interest income..................................     641       819      664
  Interest expense.................................    (181)     (129)     (47)
                                                    -------  --------  -------
    Interest income, net...........................     460       690      617
                                                    -------  --------  -------
Net loss........................................... $(1,873) $(10,077) $(1,773)
                                                    =======  ========  =======
Basic loss per share (Note 10)..................... $  (.15) $   (.86) $  (.18)
                                                    =======  ========  =======


          See accompanying notes to consolidated financial statements.

                     TRANSWITCH CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                            COMMON STOCK
                          -----------------
                                            CONVERTIBLE ADDITIONAL
                                             PREFERRED   PAID-IN   ACCUMULATED
                            SHARES   AMOUNT    STOCK     CAPITAL     DEFICIT    TOTAL
                          ---------- ------ ----------- ---------- ----------- --------
Balance at December 31,
 1994...................   1,071,992  $  1    $   --     $   913    $(16,238)  $(15,324)
Shares of common stock
 issued upon exercise of
 stock options and
 warrants...............     546,871     1        --         288         --         289
Common stock offered by
 the company in initial
 public offering........   2,875,000     3        --      23,169         --      23,172
Conversion of preferred
 stock to common stock..   7,009,743     7        --      20,235         --      20,242
Compensation related to
 issuance of stock op-
 tions..................         --    --         --         100         --         100
Net loss................         --    --         --         --       (1,773)    (1,773)
                          ----------  ----    -------    -------    --------   --------
Balance at December 31,
 1995...................  11,503,606    12        --      44,705     (18,011)    26,706
Shares of common stock
 issued upon exercise of
 stock options and
 warrants...............     408,880   --         --         319         --         319
Compensation related to
 issuance of stock op-
 tions..................         --    --         --         351         --         351
Net loss................         --    --         --         --      (10,077)   (10,077)
                          ----------  ----    -------    -------    --------   --------
Balance at December 31,
 1996...................  11,912,486    12        --      45,375     (28,088)    17,299
Shares of common stock
 issued upon exercise of
 stock options and
 warrants...............     405,785   --         --         699         --         699
Issuance of convertible
 preferred stock, net of
 issuance costs.........         --    --      12,886        770         --      13,656
Deemed dividend on
 convertible preferred
 stock..................         --    --       1,471     (1,471)        --         --
Compensation related to
 issuance of stock op-
 tions..................         --    --         --         380         --         380
Net loss................         --    --         --         --       (1,873)    (1,873)
                          ----------  ----    -------    -------    --------   --------
Balance at December 31,
 1997...................  12,318,271  $ 12    $14,357    $45,753    $(29,961)  $ 30,161
                          ==========  ====    =======    =======    ========   ========

          See accompanying notes to consolidated financial statements.

                     TRANSWITCH CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                   YEARS ENDED DECEMBER 31,
                                                  -----------------------------
                                                    1997      1996       1995
                                                  --------  ---------  --------
Cash flows from operating activities:
  Net loss......................................  $ (1,873) $ (10,077) $ (1,773)
                                                  --------  ---------  --------
  Adjustments required to reconcile net loss to
   cash flows from operating activities:
    Depreciation and amortization...............     1,807      2,195       802
    Write-down of product license...............       --       3,128       --
    Stock compensation expense..................       380        351       100
    Changes in assets and liabilities:
      Decrease (increase) in accounts receiv-
       able.....................................    (1,635)     2,487    (3,084)
      (Increase) in inventories.................    (1,288)      (753)   (1,440)
      Decrease (increase) in prepaids and other
       current assets...........................      (510)       194      (250)
      Increase (decrease) in accounts payable...      (455)      (216)      742
      Increase (decrease) in accrued expenses
       and other liabilities....................     1,598        516        13
                                                  --------  ---------  --------
        Total adjustments.......................      (103)     7,902    (3,117)
                                                  --------  ---------  --------
        Net cash used in operating activities...    (1,976)    (2,175)   (4,890)
                                                  --------  ---------  --------
Cash flows from investing activities:
  Purchase of product licenses..................        (3)      (445)   (2,176)
  Proceeds from the sale of property and equip-
   ment.........................................       --         --          3
  Capital expenditures..........................    (2,719)    (1,892)   (1,309)
  Purchases of short-term investments...........    (8,615)   (24,057)   (5,620)
  Proceeds from sale of short-term investments..    16,282     18,900     2,000
                                                  --------  ---------  --------
        Net cash provided by (used in) investing
         activities.............................     4,945     (7,494)   (7,102)
                                                  --------  ---------  --------
Cash flows from financing activities:
  Payments on borrowings........................       --         --     (1,191)
  Payments on product license obligations.......      (727)      (369)
  Proceeds from the exercise of stock options
   and warrants.................................       699        319       289
  Proceeds from the issuance of common stock,
   net..........................................       --         --     23,172
  Proceeds from the issuance of convertible
   preferred stock, net of issuance costs.......    13,656        --        --
                                                  --------  ---------  --------
        Net cash provided by (used in) financing
         activities.............................    13,628        (50)   22,270
                                                  --------  ---------  --------
Increase (decrease) in cash and cash equiva-
 lents..........................................    16,597     (9,719)   10,278
Cash and cash equivalents at beginning of year..     3,911     13,630     3,352
                                                  --------  ---------  --------
Cash and cash equivalents at end of year........  $ 20,508  $   3,911  $ 13,630
                                                  ========  =========  ========
Supplemental disclosure of cash flows informa-
 tion:
  Cash paid for interest........................  $    181  $     129  $     47
Supplemental schedule of non-cash financing ac-
 tivities:
  Obligations for purchase of product licenses..  $    --   $     134  $  2,399

          See accompanying notes to consolidated financial statements.

                     TRANSWITCH CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Description of Business

  TranSwitch Corporation (the "Company") was incorporated in Delaware on April 26, 1988. On January 28, 1994, the Company formed TranSwitch Europe N.V./S.A., a wholly-owned subsidiary located in Brussels, Belgium. The Company designs, develops, markets and supports highly integrated digital and mixed-signal semiconductor solutions for the telecommunications and data communications markets.

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

 Reclassifications

  Certain prior year amounts have been reclassified to conform with the current year's presentation.

 Cash Equivalents

  Cash equivalents of $18,668 and $2,989 at December 31, 1997 and 1996, respectively, consist of certificates of deposit, U.S. Treasury Bills, commercial paper and U.S. Agency notes. For purposes of the statements of cash flows, the Company considers all certificates of deposit, U.S. Treasury Bills, commercial paper and U.S. Agency notes with original maturities of three months or less to be cash equivalents.

 Investment Securities

  The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, the Company's short-term investments were classified as available-for-sale and were recorded at fair market value in the accompanying balance sheet.

 Inventories

  Inventories are carried at the lower of cost (on a first-in, first-out basis) or estimated net realizable value.

 Property and Equipment

  Property and equipment are carried at cost less accumulated depreciation. Depreciation of property and equipment is provided on the half-year convention method based on the related assets estimated useful lives, ranging from three to seven years. Depreciation of semiconductor tooling costs is provided on the straight-line method using the lesser of three years or the life of the related semiconductor it produces. Repairs and maintenance are charged to operations as incurred.

 Product Licenses

  Product licenses are amortized over the lesser of the Company's estimated product sales volume or the straight-line method over three to five years.

  Subsequent to its acquisition, the Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of a product license may warrant revision or that the remaining balance of a product license may not be recoverable. When factors indicate that a product license should be evaluated for possible impairment, the Company uses an estimate of the related product licenses' undiscounted future cash flows over the remaining life of the asset in measuring whether the product license is recoverable. Any impairment is measured against discounted cash flows.

                     TRANSWITCH CORPORATION AND SUBSIDIARY

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


 Revenue Recognition

  Sales of product are recognized upon shipment to distributors and original equipment manufacturers. Sales to certain distributors are made under distributor agreements which provide the distributor with certain price protection and return and allowance rights. Revenues are reduced for estimated price protection and returns based upon historical experience.

  Revenues from development contracts are derived from agreements with third parties. These agreements provide for payments to the Company for the development of new products and reimbursement for expenses incurred based on the achievement of certain milestones. Revenues are recognized as the related costs are incurred over the term of the agreement. The Company primarily retains exclusive ownership of technology developed in connection with the design of semiconductors. Technology developed in connection with customized computer boards generally transfers to third parties.

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

 Product Warranties

  The Company provides for expected costs that may be incurred under its product warranties. Estimated warranty costs are accrued as products are sold and charged to cost of revenues.

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

 Earnings per Share

  Basic earnings per share are based upon the weighted average common shares outstanding during the period. Diluted earnings per share assume exercise of in-the-money stock options outstanding and full conversion of convertible preferred stock into common stock at the beginning of the year or the date of issuance, unless they are antidilutive.

  Diluted loss per share is not presented as it is the same as basic loss per share.

                     TRANSWITCH CORPORATION AND SUBSIDIARY

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


 Use of Estimates

  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

 Accounting Changes

  Effective December 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128--"Earnings per Share." SFAS No. 128 simplifies the calculation of earnings per share (EPS), replaces primary EPS with basic EPS and replaces fully diluted EPS with diluted EPS.

  Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that it gives effect to all potentially dilutive instruments that were outstanding during the period. In prior years, the Company has computed EPS without consideration to potentially dilutive instruments due to the losses incurred by the Company. Accordingly, the adoption of this standard has not resulted in a change to the Company's previously reported EPS amounts.

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosures about Segments of an Enterprise and Related Information." Commencing in 1998, SFAS No. 130 will require companies to report comprehensive income, and SFAS No. 131 will require companies to report segment performance as it is used internally to evaluate segment performance. These statements provide for additional disclosure requirements.

(2)  SHORT-TERM INVESTMENTS

  Short-term investments, classified as available-for-sale, consist of the following at December 31, 1997 and 1996:

                                        1997                         1996
                            ---------------------------- ----------------------------
                            AMORTIZED UNREALIZED   FAIR  AMORTIZED UNREALIZED   FAIR
                              COST    GAIN (LOSS) VALUE    COST    GAIN (LOSS) VALUE
                            --------- ----------- ------ --------- ----------- ------
   Commercial paper and
    corporate debt securi-
    ties (average maturity
    of 4 months in 1997 and
    1996)..................  $1,110      $ --     $1,110  $3,774      $ --     $3,774
   Corporate bonds.........     --         --        --    1,004        --      1,004
   U.S. Treasury Bill......     --         --        --    3,999        --      3,999
                             ------      -----    ------  ------      -----    ------
     Total.................  $1,110      $ --     $1,110  $8,777      $ --     $8,777
                             ======      =====    ======  ======      =====    ======

  Gross realized gains and losses on sales of securities in 1997 and 1996 were immaterial.

(3) FAIR VALUE OF FINANCIAL INSTRUMENTS

  The estimated fair values of our financial instruments at December 31, 1997 and 1996 follow:

                                                     1997            1996
                                               ---------------- ---------------
                                               CARRYING  FAIR   CARRYING  FAIR
                                                AMOUNT   VALUE   AMOUNT  VALUE
                                               -------- ------- -------- ------
   Cash and cash equivalents.................. $20,508  $20,508  $3,911  $3,911
   Short-term investments.....................   1,110    1,110   8,777   8,777
   Accounts receivable, net...................   4,528    4,528   2,893   2,893

                     TRANSWITCH CORPORATION AND SUBSIDIARY

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

  The carrying amounts for cash and accounts receivables, net, approximate fair value because of the short maturities of these instruments.

  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash primarily in market interest rate accounts. The Company, by policy, limits the amount of credit exposure to any one financial institution or commercial issuer.

(4) INVENTORIES

  The components of inventories at December 31, 1997 and 1996 follow:

                                                                    1997  19967
                                                                   ------ ------
   Raw materials.................................................. $1,086 $  600
   Work in process................................................  1,654  1,500
   Finished goods.................................................  2,072  1,424
                                                                   ------ ------
     Total........................................................ $4,812 $3,524
                                                                   ====== ======

(5) PROPERTY AND EQUIPMENT, NET

  The components of property and equipment, net at December 31, 1997 and 1996 follow:

                                             ESTIMATED USEFUL
                                                  LIVES        1997     1996
                                             ---------------- -------  -------
   Purchased computer software.............        3 years    $ 4,220  $ 2,756
   Equipment...............................      3-7 years      3,171    2,356
   Semiconductor tooling...................        3 years        879      771
   Furniture...............................      3-7 years        967      351
   Leasehold improvements..................     Lease term        186      158
   Construction in progress................                       106      418
                                                              -------  -------
                                                                9,529    6,810
   Less accumulated depreciationand amorti-
    zation.................................                    (5,713)  (4,163)
                                                              =======  =======
   Property and equipment, net.............                   $ 3,816  $ 2,647
                                                              =======  =======

(6) PRODUCT LICENSES, NET

  Product licenses, net amounted to $1,000 and $1,254 at December 31, 1997 and 1996, respectively.

  On December 15, 1995 the Company entered into a new agreement with Texas Instruments (TI) in which it repurchased its license agreement for a total of $4,875 representing an upfront payment of $2,125 in cash and the discounted present value of future minimum payments. The Company recorded the repurchased license (TI license) in its consolidated balance sheet under the caption product licenses and is amortizing the asset over a five year period based upon the estimated related incremental product sales. Interest expense is being accrued over the three year minimum payment period.

  In the fourth quarter of 1996, the TI License was written down to its net realizable value as the forecasted incremental revenues attributable to the TI license were significantly less than originally anticipated.

  The Company purchased other product licenses during 1996 for $314 which are being amortized over a three year period.

                     TRANSWITCH CORPORATION AND SUBSIDIARY

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


  Amortization of product licenses amounted to $257, $705 and $0 in 1997, 1996 and 1995, respectively.

(7) INCOME TAXES

  The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                                1997     1996
                                                               -------  -------
   Deferred tax assets:
     Inventory obsolescence................................... $   532  $   497
     Vacation accrual.........................................     137       79
     Warranty reserve.........................................     221      119
     Sales allowance reserve..................................     270      148
     Product license..........................................     --       267
     Net operating losses.....................................  12,244   10,637
     Research and development credit..........................   1,860    1,739
     Other....................................................      90       59
                                                               -------  -------
   Total gross deferred tax assets............................  15,354   13,545
   Less valuation allowance................................... (14,867) (13,384)
                                                               -------  -------
   Net deferred tax assets....................................     487      161
   Deferred tax liabilities:
     Property and equipment...................................    (487)    (161)
                                                               -------  -------
       Total deferred taxes, net of valuation allowance....... $   --   $   --
                                                               =======  =======

  The net change in the total valuation allowance for the year ended December 31, 1997 was an increase of $1,483. Due to the Company's prior operating losses, there is uncertainty surrounding whether the Company will ultimately realize its deferred tax assets. Accordingly, these assets have been fully reserved. Of the total valuation allowance of $14,867, subsequently recognized tax benefits, if any, in the amount of $1,611 will be applied directly to contributed capital.

  The difference between the statutory federal income tax rate and the Company's effective tax rate for the years ended December 31, 1997, 1996 and 1995 is principally due to net operating losses.

  At December 31, 1997, the Company had available, for federal income tax purposes, net operating loss carryforwards of approximately $29,440 and research and development tax credit carryforwards of approximately $1,860 expiring in varying amounts from 2003 through 2012. Certain transactions involving beneficial ownership of the Company have occurred which resulted in a stock ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, approximately $24,000 of the Company's net operating loss carryforward and $1,410 of the Company's research and development tax credit carryforward are subject to these limitations.

(8) CONVERTIBLE PREFERRED STOCK

  The Company has authorized 15,000 shares of preferred stock with a par value of $.01. On October 10, 1997, the Company issued 14,500 shares of Series A Convertible Preferred Stock (Series A Stock) for net proceeds, after issuance costs, of $13,656. The Company allocated $1,614 of the net proceeds to additional paid-in capital, representing the calculated value of a preferential conversion feature on the date of issuance. This amount is being accreted ratably to the Series A Stock as a deemed dividend through the earliest conversion date.

                     TRANSWITCH CORPORATION AND SUBSIDIARY

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


  Each share of Series A Stock is convertible into shares of Common Stock at any time at the option of the holder, subject to certain limitations, at the lesser of (i) $10.58 per share or (ii) ninety percent (90%) of the average of the closing bid price of the Company's Common Stock, as reported by the NASDAQ National Market, for the ten (10) trading days immediately preceding the date written notice of conversion is received by the Company. Unless converted sooner at the option of the holders of the Series A Stock, all shares of Series A Stock will convert to Common Stock on October 10, 2002. No Series A Stock may be converted until the earlier of (i) January 8, 1998 or (ii) the date upon which a registration statement filed with the Securities and Exchange Commission to register additional common shares is declared effective.

  As of December 31, 1997, the Series A Stock was not yet eligible for conversion into Common Stock.

(9) STOCKHOLDERS' EQUITY

 Common Stock

  On June 19, 1995 and July 13, 1995 the Company completed its initial public offering of 2,500,000 shares of Common Stock and 375,000 shares of Common Stock, respectively, all of which were sold by the Company. Concurrent with consummation of the offering, all outstanding shares of Mandatorily Redeemable Convertible Preferred Stock were converted into 7,009,743 shares of Common Stock.

 Stock-Based Compensation

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

 1995 Stock Plan

  On April 11, 1995, the Company's Board of Directors adopted the 1995 Stock Plan (the 1995 Plan) which was approved by the Company's stockholders on April 19, 1995. The 1995 Plan took effect upon the completion of the Initial Public Offering. In 1996, the Company increased the total number of shares of Common Stock authorized under the 1995 Stock Plan and amended and restated the 1995 Stock Plan (as amended and restated, "The 1995 Plan"). At December 31, 1997, 2,469,019 shares of the Company's Common Stock are reserved for issuance pursuant to the grant to employees of incentive stock options and the grant of non-qualified stock option, awards or direct purchases of the Company's Common Stock to employees, consultants, directors and officers of the Company. The terms of the options granted will be subject to the provisions of the 1995 Plan as determined by the Compensation Committee of the Board of Directors. The 1995 Plan will terminate ten years after its adoption unless earlier terminated by the Board of Directors.

 1995 Employee Stock Purchase Plan

  On April 11, 1995, the Company's Board of Directors adopted the 1995 Employee Stock Purchase Plan (the "1995 Purchase Plan") which was approved by the Company's stockholders on April 19, 1995. Under the

                     TRANSWITCH CORPORATION AND SUBSIDIARY

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

terms of the 1995 Purchase Plan, all employees of the Company, except five percent or more stockholders, may contribute to the plan, up to 5% of their annual compensation toward the purchase of the Company's Common Stock. The Company has reserved 100,000 shares for issuance under the 1995 Purchase Plan. The purchase price per share is the lesser of (a) 85% of the fair market value of the Common Stock on the date of the grant of the option, as defined, or (b) 85% of the fair market value of the Common Stock on the date of exercise of the option, as defined.

 Non-Employee Director Stock Option Plan

  The 1995 Non-Employee Director Stock Option Plan (the "Director Plan") was adopted by the Board of Directors on April 11, 1995 and approved by the Company's stockholders on April 19, 1995. The Director Plan provides for the automatic grant of options to purchase shares of Common Stock to non-employee directors of the Company on the anniversary date of each individual board member joining the Board of Directors. Upon joining the Company's Board, Directors are granted 12,500 shares, one-third of which vest immediately, one-third after the first year, and the remaining one-third after the second year. Annually thereafter, Directors are granted 7,500 shares which vest fully after one year.

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

 Stock Option Information

Information regarding the Company's stock options are set forth as follows:

                                                      NUMBER    WEIGHTED AVERAGE
                                                     OF SHARES    OPTION PRICE
                                                     ---------  ----------------
   Outstanding at December 31, 1994................. 1,190,912       $ 0.51
     Granted........................................   556,225        10.34
     Exercised......................................  (390,055)        0.43
     Canceled.......................................   (50,373)        2.00
                                                     ---------       ------
   Outstanding at December 31, 1995................. 1,306,709         3.86
     Granted........................................ 1,524,630         7.63
     Exercised......................................  (296,954)        0.58
     Canceled.......................................  (778,968)       10.17
                                                     ---------       ------
   Outstanding at December 31, 1996................. 1,755,417         4.81
     Granted........................................ 1,277,300         7.26
     Exercised......................................  (382,584)        1.48
     Canceled.......................................  (592,117)        8.38
                                                     ---------       ------
   Outstanding at December 31, 1997................. 2,058,016       $ 5.72
                                                     =========       ======

                     TRANSWITCH CORPORATION AND SUBSIDIARY

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


  Options outstanding and exercisable at December 31, 1997 are as follows:

                         OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                   -------------------------------- --------------------
                                WEIGHTED
                                 AVERAGE   WEIGHTED             WEIGHTED
                                REMAINING  AVERAGE              AVERAGE
     RANGE OF        NUMBER    CONTRACTUAL EXERCISE   NUMBER    EXERCISE
 EXERCISE PRICES   OUTSTANDING    LIFE      PRICE   EXERCISABLE  PRICE
 ---------------   ----------- ----------- -------- ----------- --------
 $ 0.40 to $ 1.20     283,020     1.05      $ 0.73    248,928    $ 0.71
   4.13 to   6.38   1,214,746     8.39        5.22    439,879      5.35
   6.50 to  10.81     443,250     9.53        8.80     61,605      7.41
  10.88 to  12.63     117,000     9.01       11.27     94,000     11.12
 ----------------   ---------     ----      ------    -------    ------
 $ 0.40 to $12.63   2,058,016     7.66      $ 5.72    844,412    $ 4.77
 ================   =========     ====      ======    =======    ======

  Stock options expire five or ten years from the date of grant and are generally exercisable ratably over four years from the date of grant.

  In connection with stock options granted in January 1995 through March 31, 1995, the Company recorded deferred compensation expense of $618 for the excess of the deemed value for accounting purposes of the Common Stock issuable upon exercise of such stock options over the aggregate exercise price of such options. The Company is recording compensation expense over the applicable vesting periods (primarily four years). For the years ended December 31, 1997, 1996 and 1995, the Company recorded compensation expense of $155, $156 and $100, respectively, for these options.

  The Company does not recognize compensation expense relating to employee stock options because the exercise price of the option equals the fair value of the stock on the date of grant. If the Company had determined the compensation based on the fair value of the options on the date of grant in accordance with SFAS No. 123, the pro forma net loss and loss per share would be as follows:

                                                     1997      1996     1995
                                                    -------  --------  -------
   Net loss-as reported............................ $(1,873) $(10,077) $(1,773)
   Net loss-pro forma..............................  (2,054)  (12,599)  (2,189)
   Basic loss per share-as reported................   (0.15)    (0.86)   (0.18)
   Basic loss per share-pro forma..................   (0.17)    (1.07)   (0.22)

  The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. Diluted loss per share amounts are not presented as they are the same as basic.

  As reflected in the pro forma amounts in the preceding table, the average fair value of each option granted in 1997, 1996 and 1995 was $6.73, $3.00 and $4.70, respectively. The fair value of each option granted was estimated on the date of grant using the modified Black-Scholes option pricing model based on the following weighted average assumptions:

                                                               1997  1996  1995
                                                               ----  ----  ----
   Risk-free interest rate....................................  5.7%  6.0%  5.5%
   Expected life in years.....................................  4.0   6.0   6.0
   Expected volatility........................................ 66.0% 52.0% 52.0%
   Expected dividend yield....................................  --    --    --

                     TRANSWITCH CORPORATION AND SUBSIDIARY

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

  For the years ended December 31, 1997 and 1996, the Company recognized additional compensation expense of $225 and $195, respectively, as required by SFAS No. 123 relating to stock options granted to non-employees.

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

                             WARRANTS--COMMON STOCK        WARRANTS--PREFERRED STOCK
                         ------------------------------- ------------------------------
                                   PRICE PER EXPIRATION           PRICE PER  EXPIRATION
                          NUMBER     SHARE      DATE     NUMBER     SHARE       DATE
                         --------  --------- ----------- -------  ---------- ----------
Outstanding at December
 31, 1994...............  215,409  $.06-1.00 12/96-11/98  71,884  $1.00-1.30 8/90-7/00
  Exercised............. (122,964)       --  12/96-11/98 (58,396) $1.00-1.30 8/99-7/00
  Canceled..............      --         --          --  (13,488) $1.00-1.30 8/99-7/00
                         --------  --------- ----------- -------  ---------- ---------
Outstanding at December
 31, 1995...............   92,445  $.06-1.00 12/96-11/98     --          --        --
  Exercised.............  (82,011)       --  12/96-11/98     --          --        --
                         --------  --------- ----------- -------  ---------- ---------
Outstanding at December
 31, 1996...............   10,434  $.40-1.00 12/96-11/98     --          --        --
  Exercised.............   (8,038)       --  12/96-11/98     --          --        --
                         --------  --------- ----------- -------  ---------- ---------
Outstanding at December
 31, 1997...............    2,393  $.40-1.00 12/96-11/98     --          --        --
                         ========  ========= =========== =======  ========== =========

(10) EARNINGS PER SHARE

  The basic loss per share for the years ended December 31, 1997, 1996 and 1995 follows:

                                                     1997      1996     1995
                                                    -------  --------  -------
   Net loss........................................ $(1,873) $(10,077) $(1,773)
   Average shares (in thousands)...................  12,152    11,751   10,062
   Basic loss per share............................ $  (.15) $   (.86) $  (.18)

  Diluted loss per share amounts are not presented as they are the same as basic.

  The weighted average shares of dilutive securities that would have been used to calculate diluted EPS had their effect not been anti-dilutive are as follows:

                                                         1997     1996    1995
                                                       --------- ------- -------
   Options............................................   634,867 281,460 541,490
   Warrants...........................................     1,954   5,153  52,691
   Convertible Preferred Stock                           380,697     --      --
                                                       --------- ------- -------
     Total............................................ 1,017,518 286,613 594,181
                                                       ========= ======= =======

                     TRANSWITCH CORPORATION AND SUBSIDIARY

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


(11) EMPLOYEE SAVINGS PLAN

  On November 21, 1988, the Company established a 401(k) retirement savings plan. All employees are entitled to contribute from 1% to 15% of their pre-tax income, not exceeding the IRS maximum for income deferrals, to the Plan, and may elect to invest their contributions in various established funds, which include fixed income, growth and equity funds. In 1997, the maximum contribution was 20% of pre-tax income subject to IRS limitations. The Company began providing matching contributions in 1996 for 50 percent of the employees deferred compensation up to a maximum of 6 percent. The Company's contribution expense amounted to $188 and $156 for 1997 and 1996, respectively.

(12) CONCENTRATION OF SALES

  The percentage of total revenues attributable to the Company's significant customers for the years ended December 31, 1997, 1996 and 1995 follow:

                                                                   1997 1996 995
                                                                   ---- ---- ---
   Insight Electronics, Inc.*..................................... 41%  16%  16%
   Tellabs Operations, Inc........................................ 16%  14%  17%
   ECI Telecom, LTD...............................................  **  22%   **

--------
* Insight Electronics, Inc. is a distributor to various end-users, none of which comprised more than 10% of the Company's total revenues.

** Revenues were less than 10% of the Company's total revenues in these years.

  Export revenues represented 33%, 46% and 38% of total revenues in 1997, 1996 and 1995, respectively.

  Revenues from customers located outside the United States were as follows:


                                                             1997   1996   1995
                                                            ------ ------ ------
     Europe................................................ $3,902 $2,100 $3,084
     Middle East...........................................    517  4,232    --
     Far East..............................................  2,885  1,976  1,798
     Canada and other......................................  1,721    592  1,626
                                                            ------ ------ ------
     Total................................................. $9,025 $8,900 $6,508
                                                            ====== ====== ======

(13) COMMITMENTS AND CONTINGENCIES

 Line of Credit

  In June 1997, the Company entered into a new line of credit agreement with Silicon Valley Bank whereby the Company has access up to $6,000 for working capital purposes, bearing interest at prime + 3/4% due on July 10, 1998, and $2,000 for equipment purchases, bearing interest at prime +1% due on May 31, 2002. The lines are secured by all corporate assets except intellectual property of the Company.

  The agreement contains certain financial restrictions and covenants which, among other things, include provisions for maintaining a minimum amount of cash, net worth and profitability.

  At December 31, 1997, no amounts were outstanding under this agreement.

                     TRANSWITCH CORPORATION AND SUBSIDIARY

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


 Development Agreements

  From time to time, the Company has entered into agreements with third parties for the development and/or licensing of products for its manufacture and sale, or the licensing of technology that the Company may use in the manufacture of products, for which royalties are paid against actual sales of these products. The Company recognized royalty expense of $1,110, $1,266 and $829 in 1997, 1996 and 1995, respectively, under these agreements; these amounts are included in cost of products sold in the consolidated statements of operations.

 Lease Agreements

  Total rental expense under all operating lease agreements aggregated $745, $446 and $586 during 1997, 1996 and 1995, respectively. Future minimum operating lease commitments that have remaining, non-cancelable lease terms in excess of one year at December 31, 1997 follow:

       1998.............................................................. $  548
       1999..............................................................    546
       2000..............................................................    466
       2001..............................................................    396
       2002..............................................................    393
       Thereafter........................................................  1,865
                                                                          ------
                                                                          $4,214
                                                                          ======

 Foundry Purchase Commitments

  In April 1996, the Company entered into a foundry agreement with Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC) which includes future minimum purchase commitments as follows:

       1998................................................................ $476
       1999................................................................  128
                                                                            ----
                                                                            $604
                                                                            ====

                                                                     SCHEDULE II

                             TRANSWITCH CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                           ADDITIONS
                                      -------------------
                           BALANCE AT CHARGED TO CHARGES               BALANCE
                           BEGINNING  COSTS AND  TO OTHER              AT END
       DESCRIPTION         OF PERIOD   EXPENSES  ACCOUNTS DEDUCTIONS  OF PERIOD
       -----------         ---------- ---------- -------- ----------  ---------
Year ended December 31,
 1997:
  Deductions from asset
   account:
    Allowance for doubtful
     accounts.............   $  140       100      --         (22)     $  218
    Inventory valuation...    1,196       121      --         (39)      1,278
                             ------     -----      ---       ----      ------
                             $1,336       221      --         (61)     $1,496
                             ======     =====      ===       ====      ======
Year ended December 31,
 1996:
  Deductions from asset
   account:
    Allowance for doubtful
     accounts.............   $  138        14      --         (12)     $  140
    Inventory valuation...      295     1,261      --        (360)      1,196
                             ------     -----      ---       ----      ------
                             $  433     1,275      --        (372)     $1,336
                             ======     =====      ===       ====      ======
Year ended December 31,
 1995:
  Deductions from asset
   account:
    Allowance for doubtful
     accounts.............   $   36       110      --          (8)     $  138
    Inventory valuation...      597        31      --        (333)(1)     295
                             ------     -----      ---       ----      ------
                             $  633       141      --        (341)     $  433
                             ======     =====      ===       ====      ======

--------
(1) Includes a reversal of a reserve for inventory on hand which was built up in anticipation of a major customer's order in 1994 which was no longer required as products were shipped.