Form 10-Q
period 1998-03-31
TRANSWITCH CORP /DE
filed 1998-05-08
CIK 944739

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10 - Q


   [ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934

                  for the quarterly period ended March 31, 1998
                                            or
    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934

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

                               3 Enterprise Drive
                           Shelton, Connecticut 06484
                    (Address of Principal Executive Offices)

                            Telephone (203) 929-8810

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                   ---- ----

COMMON STOCK, PAR VALUE $.001 PER SHARE, OUTSTANDING AT APRIL 30, 1998:
13,392,568 SHARES.

                             TranSwitch Corporation
                                      INDEX
                      For the quarter ended March 31, 1998


                                                                                 Page
PART I.   FINANCIAL INFORMATION


   Item 1.   Financial Statements


         Consolidated Balance Sheets as of March 31, 1998
              and December 31, 1997                                                3

         Consolidated Statements of Operations for the Three
           Months Ended March 31, 1998 and 1997                                    4

         Consolidated Statements of Cash Flows for the Three
          Months Ended March 31, 1998 and 1997                                     5

         Notes to Consolidated Financial Statements                                6

   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                        8


PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                      11

   Signatures                                                                     12


Part I FINANCIAL INFORMATION

Item 1. Financial Statements

                                      TranSwitch Corporation
                                    Consolidated Balance Sheets

(in thousands, except share data)                                                       March 31,         December 31,
                                    ASSETS                                                1998               1997
                                    ------                                              ---------         -----------
Current assets:                                                                         (unaudited)
     Cash and cash equivalents                                                            $ 19,904           $ 20,508
     Short term investments                                                                  1,110              1,110
     Accounts receivable, net                                                                5,559              4,528
     Inventories, net                                                                        5,436              4,812
     Prepaid expenses and other current assets                                                 743                815
                                                                                         ---------        -----------
          Total current assets                                                              32,752             31,773

Property and equipment, net                                                                  3,630              3,816
Product licenses, net                                                                          889              1,000
                                                                                         ---------        -----------

                            Total Assets                                                  $ 37,271           $ 36,589
                            ============                                                 =========        ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current liabilities:
     Accounts payable                                                                      $ 2,116            $ 1,350
     Accrued liabilities                                                                     2,851              3,708
     Product license fee payable, current portion                                            1,162              1,067
                                                                                         ---------        -----------
          Total current liabilities                                                          6,129              6,125

Product license fee payable, less current portion                                                -                303

Stockholders' equity:
    Convertible Preferred Stock $0.01 par value; authorized 15,000                           7,750             14,357
    shares; issued and outstanding 14,500 shares December 31,1997;
     7,750 shares March 31, 1998
     Common Stock, $.001 par value; authorized 25,000,000 shares;
     issued and outstanding 12,318,271 shares December 31, 1997;
     13,297,893 shares March 31, 1998                                                           13                 12
     Additional paid in capital                                                             52,779             45,753
     Accumulated deficit                                                                   (29,400)           (29,961)
                                                                                         ---------        -----------
          Total stockholders' equity                                                        31,142             30,161
                                                                                         ---------        -----------

                       Total Liabilities and Stockholders' Equity                         $ 37,271           $ 36,589
                       ==========================================                        =========        ===========

                                          TranSwitch Corporation
                                   Consolidated Statements of Operations
                                                 Unaudited
                                   (in thousands, except per share data)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                                1998       1997
                                                                              --------   --------
Net Revenues                                                                  $  8,606   $  5,056

Cost of Revenues                                                                 3,354      2,374
                                                                              --------   --------
Gross Profit                                                                     5,252      2,682

Operating Expenses:
     Research and development                                                    2,543      2,398
     Marketing and sales                                                         1,818      1,501
     General and administrative                                                    564        518
                                                                              --------   --------
Total Operating Expenses                                                         4,925      4,417
                                                                              --------   --------
Operating Income (Loss)                                                            327     (1,735)

Interest Income, net                                                               234        143
                                                                              --------   --------

Net Income (Loss)                                                             $    561   $ (1,592)
                                                                              ========   ========

Basic Earnings (Loss) per Common Share                                        $   0.04   $  (0.13)

Weighted Average Number of
     Common Shares Outstanding                                                  13,270     12,033
                                                                              ========   ========

Diluted Earnings (Loss) per Common Share                                      $   0.04   $  (0.13)

Weighted Average Number of
     Common Shares and Equivalents Outstanding                                  14,610     12,033
                                                                              ========   ========

                            TranSwitch Corporation
                     Consolidated Statements of Cash Flows
                                   Unaudited
                                (in thousands)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                   --------------------
                                                                                     1998        1997
                                                                                   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                  $    561    $ (1,592)
     Adjustments to reconcile net income (loss) to
          net cash used in operating activities:
               Depreciation and amortization                                            551         376
               Stock compensation expense                                               181          86
               Changes in assets and liabilities:
                    (Increase) in accounts receivable                                (1,031)     (1,515)
                    Decrease (increase) in prepaids and other current assets             72        (300)
                    (Increase) decrease in inventories                                 (624)         98
                    Increase in accounts payable                                        766         306
                    (Decrease) increase in accrued liabilities                         (857)        357
                                                                                   --------    --------
                          Total adjustments                                            (942)       (592)
                                                                                   --------    --------
                          Net cash used in operating activities                        (381)     (2,184)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures and purchase of product licenses                             (254)       (829)
     Purchase of short term investments                                                --        (4,506)
     Proceeds from sale of short term investments                                      --         8,274
                                                                                   --------    --------
                          Net cash (used in) provided by investing activities          (254)      2,939

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the exercise of stock options and warrants                           239          97
     Payments on product license obligations                                           (208)       (113)
                                                                                   --------    --------
                          Net cash (used in) provided by financing activities            31         (16)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                       (604)        739
                                                                                   --------    --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     20,508       3,911

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 19,904    $  4,650
                                                                                   ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
     Cash paid for interest                                                        $     46    $     45

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   For the first quarter ended March 31, 1998

Note 1.  Interim Financial Statements
-------------------------------------

     The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The financial statements are prepared on a consistent basis with and should be read in conjunction with the statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998.

     In the opinion of management, these statements include all adjustments, consisting of normal, recurring adjustments, which are necessary for a fair presentation for such periods. The results of operations for any interim period are not necessarily indicative of the results which may be achieved for the entire fiscal year ending December 31, 1998.

Note 2.  Inventories
--------------------

     Inventories are carried at the lower of cost (on a first in, first out basis) or estimated net realizable value. Inventories are summarized as follows (in thousands):

                                           March 31, 1998  December 31, 1997
                                           --------------  -----------------

Raw Materials                                   $1,131         $1,086
Work in Process                                  1,521          1,654
Finished Goods                                   2,784          2,072
                                                ------         ------
   Total Inventories                            $5,436         $4,812
   =================                            ======         ======



Note 3. Comprehensive Income
----------------------------

     Effective January 1, 1998, the Company adopted the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that companies disclose comprehensive income, which includes net income, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for sale. For the three months ended March 31, 1998 and 1997, comprehensive income (loss) equaled net income (loss) of $561 thousand and ($1,592) thousand, respectively.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   For the first quarter ended March 31, 1998


Note 4.  Consolidated Statement of Stockholders' Equity
-------------------------------------------------------

         (in thousands, except share data)

                                                                             Convertible    Additional
                                                        Common Stock         Preferred       Paid-in     Accumulated
                                                    Shares       Amount        Stock         Capital       Deficit         Total
                                                  ----------   ----------    ----------    -----------   -----------   ------------
Balance at December 31, 1997                      12,318,271         $ 12       $14,357       $45,753     ($29,961)       $30,161

Shares of common stock issued
  upon exercise of stock options                     133,355         --            --             294          --             294

Deemed dividend on convertible preferred stock          --           --             143          (143)         --            --

Issuance cost of convertible preferred stock            --           --            --             (55)         --             (55)

Shares of common stock issued upon conversion
  of preferred stock                                 846,267            1        (6,750)        6,749          --            --

Compensation related to issuance of stock options       --           --            --             181          --             181

Net Income                                              --           --            --            --             561           561
                                                  ----------   ----------    ----------    ----------    ----------    ----------

Balance at March 31, 1998                         13,297,893         $ 13       $ 7,750       $52,779      ($29,400)      $31,142
=========================                         ==========   ==========    ==========    ==========    ==========    ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

     TranSwitch Corporation, a Delaware Corporation ("TranSwitch" or the "Company") was organized and commenced operations in April 1988. Since its incorporation, the Company has designed, sourced and marketed highly integrated digital and mixed-signal semiconductor solutions for the telecommunications and data communications markets. The Company's customers are the original equipment manufacturers (OEM's) who serve three communications market segments: worldwide public network infrastructure, including cable television (CATV), internet infrastructure and corporate wide area networks (WAN). The Company's products are generally incorporated into OEM's products at the design stage, which often requires significant expenditures by the Company well in advance of substantial orders from the customer.

     The Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, the Company's results of operations may fluctuate from period to period in the future.

THREE MONTH PERIODS ENDED MARCH 31, 1998 AND MARCH 31, 1997

REVENUE

     The Company derives its revenues principally from product sales. Total revenues for the quarter ended March 31, 1998 were $8.6 million, representing a 70.2% increase from the $5.1 million recorded in the prior year comparable period. The increase in net revenue in the quarter is primarily attributable to increase in sales with respect to the SONET/SDH product lines and also moderate growth in both the Asynchronous and ATM product lines.

GROSS PROFIT

     Gross profit increased to $5.3 million for the quarter ended March 31, 1998 from $2.7 million in the corresponding period of the prior year. The increase in gross profit for the first quarter of 1998 was primarily the result of higher volume in the quarter versus the comparable quarter a year ago. Gross margin was 61.0% for the quarter ended March 31, 1998 as compared to 53.1% for the quarter ended March 31, 1997. The increase in the gross margin is primarily attributable to the higher volume absorbing fixed costs for the period.

RESEARCH AND DEVELOPMENT

     Research and development expenses were 29.5% of total revenues for the quarter ended

March 31, 1998 as compared to 47.4% of total revenues for the quarter ended March 31, 1997. Total spending increased 4.2% to $2.5 million for the quarter ended March 31, 1998 as compared to $2.4 million for the quarter ended March 31, 1997. The increases were the result of the Company's continued investment in research and development activities. The decrease as a percentage of total revenue in the quarter is attributed to the increase in the revenue level in the first quarter of 1998.


MARKETING AND SALES

     Marketing and sales expenses were 21.1% of total revenues for the quarter ended March 31, 1998 compared to 29.7% for the quarter ended March 31, 1997. The marketing and sales expenses increased 21.0% to $1.8 million for the quarter ended March 31, 1998 compared to $1.5 million for the quarter ended March 31, 1997. The increase in spending was the result of the costs associated with the higher revenue in the first quarter of 1998, the increase in marketing and sales personnel and expansion of the Company's distribution network as part of the Company's continued investment in its marketing and sales infrastructure. The decrease as a percentage of total revenue in the quarter is attributed to the increase in the revenue level in the first quarter of 1998.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the quarter ended March 31, 1998 increased to $564,000 from $518,000 for the same quarter in the prior year, and as a percentage of total revenues decreased to 6.6% for the quarter ended March 31, 1998 compared to 10.2% for the quarter ended March 31, 1997. The increase in expense in actual dollars is nominal. The decrease as a percentage of total revenue in the quarter is attributed to the increase in the revenue level in the first quarter of 1998.

INTEREST INCOME, NET

     Interest income, net of interest expense, was $234,000 in the quarter ended March 31, 1998 compared to $143,000 in the quarter ended March 31, 1997. The increase in interest income, net is primarily the result of the increase in cash between the two periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations and met its capital requirements since it was incorporated in 1988 primarily through private placements of preferred stock, borrowings from a working capital line and equipment financing from Silicon Valley Bank, an initial public offering of its common stock in June, 1995 and cash generated from its operations. On October 10, 1997 the Company received net proceeds of $13.7 million in cash in connection with a private placement of its Series A convertible preferred stock.

     In the first three months of 1998, the Company used $381,000 of cash in its operating activities, the result of a net income of $561,000, non cash items of $732,000 and offset by an increase in working capital of $1,674 thousand. Capital expenditures in this period were $254,000, including purchases of computer equipment, tooling, software acquisitions and product licenses.

     At March 31, 1998 the Company had cash and cash equivalents and short term investments of approximately $21.0 million. The Company believes its existing cash, the cash flow from operations, if any, and cash available under its lines of credit will be sufficient to satisfy the Company's cash needs for at least the next 12 months. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms favorable or acceptable to the Company, if at all.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company does not provide financial performance forecasts. The forward looking statements in this Form 10-Q and presented elsewhere by management from time to time are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. The Company's operating results and financial condition have varied and may vary in the future significantly depending on a number of factors and involve risks and uncertainties that could materially adversely affect revenues and profitability, including: competitive pressures on selling prices; the timing and cancellation of customers orders; the timing and provision of pricing protections and returns from certain distributors; availability of foundry capacity and raw materials; fluctuations in yields; changes in product mix; the Company's ability to introduce new products and technologies on a timely basis; introduction of products and technologies by the Company's competitors; market acceptance of the Company's and its competitors' products; the level of orders received which can be shipped in a quarter; the amount and timing of recognition of non-recurring engineering revenue; the timing of investments in research and development, including tooling expenses associated with product development and pre-production; and whether the Company's customers buy directly from the Company or a distributor. Sudden shortages of raw materials or production capacity constraints can lead producers to allocate available supplies or capacity to customers with resources greater than those of the Company, which could interrupt the Company's ability to meet its production obligations. Historically, average selling prices in the semiconductor industry have decreased over the life of a product, and as a result, the average selling prices of the Company's products may be subject to significant pricing pressures in the future. The Company's business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Due to the absence of a substantial noncancellable backlog, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Because the Company is continuing to increase its operating expenses for personnel and new product development and for inventory in anticipation of future sales levels, operating results would be adversely affected if increased sales are not achieved. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls. From time to time, in response to anticipated long lead times to obtain inventory and materials from its foundries, the Company may order in advance of anticipated customer demand, which might result in excess inventory levels if expected orders fail to materialize or other factors render the customer's products less marketable. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition, operating results and stock price.

PART II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K.

   (a) Exhibits

         Exhibit 11, Statement re: computation of per share earnings.

         Exhibit 27,  Financial Data Schedule (electronic format only)

   (b) Reports on Form 8-K

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





                                             TranSwitch Corporation
                                             (Registrant)



Date: May 8, 1998                            /s/ Dr. Santanu Das
                                             ----------------------------
                                             Dr. Santanu Das
                                             President, Chief Executive Officer
                                             (Principal Executive Officer)



                                             /s/ Michael F. Stauff
                                             -----------------------------
                                             Michael F. Stauff
                                             Senior Vice President and Chief
                                             Financial Officer and Treasurer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)