Form 10-Q
period 1998-06-30
TRANSWITCH CORP /DE
filed 1998-08-12
CIK 944739

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                       or
          [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                           Telephone (203) 929-8810

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]      No [ ]


COMMON STOCK, PAR VALUE $.001 PER SHARE, OUTSTANDING AT JULY 31, 1998:
14,204,882 SHARES.

                            TRANSWITCH CORPORATION
                                     INDEX
                      For the quarter ended June 30, 1998




                                                                        Page

PART I.   FINANCIAL INFORMATION


   Item 1.  Financial Statements


         Consolidated Balance Sheets as of June 30, 1998
              and December 31, 1997                                       3

         Consolidated Statements of Operations for the Three and
           Six Months Ended June 30, 1998 and 1997                        4

         Consolidated Statements of Cash Flows for the Three and
           Six Months Ended June 30, 1998 and 1997                        5

         Notes to Unaudited Consolidated Financial Statements             6

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 8


PART II.  OTHER INFORMATION

   Item 4.  Submission of Matters to a vote of Security Holders          12

   Item 5.  Other Information                                            13

   Item 6.  Exhibits and Reports on Form 8-K                             13

   Signatures                                                            14

Part I  FINANCIAL INFORMATION

Item 1. Financial Statements

                                      TRANSWITCH CORPORATION
                                    CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)                                                    June 30,             December 31,
                                    ASSETS                                             1998                   1997
                                    ------                                        -----------             -----------
CURRENT ASSETS:                                                                   (unaudited)
     Cash and cash equivalents                                                       $ 20,797                $ 20,508
     Short term investments                                                               985                   1,110
     Accounts receivable, net                                                           5,441                   4,528
     Inventories, net                                                                   5,481                   4,812
     Prepaid expenses and other current assets                                          1,011                     815
          Total current assets                                                         33,715                  31,773

PROPERTY AND EQUIPMENT, NET                                                             3,875                   3,816
PRODUCT LICENSES, NET                                                                   1,082                   1,000
                                                                                     --------                --------
                            TOTAL ASSETS                                             $ 38,672                $ 36,589
                            ============                                             ========                ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ====================================
CURRENT LIABILITIES:
     Accounts payable                                                                $  1,887                 $ 1,350
     Accrued liabilities                                                                3,030                   3,708
     Product license fee payable, current portion                                         938                   1,067
                                                                                     --------                --------
          Total current liabilities                                                     5,855                   6,125

PRODUCT LICENSE FEE PAYABLE, LESS CURRENT PORTION                                           -                     303

STOCKHOLDERS' EQUITY:
     Convertible Preferred Stock, $.01 par value; authorized 15,000,000                 5,500                  14,357
     shares; issued and outstanding; 14,500,000 shares at December 31, 1997, and 5,500,000 shares at June 30, 1998
     Common Stock, $.001 par value; authorized 25,000,000 shares;
     issued and outstanding; 12,318,271 shares at December 31, 1997,
     13,671,342 shares at June 30, 1998                                                    14                      12
     Additional paid in capital                                                        55,683                  45,753
     Accumulated deficit                                                              (28,380)                (29,961)
                                                                                     --------                --------
          Total stockholders' equity                                                   32,817                  30,161
                                                                                     --------                --------

                       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 38,672                $ 36,589
                       ==========================================                    ========                ========

                            TRANSWITCH CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands, except per share data)

                                                        THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                        --------------------------         ------------------------
                                                           1998             1997              1998             1997
                                                          -----             ----              ----             ----
REVENUES                                                 $ 9,607          $ 6,256           $18,213          $11,312

COST OF REVENUES                                           3,728            2,803             7,082            5,177
                                                         -------          -------           -------          -------
GROSS PROFIT                                               5,879            3,453            11,131            6,135

OPERATING EXPENSES:
     Research and development                              2,537            2,216             5,080            4,614
     Marketing and sales                                   1,925            1,673             3,743            3,174
     General and administrative                              589              567             1,153            1,085
                                                         -------          -------           -------          -------
TOTAL OPERATING EXPENSES                                   5,051            4,456             9,976            8,873
                                                         -------          -------           -------          -------
OPERATING INCOME (LOSS)                                      828           (1,003)            1,155           (2,738)

INTEREST INCOME, NET                                         264              111               498              254
                                                         -------          -------           -------          -------
NET INCOME (LOSS) BEFORE TAX                               1,092             (892)            1,653           (2,484)


INCOME TAXES                                                  72                -                72                -

NET INCOME (LOSS)                                        $ 1,020          $  (892)          $ 1,581          $(2,484)
                                                         =======          =======           =======          =======

BASIC EARNINGS (LOSS) PER COMMON SHARE                   $  0.08          $ (0.07)          $  0.12          $ (0.21)

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                            13,567           12,093            13,418           12,063
                                                         =======          =======           =======          =======

DILUTED EARNINGS (LOSS) PER COMMON SHARE                  $ 0.07          $ (0.07)           $ 0.11          $ (0.21)

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES AND EQUIVALENTS OUTSTANDING            14,807           12,093            14,658           12,063
                                                         =======          =======           =======          =======

                            TRANSWITCH CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                                   --------
                                                                                            1998              1997
                                                                                          --------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                           $ 1,581         $ (2,484)
     Adjustments to reconcile net income (loss) to
          net cash used in operating activities:
               Depreciation and amortization                                                  1,100              766
               Stock compensation expense                                                       250              166
               Changes in assets and liabilities:
                    (Increase) in accounts receivable                                          (913)          (1,333)
                    (Increase) in prepaids and other current assets                            (196)            (230)
                    (Increase) decrease in inventories                                         (669)              89
                    Increase (decrease) in accounts payable                                     537             (260)
                    (Decrease) increase in accrued liabilities                                 (678)           1,353
                                                                                           --------          -------
                          Total adjustments                                                    (569)             551
                                                                                           --------          -------
                          Net cash provided by (used) in operating activities                 1,012           (1,933)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures and cost of product licenses                                       (1,242)            (960)
     Purchase of short term investments                                                        (985)          (4,506)
     Proceeds from sale of short term investments                                             1,110           12,292
                                                                                           --------          -------
                          Net cash (used in) provided by investing activities                (1,117)           6,826

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the exercise of stock options and warrants                                   900              190
     Payment of issuance costs for convertible preferred stock                                  (75)               -
     Payments on product license obligations                                                   (431)            (460)
                                                                                           --------          -------
                          Net cash provided by (used in) financing activities                   394             (270)


INCREASE IN CASH AND CASH EQUIVALENTS                                                           289            4,623
                                                                                           --------          -------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             20,508            3,911

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $ 20,797          $ 8,534
                                                                                           ========          =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                                $     68          $    90

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  For the second quarter ended June 30, 1998

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

Note 2.  Inventories
--------------------

     Inventories are carried at the lower of cost (on a first in, first out basis) or estimated net realizable value. Inventories are summarized as follows (in thousands):

                                   June 30, 1998           December 31, 1997
                                   -------------           -----------------
Raw Materials                          $  831                     $1,086
Work in Process                           818                      1,654
Finished Goods                          3,832                      2,072
                                       ------                     ------
   Total Inventories                   $5,481                     $4,812
                                       ======                     ======

Note 3. Comprehensive Income
----------------------------

     Effective January 1, 1998, the Company adopted the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that companies disclose comprehensive income, which includes net income, foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available for sale. For the Company, comprehensive income is the same as the net income (loss).

Note 4.  Consolidated Statement of Stockholders' Equity
-------------------------------------------------------

         (in thousands, except share data)

                                                                          Convertible     Additional
                                                        Common Stock       Preferred       Paid-in       Accumulated
                                                    Shares      Amount       Stock         Capital         Deficit         Total
                                                  ----------    ------      ------        --------        --------        --------
    BALANCE AT DECEMBER 31, 1997                  12,318,271    $12         $14,357       $45,753         $(29,961)       $ 30,161

    Shares of common stock issued upon
     exercise of stock options                       133,355      -                           294                -             294

    Deemed dividend on convertible
     preferred stock                                       -      -             143          (143)               -               -

    Issuance cost of convertible preferred
     stock                                                        -                           (55)               -             (55)

    Shares of common stock issued upon
     conversion of preferred stock                   846,267      1          (6,750)        6,749                -               -

    Compensation related to issuance of
     stock options                                         -      -                           181                -             181

    Net income                                             -      -               -             -              561             561
                                                  ----------    ---         -------       -------         --------        --------
    BALANCE AT MARCH 31, 1998                     13,297,893    $13         $ 7,750       $52,779         $(29,400)       $ 31,142

    Shares of common stock issued upon
     exercise of stock options                       160,785      -                           606                -             606

    Issuance cost of convertible
     preferred stock                                              -                           (20)               -             (20)

    Shares of common stock issued upon
     conversion of preferred stock                   212,664      1          (2,250)        2,249                -               -

    Compensation related to issuance of
     stock options                                         -      -               -            69                -              69

    Net income                                             -      -               -             -            1,020           1,020
                                                  ----------    ---         -------       -------         --------        --------
    Balance at June 30, 1998                      13,671,342    $14         $ 5,500       $55,683         $(28,380)       $ 32,817
                                                  ==========    ===         =======       =======         ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

     TranSwitch Corporation, a Delaware corporation ("TranSwitch" or the "Company") was organized and commenced operations in April 1988. Since its incorporation, the Company has designed, sourced and marketed highly integrated digital and mixed-signal semiconductor solutions for the telecommunications and data communications markets. The Company's customers are the original equipment manufacturers (OEM's) who serve four communications market segments: worldwide public network infrastructure, including cable television (CATV); internet infrastructure; corporate wide area networks (WAN) and local area networks
(LAN). The Company's products are generally incorporated into OEM's products at the design stage, which often requires significant expenditures by the Company well in advance of substantial orders from the customer.

     The Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, the Company's results of operations may fluctuate from period to period in the future.

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

REVENUE

     The Company derives its revenues from product sales. Total revenues for the quarter ended June 30, 1998 were $9.6 million, representing a 54% increase over the $6.3 million recorded in the prior year comparable period. Total revenues for the six months ended June 30, 1998 were $18.2 million, an increase of 61% over the $11.3 million for the six months ended June 30, 1997. The increase in revenue in the quarter and for six months is primarily attributable to the increase in the revenue of the SONET/SDH product line.


GROSS PROFIT

     Gross profit was $5.9 million for the quarter ended June 30, 1998 compared to $3.5 million in the corresponding period of the prior year. Gross profit for six months ended June 30, 1998 was $11.1 million compared to $6.1 million for the same period in 1997. Gross margin was 61.2% for the quarter ended June 30, 1998 as compared to 55.2% for the quarter ended June 30, 1997; gross margin for the six months ended June 30, 1998 was 61.1% compared to 54.2% for the same period a year ago. The increase in gross profit and margin is principally the results of improved costs from the Company's vendors achieved as higher volumes of products were purchased by the Company.

RESEARCH AND DEVELOPMENT

     Research and development expenses were 26.4% of total revenues for the quarter ended June 30, 1998 compared to 35.4% of total revenues for the quarter ended June 30, 1997; total spending increased 14.4% to $2.5 million for the quarter ended June 30, 1998 as compared to $2.2 million for the quarter ended June 30, 1997. In the six month period ended June 30, 1998, research and development expenses were 27.9% of revenues as compared to 40.8% for the same period a year ago; spending in the six months ended June 30, 1998 was $5.1 million, representing a 10.1% increase over the $4.6 million for the comparable period a year ago. The increases in period-over-period expense were the result of the Company's continued investment in research and development activities. The decreases as a percentage of total revenues in the quarter and year-to-date were attributable to the growth in revenues from the comparable periods in the prior year.

MARKETING AND SALES

     Marketing and sales expenses were 20.0% of total revenues for the quarter ended June 30, 1998 compared to 26.7% for the quarter ended June 30, 1997. The marketing and sales expenses increased 15.1% to $1.9 million for the quarter ended June 30, 1998 compared to $1.7 million for the quarter ended June 30, 1997. In the six month period ended June 30, 1998, marketing and sales expenses were 20.9% of total revenues compared to 28.1% for the same period in 1997. Total spending increased 17.9% to $3.7 million for the six month period ended June 30, 1998 as compared to $3.2 million in the comparable period in 1997. The increases in spending were primarily the result of the increase in marketing and sales personnel and expansion of the Company's distribution network as part of the Company's continued investment in its marketing and sales infrastructure. The decreases as a percentage of total revenues in the quarter and year-to-date were attributable to the growth from revenues in the comparable periods in the prior year.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the quarter ended June 30, 1998 increased to $589 thousand from $567 thousand for the same quarter in the prior year, and as a percentage of total revenues decreased to 6.1% for the quarter ended June 30, 1998 compared to 9.1% for the quarter ended June 30, 1997. The total spending for the six month period ended June 30, 1998 increased 6.2% to $1.2 million as compared to $1.1 million for the comparable period in 1997, and as a percentage of total revenues decreased to 6.3% for the six months ended June 30, 1998 as compared to the 9.6% for the comparable period a year ago. The increases in period-over-period expense were the result of the Company's continued investment in the general and administrative area. The decreases as a percentage of total revenues in the quarter and year-to-date were attributable to the growth in revenues from the comparable periods in the prior year.

INTEREST INCOME, NET

     Interest income, net of interest expense, was $264 thousand in the quarter ended June 30, 1998 compared to $111 thousand in the corresponding period in 1997 and for the six month period was $498 thousand in 1998 as compared to $254 thousand in the same period in 1997. The increases in interest income, net were primarily the result of the increase in cash between the two periods.

INCOME TAXES

     The Company's effective tax rate was 4.4 percent in the first six months of 1998, which reflects the estimated federal alternative minimum taxes and states taxes that will need to be paid.

     In June, 1998 the Financial Accounting Standards Board issued Statement of Financial Standards (SFAS) No. 144, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 133 requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. We do not expect this statement to have a material impact on our financial position or results of operations. This Statement is effective for fiscal years beginning after June 15, 1999. We will adopt this accounting standard beginning January 1, 2000.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations and met its capital requirements since it was incorporated in 1988 primarily through private placements of preferred stock, borrowings from a working capital line and equipment financing from Silicon Valley Bank, an initial public offering of its common stock in June 1995 and cash generated from its operations. In October 1997 the Company received net cash proceeds of $13.7 million in connection with a private placement of its Series A Convertible Preferred Stock.

     In the first six months of 1998, the Company generated $1.0 million of cash from its operating activities, the result of a net income of $1.6 million and non-cash items of $1.3 million, offset by a net increase in working capital of $1.9 million. Capital expenditures during this period totaled $1.2 million, including purchases of computer equipment, tooling, software and product licenses.

     The Company's principal sources of liquidity as of June 30, 1998 consisted of cash and cash equivalents and short term investments of approximately $21.8 million, as well as $8.0 million available under the Company's working capital line of credit and equipment line of credit provided by Silicon Valley Bank. As of June 30, 1998, the Company had no outstanding balances under these lines of credit. Pursuant to the working capital and equipment financing agreements with Silicon Valley Bank, the Company is restricted from further pledging its assets or granting additional security interests in such assets. The Company believes its existing cash, the cash flow from operations, if any, and cash available under its lines of credit will be sufficient to satisfy the Company's cash needs for at least the next 12 months. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner, or if so required, that such capital will be available on terms favorable or acceptable to the Company, if at all.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company does not provide financial performance forecasts. The forward looking statements in this Form 10-Q and presented elsewhere by management from time to time are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. The Company's operating results and financial condition have varied and may vary in the future significantly depending on a number of factors and involve risks and uncertainties that could materially adversely affect revenues and profitability, including: competitive pressures on selling prices; the timing and cancellation of customers orders; the timing and provision of pricing protections and returns from certain distributors; availability of foundry capacity and raw materials; fluctuations in yields; changes in product mix; the Company's ability to introduce new products and technologies on a timely basis; introduction of products and technologies by the Company's competitors; market acceptance of the Company's and its competitors' products; the level of orders received which can be shipped in a quarter; the amount and timing of recognition of non-recurring engineering revenue; the timing of investments in research and development, including tooling expenses associated with product development and pre-production; and whether the Company's customers buy directly from the Company or a distributor. Sudden shortages of raw materials or production capacity constraints can lead producers to allocate available supplies or capacity to customers with resources greater than those of the Company, which could interrupt the Company's ability to meet its production obligations. Historically, average selling prices in the semiconductor industry have decreased over the life of a product, and as a result, the average selling prices of the Company's products may be subject to significant pricing pressures in the future. The Company's business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Due to the absence of a substantial noncancellable backlog, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Because the Company is continuing to increase its operating expenses for personnel and new product development and for inventory in anticipation of future sales levels, operating results would be adversely affected if increased sales are not achieved. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls. From time to time, in response to anticipated long lead times to obtain inventory and materials from its foundries, the Company may order in advance of anticipated customer demand, which might result in excess inventory levels if expected orders fail to materialize or other factors render the customer's products less marketable. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results and stock price.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

On May 27, 1998 the Company held its Annual Meeting of Stockholders, at which the stockholders of the Company voted on the following matters:

1. The election of a Board of Director for the ensuing year. The number of votes cast for the re- election of each of the directors listed below was as follows:

                  Nominee            Number of Shares
                  -------            ----------------
                                           For               Withhold Authority
                                           ---               ------------------
         Santanu Das                   11,410,022                 550,374
         Steward S. Flaschen           11,091,206                 869,190
         David D. French               11,405,397                 554,999
         Charles Lee                   11,092,230                 868,166
         Ljubomir Micic                11,372,809                 587,587
         Albert E. Paladino            11,091,360                 869,036
         Erik H. Van Der Kaay          11,409,222                 551,174

2. To approve and ratify the Corporation's Third Amended and Restated 1995 Stock Plan, with a total of 3,500,000 shares of Common stock available of issuance thereunder. The number of votes cast was as follows:

                                         Number of Shares
                                         ----------------
         For                               4,961,116
         Against                           2,369,555
         Abstain                             238,768
         Broker Non-Votes                  4,390,957

3. To approve an amendment to the Corporation's 1995 Non-Employee Director Stock Option Plan to (a) increase the number of shares of Common Stock available for issuance thereunder by an additional 100,000 shares, to a total of 250,000 shares available for issuance thereunder, and (b) amend Section 4(b) of the 1995 Non-Employee Director Stock Option Plan to increase the annual option granted thereunder to each non-employee director from an option to purchase 7,500 shares of Common Stock on each one-year anniversary of the date that he or she is first elected to the Board of Directors, to an option to purchase 9,600 shares of Common Stock on each one-year anniversary of the date that he or she is first elected to the Board of Directors. The number of votes cast was as follows:

                                  Number of Shares
                                  ----------------
         For                         6,325,115
         Against                     1,080,153
         Abstain                       252,293
         Broker Non-Votes            4,302,835



3. The selection of KPMG Peat Marwick LLP as auditors for the fiscal year ending December 31, 1998 was ratified by the following vote:


         For                        11,881,820
         Against                        68,931
         Abstain                         9,645
         Broker Non-Votes                    0

Item 5. Other Information.

         The Company's By-Laws establish an advance notice procedure with regard to certain matters, including nominations of persons for election to the Board of Directors and the proposal of business to be considered by the stockholders entitled to vote at the next annual meeting of stockholders. In general, notice must be received, in writing, at the Company's principal executive offices not later than December 21, 1998 and not before November 21, 1998. Notice should be sent to the attention of the Secretary of the Company and must contain specified information concerning the matters to be brought before such meeting and concerning the stockholder proposing such matters. In order to curtail any controversy as to the date on which notice was received by the Company, it is suggested that proponents submit their notice by Certified Mail, Return Receipt Requested.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

                  Exhibit 11, Statement re: computation of per share earnings.

                  Exhibit 27, Financial Data Schedule

         (b) Reports on Form 8-K

                  No reports on Form 8-K were filed during the second quarter ended June 30, 1998.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            TranSwitch Corporation
                                            (Registrant)



Date: August 12, 1998                       /s/ Dr. Santanu Das
                                            ------------------------------------
                                            Dr. Santanu Das
                                            Chairman of the Board,
                                            President, Chief Executive Officer
                                            (Principal Executive Officer)



                                            /s/ Michael F. Stauff
                                            ------------------------------------
                                            Michael F. Stauff
                                            Senior Vice President and Chief
                                            Financial Officer and Treasurer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)