Form 10-Q
period 1998-09-30
TRANSWITCH CORP /DE
filed 1998-11-12
CIK 944739

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10 - Q


           [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                       or
           [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                           Telephone (203) 929-8810

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes       X      No  ____________
                                         -----------

COMMON STOCK, PAR VALUE $.001 PER SHARE, OUTSTANDING AT OCTOBER 30, 1998:
14,490,701 SHARES.

                             TRANSWITCH CORPORATION
                                     INDEX
                    For the quarter ended September 30, 1998



                                                             PAGE
                                                             ----

PART I.   FINANCIAL INFORMATION


   Item 1.   Financial Statements


     Consolidated Balance Sheets as of September 30, 1998
       and December 31, 1997                                    3

     Consolidated Statements of Operations for the Three and
       Nine Months Ended September 30, 1998 and 1997            4

     Consolidated Statements of Cash Flows for the Three and
       Nine Months Ended September 30, 1998 and 1997            5

     Notes to Unaudited Consolidated Financial Statements       6

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations       8


PART II.  OTHER INFORMATION

   Item 5.  Other Information                                   14

   Item 6.  Exhibits and Reports on Form 8-K                    14

   Signatures                                                   15

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

                            TRANSWITCH CORPORATION
                          CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)                                                 SEPTEMBER 30,          DECEMBER 31,
                                   ASSETS                                             1998                  1997
                                   ------                                             ----                  ----
CURRENT ASSETS:                                                                    (unaudited)
 Cash and cash equivalents                                                             $ 20,892              $ 20,508
 Short term investments                                                                   3,439                 1,110
 Accounts receivable, net                                                                 5,732                 4,528
 Inventories, net                                                                         6,166                 4,812
 Prepaid expenses and other current assets                                                  870                   815
                                                                                       --------              --------
   Total current assets                                                                  37,099                31,773

PROPERTY AND EQUIPMENT, NET                                                               4,928                 3,816
PRODUCT LICENSES, NET                                                                       976                 1,000
OTHER ASSETS                                                                                280                     -
                                                                                       --------              --------

                   TOTAL ASSETS                                                        $ 43,283              $ 36,589
                   ============                                                        ========              ========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                                      $  3,440              $  1,350
 Accrued liabilities                                                                      3,664                 3,708
 Product license fee payable, current portion                                               665                 1,067
                                                                                       --------              --------
   Total current liabilities                                                              7,769                 6,125

PRODUCT LICENSE FEE PAYABLE, LESS CURRENT PORTION                                             -                   303

STOCKHOLDERS' EQUITY:
 Preferred Stock, $.01 par value; authorized 1,000,000 shares;
  Convertible Preferred Stock, issued and outstanding; none at
  September 30, 1998 and 14,500 shares at December 31, 1997                                   -                14,357
 Common Stock, $.001 par value; authorized 25,000,000 shares;
  issued and outstanding; 14,315,104 shares at September 30, 1998,
  and 12,318,271 shares at December 31, 1997                                                 14                    12
 Additional paid in capital                                                              61,959                45,753
 Accumulated deficit                                                                    (26,459)              (29,961)
                                                                                       --------              --------
   Total stockholders' equity                                                            35,514                30,161
                                                                                       --------              --------

                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $43,283               $36,589
                   ==========================================                          ========              ========

See accompanying notes.

                            TRANSWITCH CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands, except per share data)

                                                           Three Months Ended                    Nine Months Ended
                                                              September 30,                         September 30,
                                                           ------------------                    -----------------
                                                          1998            1997                   1998          1997
                                                          ----            ----                   ----          ----
Revenues                                                 $12,264         $ 7,438                $30,477       $18,750

Cost of Revenues                                           4,537           2,828                 11,619         8,005

Gross Profit                                               7,727           4,610                 18,858        10,745
                                                       ---------       ---------              ---------       -------
Operating Expenses:
     Research and development                              2,887           2,227                  7,967         6,841
     Marketing and sales                                   2,420           1,796                  6,163         4,970
     General and administrative                              672             523                  1,825         1,608
                                                       ---------       ---------              ---------       -------
Total Operating Expenses                                   5,979           4,546                 15,955        13,419
                                                       ---------       ---------              ---------       -------
Operating Income (Loss)                                    1,748              64                  2,903        (2,674)

Interest Income, net                                         265             114                    763           368
                                                       ---------       ---------              ---------       -------

Income (Loss) before income taxes                          2,013             178                  3,666        (2,306)

Provision for income taxes                                    92             -                      164           -
                                                       ---------       ---------              ---------       -------

Net Income (Loss)                                        $ 1,921         $   178                $ 3,502       $(2,306)
                                                       =========       =========              =========       =======

Basic Earnings (Loss) per Common Share                   $  0.13         $  0.01                $  0.26       $ (0.19)

Weighted Average Number of
    Common Shares Outstanding                             14,267          12,184                 13,701        12,103
                                                       =========       =========              =========       =======

Diluted Earnings (Loss) per Common Share                 $  0.13         $  0.01                $  0.24       $ (0.19)

Weighted Average Number of
    Common Shares and Equivalents Outstanding             15,101          12,867                 14,579        12,103
                                                       =========       =========              =========       =======

See accompanying notes.

                            TRANSWITCH CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                         NINE MONTHS ENDED
                                                                           September 30,
                                                                           -------------
                                                                     1998               1997
                                                                     ----               ----
Cash flows from operating activities:
Net income (loss)                                                   $ 3,502            $(2,306)
 Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
   Depreciation and amortization                                      1,464              1,019
   Stock compensation expense                                           334                248
   Changes in assets and liabilities:
    (Increase) in accounts receivable                                (1,204)            (1,261)
    (Increase) in prepaids and other current assets                    (335)              (484)
    (Increase) in inventories                                        (1,354)            (1,511)
    Increase in accounts payable                                      2,090              1,225
    (Decrease) increase in accrued liabilities                          (45)             1,411
                                                                    -------            -------
     Total adjustments                                                  950                647
                                                                    -------            -------
     Net cash provided by (used in) operating activities              4,452             (1,659)
                                                                    -------            -------

Cash flows from investing activities:
 Capital expenditures and cost of product licenses                   (2,552)            (1,478)
 Purchase of short term investments                                  (4,424)            (7,505)
 Proceeds from sale of short term investments                         2,096             13,283
                                                                    -------            -------
     Net cash (used in) provided by investing activities             (4,880)             4,300
                                                                    -------            -------

Cash flows from financing activities:
 Proceeds from the exercise of stock options and warrants             1,592                473
 Payment of issuance costs for convertible preferred stock              (75)                 -
 Payments on product license obligations                               (705)              (691)
                                                                    -------            -------
     Net cash provided by (used in) financing activities                812               (218)
                                                                    -------            -------


Increase in cash and cash equivalents                                   384              2,423
Cash and cash equivalents at beginning of period                     20,508              3,911
                                                                    -------            -------

Cash and cash equivalents at end of period                          $20,892            $ 6,334
                                                                    =======            =======
Supplemental disclosure of cash flows information:
     Cash paid for interest                                         $    68            $     5

See accompanying notes.

                             TRANSWITCH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the third quarter ended September 30, 1998
                                  (unaudited)

Note 1.  Interim Financial Statements
-------------------------------------

     The accompanying unaudited consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The financial statements are prepared on a consistent basis with and should be read in conjunction with the statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998.

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

Note 2.  Inventories
--------------------

     Inventories are carried at the lower of cost (on a first in, first out basis) or estimated net realizable value. Inventories are summarized as follows (in thousands):

                       September 30, 1998           December 31, 1997
                       ------------------           -----------------
Raw Materials                 $1,191                     $1,086
Work in Process                1,137                      1,654
Finished Goods                 3,838                      2,072
                              ------                     ------
   Total Inventories          $6,166                     $4,812
                              ======                     ======


Note 3. Comprehensive Income
----------------------------

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that companies disclose comprehensive income, which includes net income, foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available for sale. For the Company, comprehensive income is the same as net income (loss).

(continued)

Note 4.  Consolidated Statement of Stockholders' Equity
-------------------------------------------------------

     (in thousands, except share data)

                                                                                      Convertible   Additional
                                                             Common        Stock       Preferred     Paid-in    Accumulated
                                                             Shares        Amount        Stock       Capital      Deficit    Total
                                                          ------------  ------------  -----------  ------------  ---------  -------
BALANCE AT DECEMBER 31, 1997                                12,318,271         $ 12      $14,357       $45,753   ($29,961)  $30,161

Shares of common stock issued upon exercise of stock
 options                                                       133,355            -                        294          -       294

Deemed dividend on convertible preferred stock                       -            -          143          (143)         -         -

Issuance cost of convertible preferred stock                                      -                        (55)         -       (55)

Shares of common stock issued upon conversion of
 preferred stock                                               846,267            1       (6,750)        6,749          -         -

Compensation related to issuance of stock options                    -            -                        181          -       181

Net income                                                           -            -            -             -        561       561
                                                            ----------  -----------      -------       -------   --------   -------

Balance at March 31, 1998                                   13,297,893         $ 13      $ 7,750       $52,779   ($29,400)  $31,142

Shares of common stock issued upon exercise of stock
 options                                                       160,785            -                        606          -       606

Issuance cost of convertible preferred stock                                      -                        (20)         -       (20)

Shares of common stock issued upon conversion of
 preferred stock                                               212,664            1       (2,250)        2,249          -         -

Compensation related to issuance of stock options                    -            -            -            69          -        69

Net income                                                           -            -            -             -      1,020     1,020
                                                            ----------  -----------      -------       -------   --------   -------

Balance at June 30, 1998                                    13,671,342         $ 14      $ 5,500       $55,683   ($28,380)  $32,817

Shares of common stock issued upon exercise of stock
 options                                                       123,918            -                        692          -       692

Shares of common stock issued upon conversion of
 preferred stock                                               519,844            -       (5,500)        5,500          -         -

Compensation related to issuance of stock options                    -            -            -            84          -        84

Net income                                                           -            -            -             -      1,921     1,921
                                                            ----------  -----------      -------       -------   --------   -------

BALANCE AT SEPTEMBER 30, 1998                               14,315,104         $ 14            -       $61,959   ($26,459)  $35,514
                                                            ==========  ===========      =======       =======   ========   =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

     TranSwitch Corporation, a Delaware corporation ("TranSwitch" or the "Company") was organized and commenced operations in April 1988. Since its incorporation, the Company has designed, sourced and marketed highly integrated digital and mixed-signal semiconductor solutions for the telecommunications and data communications markets. The Company's customers are the original equipment manufacturers (OEM's) who serve three communications market segments: worldwide public network infrastructure, including cable television (CATV); internet infrastructure and corporate wide area networks (WAN). The Company's products are generally incorporated into OEM's products at the design stage, which often requires significant expenditures by the Company well in advance of substantial orders from the customer.

     The Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, the Company's results of operations may fluctuate from period to period in the future.

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

REVENUE

     The Company derives its revenues from product sales. Total revenues for the quarter ended September 30, 1998 were $12.3 million, representing a 66% increase over the $7.4 million recorded in the prior year comparable period. Total revenues for the nine months ended September 30, 1998 were $30.5 million, an increase of 62% over the $18.8 million for the nine months ended September 30, 1997. The increase in revenue in the quarter and for nine months is primarily attributable to the increase in the revenue of the SONET/SDH and ATM product lines.

GROSS PROFIT

     Gross profit was $7.7 million for the quarter ended September 30, 1998 compared to $4.6 million in the corresponding period of the prior year. Gross profit for nine months ended September 30, 1998 was $18.9 million compared to $10.7 million for the same period in 1997. Gross margin was 63.0% for the quarter ended September 30, 1998 as compared to 62.0% for the quarter ended September 30, 1997; gross margin for the nine months ended September 30, 1998 was 61.9% compared to 57.3% for the same period a year ago. The increase in gross profit and margin is principally the results of improved costs from the Company's vendors achieved as higher volumes of products were purchased by the Company.

RESEARCH AND DEVELOPMENT

     Research and development expenses were 23.5% of total revenues for the quarter ended September 30, 1998 compared to 29.9% of total revenues for the quarter ended September 30, 1997; total spending increased 29.6% to $2.9 million for the quarter ended September 30, 1998 as compared to $2.2 million for the quarter ended September 30, 1997. In the nine month period ended September 30, 1998, research and development expenses were 26.1% of revenues as compared to 36.5% for the same period a year ago; spending in the nine months ended September 30, 1998 was $8.0 million, representing a 17.6% increase over the $6.8 million for the comparable period a year ago. The increases in period-over-period expense were the result of the Company's continued investment in research and development activities. The decreases as a percentage of total revenues in the quarter and year-to-date were attributable to the growth in revenues from the comparable periods in the prior year.

MARKETING AND SALES

     Marketing and sales expenses were 19.7% of total revenues for the quarter ended September 30, 1998 compared to 24.1% for the quarter ended September 30, 1997. The marketing and sales expenses increased 33.3% to $2.4 million for the quarter ended September 30, 1998 compared to $1.8 million for the quarter ended September 30, 1997. In the nine month period ended September 30, 1998, marketing and sales expenses were 20.2% of total revenues compared to 26.5% for the same period in 1997. Total spending increased 24.0% to $6.2 million for the nine month period ended September 30, 1998 as compared to $5.0 million in the comparable period in 1997. The increases in spending were primarily the result of the increase in marketing and sales personnel and expansion of the Company's distribution network as part of the Company's continued investment in its marketing and sales infrastructure. The decreases as a percentage of total revenues in the quarter and year-to-date were attributable to the growth from revenues in the comparable periods in the prior year.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the quarter ended September 30, 1998 increased to $672 thousand from $523 thousand for the same quarter in the prior year, and as a percentage of total revenues decreased to 5.5% for the quarter ended September 30, 1998 compared to 7.0% for the quarter ended September 30, 1997. The total spending for the nine month period ended September 30, 1998 increased 13.4% to $1.8 million as compared to $1.6 million for the comparable period in 1997, and as a percentage of total revenues decreased to 6.0% for the nine months ended September 30, 1998 as compared to the 8.6% for the comparable period a year ago. The increases in period-over-period expense were the result of the Company's continued investment in the general and administrative area. The decreases as a percentage of total revenues in the quarter and year-to-date were attributable to the growth in revenues from the comparable periods in the prior year.

INTEREST INCOME, NET

     Interest income, net of interest expense, was $265 thousand in the quarter ended September 30, 1998 compared to $114 thousand in the corresponding period in 1997 and for the nine month period was $763 thousand in 1998 as compared to $368 thousand in the same period in 1997. The increases in interest income, net were primarily the result of the increase in cash balances between the two periods.

INCOME TAXES

     The Company's effective tax rate was 4.5 percent in the first nine months of 1998, which reflects the anticipated federal alternative minimum taxes and states taxes estimated to be payable.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June, 1998 the Financial Accounting Standards Board issued Statement of Financial Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 133 requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company does not expect this statement to have a material impact on its financial position or results of operations. This Statement is effective for fiscal years beginning after June 15, 1999. The Company expects to adopt this accounting standard beginning January 1, 2000.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations and met its capital requirements since it was incorporated in 1988 primarily through private placements of preferred stock, borrowings from a working capital line and equipment financing from Silicon Valley Bank, an initial public offering of its common stock in June 1995 and cash generated from its operations. In October 1997, the Company received net cash proceeds of $13.7 million in connection with a private placement of its Series A Convertible Preferred Stock, all such shares have been converted into shares of Common Stock as of September 30, 1998.

     In the first nine months of 1998, the Company generated $4.5 million of cash from its operating activities, the result of a net income of $3.5 million and non-cash items of $1.8 million, offset by a net increase in working capital of $.8 million. Capital expenditures during this period totaled $2.6 million, including purchases of computer equipment, tooling, software and product licenses.

     The Company's principal sources of liquidity as of September 30, 1998 consisted of cash and cash equivalents and short term investments of approximately $24.3 million. In addition, in the quarter ended September 30, 1998, the Company renewed its financing agreement with Silicon Valley bank whereby the Company has a total credit facility of $10.0 million, consisting of a $2 million line of credit for capital equipment and a $8 million line of credit for working capital purposes. As of September 30, 1998, the Company had no outstanding balances under these lines of credit. Pursuant to the working capital and equipment financing agreements with Silicon Valley Bank, the Company is restricted from further pledging its assets or granting additional security interests in such assets. The Company believes its existing cash, the cash flow from operations, if any, and cash available under its lines of credit will be sufficient to satisfy the Company's cash needs for at least the next 12 months. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner, or if so required, that such capital will be available on terms favorable or acceptable to the Company, if at all.

YEAR 2000

Many currently installed computer systems and software products are dependent upon internal calendars coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21/st/ century dates from 20/th/ century dates. Computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

In the fourth quarter of 1997, the Company established a Year 2000 committee (the "Committee"), chaired by the Company's Senior Vice President and Chief Financial Officer, to assess the effects of the Year 2000 issue on the Company's operations and to remediate such effects as necessary. The Committee focuses on Year 2000 readiness of both the Company's internal systems and the Company's key outside suppliers, financial institutions and other business partners.

To assess the Company's internal readiness, the Committee has examined and tested the Company's current hardware and software to identify systems with inherent Year 2000 problems. No hardware performing critical functions has been found to have such problems. Although isolated hardware performing non-critical functions has been found to have Year 2000 problems, these problems were not judged likely to have a material impact on the Company's operations. As a result, such non-critical hardware will not be replaced.

None of the Company's current products utilize internal calendars that are dependent upon the input of a specific date. As a result, all of the Company's current products are inherently Year 2000 compliant.

Moreover, the Committee has obtained certificates from its software vendors to the effect that all the Company's key software systems, including its MRP, order entry and customer service systems, are Year 2000 compliant. The Committee has tested certain key software systems independently for Year 2000 functionality as well.

To assess the Year 2000 readiness of the Company's key outside suppliers, financial institutions and other business partners, the Committee has requested a certification from each that it has resolved any Year 2000 issues that might have a material impact on the Company's operations. To date, approximately half of such parties have so certified.

Currently, the Committee estimates that total expenditures to assess and remedy Year 2000 issue will be less than $50,000, plus staff time. All expenditures will be expensed as occurred and are not expected to have a material impact on the Company's results of operations.

Based on Committee's assessment to date, the Company believes that it will not experience any material disruption in its operations as a result of Year 2000 issues. However, if certain critical service providers, such as those providing electricity, water or telephone service, experience difficulties resulting in disruption of service to the Company, or to its key outside suppliers, financial institutions or other business partners, a shutdown of the Company's operations could occur for the duration of the disruption. At present, the Committee has not developed contingency plans, but the Committee will determine whether to develop any such plans as its assessment is completed. Accordingly, there can be no assurance that Year 2000 issues will not have a material adverse effect on the Company's business, results of operations or financial results.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company does not provide financial performance forecasts. The forward looking statements in this Form 10-Q and presented elsewhere by management from time to time are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. The Company's operating results and financial condition have varied and may vary in the future significantly depending on a number of factors and involve risks and uncertainties that could materially adversely affect revenues and profitability, including: competitive pressures on selling prices; the timing and cancellation of customers' orders; the timing and provision of pricing protections and returns from certain distributors; availability of foundry capacity and raw materials; fluctuations in yields; changes in product mix; the Company's ability to introduce new products and technologies on a timely basis; introduction of products and technologies by the Company's competitors; market acceptance of the Company's and its competitors' products; the level of orders received which can be shipped in a quarter; the amount and timing of recognition of non-recurring engineering revenue; the timing of investments in research and development, including tooling expenses associated with product development and pre-production; and whether the Company's customers buy directly from the Company or a distributor. Sudden shortages of raw materials or production capacity constraints can lead producers to allocate available supplies or capacity to customers with resources greater than those of the Company, which could interrupt the Company's ability to meet its production obligations. Historically, average selling prices in the semiconductor industry have decreased over the life of a product, and as a result, the average selling prices of the Company's products may be subject to significant pricing pressures in the future. The Company's business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Due to the absence of a substantial noncancellable backlog, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The Company derives a significant portion of its revenue from foreign sales, which are subject to a number of risks including unforseen changes in regulatory requirements, exchange rates, tariffs and other instability. In particular, Japan, Korea and other Asian countries have recently experienced significant economic turmoil. There can be no assurance that this period of Asian economic turmoil will not result in reduced sales by the Company's customers in Asia with a concomitant reduction in such customers' orders for the Company's products, increase price competition, restrictions of the transfer of funds overseas, employee turnover, labor unrest, the reversal of current policies encouraging foreign investment and trade of other domestic Asian economic problems. Because the Company is continuing to increase its operating expenses for personnel and new product development and for inventory in anticipation of future sales levels, operating results would be adversely affected if increased sales are not achieved. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls. From time to time, in response to anticipated long lead times to obtain inventory and materials from its foundries, the Company may order in advance of anticipated customer demand, which might result in excess inventory levels if expected orders fail to materialize or other factors render the customer's products less marketable. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results and stock price.

Item 5. Other Information.

     The Company's By-Laws establish an advance notice procedure with regard to certain matters, including nominations of persons for election to the Board of Directors and the proposal of business to be considered by the stockholders entitled to vote at the next annual meeting of stockholders. In general for the annual meeting to be held in 1999, notice must be received, in writing, at the Company's principal executive offices not later than December 21, 1998 and not before November 21, 1998. Notice should be sent to the attention of the Secretary of the Company and must contain specified information concerning the matters to be brought before such meeting and concerning the stockholder proposing such matters. In order to curtail any controversy as to the date on which notice was received by the Company, it is suggested that proponents submit their notice by Certified Mail, Return Receipt Requested.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

               Exhibit 11, Statement re: computation of per share earnings.

               Exhibit 27, Financial Data Schedule

     (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the third quarter ended September 30, 1998.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TranSwitch Corporation
                                        (Registrant)



Date: November 10, 1998                    /s/ Dr. Santanu Das
                                        ----------------------------------------
                                        Dr. Santanu Das
                                        Chairman of the Board,
                                        President, Chief Executive Officer
                                        (Principal Executive Officer)



                                            /s/ Michael F. Stauff
                                        ----------------------------------------
                                        Michael F. Stauff
                                        Senior Vice President and Chief
                                        Financial Officer and Treasurer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)