Form 10-Q
period 1999-03-31
TRANSWITCH CORP /DE
filed 1999-05-11
CIK 944739

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10 - Q

          [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       or
          [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                           Telephone (203) 929-8810

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes       X      No  ____________
                                        ------------

COMMON STOCK, PAR VALUE $.001 PER SHARE, OUTSTANDING AT APRIL 30, 1999:
16,891,306 SHARES.

                              PAGE 1 OF 16
                                   -    --

                            TRANSWITCH CORPORATION
                                     INDEX
                     For the quarter ended March 31, 1999


                                                                               PAGE
                                                                               ----
PART I.   FINANCIAL INFORMATION


   Item 1.  Financial Statements (Unaudited)


           Consolidated Balance Sheets as of March 31, 1999
            and December 31, 1998                                                3

           Consolidated Statements of Operations for the Three
            Months Ended March 31, 1999 and 1998                                 4

           Consolidated Statements of Cash Flows for the Three
            Months Ended March 31, 1999 and 1998                                 5

           Notes to Consolidated Financial Statements                            6

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                        8


PART II.  OTHER INFORMATION

   Item 5.  Other Information                                                   15

   Item 6.  Exhibits and Reports on Form 8-K                                    15

   Signatures                                                                   16

PAGE 2 OF 16
     -    --

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                            TRANSWITCH CORPORATION
                          CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)                                                MARCH 31,          DECEMBER 31,
                                  ASSETS                                            1999                1998
                            -----------------                               ------------------   ------------------
CURRENT ASSETS:                                                                 (unaudited)
 Cash and cash equivalents                                                            $ 73,645             $ 24,243
 Short term investments                                                                 21,114                2,953
 Accounts receivable, net                                                                9,515                7,624
 Inventories, net                                                                        6,149                5,476
 Prepaid expenses and other current assets                                               1,562                  917
                                                                            ------------------   ------------------
  Total current assets                                                                 111,985               41,213

PROPERTY AND EQUIPMENT, NET                                                              6,219                5,143
PRODUCT LICENSES, NET                                                                    1,048                1,142
OTHER ASSETS                                                                               535                  311
                                                                            ------------------   ------------------

          TOTAL ASSETS                                                                $119,787             $ 47,809
          ============                                                      ==================   ==================
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                                     $  3,150             $  2,858
 Accrued expenses and other liabilities                                                  4,023                4,294
 Product license fee payable, current portion                                                -                  303
                                                                            ------------------   ------------------
  Total current liabilities                                                              7,173                7,455

STOCKHOLDERS' EQUITY:
 Common Stock, $.001 par value; authorized 25,000,000 shares;
 issued and outstanding 16,829,727 shares at March 31, 1999;
 and 14,678,531 at shares December 31, 1998                                                 17                   15
 Additional paid in capital                                                            133,431               64,297
 Accumulated deficit                                                                   (20,834)             (23,958)
                                                                            ------------------   ------------------
  Total Stockholders' Equity                                                           112,614               40,354
                                                                            ------------------   ------------------

          Total Liabilities and Stockholders' Equity                                  $119,787             $ 47,809
          ==========================================                        ==================   ==================


See accompanying notes to unaudited consolidated financial statements.

PAGE 3 OF 16
     -    --

                            TRANSWITCH CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands, except per share data)

                                                                  THREE MONTHS
                                                                      ENDED
                                                                    MARCH 31,
                                                                    ---------
                                                             1999              1998
                                                             ----              ----
NET REVENUES                                                $14,461           $ 8,606

COST OF REVENUES                                              5,222             3,354
                                                            -------           -------
GROSS PROFIT                                                  9,239             5,252

OPERATING EXPENSES:
     Research and development                                 3,131             2,543
     Marketing and sales                                      2,637             1,818
     General and administrative                                 719               564
                                                            -------           -------
TOTAL OPERATING EXPENSES                                      6,487             4,925
                                                            -------           -------
OPERATING INCOME                                              2,752               327

INTEREST INCOME, NET                                            532               234
                                                            -------           -------
INCOME BEFORE INCOME TAXES                                  $ 3,284           $   561

PROVISION FOR INCOME TAXES                                      160                 -
                                                            -------           -------

NET INCOME                                                  $ 3,124           $   561
                                                            =======           =======

BASIC EARNINGS PER COMMON SHARE                             $  0.19           $  0.04

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                               16,068            13,270
                                                            =======           =======

DILUTED EARNINGS PER COMMON SHARE                           $  0.18           $  0.04

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES AND EQUIVALENTS OUTSTANDING               17,265            14,610
                                                            =======           =======

See accompaning notes to unaudited consolidated financial statements.

PAGE 4 OF 16
     -    --

                            TRANSWITCH CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                       ------------------------------------
                                                                                             1999               1998
                                                                                       ----------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                     $  3,124            $   561
 Adjustments to reconcile net income to
  net cash used in operating activities:
   Depreciation and amortization                                                                    656                551
   Stock compensation expense                                                                        33                181

Changes in assets and liabilities:
    (Increase) in accounts receivable                                                            (1,891)            (1,031)
    (Increase) decrease in prepaids and other current assets                                       (869)                72
    (Increase) in inventories                                                                      (673)              (624)

    Increase in accounts payable                                                                    292                766
    (Decrease) in accrued liabilities                                                              (271)              (857)
                                                                                       ----------------     --------------
     Total adjustments                                                                           (2,723)              (942)
                                                                                       ----------------     --------------
     Net cash provided by (used in) operating activities                                            401               (381)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures and purchase of product licenses                                           (1,638)              (254)
 Purchase of short term investments                                                             (21,114)                 -
 Proceeds from maturities of short term investments                                               2,953                  -
                                                                                       ----------------     --------------
     Net cash (used in) investing activities                                                    (19,799)              (254)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from the exercise of stock options and warrants                                           922                239
 Proceeds from the issuance of common stock, net of issuance cost                                68,181                  -
 Payments on product license obligations                                                           (303)              (208)
                                                                                       ----------------     --------------
     Net cash provided by financing activities                                                   68,800                 31

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                 49,402               (604)
                                                                                       ----------------     --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 24,243             20,508

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $ 73,645            $19,904
                                                                                       ================     ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
 Cash paid for interest                                                                        $     23            $    46

See accompanying notes to unaudited consolidated financial statements.

PAGE  5 OF  16
      -     --

                            TRANSWITCH CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     For the quarter ended March 31, 1999

Note 1.  Interim Financial Statements
-------------------------------------

         The accompanying unaudited consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The financial statements are prepared on a consistent basis with and should be read in conjunction with the statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission on March 26, 1999.

         In the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation for such periods. The results of operations for any interim period are not necessarily indicative of the results that may be achieved for the entire fiscal year ending December 31, 1999.

Note 2.  Inventories
--------------------

         Inventories are carried at the lower of cost (on a first in, first out basis) or estimated net realizable value. Inventories are summarized as follows (in thousands):

                               March 31, 1999                 December 31, 1998
                               --------------                 -----------------
Raw Materials                    $    1,059                     $        947
Work in Process                       1,208                              809
Finished Goods                        3,882                            3,720
                                      -----                            -----
   Total Inventories             $    6,149                     $      5,476
                                 ==========                     ============

Note 3.  Consolidated Statement of Stockholders' Equity
-------------------------------------------------------

PAGE 6 OF 16
     -    --

         (in thousands, except share data)

                                                                                              Additional
                                                                         Common Stock           Paid-in      Accumulated
                                                                     Shares        Amount       Capital        Deficit        Total
                                                                     ------        ------       -------        -------        -----
BALANCE AT DECEMBER 31, 1998                                       14,678,531        $15        $64,297       ($23,958)      $40,354

Shares of common stock issued upon exercise of stock options          196,196         -             922                          922

Common stock issued in follow on public offering                    1,955,000         2          68,179              -        68,181

Compensation related to issuance of stock options                           -         -              33                           33

Net income                                                                  -         -               -          3,124         3,124
                                                                   ----------       ---        --------       --------      --------

BALANCE AT MARCH 31, 1999                                          16,829,727       $17        $133,431       $(20,834)     $112,614
=========================                                          ==========       ===        ========       ========      ========

PAGE 7 OF 16
     -    --

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

         TranSwitch Corporation, a Delaware corporation established in April 1988 ("TranSwitch" or the "Company"), designs, develops, markets and supports highly integrated digital and mixed-signal (analog and digital) semiconductor solutions for the telecommunications and data communications markets. The Company's customers are original equipment manufacturers (OEMs) who serve three communications market segments: worldwide public network infrastructure that supports voice and data communications, internet infrastructure and corporate wide area networks (WAN).

         The Company's products are Very Large Scale Integrated (VLSI) semiconductor devices that provide core functionality for communications network equipment. The Company's VLSI solutions are programmable to provide high levels of functionality for high-speed broadband communication networks. These products are incorporated into OEM's networking equipment. TranSwitch's VLSI devices are compliant with SONET/SDH (Synchronous Optical Network/Synchronous Digital Hierarchy), asynchronous and ATM (Asynchronous Transfer Mode) standards. The Company's mixed-signal and digital design capability, together with its telecommunications systems expertise, enables it to determine and implement optimal combinations of design elements for enhanced functionality. The Company believes that this approach allows its customers to achieve faster time to market and to introduce systems that offer greater functionality, improved performance, lower power dissipation, reduced system size and cost and greater reliability relative to discreet solutions.

         The Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, the Company's results of operations may fluctuate from period to period in the future.

THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

REVENUE

         The Company derives its revenues from product sales. Total revenues for the quarter ended March 31, 1999 were $14.5 million, representing a 68% increase over the $8.6 million recorded in the prior year comparable period. The increase in revenue in the quarter is attributable to the increase in the revenue across all three of its product lines, SONET/SDH, Asynchronous and ATM.

GROSS PROFIT

         Gross profit was $9.2 million for the quarter ended March 31, 1999 compared to $5.3 million

PAGE 8 OF 16
     -    --
in the corresponding period of the prior year. Gross margin was 63.9% for the quarter ended March 31, 1999, compared to 61.0% for the quarter ended March 31, 1998. The increase in gross profit and margin is principally the result of lower costs resulting from improved pricing from the Company's vendors achieved as higher volumes of products were purchased by the Company.

RESEARCH AND DEVELOPMENT

         Research and development expenses were 21.6% of total revenues for the quarter ended March 31, 1999, compared to 29.5% of total revenues for the quarter ended March 31, 1998; total spending increased 23.1% to $3.1 million for the quarter ended March 31, 1999, compared to $2.5 million for the quarter ended March 31, 1998. The increases in period-over-period expense were the result of the Company's continued investment in research and development activities. The decrease as a percentage of total revenues in the quarter was attributable to the growth in revenues from the comparable period in the prior year.

MARKETING AND SALES

         Marketing and sales expenses were 18.2% of total revenues for the quarter ended March 31, 1999 compared to 21.1% for the quarter ended March 31, 1998. Marketing and sales expenses increased 45.0% to $2.6 million for the quarter ended March 31, 1999, compared to $1.8 million for the quarter ended March 31, 1998. The increases in spending were primarily the result of the increase in marketing and sales personnel, expansion of the Company's distribution network as part of the Company's continued investment in its marketing and sales infrastructure and increased commissions paid to manufacturer's representatives attributed to the higher sales volumes. The decrease as a percentage of total revenues in the quarter was attributable to the growth in revenues in the comparable period in the prior year.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses for the quarter ended March 31, 1999 increased to $719 thousand from $564 thousand for the same quarter in the prior year, and as a percentage of total revenues decreased to 5.0% for the quarter ended March 31, 1999, compared to 6.6% for the quarter ended March 31, 1998. The increases in period-over-period expense were the result of the Company's continued investment in the general and administrative area. The decrease as a percentage of total revenues in the quarter was attributable to the growth in revenues from the comparable period in the prior year.

INTEREST INCOME, NET

         Interest income, net of interest expense, was $532 thousand in the quarter ended March 31, 1999, compared to $234 thousand in the corresponding period in 1998. The increase in interest income, net of interest expense was primarily the result of the increase in cash balances between the two periods, mainly due to the follow on public offering of the Company's common stock that was

PAGE 9 OF 16
     -    --
completed in February and March 1999.

INCOME TAXES

         The Company has existing net operating loss carry forwards that offset federal taxes and accordingly, the Company's effective tax rate of 4.9 percent in the first three months of 1999, reflects estimated federal alternative minimum tax and states taxes to be payable.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations and met its capital requirements since it was incorporated in 1988 primarily through private placements of preferred stock (all such shares had been converted into shares of Common Stock as of September 30, 1998), the borrowings from a working capital line and equipment financing from Silicon Valley Bank, public offerings of its common stock and cash generated from its operations. On February 9, 1999 and March 16, 1999, the Company completed a follow-on public offering and raised $68.2 million, net of commissions, and issued 1,955,000 shares of its common stock.

         The Company's principal sources of liquidity as of March 31, 1999 consisted of $94.8 million in cash, cash equivalents and short-term investments and $10.0 million available under the Company's working capital line of credit and equipment line of credit provided by Silicon Valley Bank. As of March 31, 1999, the Company had no outstanding balance under these lines of credit. Pursuant to the working capital and equipment financing agreements with Silicon Valley Bank, the Company is restricted from further pledging its assets or granting additional security interests in such assets.

         In the first three months of 1999, the Company generated $401 thousand of cash from its operating activities, the result of a net income of $3.1 million adjusted for non-cash items of $689 thousand, offset by a net increase in working capital of $3.4 million. Capital expenditures during this period totaled $1.6 million, including purchases of computer equipment and software.

         The Company believes that its existing cash resources and cash generated from operations, will fund necessary purchases of capital equipment and provide adequate working capital through the end of 1999. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms favorable or acceptable to the Company, if at all.


YEAR 2000

         Many currently installed computer systems and software products are dependent upon internal calendars coded to accept only two digit entries in the date code field. These date code fields

PAGE 10 OF 16
     --    --
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

         To assess TranSwitch's internal readiness, the Committee has examined and tested the Company's current hardware and software to identify systems with inherent Year 2000 problems. No hardware performing critical functions have been found to have such problems. Although isolated hardware performing non-critical functions has been found to have Year 2000 problems, these problems were not judged likely to have a material impact on operations. As a result, such non-critical hardware will not be replaced.

         Moreover, the Committee has obtained certificates from its software vendors to the effect that all of TranSwitch's key software systems, including its MRP, order entry and customer services systems, are free of Year 2000 problems. The Committee has tested certain key software systems independently for Year 2000 functionality as well.

         To assess the Year 2000 readiness of TranSwitch's key outside suppliers, financial institutions and other business partners, the Committee has requested certification from each that it has resolved any Year 2000 issues that might have a material impact on operations. To date, 100% of its semiconductor foundries and financial institutions and over half of all other such parties have so certified.

         Currently, the Committee estimates that total expenditures to assess and remedy Year 2000 issues will be less than $75,000, plus staff time. All expenditures will be expensed when they occur and are not expected to have a material impact on results of operations. The Committee does not believe that other information technology projects will be delayed or otherwise materially affected by our Year 2000 efforts.

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

PAGE 11 OF 16
     --    --
to its key outside suppliers or customers, customer orders could decline or the Company's operations could shut down for as long as the failure or failures persist. The Committee has developed various contingency plans and will continue to develop plans for contingencies as the needs are identified. Accordingly, the Company cannot be certain the Year 2000 issues will not have a material adverse effect on TranSwitch's business, results of operation or financial results.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         From time to time, information provided by the Company, statements made by its employees, or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are not historical facts, so-called "forward-looking statements," which involve risks and uncertainties. Such forward-looking statements are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

Potential Fluctuations in Operating Results. The Company's quarterly and annual operating revenues, expenses and operating results may fluctuate due to a number of factors including:

         -the timing and cancellation of customer orders;

         -market acceptance of the Company's and customers' products;

         -competitive pressures on selling prices; and

         -general economic conditions.

Management of Growth and Dependence on Key Personnel. TranSwitch must attract and retain highly qualified and well-trained personnel, including senior managers. Competition for such employees is intense, and it may become increasingly difficult for the Company to hire and retain such personnel.

TranSwitch Depends on a Few Outside Fabrication Facilities. The Company does not own or operate a Very Large Scale Integrated (VLSI) circuit fabrication facility, and depends upon four foundries for most of its semiconductor device requirements. The Company cannot be certain that it will be able to renew or maintain contracts with these foundries on terms as favorable as current contract terms. There are other significant risks associated with reliance on a few outside foundries, including:

         -the lack of assured semiconductor wafer supply and control over delivery schedules;

PAGE 12 OF 16
     --    --

         -the unavailability of, or delays in obtaining access to, key process technologies; and

         -limited control over quality assurance, manufacturing yields and production costs.

Dependence on Telecommunications, Internet and Data Communications Markets. The Company derives virtually all of its product revenues from sales of products for the telecommunications, Internet and data communications markets, which are characterized by intense competition, rapid technological change and short product life cycles. Although the telecommunications, Internet and data communications equipment markets have grown rapidly in the last few years, they may not continue to grow, or a significant slowdown in these markets may occur.

Dependence on New Products; Risk of Product Development Delays. The development of new VLSI devices is highly complex, and from time to time, the Company has experienced delays in completing the development of new products.

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

TranSwitch's Success Depends on Intellectual Property. The Company's success depends in part on its ability to obtain patents and licenses and to preserve other intellectual property rights covering its products and development and testing tools. The Company cannot ensure that:

         -patents be will issued from currently pending or future applications;

         -its existing patents or any new patents will be sufficient in scope or strength to provide meaningful protection or any commercial advantage;

         -foreign intellectual property laws will protect the Company's intellectual property rights; or

         -others will not independently develop similar products, duplicate the Company's products or design around any patents issued to the Company.

         In addition, the Company may be unknowingly infringing on the proprietary rights of others and may be liable for that infringement, which could result in significant liability.

Competition. The semiconductor industry is intensely competitive and is characterized by factors likely to result in pricing pressures on the Company's products.

Foreign Sales. TranSwitch expects foreign sales to continue to account for a significant percentage of revenues. A significant portion of total revenues therefore will be subject to risks associated with foreign sales. In particular, sales to Pacific Rim countries may be impacted by the current financial

PAGE 13 OF 16
     --    --
instability plaguing these nations.

The Semiconductor Industry. TranSwitch provides semiconductor devices to telecommunications and data communications OEMs. The semiconductor industry is highly cyclical and has been subject to significant economic downturns at various times.

PAGE 14 OF 16
     --    --

Item 5. Other Information.

         The Company's By-Laws establish an advance notice procedure with regard to certain matters, including nominations of persons for election to the Board of Directors and the proposal of business to be considered by the stockholders entitled to vote at the next annual meeting of stockholders. In general for the annual meeting to be held in 2000, notice must be received, in writing, at the Company's principal executive offices not later than December 21, 1999 and not before November 21, 1999. Notice should be sent to the attention of the Secretary of the Company and must contain specified information concerning the matters to be brought before such meeting and concerning the stockholder proposing such matters. In order to curtail any controversy as to the date on which notice was received by the Company, it is suggested that proponents submit their notice by Certified Mail, Return Receipt Requested.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

                  Exhibit 10, Underwriting Agreement by and between the company and BancBoston Robertson Stephens, Inc., NationsBanc Montgomery Securities LLC and Advest, Inc. as representatives of the several underwriters, dated as of February 7,1999

                  Exhibit 11, Statement re: computation of per share earnings.

                  Exhibit 27, Financial Data Schedule

         (b) Reports on Form 8-K

                  On January 21, 1999 the Company filed a Form 8-K, as amended by Form 8-KA filed on January 28, 1999 reporting its unaudited financial results for the fourth quarter and the fiscal year ended December 31, 1998.

PAGE 15 OF 16
     --    --

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 TranSwitch Corporation
                                 (Registrant)



Date: May 11, 1999                     /s/ Dr. Santanu Das
                                 ------------------------------------------
                                 Dr. Santanu Das
                                 Chairman of the Board,
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)



                                        /s/ Michael F. Stauff
                                 ------------------------------------------
                                 Michael F. Stauff
                                 Senior Vice President and Chief
                                 Financial Officer and Treasurer
                                 (Principal Financial Officer and
                                 Principal Accounting Officer)

PAGE 16 OF 16
     --    --