Form 10-Q
period 1999-06-30
TRANSWITCH CORP /DE
filed 1999-08-11
CIK 944739

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q


          [ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       or
          [   ]  Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

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

COMMON STOCK, PAR VALUE $.001 PER SHARE, OUTSTANDING AT JULY 31, 1999:
25,743,489 SHARES.

                             TRANSWITCH CORPORATION
                                    FORM 10-Q
                                  June 30, 1999



TABLE OF CONTENTS
-----------------
                                                                  PAGE
                                                                  ----


PART I.   FINANCIAL INFORMATION


 Item 1.   Financial Statements (Unaudited)


     Consolidated Balance Sheets as of June 30, 1999
        and December 31, 1998                                      3

     Consolidated Statements of Operations for the Three and
      Six Months Ended June 30, 1999 and 1998                      4

     Consolidated Statements of Cash Flows for the Three and
      Six Months Ended June 30, 1999 and 1998                      5

     Notes to Consolidated Financial Statements                    6

 Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations              8


PART II.  OTHER INFORMATION

 Item 5.  Other Information                                       15

 Item 6.  Exhibits and Reports on Form 8-K                        17

 Signatures                                                       18

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

                            TranSwitch Corporation
                          Consolidated Balance Sheets
                      (in thousands, except share data)




                                                                         June 30,      December 31,
                                    Assets                                 1999            1998
                                    ------                                 ----            ----

Current assets:                                                         (unaudited)
     Cash and cash equivalents                                          $  39,654       $  24,243
     Short term investments                                                63,924           2,953
     Accounts receivable, net                                               8,772           7,624
     Inventories, net                                                       4,255           5,476
     Prepaid expenses and other current assets                              1,759             917
                                                                        ---------       ---------
          Total current assets                                            118,364          41,213

Property and equipment, net                                                 6,388           5,143
Product licenses, net                                                         933           1,142
Other assets                                                                  535             311
                                                                        ---------       ---------
              Total Assets                                              $ 126,220       $  47,809
              ============                                              =========       =========

                     Liabilities and Stockholders' Equity
                     ------------------------------------
Current liabilities:
     Accounts payable                                                   $   2,420       $   2,858
     Accrued expenses and other liabilities                                 4,325           4,294
     Product license fee payable, current portion                            --               303
                                                                        ---------       ---------
          Total current liabilities                                         6,745           7,455

Stockholders' equity:
     Common Stock, $.001 par value; authorized 100,000,000 shares;
     issued and outstanding: 25,592,382 shares at June 30, 1999;
     22,017,797 shares at December 31, 1998*                                   25              22
     Additional paid in capital                                           135,643          64,290
     Accumulated deficit                                                  (16,193)        (23,958)
                                                                        ---------       ---------
          Total stockholders' equity                                      119,475          40,354
                                                                        ---------       ---------
          Total Liabilities and Stockholders' Equity                    $ 126,220       $  47,809
          ===========================================                   =========       =========

See accompanying notes to unaudited consolidated financial statements.

* Adjusted to reflect a three-for-two stock split effective June 3, 1999.

                             TranSwitch Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)
                      (in thousands, except per share data)


                                                        For the three and six month periods ended
                                                           June 30,                  June 30,
                                                    ----------------------   ------------------------
                                                       1999         1998         1999         1998
                                                       ----         ----         ----         ----

Revenues                                            $16,119      $ 9,607      $30,580      $18,213

Cost of Revenues                                      5,633        3,728       10,855        7,082
                                                    -------      -------      -------      -------
Gross Profit                                         10,486        5,879       19,725       11,131

Operating Expenses:
     Research and development                         3,203        2,537        6,334        5,080
     Marketing and sales                              2,826        1,925        5,463        3,743
     General and administrative                         800          589        1,519        1,153
                                                    -------      -------      -------      -------
Total Operating Expenses                              6,829        5,051       13,316        9,976
                                                    -------      -------      -------      -------
Operating Income                                      3,657          828        6,409        1,155

Interest Income, net                                  1,221          264        1,753          498
                                                    -------      -------      -------      -------
Income before income taxes                            4,878        1,092        8,162        1,653

Provision for income taxes                              237           72          397           72

Net Income                                          $ 4,641      $ 1,020      $ 7,765      $ 1,581
                                                    =======      =======      =======      =======

Basic Earnings per Common Share                     $  0.18      $  0.05      $  0.31      $  0.08

Weighted Average Number of
     Common Shares Outstanding                       25,495       20,351       24,799       20,127
                                                    =======      =======      =======      =======

Diluted Earnings per Common Share                   $  0.17      $  0.05      $  0.29      $  0.07

Weighted Average Number of
     Common Shares and Equivalents Outstanding       27,587       22,211       26,929       21,987
                                                    =======      =======      =======      =======

See accompanying notes to unaudited consolidated financial statements.

                             TranSwitch Corporation
                      Consolidated Statements of Cash Flows
                                  ( Unaudited)
                                 (in thousands)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                                   --------
                                                                              1999           1998
                                                                              ----           ----
Cash flows from operating activities:
Net income                                                                 $  7,765       $  1,581
     Adjustments to reconcile net income to
          net cash provided by operating activities:
               Depreciation and amortization                                  1,351          1,100
               Stock compensation expense                                        86            250
               Changes in assets and liabilities:
                    (Increase) in accounts receivable                        (1,148)          (913)
                    Decrease (increase) in inventories                        1,221           (669)
                    (Increase) in prepaids and other current assets          (1,066)          (196)
                    (Decrease) increase in accounts payable                    (438)           537
                    Increase (decrease) in accrued liabilities                   31           (678)
                                                                           --------       --------
                          Total adjustments                                      37           (569)
                                                                           --------       --------
                          Net cash provided by operating activities           7,802          1,012

Cash flows from investing activities:
     Capital expenditures and cost of product licenses                       (2,387)        (1,242)
     Purchase of short term investments                                     (73,345)          (985)
     Proceeds from maturities of short term investments                      12,374          1,110
                                                                           --------       --------
                          Net cash (used in) investing activities           (63,358)        (1,117)

Cash flows from financing activities:
     Proceeds from the exercise of stock options and warrants                 3,089            900
     Proceeds from the issuance of common stock, net of issuance cost        68,181           --
     Payment of issuance costs for convertible preferred stock                 --              (75)
     Payments on product license obligations                                   (303)          (431)
                                                                           --------       --------
                          Net cash provided by financing activities          70,967            394
                                                                           --------       --------

Increase in cash and cash equivalents                                        15,411            289
Cash and cash equivalents at beginning of period                             24,243         20,508
                                                                           --------       --------

Cash and cash equivalents at end of period                                 $ 39,654       $ 20,797
                                                                           ========       ========
Supplemental disclosure of cash flow information:
     Cash paid for interest                                                $     23       $     68

See accompanying notes to unaudited consolidated financial statements.

                             TRANSWITCH CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       For the quarter ended June 30, 1999


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


Note 2.  Inventories, net
-------------------------

     Inventories are carried at the lower of cost (on a first in, first out basis) or estimated net realizable value. Inventories are summarized as follows (in thousands):



                                June 30, 1999     December 31, 1998
                                -------------     -----------------
Raw Materials                       $  902             $  947
Work in Process                        642                809
Finished Goods                       2,711              3,720
                                    ------             ------
   Total Inventories, net           $4,255             $5,476
                                    ======             ======

Note 3.  Stock Split
--------------------

On April 14, 1999, the Board of Directors announced a three for two stock split of the Company's common stock. The effective date of the stock split was June 3, 1999 for shareholders of record as of April 26, 1999. Shareholders' equity has been restated to give retroactive recognition to the stock split in prior periods by reclassifying from additional paid-in capital to common stock the par value of the additional shares arising from the split. In addition, all references in the financial statements to number of shares and per share amounts have been restated.

Note 4.  Consolidated Statement of Stockholders' Equity
-------------------------------------------------------


     (in thousands, except share data)

                                                                                  Additional
                                                                   Common Stock    Paid-in  Accumulated
                                                                  Shares   Amount  Capital   Deficit       Total
                                                                  ------   ------  -------   -------       -----
BALANCE AT DECEMBER 31, 1998                                    22,017,797  $22    $64,290   $(23,958)   $ 40,354

Shares of common stock issued upon exercise of stock options       294,294    -        922        922

Common stock issued in follow on public offering                 2,932,500    3     68,178          -      68,181

Compensation related to issuance of stock options
                                                                         -    -          33                    33

Net income                                                               -    -           -     3,124       3,124
                                                                ----------  ---    --------  --------    --------

Balance at March 31, 1999                                       25,244,591  $25    $133,423  $(20,834)   $112,614
=========================                                       ==========  ===    ========  ========    ========

Shares of common stock issued upon exercise of stock options       347,791    -       2,167     2,167

Compensation related to issuance of stock options                        -    -          53                    53

Net income                                                               -    -           -     4,641       4,641
                                                                ----------  ---    --------  --------    --------

BALANCE AT JUNE 30, 1999                                        25,592,382  $25    $135,643  $(16,193)   $119,475
========================                                        ==========  ===    ========  ========    ========


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

     The Company's products are Very Large Scale Integrated (VLSI) semiconductor devices that provide core functionality for communications network equipment. The Company's VLSI solutions are programmable to provide high levels of functionality for high-speed broadband communication networks. These products are incorporated into OEMs' networking equipment. TranSwitch's VLSI devices are compliant with SONET/SDH (Synchronous Optical Network/Synchronous Digital Hierarchy), asynchronous and ATM (Asynchronous Transfer Mode) standards. The Company's mixed-signal and digital design capability, together with its telecommunications systems expertise, enables it to determine and implement optimal combinations of design elements for enhanced functionality. The Company believes that this approach allows its customers to achieve faster time to market and to introduce systems that offer greater functionality, improved performance, lower power dissipation, reduced system size and cost and greater reliability relative to discreet solutions.

     The Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, the Company's results of operations may fluctuate from period to period in the future.


THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

REVENUES

     The Company derives its revenues from product sales. Total revenues for the quarter ended June 30, 1999 were $16.1 million, representing a 68% increase over the $9.6 million recorded in the prior year comparable period. Total revenues for the six months ended June 30, 1999 were $30.6 million, an increase of 68% over the $18.2 million for the six months ended June 30, 1998. The increase in revenue in the quarter is attributable to the increase in the revenue across all three of its product lines, SONET/SDH, Asynchronous and ATM.

GROSS PROFIT

     Gross profit was $10.5 million for the quarter ended June 30, 1999 compared to $5.9 million in the corresponding period of the prior year. Gross Profit for the six months ended June 30, 1999 was $19.7 million compared to $11.1 million for the same period in 1998. Gross margin was 65.1% for the quarter ended June 30, 1999, compared to 61.1% for the quarter ended June 30, 1998; gross margin for the six months ended June 30, 1999 was 64.5% compared to 61.1% for the same period a year ago. The increase in gross profit and margin is principally the result of lower costs resulting from improved pricing from the Company's vendors achieved as higher volumes of products were purchased by the Company.


RESEARCH AND DEVELOPMENT

     Research and development expenses were 19.9% of total revenues for the quarter ended June 30, 1999, compared to 26.4% of total revenues for the quarter ended June 30, 1998; total spending increased 26.3% to $3.2 million for the quarter ended June 30, 1999, compared to $2.5 million for the quarter ended June 30, 1998. In the six month period ended June 30, 1999, research and development expenses were 20.7% of revenues as compared to 27.9% for the same period a year ago. The increases in period-over-period expense were the result of the Company's continued investment in research and development activities. The decrease as a percentage of total revenues in the quarter was attributable to the growth in revenues from the comparable period in the prior year.


MARKETING AND SALES

     Marketing and sales expenses were 17.5% of total revenues for the quarter ended June 30, 1999 compared to 20.0% for the quarter ended June 30, 1998. Marketing and sales expenses increased 46.8% to $2.8 million for the quarter ended June 30, 1999, compared to $1.9 million for the quarter ended June 30, 1998. In the six month period ended June 30, 1999, marketing and sales were 17.9% of total revenues compared to 20.6% for the same period in 1998. Total spending increased 46.0% to $5.5 million for the six month period ended June 30, 1999 as compared to $3.7 million in the comparable period in 1998. The increases in spending were primarily the result of the increase in marketing and sales personnel, expansion of the Company's distribution network as part of the Company's continued investment in its marketing and sales infrastructure and increased commissions paid to manufacturer's representatives attributed to the higher sales volumes. The decrease as a percentage of total revenues in the quarter was attributable to the growth in revenues from the comparable period in the prior year.


GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the quarter ended June 30, 1999 increased to $800 thousand from $589 thousand for the same quarter in the prior year, and as a percentage of total revenues decreased to 5.0% for the quarter ended June 30, 1999, compared to 6.1% for the quarter ended June 30, 1998. The total spending for the six month period ended June 30, 1999 increased 31.7% to $1.5 million from $1.2 million for the comparable period in 1998 and as a percentage of revenue decreased to 5.0% for the six months ended June 30, 1999 as compared to the 6.3% for the comparable period a year ago. The increases in period-over-period expense were the result of the Company's continued investment in the general and administrative area. The decrease as a percentage of total revenues in the quarter was attributable to the growth in revenues from the comparable period in the prior year.


INTEREST INCOME, NET

     Interest income, net of interest expense, was $1.2 million in the quarter ended June 30, 1999, compared to $264 thousand in the corresponding period in 1998; for six months ended June 30, 1999, interest income net, was $1.8 million compared to $498 thousand in the same period in 1998. The increase in interest income, net of interest expense, was primarily the result of the increase in cash balances between the two periods, due to the follow on public offering of the Company's common stock that was completed in February and March 1999 and cash generated from operations.


INCOME TAXES

     The Company has existing net operating loss carry-forwards that offset federal taxes and accordingly, the Company's effective tax rate of 4.9 percent for the six month period of 1999 reflects estimated federal alternative minimum tax and state taxes.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations and met its capital requirements since it was incorporated in 1988 primarily through private placements of preferred stock (all such shares had been converted into shares of Common Stock as of September 30, 1998), the borrowings from a working capital line and equipment financing from Silicon Valley Bank, public offerings of its common stock and cash generated from its operations. In the first quarter of 1999, the Company completed a follow-on public offering and raised $68.2 million, net of commissions, and issued 2,932,500 shares of its common stock, adjusted for the split on June 3, 1999.

     The Company's principal sources of liquidity as of June 30, 1999 consisted of $103.6 million in cash, cash equivalents and short-term investments and $10.0 million available under the Company's working capital line of credit and equipment line of credit provided by Silicon Valley Bank. As of June 30, 1999, the Company had no outstanding balance under these lines of credit. Pursuant to the working capital and equipment financing agreements with Silicon Valley Bank, the Company is restricted from further pledging its assets or granting additional security interests in such assets.

     In the first six months of 1999, the Company generated $7.8 million of cash from its operating activities, the result of net income of $7.8 million adjusted for non-cash items of $1.4 million, offset by a net increase in working capital of $1.4 million. Capital expenditures during this period totaled $2.4 million, including purchases of computer equipment and software.

     The Company believes that its existing cash resources and cash generated from operations, will fund necessary purchases of capital equipment and provide adequate working capital at least through the end of 1999. However, there can be no assurance that events in the future will not require the Company to seek additional capital in the future or, if so required, that such capital will be available on terms favorable or acceptable to the Company, if at all.


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

     We currently estimate that costs, exclusive of software and systems that are being replaced or upgraded in the normal course of business, will be approximately $75,000, plus staff time, of which approximately $20,000 was spent in 1998 and $35,000 in the first half of 1999. We estimate that $20,000 will be spent in the remainder of 1999. All expenditures will be expensed when they occur and are not expected to have a material impact on results of operations. The Committee does not believe that other information technology projects will be delayed or otherwise materially affected by our Year 2000 efforts.

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

Foreign Sales. TranSwitch expects foreign sales to continue to account for a significant percentage of revenues. A significant portion of total revenues, therefore, will be subject to risks associated with foreign sales. In particular, sales to Pacific Rim countries may be impacted by the current financial instability plaguing these nations.

The Semiconductor Industry. TranSwitch provides semiconductor devices to telecommunications and data communications OEMs. The semiconductor industry is highly cyclical and has been subject to significant economic downturns at various times.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on May 27, 1999 and June 24,1999, at such meeting the stockholders of the Company voted on the following matters:

1. The election of a Board of Director for the ensuing year. The number of votes cast for the re-election of each of the directors listed below was as follows:


    Nominee                           Number of Shares
    -------                           ----------------
                                   For         Withhold Authority
                                   ---         ------------------
Santanu Das                     14,732,460           401,131
Alfred R. Boschulte             14,732,160           401,431
Steward S. Flaschen             14,729,625           403,966
Ljubomir Micic                  14,711,056           422,535
James M. Pagos                  14,730,275           403,316
Albert E. Paladino              14,730,660           402,931
Erik H. Van Der Kaay            14,730,660           402,931

2. To amend the amended and restated Certificate of Incorporation to increase the number of authorized shares of the Corporations's Common Stock by an additional 75,000,000 shares.

                           Number of Shares
                           ----------------
For                          13,606,371
Against                           8,093
Abstain                       1,519,217
Broker Non-Votes              1,716,803

3. To amend and ratify the Corporation's Third Amended and Restated 1995 Stock Plan, to increase the number of shares available for issuance thereunder by an additional 1,700,000 shares of Common stock available of issuance thereunder. The number of votes cast was as follows:

                           Number of Shares
                           ----------------

For                           6,970,527
Against                       5,880,157
Abstain                          17,238
Broker Non-Votes              3,982,472

4. To approve an amendment to the Corporation=s 1995 Non-Employee Director Stock Option Plan to (a) increase the number of shares of Common Stock available for issuance thereunder by an additional 100,000 shares, and (b) amend Section 10(d) thereof to appropriately increase or decrease the number of shares of Common Stock that a Non-Employee Director receives options to purchase on the date he or she is first elected to the Board of Directors and on each one year anniversary of the date he or she is first elected to the Board of Directors to reflect stock dividends, stock splits, reorganizations or any other changes in the corporate structure of shares of the Corporation. The number of votes cast was as follows:

                        Number of Shares
                        ----------------
For                       10,333,541
Against                    2,081,798
Abstain                      452,583
Broker Non-Votes           3,982,472


5. The selection of KPMG Peat Marwick LLP as auditors for the fiscal year ending December 31, 1999 was ratified by the following vote:



                        Number of Shares
                        ----------------
For                       15,102,325
Against                       23,364
Abstain                        7,902
Broker Non-Votes           1,716,803


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

               Exhibit 27, Financial Data Schedule

     (b) Reports on Form 8-K

               On June 10, 1999 the Company filed a Current Report of Form 8-K reporting a 3-for-2 stock split of its Common Stock, which was paid in the form of a stock dividend.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TranSwitch Corporation
                                    (Registrant)


Date: August 11, 1999                /s/ Dr. Santanu Das
                                    --------------------------------------
                                    Dr. Santanu Das
                                    Chairman of the Board,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



                                     /s/ Michael F. Stauff
                                    --------------------------------------
                                    Michael F. Stauff
                                    Senior Vice President and Chief
                                    Financial Officer and Treasurer
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)