Form 10-Q
period 1999-09-30
TRANSWITCH CORP /DE
filed 1999-11-12
CIK 944739

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10 - Q

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934

                for the quarterly period ended September 30, 1999
                                       or

         |_| Transition Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934

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

                            Telephone (203) 929-8810

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Common stock, par value $.001 per share, outstanding at October 29, 1999:
25,997,392 shares.

                             TranSwitch Corporation
                                    FORM 10-Q
                               September 30, 1999

Table of Contents
                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets as of September 30, 1999
          and December 31, 1998                                               3

        Consolidated Statements of Operations for the Three and
          Nine Months periods Ended September 30, 1999 and 1998               4

        Consolidated Statements of Cash Flows for the Nine Months
          period Ended September 30, 1999 and 1998                            5

        Notes to Consolidated Financial Statements                            6

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      8

PART II. OTHER INFORMATION

   Item 5. Other Information                                                 16

   Item 6. Exhibits and Reports on Form 8-K                                  17

   Signatures                                                                18

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

                             TranSwitch Corporation
                           Consolidated Balance Sheets

                            (in thousands, except share data)            September 30,     December 31,
                                         Assets                               1999             1998
                                         ------                               ----             ----
Current assets:                                                           (unaudited)
     Cash and cash equivalents                                             $   9,253        $  24,243
     Short term investments                                                   76,537            2,953
     Accounts receivable, net                                                 10,675            7,624
     Inventories                                                               6,701            5,476
     Prepaid expenses and other current assets                                 2,464              917
                                                                           ---------        ---------
          Total current assets                                               105,630           41,213

Long term investments                                                         22,696               --
Property and equipment, net                                                    6,892            5,143
Product licenses, net                                                            817            1,142
Deferred tax                                                                   7,549               --
Other assets                                                                   2,982              311
                                                                           ---------        ---------

                            Total Assets                                   $ 146,566        $  47,809
                                                                           =========        =========

                          Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                      $   6,159        $   2,858
     Accrued expenses and other liabilities                                    5,420            4,294
     Product license fee payable, current portion                                 --              303
                                                                           ---------        ---------
          Total current liabilities                                           11,579            7,455

Stockholders' equity:
     Common Stock, $.001 par value; authorized 100,000,000 shares;
        issued and outstanding: 25,958,183 shares at September 30, 1999;
        22,017,797 shares at December 31, 1998*                                   26               22
     Additional paid in capital                                              141,179           64,290
     Accumulated deficit                                                      (6,218)         (23,958)
                                                                           ---------        ---------
          Total stockholders' equity                                         134,987           40,354
                                                                           ---------        ---------

                       Total Liabilities and Stockholders' Equity          $ 146,566        $  47,809
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

                             TranSwitch Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)
                      (in thousands, except per share data)

                                                 Three months ended    Nine months ended
                                                    September 30,         September 30,
                                                --------------------   --------------------
                                                   1999        1998       1999        1998
                                                   ----        ----       ----        ----

Net Sales                                       $ 18,537    $ 12,264   $ 49,118    $ 30,477

Cost of Sales                                      6,305       4,537     17,161      11,619
                                                --------    --------   --------    --------
Gross Profit                                      12,232       7,727     31,957      18,858

Operating Expenses:
     Research and development                      3,527       2,887      9,861       7,967
     Marketing and sales                           3,153       2,420      8,616       6,163
     General and administrative                      894         672      2,413       1,825
                                                --------    --------   --------    --------
Total Operating Expenses                           7,574       5,979     20,890      15,955
                                                --------    --------   --------    --------
Operating Income                                   4,658       1,748     11,067       2,903

Interest Income, net                               1,438         265      3,191         763
                                                --------    --------   --------    --------

Income before income taxes                         6,096       2,013     14,258       3,666

Provision (benefit) for income taxes              (3,879)         92     (3,482)        164
                                                --------    --------   --------    --------

Net Income                                      $  9,975    $  1,921   $ 17,740    $  3,502
                                                ========    ========   ========    ========

Basic Earnings per Common Share                 $   0.39    $   0.09   $   0.71    $   0.17

Weighted Average Number of                        25,871      21,401     25,156      20,552
    Common Shares Outstanding                   ========    ========   ========    ========

Diluted Earnings per Common Share               $   0.36    $   0.08   $   0.65    $   0.16

Weighted Average Number of                        27,967      22,652     27,398      21,869
    Common Shares and Equivalents Outstanding   ========    ========   ========    ========

See accompanying notes to unaudited consolidated financial statements.

                             TranSwitch Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                                 1999       1998
                                                                                 ----       ----
Cash flows from operating activities:
Net income                                                                   $  17,740   $   3,502
     Adjustments to reconcile net income to
          net cash provided by operating activities:
               Deferred income tax                                              (4,545)         --
               Depreciation and amortization                                     2,159       1,464
               Stock compensation expense                                          100         334
               Changes in assets and liabilities:
                    (Increase) in accounts receivable                           (3,051)     (1,204)
                    (Increase) in inventories                                   (1,225)     (1,354)
                    (Increase) in prepaids and other assets                     (1,761)       (335)
                    Increase in accounts payable                                 3,301       2,090
                    Increase (decrease) in accrued liabilities                   1,126         (45)
                                                                             ---------   ---------
                          Total adjustments                                     (3,896)        950
                                                                             ---------   ---------
                          Net cash provided by operating activities             13,844       4,452
                                                                             ---------   ---------

Cash flows from investing activities:
     Capital expenditures and cost of product licenses                          (3,583)     (2,552)
     Purchase of other investments                                              (2,457)         --
     Purchase of long and short term investments                              (119,468)     (4,424)
     Proceeds from maturities of long and short term investments                23,188       2,096
                                                                             ---------   ---------
                          Net cash (used in) investing activities             (102,320)     (4,880)
                                                                             ---------   ---------

Cash flows from financing activities:
     Proceeds from the exercise of stock options and warrants                    5,608       1,592
     Proceeds from the issuance of common stock, net of issuance cost           68,181          --
     Payment of issuance costs for convertible preferred stock                      --         (75)
     Payments on product license obligations                                      (303)       (705)
                                                                             ---------   ---------
                          Net cash provided by financing activities             73,486         812
                                                                             ---------   ---------


(Decrease) increase in cash and cash equivalents                               (14,990)        384
Cash and cash equivalents at beginning of period                                24,243      20,508
                                                                             ---------   ---------

Cash and cash equivalents at end of period                                   $   9,253   $  20,892
                                                                             =========   =========
Supplemental disclosure of cash flows information:
     Cash paid for interest                                                  $      33   $      68
     Increase in additional paid in capital due to reversal
        of deferred tax valuation allowance                                  $   3,004   $      --

See accompanying notes to unaudited consolidated financial statements.

                             TranSwitch Corporation
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    For the quarter ended September 30, 1999

Note 1. Interim Financial Statements

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

Note 2. Inventories

      Inventories are carried at the lower of cost (on a first in, first out basis) or estimated net realizable value. Inventories are summarized as follows (in thousands):

                                          September 30, 1999   December 31, 1998
                                          ------------------   -----------------

Raw Materials                                     $  753            $  947
Work in Process                                    2,586               809
Finished Goods                                     3,362             3,720
                                                  ------            ------
   Total Inventories                              $6,701            $5,476
                                                  ======            ======

Note 3. Stock Split

On April 14, 1999, the Board of Directors announced a three for two stock split of the Company's common stock. The effective date of the stock split was June 3, 1999 for shareholders of record as of April 26, 1999. Stockholders' equity has been restated to give retroactive recognition to the stock split in prior periods by reclassifying from additional paid-in capital to common stock the par value of the additional shares arising from the split. In addition, all references in the financial statements to number of shares and per share amounts have been restated.

Note 4. Income taxes

During the third quarter of 1999, the Company concluded that it is more likely than not that substantially all of its net deferred tax assets will be realized. Accordingly the Company reversed its valuation allowance for net deferred tax assets of approximately $7.5 million at September 30, 1999. Of the total $7.5 million valuation allowance reversal, approximately $4.5 million was recorded as a tax benefit in the statement of operations, and approximately $3.0 million as an increase to additional paid-in capital, which represents the amount of deferred tax assets generated from the exercise of stock options.

Note 5. Consolidated Statement of Stockholders' Equity

        (in thousands, except share data)

                                                                                  Additional
                                                                   Common Stock     Paid-in  Accumulated
                                                                 Shares    Amount   Capital     Deficit      Total
                                                                 ------    ------   -------     -------      -----
Balance at December 31, 1998                                   22,017,797   $22     $ 64,290   ($23,958)    $40,354

Shares of common stock issued upon exercise of stock options      294,294    --          922                    922

Common stock issued in follow on public offering                2,932,500     4       68,177         --      68,181

Compensation related to issuance of stock options                      --    --           33                     33

Net income                                                             --    --           --      3,124       3,124
                                                               ----------   ---     --------   --------    --------

Balance at March 31, 1999                                      25,244,591   $26     $133,422   $(20,834)   $112,614

Shares of common stock issued upon exercise of stock options      347,791    --        2,167                  2,167

Compensation related to issuance of stock options                      --    --           53                     53

Net income                                                             --    --           --      4,641       4,641
                                                               ----------   ---     --------   --------    --------

Balance at June 30, 1999                                       25,592,382   $26     $135,642   $(16,193)   $119,475

Shares of common stock issued upon exercise of stock options      365,801    --        2,519                  2,519

Reversal of deferred tax valuation allowance                           --    --        3,004                  3,004

Compensation related to issuance of stock options                      --    --           14                     14

Net income                                                             --    --           --      9,975       9,975
                                                               ----------   ---     --------   --------    --------

Balance at September 30, 1999                                  25,958,183   $26     $141,179   $ (6,218)   $134,987
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

Three and nine month periods ended September 30, 1999 and 1998

Revenues

      The Company derives its revenues from product sales. Total revenues for the quarter ended June 30, 1999 were $18.5 million, representing a 51% increase over the $12.3 million recorded in the prior year comparable period. Total revenues for the nine months ended September 30, 1999 were $49.1 million, an increase of 61% over the $30.5 million for the nine months ended September 30, 1998. The increase in revenue in the quarter is attributable to the increase in the revenue across all three of its product lines, SONET/SDH, Asynchronous and ATM.

Gross Profit

      Gross profit was $12.2 million for the quarter ended September 30, 1999, compared to $7.7 million in the corresponding period of the prior year. Gross Profit for the nine months ended September 30, 1999 was $32.0 million, compared to $18.9 million for the same period in 1998. Gross margin was 66.0% for the quarter ended September 30, 1999, compared to 63.0% for the quarter ended September 30, 1998; gross margin for the nine months ended September 30, 1999 was 65.1%, compared to 61.9% for the same period a year ago. The increase in gross profit and margin is principally the result of lower costs resulting from improved pricing from the Company's vendors achieved as higher volumes of products were purchased by the Company.

Research and Development

      Research and development expenses were 19.0% of total revenues for the quarter ended September 30, 1999, compared to 23.5% of total revenues for the quarter ended September 30, 1998; total spending increased 22.2% to $3.5 million for the quarter ended September 30, 1999, compared to $2.9 million for the quarter ended September 30, 1998. In the nine month period ended September 30, 1999, research and development expenses were 20.1% of revenues as compared to 26.1% for the same period a year ago. The increases in period-over-period expense were the result of the Company's continued investment in research and development activities. The decrease as a percentage of total revenues in the quarters were attributable to the growth in revenues from the comparable periods in the prior year.

Marketing and Sales

      Marketing and sales expenses were 17.0% of total revenues for the quarter ended September 30, 1999, compared to 19.7% for the quarter ended September 30, 1998. Marketing and sales expenses increased 30.3% to $3.2 million for the quarter ended September 30, 1999, compared to $2.4 million for the quarter ended September 30, 1998. In the nine month period ended September 30, 1999, marketing and sales were 17.5% of total revenues, compared to 20.2% for the same period in 1998. Total spending increased 39.8% to $8.6 million for the nine month period ended September 30, 1999 as compared to $6.2 million in the comparable period in 1998. The increases in spending were primarily the result of the increase in marketing and sales personnel, expansion of the Company's distribution network as part of the Company's continued investment in its marketing and sales infrastructure and increased commissions paid to manufacturer's representatives attributed to the higher sales volumes. The decreases as a percentage of total revenues in the quarters were attributable to the growth in revenues from the comparable periods in the prior year.

General and Administrative

      General and administrative expenses for the quarter ended September 30, 1999 increased to $894 thousand from $672 thousand for the same quarter in the prior year and as a percentage of total revenues decreased to 4.8% for the quarter ended September 30, 1999, compared to 5.5% for the quarter ended September 30, 1998. The total spending for the nine month period ended September 30, 1999 increased 32.2% to $2.4 million from $1.8 million for the comparable period in 1998 and as a percentage of revenue decreased to 4.9% for the nine months ended September 30, 1999 as compared to the 6.0% for the comparable period a year ago. The increases in period-over-period expense were the result of the Company's continued investment in the general and administrative area. The decrease as a percentage of total revenues in the quarter was attributable to the growth in revenues from the comparable period in the prior year.

Interest Income, net

      Interest income, net of interest expense, was $1.4 million in the quarter ended September 30, 1999, compared to $265 thousand in the corresponding period in 1998; for nine months ended September 30, 1999, interest income net, was $3.2 million, compared to $763 thousand in the same period in 1998. The increase in interest income, net of interest expense, was primarily the result of the increase in cash balances between the two periods, due to the follow on public offering of the Company's common stock that was completed in February and March 1999 and cash generated from operations.

Income taxes

      During the third quarter of 1999 the Company concluded that it is more likely than not that all of its net deferred tax assets will be realized. According, the Company reversed its valuation allowance for net deferred tax assets, which resulted in the recording of a net tax benefit for the three months and nine months ended September 30, 1999. The Company's effective tax rate for the third quarter of 1999, before the effect of the valuation allowance reversal, was 7.5%, reflecting federal alternative minimum tax and state taxes.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its operations and met its capital requirements since it was incorporated in 1988 primarily through private placements of preferred stock (all such shares had been converted into shares of Common Stock as of September 30, 1998), the borrowings from a working capital line and equipment financing from Silicon Valley Bank, public offerings of its common stock and cash generated from its operations. In the first quarter of 1999, the Company completed a follow-on public offering and raised $68.2 million, net of commissions, and issued 2,932,500 shares of its common stock, as adjusted for the stock split on June 3, 1999.

      The Company's principal sources of liquidity as of September 30, 1999 consisted of $85.8 million in cash, cash equivalents and short-term investments, $22.7 million in long term investments and $10.0 million available under the Company's working capital line of credit and equipment line of credit provided by Silicon Valley Bank. As of September 30, 1999, the Company had no outstanding balance under these lines of credit. Pursuant to the working capital and equipment financing agreements with Silicon Valley Bank, the Company is restricted from further pledging its assets or granting additional security interests in such assets.

      In the first nine months of 1999, the Company generated $13.8 million of cash from its operating activities, the result of net income of $17.7 million adjusted for non-cash items of $2.3 million, offset by a net increase in working capital of $1.7 million. Capital expenditures during this period totaled $3.6 million, including purchases of computer equipment and software. During the quarter the Company made an investment of $2.5 million in Onex Communications Corporation, a privately-held Boston based company specializing in developing and marketing VLSI solutions for emerging converged communications networks.

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

      To assess the Year 2000 readiness of TranSwitch's key outside suppliers, financial institutions and other business partners, the Committee has requested certification from each that it has resolved or will resolve by year end any Year 2000 issues that might have a material impact on operations. To date, 100% of its semiconductor foundries and financial institutions and over half of all other such parties have so certified.

      We currently estimate that costs, exclusive of software and systems that are being replaced or upgraded in the normal course of business, will be approximately $120,000, plus staff time, of which approximately $20,000 was spent in 1998 and $50,000 in the first nine months of 1999. We estimate that $50,000 will be spent in the remainder of 1999. All expenditures will be expensed when they occur and are not expected to have a material impact on results of operations. The Committee does not believe that other information technology projects will be delayed or otherwise materially affected by our Year 2000 efforts.

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

Recently Issued Accounting Standards

In June 1998, the FASB issued No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives as assets or liabilities mentioned at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualified for hedge accounting.

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133" SFAS No. 137 defers the effective date of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" for one year. SFAS No. 133 as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact of SFAS No. 133 on the Company's financial position and operating results.

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

            Exhibit 27, Financial Data Schedule

      (b) Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         TranSwitch Corporation
                                         (Registrant)


Date: November 11, 1999                       /s/ Dr. Santanu Das
                                         ---------------------------------------
                                         Dr. Santanu Das
                                         Chairman of the Board,
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


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