Form 10-K
period 1999-12-31
TRANSWITCH CORP /DE
filed 2000-03-30
CIK 944739

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   Form 10-K

[X]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
   of 1934 for the Fiscal Year Ended December 31, 1999
                                       or

[_]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

   for the transition period from              to

                         Commission File Number 0-25996

                               ----------------

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

                            Telephone (203) 929-8810

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on February 29, 2000, as reported on the Nasdaq National Market, was approximately $4,040,739,460. Shares of Common Stock held by each executive officer and director and by each person who to the Company's knowledge owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Common Stock, par value $.001 per share, outstanding at February 29, 2000:
39,947,163

                      DOCUMENTS INCORPORATED BY REFERENCE

   Parts of the following document are incorporated by reference in Part III of this Form 10-K Report:
Proxy Statement for Registrant's 2000 Annual Meeting of Shareholders--Items 10, 11, 12 and 13.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

   The following description of the Company's business should be read in conjunction with the information included elsewhere in this document. The description contains certain forward-looking statements that involve risks and uncertainties. When used in this document, the words "intend," "believe," "estimate," "plan" and "expect" and similar expressions as they relate to the Company are included to identify forward-looking statements. TranSwitch Corporation's actual results could differ materially from the results discussed in the forward-looking statements as a result of certain of the risk factors set forth elsewhere in this document. See also, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Certain Factors That May Affect Future Results."

General

   TranSwitch Corporation, a Delaware corporation established in April 1988 ("TranSwitch" or the "Company"), designs, develops, markets and supports highly integrated digital and mixed-signal (analog and digital) semiconductor solutions for the telecommunications and data communications markets. The Company's customers are original equipment manufacturers (OEMs) who serve three communications market segments: the worldwide public network infrastructure that supports voice and data communications, internet infrastructure and corporate wide area networks (WANs).

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

Products and Applications

   TranSwitch supplies high-speed broadband VLSI semiconductor devices to systems vendors who serve three fast-growing market segments: the worldwide public network infrastructure that supports both voice and data communications, the Internet infrastructure that supports the World Wide Web and other data services and corporate WANs. The Company's core competencies as a systems-on-chip innovation leader include:

  -- an in-depth understanding of SONET/SDH, asynchronous and ATM standards;

  -- the ability to design complex mixed-signal high-speed VLSI devices; and

  -- the capability to verify the design against customers' requirements and industry standards through analysis, simulation and certification.

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

   TranSwitch's asynchronous products provide high levels of integration, as well as cost, power and performance advantages relative to discrete and competing integrated circuit solutions. The Company's asynchronous VLSI products include devices that provide solutions for DS-1 through DS-3 and E-1 through E-3 transmission lines. This product line also includes multiplexers, which are devices that combine multiple low-speed lines to form a higher speed line, and demultiplexers, which perform the reverse function. In addition, the Company offers framers, devices that identify the starting point of defined bit streams and enable systems to recognize the remaining bits.

 ATM Products

   TranSwitch's ATM family of products target the core elements of ATM-based multi-service access multiplexer systems. The Company's ATM products also include VLSI semiconductor devices for line interfacing and service adapter functions. TranSwitch's CellBus is a system architecture for implementing ATM access multiplexers and ATM switching systems.

Technology

   The Company believes that one of its core competencies is the telecommunications and data communications knowledge and expertise of its key executives and its systems engineering organization. The systems engineering group possesses substantial telecommunications and data communications design experience, as well as extensive knowledge of relevant standards. This includes not only a thorough understanding of the actual written standards, but also an awareness of and appreciation for the nuances associated with these standards necessary for assuring that device designs are fully compliant. The Company believes that its telecommunications and data communications experience and its participation in the standards development process provide it with significant advantages in designing semiconductor devices meeting the evolving needs of its customers.

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

   TranSwitch has also developed proprietary toolsets called "Test Benches," which facilitate on-time development of products and help assure that products meet customer and standards requirements. These Test Benches consist of behavior models of all applicable functions in a high level design environment. These Test Benches also include test signal generators and analyzers such as models of SONET/SDH signals. Systems engineers use Test Benches to test new architectural concepts, while VLSI designers use Test Benches to ensure that the device conforms to product specifications. The Company believes that the availability of Test Benches provides it with a competitive advantage.

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

   TranSwitch's sales strategy is to focus on worldwide suppliers of high-speed communications and communications-oriented equipment. These customers are easily identifiable and include telecommunications, data communications, internet, customer premise equipment, computing, process control and defense equipment vendors. The Company has established a direct sales force and a worldwide network of independent distributors and sales representatives for marketing its products.

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

Customers

   Since shipping its first product in 1990, the Company has sold its products and services to over 400 customers. The Company's customers include: public network systems suppliers that incorporate the Company's products into telecommunications systems; WAN and LAN equipment suppliers; Internet oriented OEMs; communications test and performance measurement equipment suppliers; and government, university and private laboratories that use the Company's products in advanced public network; and WAN/LAN development projects.

   Foreign sales all of which are denominated in US dollars, represented 30%, 46% and 33% of total revenues during 1999, 1998 and 1997, respectively.

   The following revenues from customers is based on the geographic location of the Company's customers. All sales to foreign customers are exported from the United States and are denominated in U.S. dollars.

                                              Year ended December 31,
                                      ----------------------------------------
                Country                   1999          1998          1997
                -------               ------------- ------------  ------------
                                      (in millions) (in millions) (in millions)
   United States.....................     $49.8        $23.7         $18.1
   Israel............................       2.9          5.8            .5
   China.............................       2.4          7.2           1.8
   Other countries...................      16.3          7.5           6.7
                                          -----        -----         -----
     Total revenues..................     $71.4        $44.2         $27.1

   The following table sets forth for the periods indicated, the percentage of the Company's total revenues derived from its significant distributors and customers listed below:

                                              Year ended December 31,
                                      ----------------------------------------
              Distributors                1999          1998          1997
              ------------            ------------- ------------  ------------
   Insight Electronics, Inc. (1).....        34%          20%           41%
   Arrow Electronics, Inc. (2).......        19%          17%            *
   Columbia Technology (1)...........         *           15%            *
               Customers                  1999          1998          1997
               ---------              ------------- ------------  ------------
   Lucent Technologies, Inc. (3).....        16%           *             *
   Tellabs Operations, Inc. (2)......        13%          21%           16%
   Nortel Communications (4).........        13%           *             *

--------
 * Below 10% of the Company's total revenues.
(1) Columbia Technology and Insight Electronics are distributors of our products to various end-users, none of which comprised more than 10% of the Company's total revenues during the periods 1998 and 1997. In 1999 a portion of the Lucent Technologies products were shipped through Insight Electronics, Inc.
(2) The Company's sales to Tellabs during 1999 were made through Arrow which also shipped products to Nortel Communications, Inc. Sales to Tellabs through Arrow during 1998 represented 17% of the Company's total revenues. During 1998, sales to Tellabs were made through Reptron Electronics, Inc. and Arrow both Tellabs' designated distributors. The Company's sales to Tellabs during 1997 were made through Reptron, Tellabs' designated distributor.
(3) Includes sales to Ascend Communications, which was acquired by Lucent Technologies during 1999. This percentage represents total shipments including those made directly and those made through distributors.
(4) This represents total shipments including those made directly and those made through distributors.

Research and Development

   The Company believes that the continued introduction of new products in its target markets is essential to its growth. As of December 31, 1999, the Company had 105 full-time employees engaged in research and development efforts. The Company believes that its research and development staffing will only moderately increase in 2000. Expenditures for research and development in 1999, 1998 and 1997 were approximately $14.0 million, $11.1 million and $9.2 million, respectively.

   All developments are carried out using ISO 9001 certified design processes and the design tools/environment are continuously enhanced for improvement in design, fabrication and verification of it products. The Company invests in establishing and enhancing its design process, tools, methodology and proprietary Tests Benches. From time to time, the Company acquires rights to intellectual property from third parties to enhance its product lines. The Company's internal research and development organization thoroughly reviews the external development processes and the design of these products as part of its quality assurance process.

Patents and Licenses

   The Company has 28 patents issued and 15 patent applications pending in the U.S. Of the 28 issued patents, one is co-owned by ECI Telecom Ltd. and one is co-owned by Siemens Telecommunications Systems Ltd. The Company has four patents issued and 18 patent applications pending in Canada. The Company has six patents issued in Taiwan, with one patent being co-owned by Siemens Telecommunications Systems Ltd. The Company has three patents issued and five patents pending in the People's Republic of China and one patent pending in Hong Kong. The Company has 13 patent applications pending in selected countries in the European Patent Office (EPO), two patents issued in France, Germany, and the U.K., one patent issued in France, Germany, Italy and the U.K., and one patent issued in Belgium, France, Germany, Italy, Spain, Sweden and the U.K. in addition, the Company has five patent applications pending in Japan, and seven patents issued and three patents pending in Israel. Further, the Company has two patent applications pending under the Patent Cooperation Treaty (PCT) with the possibility of filing in the EPO, Canada, China, Mexico, Norway, Japan and Israel. None of the Company's domestic and foreign patents that have issued will expire in the near future unless the Company chooses not to pay renewal fees. The Company's oldest patent is not scheduled to expire for almost eight years.

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

   The Company also has been granted registration of 11 trade or service marks in the U.S., and it has nine more U.S. applications for trademarks awaiting approval. The Company has also obtained three trademark registrations and has one trademark awaiting approval under the European Trademark (ECT) procedure.

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

   The Company sells its products into the telecommunications industry, an industry whose products are subject to various standards which are agreed upon by recognized industry standards committees. Where applicable, the Company designs its product to be in conformity with these standards. The Company has received and expects to continue to receive, in the normal course of business, communications from third parties stating that if certain of TranSwitch's products meet a particular standard, these products may infringe one or more patents of that third party. After a review of the circumstances of each communication, the Company in its discretion and upon the advice of counsel has taken or may take in the future one of the following courses of action: the Company may negotiate payment for a license under the patent or patents that may be infringed; the Company may use its technology and/or patents to negotiate a cross-license with the third party; or the Company may decline to obtain a license on the basis that it does not infringe the claimant's patent or patents, or that such patents are not valid or other basis. The Company cannot assure that licenses for any of these patents will be available to the Company on reasonable terms or that the Company would prevail in any litigation seeking damages or expenses from the Company or to enjoin the Company from selling its products on the basis of any of the alleged infringements.

Manufacturing and Quality

   TranSwitch's manufacturing objective is to produce reliable, high quality devices cost-competitively. To this end, the Company seeks to differentiate itself by:

  -- maximizing the reliability and quality of its products;

  -- achieving on-time delivery of its products to its customers;

  -- minimizing capital and other resource requirements by subcontracting capital-intensive manufacturing; and

  -- achieving a gross margin commensurate with the value of its products.

   Effective June 25, 1997, the Company was registered by TUV Rheinland of North America, Inc. as complying with the requirements of ISO-9001.

   All of the Company's VLSI devices are manufactured by established independent foundries. This approach permits the Company to focus on its design strengths, minimize fixed costs and capital expenditures and access diverse manufacturing technologies. Currently, the Company utilizes three foundries, two of which are located in the U.S. and the third in Taiwan, to process its wafers: Texas Instruments Incorporated (TI), LSI Logic Corporation (including Symbios Logic Inc., which it acquired) in the U.S. and Taiwan Semiconductor Manufacturing Company Limited (TSMC) in Taiwan. Foundries are required to have qualified and reliable processes. The selection of a foundry for a specific device is based on availability of the required process technology and the foundry's capability to support the particular set of tools used by TranSwitch for that device.

   Currently, TI manufactures all of the Company's BiCMOS devices. The Company entered into a foundry agreement with TI in December 1995, pursuant to which the Company received access to TI's process technology through 2000. The Company also has an agreement with TSMC that guarantees the Company a minimum capacity level through 2004, and in return the Company has agreed to purchase unutilized commitment below an agreed minimum level. See also "Note 11 to Notes to Consolidated Financial Statements."

   There are certain significant risks associated with the Company's reliance on outside foundries, including:

  -- the lack of assured wafer supply and control over delivery schedules;

  -- the unavailability of or delays in obtaining access to key process technologies; and

  -- limited control over quality assurance, manufacturing yields and production costs.

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

Competition

   The semiconductor industry is intensely competitive and is characterized by the following:

  -- price erosion;

  -- rapid technological change;

  -- shortage in fabrication capacity;

  -- heightened international competition in many markets; and

  -- unforeseen manufacturing yield problems.

   The communications and data communications industries, which are the primary target markets for TranSwitch, are also becoming intensely competitive because of deregulation and heightened international competition.

   The Company's competition consists of suppliers of similar products from the United States as well as other countries, including internal competition from semiconductor divisions of vertically integrated companies such as IBM Corporation, Lucent Technologies, NEC Corporation and Siemens AG. New entrants are also likely to attempt to obtain a share of the market for the Company's current and future products.

   The Company's principal competitors in the asynchronous and SONET/SDH areas are Applied Micro Circuits Corporation, Conexant Systems Inc., Crystal Semiconductor Corporation, Dallas Semiconductor Corporation, EXAR Corporation, Lucent Technologies Inc., National Semiconductor Corporation, PMC-Sierra Inc., Texas Instruments Incorporated, Triquint Semiconductor Corporation, Vitesse Semiconductor Corporation and VLSI Technology, Inc. In addition, there are a number of ASIC vendors, including AMI Industries, Inc., LSI Logic Corp., and STM Microelectronics Group, who compete with the Company by supplying customer-specific products to OEMs. In the ATM area, the Company's principal competitors include all the vendors mentioned above and, in addition, Advanced Micro Devices, Inc., Integrated Device Technology, Inc. and MMC Networks, Inc. Numerous other domestic and international vendors have announced plans for entering this market.

   TranSwitch believes that the principal bases of competition in the semiconductor industry include:

  -- product definition;

  -- product design;

  -- test capabilities;

  -- reliability;

  -- price;

  -- functionality;

  -- time-to-market; and

  -- reputation.

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

   The ability of the Company to compete successfully in the rapidly evolving area of high performance integrated circuit technology depends on factors both within and outside its control, including:

  -- success in designing and subcontracting the manufacture of new products that implement new technologies;

  -- protection of Company products by effective utilization of intellectual property laws;

  -- product quality;

  -- reliability;

  -- price;

  -- efficiency of production;

  -- the pace at which customers incorporate the Company's integrated circuits into their products;

  -- success of competitors' products; and

  -- general economic conditions.

Backlog

   As of December 31, 1999, the Company's backlog was $21.7 million, as compared to $14.0 million as of December 31, 1998. Backlog represents firm orders anticipated to be shipped within the next 12 months. The Company's business and, to a large extent, that of the entire semiconductor industry is characterized by short-term order and shipment schedules. Since orders constituting the Company's current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty, backlog is not necessarily an indication of future revenue.

Employees

   As of December 31, 1999, the Company had 203 full time employees. The Company's employees are not represented by any collective bargaining agreement, and the Company has never experienced a work stoppage. The Company believes that its employee relationships are good.

ITEM 2. PROPERTIES

Facilities

   The Company's headquarters are located in a suburban office park in Shelton, Connecticut, where it leases approximately 60,000 square feet in a four-story office building. Product development and all final inspection, shipping, marketing and administration activities are located at this facility. Approximately 90% of the existing space is fully utilized and the Company expects to lease additional space in 2000. The lease is due to expire in November 2007. The Company also leases approximately 1,200 square feet in Raleigh, North Carolina where additional product development efforts take place. In September 1997, the Company leased approximately 3,200 square feet in Stoneham, Massachusetts for product development and sales support. The Company leases a 1,400 square foot sales and support facility in San Jose, California. The Company also maintains a small sales office in Brussels, Belgium. In January 1997, the Company opened a new leased facility of 2,000 square feet in Taipei, Taiwan for product development and sales support, and in May 1998, the Company opened a 5,000 square-foot facility in New Delhi, India for product development.

ITEM 3. LEGAL PROCEEDINGS

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

   No matters were submitted to a vote of security holders during the three months ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's Common Stock has been quoted on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "TXCC" since its initial public offering on June 14, 1995. The following table sets forth, for the periods indicated, the range of quarterly high and low sale information for the Company's Common Stock as reported on the Nasdaq National Market:

                                                                  High     Low
                                                                 Sale(1) Sale(1)
                                                                 ------- -------
   1998
   First Quarter................................................ $ 5.56  $ 3.33
   Second Quarter...............................................   6.83    4.78
   Third Quarter................................................   8.89    5.72
   Fourth Quarter...............................................  20.11    4.89
   1999
   First Quarter................................................ $21.22  $13.22
   Second Quarter...............................................  31.75   15.56
   Third Quarter................................................  43.33   26.83
   Fourth Quarter...............................................  48.41   24.79

--------
(1) Prices adjusted to reflect a 3 for 2 stock split in the form of a dividend on June 8, 1999 and a 3 for 2 stock split in the form of a dividend on January 11, 2000.

   As of February 29, 2000, there were approximately 222 holders of record and approximately 20,000 of beneficial shareholders of the Company's Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

   The selected data presented below under the captions, "Selected Statement of Earnings Data" and Selected Balance Sheet Data" are as of the end of each of the years in the five year period ended December 31, 1999, are derived from the Consolidated Financial Statements of the Company which financial statements have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1999 and 1998 and for each of the years in the three year period ended December 31, 1999 and the reports thereon are included elsewhere in this document.

                                             Year Ended December 31,
                                       --------------------------------------
                                        1999    1998   1997    1996     1995
                                       ------- ------ ------  -------  ------
                                         Amounts presented in thousands,
                                              except per share data
Selected Statement of Earnings Data:
Total revenues........................ $71,407 44,169 27,084   19,650  17,466
Gross profit..........................  46,964 27,524 15,830    5,844  10,071
Net income (loss) (3).................  25,154  6,003 (1,873) (10,077) (1,773)
Diluted income (loss) per share (1)
 (2) (3).............................. $   .62    .18   (.07)    (.38)   (.08)
Shares used in calculation of diluted
 income (loss) per share..............  40,545 33,488 27,342   26,440  22,640

                                                      December 31,
                                          ------------------------------------
                                            1999    1998   1997   1996   1995
                                          -------- ------ ------ ------ ------
Selected Balance Sheet Data:
Cash, cash equivalents and short term
 investments............................. $ 75,317 27,196 21,618 12,688 17,250
Working capital..........................   91,803 33,758 25,648 14,650 21,811
Total assets.............................  159,894 47,809 36,589 23,311 32,670
Stockholders' equity..................... $151,193 40,354 30,161 17,299 26,706

--------
(1) Gives effect to the mandatory conversion of all then outstanding Preferred Stock into 7,009,742 shares of Common Stock on completion of the Company's initial public offering in June 1995.
(2) 1995 through 1999 revised to reflect a 3 for 2 stock split in the form of a dividend on June 8, 1999 and a 3 for 2 stock split in the form of a dividend on January 11, 2000.
(3) During the third quarter of 1999 the Company concluded that it is more likely than not that substantially all of its net deferred tax assets will be realized. Accordingly, the Company reversed the valuation allowance for those deferred tax assets, which resulted in the recording of a net tax benefit of $2.9 million for the year ended December 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. When used in this document, the words, "intend," "anticipate," "believe," "'estimate," "plan" and "'expect" and similar expressions as they relate to the Company are included to identify forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Certain Factors That May Affect Future Results." This discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in this Report at Item 14.

Overview

   TranSwitch Corporation commenced its operations in April 1988. Since incorporation, TranSwitch has designed, sourced and marketed high-speed VLSI semiconductor devices for public and private network applications worldwide. TranSwitch shipped its first product in 1990 and has increased its volume of shipments over the last ten years. TranSwitch's product development efforts have been focused on devices that meet the needs of public and private network telecommunications and data communications equipment providers that serve the worldwide public network, Internet and corporate wide area network markets. The Company's devices are compliant with established standards in these markets, including SONET/SDH, asynchronous and ATM.

   The Company derives its revenues from product sales principally to domestic and international telecommunications and data communications equipment OEMs and to distributors. Revenues are recognized on product shipment. Agreements with certain distributors provide price protection and return and allowance rights. In certain cases, the Company works with network equipment OEMs during their system design phase with the goal of having TranSwitch's products designed into the OEMs' products. The Company's sales cycle often extends over more than one year because of the long lead times between the OEM's design to the start of volume shipments. The Company incurs product research and development expenses well before the generation of substantial revenues from product sales to OEMs. A significant portion of the Company's total revenues has been, and is anticipated to be, derived from foreign sales. All foreign sales are currently denominated in U.S. dollars. The Company's cost of revenues consists primarily of the purchase cost of finished VLSI devices produced by third party semiconductor manufacturers and amortization of product licenses. The Company intends to continue to outsource all of its VLSI device fabrication requirements.

   As of December 31, 1999, the Company had retained earnings of $1.2 million. The Company's operating results are subject to quarterly and annual fluctuations as a result of several factors that could materially and adversely affect profitability. These factors include, among others:

  --the timing and cancellations of the Company's customers' orders;

  --market acceptance of products of both the Company and its customers;

  --the level of orders that are received and can be shipped in a quarter;

  --the timing and provision of price protection and returns from the Company's distributors;

  --availability and cost of semiconductor foundry capacity and materials;

  --fluctuations in manufacturing yields;

  --changes in product mix;

  --the Company's ability to introduce new products and technologies on a timely basis;

  --the introduction of products and technologies by the Company's competitors;

  --the timing of the Company's investments in research and development;

  --whether TranSwitch's customers purchase through a distributor or directly from the Company;

  --competitive pressures on selling prices; and

  --general economic conditions.

Results of Operations

 Years Ended December 31, 1999, 1998 and 1997

   Total Revenues. In 1999, the Company reported revenues of $71.4 million an increase of 61.5% over 1998. The increase was driven by the strength in the Company's Asynchronous and ATM product lines. In 1998, the Company reported revenues of $44.2 million, an increase of 63.1% over 1997 where revenues were $27.1 million. The increase was primarily driven by the strength in the Company's SONET product lines. The Company did not derive any revenue in 1999 or 1998 attributable to product license and royalty fees.

   In 1999, Insight Electronics, Inc. and Arrow Electronics, distributors for the Company accounted for 34% and 19% of revenue, respectively. End users Lucent Technologies, Inc. Tellabs Operations, Inc., and Nortel Communications accounted for 16%, 13% and 13% of total revenues, respectively in 1999. In 1998, Insight Electronics, Inc., Columbia Technology (both distributors selling to various end users, none of which comprise more than 10% of the Company's total revenues) and Tellabs Operations, Inc. accounted for 20%, 15% and 21% of total revenues, respectively.

   Foreign sales, consisting primarily of sales to customers in Europe, the Middle East and the Far East, constituted 30%, 46% and 33% of total revenues in 1999, 1998 and 1997, respectively.

   Gross profit. Gross margin in 1999 increased to 65.8% from 62.3% in 1998. The increase in gross margin from 1998 is primarily a result of the continued reduction in costs of products achieved by meeting higher volume milestones established by its foundries. Gross margin in 1998 increased to 62.3% from 58.4% in 1997. The increase in gross margin from 1998 is primarily a result of the reduction in costs of products, achieved by meeting higher volume milestones established by its foundries.

   In 1999, gross profit increased to $47.0 million from $27.5 million in 1998, a function of the continued increase in overall volume and the improvement in the gross margin. In 1998, gross profit increased to $27.5 million from $15.8 million in 1997, a function of the increase in overall volume and the improvement in the gross margin over 1997.

   Research and development. In 1999, research and development expenses were $14.0 million, or 19.6% of total revenues, an increase of 26.8% over 1998 expenditures. In 1998, research and development expenses were $11.1 million, or 25.0% of total revenues, an increase of 20.2% over 1997 expenditures of $9.2 million or 33.9% of total revenues. The increases were primarily attributable to increases in staff and in non-recurring engineering charges related to the introduction of new products during 1999 and 1998. The Company believes that the continued introduction of new products is essential to its competitiveness and is committed to continuing its investment in research and development. The Company believes that its research and development expenses will increase in absolute dollars in the future as it continues to add products to all of its product lines.

   Marketing and sales. In 1999, marketing and sales expenses increased 37.9% to $12.0 million, and represented 16.8% of total revenues. In 1998, marketing and sales expenses increased 30.2% to $8.7 million or 19.7% of total revenues over 1997 expenses of $6.7 million or 24.7% of total revenues. The increases were the result of the increase in variable cost of commissions on the increased total revenues and additional staff in 1999 and 1998. The Company anticipates that it will continue to incur higher marketing and sales expenses in absolute dollars as it expands its marketing and sales efforts.

   General and administrative. In 1999, general and administrative expenses increased 34.1% over 1998 to $3.4 million, or 4.7% of total revenues. In 1998, general and administrative expenses increased 10.0% over 1997 to $2.5 million, or 5.7% of total revenues over 1997 expenses of $2.3 million or 8.5% of total revenues. The increase in the overall expenses was the result of TranSwitch's continued investment in the general and administrative area.

Income taxes

   During the third quarter of 1999, the Company concluded that it is more likely than not that substantially all of its net deferred tax assets will be realized. Accordingly, the Company reversed its valuation allowance for net deferred tax assets, which contributed to the resulting of a net tax benefit of $2.9 million for the year ended December 31, 1999. The resulting 1999 effective tax rate of (13%) compares to a 4.5% tax rate for 1998. The 1998 tax rate was attributable primarily to state taxes. For 2000, the Company expects the effective tax rate to approximate 38%.

Liquidity and Capital Resources

   The Company has financed its operations and met its capital requirements since it was incorporated in 1988 primarily through private placements of preferred stock, borrowings from a working capital line of credit and equipment financing line of credit from Silicon Valley Bank, an initial public offering of its common stock in June 1995 and cash generated from its operations. In October 1997, the Company received net proceeds of $13.7 million in cash in connection with a private placement of its Series A Convertible Preferred Stock. All such shares had been converted into shares of common stock as of September 30, 1998. On February 9, 1999 and March 16, 1999, the Company completed a follow-on public offering and raised $68.4 million, net of commissions, and issued 4,398,750 million shares of its common stock (adjusted for a 3 for 2 stock split on June 8, 1999 and a 3 for 2 stock split on January 11, 2000).

   The Company's principal sources of liquidity as of December 31, 1999 consisted of $75.3 million in cash, cash equivalents and short-term investments, $36.0 million in long term investments and $10.0 million available under the Company's working capital line of credit and equipment line of credit provided by Silicon Valley Bank. As of December 31, 1999 the Company had no outstanding balance under these lines of credit. Pursuant to the working capital and equipment financing agreements with Silicon Valley Bank, the Company is restricted from further pledging its assets or granting additional security interests in such assets.

   In 1999, the Company generated $17.3 million in cash from its operations, the result of net income of $25.2 million, $3.2 million of depreciation and amortization and $0.1 million of non-cash expense, offset by a net increase of $4.9 million in deferred income taxes and $6.2 million in working capital. In 1998, the Company generated $6.7 million in cash from operating activities, the result of a net income of $6.0 million, $2.4 million for depreciation and amortization and non-cash expense of $0.4 million, offset by an increase in working capital of $2.1 million.

   Net cash provided by financing activities consists of proceeds from the exercise of stock options and warrants of $7.1, $3.9 and $0.7 million in 1999, 1998 and 1997, respectively, and net proceeds from the issuance of preferred stock of $13.7 million in 1997 and a follow on public offering in 1999 of $68.4 million, net of commissions.

   The Company believes that its existing cash resources and cash generated from operations, will fund necessary purchases of capital equipment and provide adequate working capital through the end of 2000.

However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms favorable or acceptable to the Company, if at all.

   Inflation has not had a significant impact on the Company's operations.

Certain Factors That May Affect Future Results

   From time to time, information provided by the Company, statements made by its employees, or information included in its filings with the Securities and Exchange Commission (including this Form 10-K) may contain statements that are not historical facts, so-called "forward-looking statements," which involve risks and uncertainties. Such forward-looking statements are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements in "Item 1. Business" relating to product introductions and the availability of third party VLSI fabrication facilities, in "Item 2. Properties" concerning the adequacy of the Company's current facility space, and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to total revenues, the anticipated level of foreign sales, anticipated increases in research and development and sales and marketing expenses and the availability of capital for working capital and for the purchase of capital equipment, may be forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time-to-time in the Company's filings with the Securities and Exchange Commission.

   Potential Fluctuations in Operating Results. The Company's quarterly and annual operating revenues, expenses and operating results may fluctuate due to a number of factors including:

  --the timing and cancellation of customer orders;

  --market acceptance of the Company's and customers' products;

  --competitive pressures on selling prices; and

  --general economic conditions.

   Management of Growth and Dependence on Key Personnel. TranSwitch must attract and retain highly qualified and well-trained personnel, including senior managers. Competition for such employees is intense, and it may become increasingly difficult for the Company to hire and retain such personnel.

   TranSwitch Depends on a Few Outside Fabrication Facilities. The Company does not own or operate a Very Large Scale Integrated (VLSI) circuit fabrication facility, and depends upon three foundries for most of its semiconductor device requirements. The Company cannot be certain that it will be able to renew or maintain contracts with these foundries on terms as favorable as current contract terms. There are other significant risks associated with reliance on a few outside foundries, including:

  --the lack of assured semiconductor wafer supply and control over delivery schedules;

  --the unavailability of, or delays in obtaining access to, key process technologies; and

  --limited control over quality assurance, manufacturing yields and production costs.

   Dependence on Telecommunications, Internet and Wide Area Communications Markets. The Company derives virtually all of its product revenues from sales of products for the telecommunications, Internet and wide area communications markets, which are characterized by intense competition, rapid technological change and short product life cycles. Although the telecommunications, Internet and wide area communications equipment markets have grown rapidly in the last few years, they may not continue to grow, or a significant slowdown in these markets may occur.

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

   TranSwitch's Success Depends on Intellectual Property. The Company's success depends in part on its ability to obtain patents and licenses and to preserve other intellectual property rights covering its products and development and testing tools. The Company cannot ensure that:

  --patents be will issued from currently pending or future applications;

  -- its existing patents or any new patents will be sufficient in scope or strength to provide meaningful protection or any commercial advantage;

  --foreign intellectual property laws will protect the Company's intellectual property rights; or

  -- others will not independently develop similar products, duplicate the Company's products or design around any patents issued to the Company.

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

   Year 2000 update. To date the Company has not experienced any disruptions either internally or externally from its suppliers, service providers or customers that could be attributed to the Year 2000 computer issues. Total expenditures, exclusive of software and systems that are being replaced or upgraded in the normal course of business, was approximately $120,000, which is consistent with prior estimates.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this Item is incorporated herein by reference to the information in the sections entitled "Election of Directors," "Occupations of Directors and Executive Officers," and "Compensation and Other Information Concerning Directors and Officers" contained in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this Item is incorporated herein by reference to the information in the section entitled "Compensation and Other Information Concerning Directors and Officers" contained in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item is incorporated herein by reference to the information in the section entitled "Management and Principal Stockholders" contained in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item is incorporated herein by reference to the information in the section entitled "Compensation and Other Information Concerning Directors and Executive Officers" contained in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.Consolidated Financial Statements

     For the following financial information included herein, see Index on page F-1:

      Independent Auditors' Report.

      Consolidated Balance Sheets as of December 31, 1999 and December 31,
       1998.

      Consolidated Statements of Operations for each of the years in the three year period ended December 31, 1999.

      Consolidated Statements of Stockholders' Equity (Deficit) for each of the years in the three year period ended December 31, 1999.

      Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 1999.

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

    3.  Exhibits

   Exhibit
   Number                                Description
   -------                               -----------
   3.1*      Amended and Restated Certificate of Incorporation of the Company

   3.2*      By-laws, as amended and restated, of the Company

   4.1*      Specimen certificate representing the Common Stock

  10.1*      1989 Stock Option Plan

  10.2++     Third Amended and Restated 1995 Stock Plan as amended

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

 #10.11*     Agreement with Texas Instruments Incorporated

  10.12*     Authorized Distributor Agreement with Insight Electronics, Inc.

  10.13*     Development Agreement with Connecticut Innovations, Incorporated

  10.14***** Lease Agreement, as amended, with Robert D. Scinto

  10.15++++  Amended and Restated Promissory Note (Working Capital Line of
             Credit) with Silicon Valley Bank

  10.16++++  Amended and restated Promissory Note (Equipment Line of Credit)
             with Silicon Valley Bank

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

  10.21*     OEM Agreement for Acquisition of IBM Products with International
             Business Machines Corporation

 #10.22*     License Agreement with StrataCom, Inc.

 #10.23****  Agreement with Texas Instruments Incorporated

 #10.24****  Integrated Circuit Foundry Agreement with Texas Instruments
             Incorporated

  10.25++++  Silicon Valley Bank Sixth Loan Modification Agreement

  10.26++++  Silicon Valley Bank Negative Pledge Agreement

  21.1++++   Subsidiaries of the Company

  23.1**     Consent of KPMG LLP

  27.1**     Financial Data Schedule

--------
#    Confidential treatment obtained as to certain portions.
* Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-91694) and incorporated herein by reference.

+ Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (File No. 333-40897) and incorporated herein by reference.
++ Previously filed as an exhibit to the Company's Definitive Proxy Statement on Schedule 14A dated April 26, 1999 and incorporated herein by reference.
+++ Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.
++++ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated by reference.
**   Filed herewith.
*** Previously filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 33-94324) and incorporated herein by reference.
**** Previously filed as an exhibit to the Company's Annual Report of Form 10-K for the fiscal year ended December 31, 1995
***** Previously filed as an exhibit to the Company's Annual Report on Form 10-
      K for the fiscal year ended December 31, 1997 and incorporated herein by reference.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 1999.

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

   March 29, 2000
                                          TranSwitch Corporation

                                                    /s/ Dr. Santanu Das
                                          By: _________________________________
                                                      Dr. Santanu Das
                                                   Chairman of the Board,
                                               President and Chief Executive
                                                          Officer

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

          Name and Signature                    Title(s)                 Date
          ------------------                    --------                 ----
       /s/ Dr. Santanu Das             Chairman of the Board,       March 29, 2000
______________________________________  President, and Chief
           Dr. Santanu Das              Executive Officer
                                        (principal executive
                                        officer)
      /s/ Michael F. Stauff            Senior Vice President,       March 29, 2000
______________________________________  Chief Financial Officer
          Michael F. Stauff             and Treasurer (principal
                                        financial and accounting
                                        officer)
     /s/ Alfred R. Boschulte           Director                     March 29, 2000
______________________________________
         Alfred R. Boschulte
   /s/ Dr. Steward S. Flaschen         Director                     March 29, 2000
______________________________________
       Dr. Steward S. Flaschen
     /s/ Dr. Ljubomir Micic            Director                     March 29, 2000
______________________________________
          Dr. Ljubomir Micic

          Name and Signature                    Title(s)                 Date
          ------------------                    --------                 ----
       /s/ James M. Pagos              Director                     March 29, 2000
______________________________________
            James M. Pagos
   /s/ Dr. Albert E. Paladino          Director                     March 29, 2000
______________________________________
        Dr. Albert E. Paladino
      /s/ Erik van der Kaay            Director                     March 29, 2000
______________________________________
          Erik van der Kaay

                                                                     SCHEDULE II

                             TranSwitch Corporation

                       Valuation and Qualifying Accounts
                                 (in thousands)

                                             Additions
                                        -------------------
                                                                       Balance
                             Balance at Changes to Charges             at End
                             Beginning  Costs and  to Other              of
Description                  of Period   Expenses  Accounts Deductions Period
-----------                  ---------- ---------- -------- ---------- -------
Year ended December 31,
 1999:
Allowance for losses on:
  Accounts receivable.......  $   261     $   47     $--     $    (14) $   294
  Inventory.................    1,543        539      --         (563)   1,519
Deferred tax valuation
 allowance..................   14,825        --       --      (13,992)     833
                              -------     ------     ----    --------  -------
                              $16,629     $  586     $--     $(14,569) $ 2,646
                              =======     ======     ====    ========  =======
Year ended December 31,
 1998:
Allowance for losses on:
  Accounts receivable.......  $   218     $   50     $--     $     (7) $   261
  Inventory.................    1,278        503      --         (238)   1,543
Deferred tax valuation
 allowance..................   14,867        --       --          (42)  14,825
                              -------     ------     ----    --------  -------
                              $16,363     $  553     $--     $   (287) $16,629
                              =======     ======     ====    ========  =======
Year ended December 31,
 1997:
Allowance for losses on:
  Accounts receivable.......  $   140     $  100     $--     $    (22) $   218
  Inventory.................    1,196        121      --          (39)   1,278
Deferred tax valuation
 allowance..................   13,384      1,483      --          --    14,867
                              -------     ------     ----    --------  -------
                              $14,720     $1,704     $--     $    (61) $16,363
                              =======     ======     ====    ========  =======

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Independent Auditors' Report.............................................  F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998.............  F-3

Consolidated Statements of Operations for Each of the Years in the Three-
 Year Period ended December 31, 1999.....................................  F-4

Consolidated Statements of Stockholders' Equity for Each of the Years in
 the Three-Year Period ended December 31, 1999...........................  F-5

Consolidated Statements of Cash Flows for Each of the Years in the Three-
 Year Period ended December 31, 1999.....................................  F-6

Notes to Consolidated Financial Statements...............................  F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
TranSwitch Corporation:

   We have audited the accompanying consolidated balance sheets of TranSwitch Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TranSwitch Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

Stamford, Connecticut
January 27, 2000

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets
                       (in thousands, except share data)
                           December 31, 1999 and 1998

                                                                1999    1998
                                                              -------- -------
                           ASSETS
                           ------
Current assets:
  Cash and cash equivalents.................................. $ 55,264  24,243
  Short-term investments.....................................   20,053   2,953
  Accounts receivable, less allowance for doubtful accounts
   of $294 in 1999 and $261 in 1998..........................   12,368   7,624
  Inventories................................................    7,900   5,476
  Prepaid expenses and other current assets..................    4,919     917
                                                              -------- -------
    Total current assets.....................................  100,504  41,213
Investments..................................................   36,003     --
Property and equipment, net..................................    7,118   5,143
Deferred taxes--non-current..................................   11,567     --
Product licenses, net........................................    1,657   1,142
Other assets.................................................    3,045     311
                                                              -------- -------
    Total assets............................................. $159,894  47,809
                                                              ======== =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Current liabilities:
  Accounts payable........................................... $  3,700   2,858
  Accrued expenses...........................................    1,454   1,218
  Accrued compensation.......................................    1,628   1,366
  Sales allowance reserve....................................    1,494   1,049
  Warranty reserve...........................................      425     661
  Product license fee payable, current portion...............      --      303
                                                              -------- -------
    Total current liabilities................................    8,701   7,455
Commitments and contingencies (note 11)
Stockholders' equity:
  Common stock $.001 par value; authorized 100,000,000
   shares; issued and outstanding 39,266,465 shares in 1999;
   and 33,026,696 shares in 1998.............................       39      33
  Additional paid-in capital.................................  149,958  64,279
  Retained earnings (accumulated deficit)....................    1,196 (23,958)
                                                              -------- -------
    Total stockholders' equity...............................  151,193  40,354
                                                              -------- -------
    Total liabilities and stockholders' equity............... $159,894  47,809
                                                              ======== =======

          See accompanying notes to consolidated financial statements.

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Operations
                    (in thousands, except per share amounts)

                                                         Year ended December
                                                                 31,
                                                        -----------------------
                                                         1999     1998    1997
                                                        -------  ------  ------
Revenues:
  Product revenues, net................................ $71,407  44,169  26,930
  Research and development contracts...................     --      --      154
                                                        -------  ------  ------
    Total revenues.....................................  71,407  44,169  27,084
Cost of revenues.......................................  24,443  16,645  11,254
                                                        -------  ------  ------
Gross profit...........................................  46,964  27,524  15,830
                                                        -------  ------  ------
  Operating expenses:
  Research and development.............................  14,014  11,053   9,194
  Marketing and sales..................................  11,979   8,699   6,681
  General and administrative...........................   3,374   2,516   2,288
                                                        -------  ------  ------
    Total operating expenses...........................  29,367  22,268  18,163
                                                        -------  ------  ------
Operating income (loss)................................  17,597   5,256  (2,333)
                                                        -------  ------  ------
Interest income (expense):
  Interest income......................................   4,667   1,121     641
  Interest expense.....................................      (2)    (90)   (181)
                                                        -------  ------  ------
    Interest income, net...............................   4,665   1,031     460
                                                        -------  ------  ------
Income (loss) before income taxes......................  22,262   6,287  (1,873)
Income tax (benefit) expense...........................  (2,892)    284     --
                                                        -------  ------  ------
Net income (loss)...................................... $25,154   6,003  (1,873)
                                                        =======  ======  ======
Basic earnings (loss) per share (note 9)............... $  0.66    0.19   (0.07)
                                                        =======  ======  ======
Diluted earnings (loss) per share (note 9)............. $  0.62    0.18   (0.07)
                                                        =======  ======  ======


          See accompanying notes to consolidated financial statements.

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity
                       (in thousands, except share data)

                                                                     Retained
                            Common stock    Convertible Additional   earnings
                          -----------------  preferred   paid-in   (accumulated
                            Shares   Amount    stock     capital     deficit)    Total
                          ---------- ------ ----------- ---------- ------------ --------
Balance at December 31,
 1996...................  26,803,094  $ 27    $   --     $ 45,360    $(28,088)  $ 17,299
Shares of common stock
 issued in connection
 with the exercise of
 stock options and
 warrants, and the stock
 purchase plan..........     913,017   --         --          699         --         699
Issuance of convertible
 preferred stock, net of
 issuance costs.........         --    --      12,886         770         --      13,656
Deemed dividend on
 convertible preferred
 stock..................         --    --       1,471      (1,471)        --         --
Compensation related to
 issuance of stock
 options................         --    --         --          380         --         380
Net loss................         --    --         --          --       (1,873)    (1,873)
                          ----------  ----    -------    --------    --------   --------
Balance at December 31,
 1997...................  27,716,111    27     14,357      45,738     (29,961)    30,161
Shares of common stock
 issued in connection
 with the exercise of
 stock options and the
 stock purchase plan....   1,758,341     2        --        3,877         --       3,879
Deemed dividend on
 convertible preferred
 stock..................         --    --         143        (143)        --         --
Issuance costs for
 convertible preferred
 stock..................         --    --         --          (75)        --         (75)
Shares of common stock
 issued upon conversion
 of preferred stock.....   3,552,245     4    (14,500)     14,498         --           2
Compensation related to
 issuance of stock
 options................         --    --         --          384         --         384
Net income..............         --    --         --          --        6,003      6,003
                          ----------  ----    -------    --------    --------   --------
Balance at December 31,
 1998...................  33,026,696    33        --       64,279     (23,958)    40,354
Shares of common stock
 issued in connection
 with the exercise of
 stock options and the
 stock purchase plan....   1,841,019     2        --        7,103         --       7,105
Shares of common stock
 issued in connection
 with follow-on public
 offering...............   4,398,750     4        --       68,177         --      68,181
Tax benefits on stock
 options................         --    --         --        8,266         --       8,266
Reversal of deferred tax
 asset valuation
 allowance relating to
 tax benefits on stock
 options................         --    --         --        2,000         --       2,000
Compensation related to
 issuance of stock
 options................         --    --         --          133         --         133
Net income..............         --    --         --          --       25,154     25,154
                          ----------  ----    -------    --------    --------   --------
Balance at December 31,
 1999...................  39,266,465  $ 39    $   --     $149,958    $  1,196   $151,193
                          ==========  ====    =======    ========    ========   ========  ===

          See accompanying notes to consolidated financial statements.

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                    Years ended December 31,
                                                    --------------------------
                                                      1999     1998     1997
                                                    --------  -------  -------
Cash flows from operating activities:
  Net income (loss)................................ $ 25,154  $ 6,003  $(1,873)
                                                    --------  -------  -------
  Adjustments required to reconcile net income
   (loss) to cash flows from operating activities:
    Depreciation and amortization..................    3,204    2,445    1,807
    Deferred income taxes..........................   (4,945)     --       --
    Stock compensation expense.....................      133      384      380
  Changes in assets and liabilities:
    (Increase) in accounts receivable..............   (4,744)  (3,096)  (1,635)
    (Increase) in inventories......................   (2,424)    (664)  (1,288)
    (Increase) in prepaids and other current
     assets........................................   (1,903)    (413)    (510)
    Increase (decrease) in accounts payable........      842    1,508     (455)
    Increase in accrued expenses and other current
     liabilities...................................    2,016      564    1,598
                                                    --------  -------  -------
      Total adjustments............................   (7,821)     728     (103)
                                                    --------  -------  -------
      Net cash provided by (used in) operating
       activities..................................   17,333    6,731   (1,976)
                                                    --------  -------  -------
Cash flows from investing activities:
  Purchases of product licenses....................   (1,000)    (550)      (3)
  Capital expenditures.............................   (4,694)  (3,364)  (2,719)
  Purchase of other investment.....................   (2,499)     --       --
  Purchases of held to maturity investments........  (98,790)  (6,405)  (8,615)
  Proceeds from maturities of investments..........   45,688    4,562   16,282
                                                    --------  -------  -------
      Net cash provided by (used in) investing
       activities..................................  (61,295)  (5,757)   4,945
                                                    --------  -------  -------
Cash flows from financing activities:
  Payments on product license obligations..........     (303)  (1,045)    (727)
  Proceeds from the exercise of stock options and
   warrants........................................    7,105    3,881      699
  Proceeds from the issuance of common stock, net
   of issuance costs...............................   68,181      --       --
  Proceeds from the issuance of convertible
   preferred stock, net of issuance costs..........      --       (75)  13,656
                                                    --------  -------  -------
      Net cash provided by financing activities....   74,983    2,761   13,628
                                                    --------  -------  -------
Increase in cash and cash equivalents..............   31,021    3,735   16,597
Cash and cash equivalents at beginning of year.....   24,243   20,508    3,911
                                                    --------  -------  -------
Cash and cash equivalents at end of year........... $ 55,264  $24,243  $20,508
                                                    ========  =======  =======
Supplemental disclosure of cash flows information:
  Cash paid for interest........................... $     33  $   109  $   181
  Cash paid for income taxes....................... $    453  $   214  $    30
  Tax benefit realized from exercise of stock
   options......................................... $  8,266  $   --   $   --

          See accompanying notes to consolidated financial statements.

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (in thousands, except share and per share amounts)
                          December 31, 1999 and 1998

(1) Summary of Significant Accounting Policies

 Description of Business

   TranSwitch Corporation (the "Company") was incorporated in Delaware on April 26, 1988. The Company has three wholly-owned subsidiaries: TranSwitch Europe N.V./S.A. in Brussels, Belgium, TranSwitch India Private Limited in New Delhi, India and TranSwitch S.A. in Lausanne, Switzerland. The Company designs, develops, markets and supports highly integrated digital and mixed-signal semiconductor solutions for the telecommunications and data communications markets.

 Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

 Reclassifications

   Certain prior year amounts have been reclassified to conform with the current year's presentation.

 Cash Equivalents

   Cash equivalents of $44,119 and $13,262 at December 31, 1999 and 1998, respectively, consist of certificates of deposit, U.S. Treasury Bills, commercial paper and U.S. Agency notes. For purposes of the statements of cash flows, the Company considers all certificates of deposit, U.S. Treasury Bills, commercial paper and U.S. Agency notes with original maturities of three months or less to be cash equivalents.

 Investments

   The Company's investments comprise U.S. Treasury Bills, commercial paper, and corporate debt securities. Investments with maturities of less than one year are considered short-term. Long-term investments consist of the same mix of securities with maturity dates greater than one year from the balance sheet date. The Company classifies its securities as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the securities to maturity. These securities are recorded at amortized cost.

 Fair Value of Financial Instruments

   The carrying amounts for cash and cash equivalents, short-term investments, and accounts receivables, net, approximate fair value because of the short maturities of these instruments.

 Inventories

   Inventories are carried at the lower of cost (on a first-in, first-out basis) or estimated net realizable value.

 Property and Equipment

   Property and equipment are carried at cost less accumulated depreciation. Depreciation of property and equipment is provided on the half-year convention method based on the related assets' estimated useful lives,

                    TRANSWITCH CORPORATION AND SUBSIDIARIES
ranging from three to seven years. Depreciation of semiconductor tooling costs is provided on the straight-line method using the lesser of three years or the estimated life of the related semiconductor it produces. Repairs and maintenance are charged to operations as incurred.

 Product Licenses

   Product licenses are amortized over the lesser of the Company's estimated product sales volume or the straight-line method over three to five years. Amortization expense is included in cost of revenues.

   Subsequent to its acquisition, the Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of a product license may warrant revision or that the remaining balance of a product license may not be recoverable. When factors indicate that a product license should be evaluated for possible impairment, the Company uses an estimate of the related product license's undiscounted future cash flows over the remaining life of the asset in measuring whether the product license is recoverable. Any impairment is measured against discounted cash flows.

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

 Software Development Costs

   Software development costs, which are required to be capitalized pursuant to Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," have not been material to the Company to date.

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

 Income Taxes

   Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in enacted tax is recognized in income in the period that includes the enactment date.

 Earnings per Share

   Basic earnings per share are based upon the weighted average common shares outstanding during the period. Diluted earnings per share assume exercise of stock options outstanding and full conversion of convertible preferred stock into common stock at the beginning of the period or the date of issuance, unless they are antidilutive.

   Share and per-share data reflect the three-for-two stock split effective June 8, 1999 and the three-for-two stock split effective January 10, 2000. All amounts have been retroactively restated for both stock splits.

 Foreign Currency Translation Adjustment

   All of the Company's international subsidiaries use their local currency as their functional currency. Therefore, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments have been immaterial.

 Use of Estimates

   Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

 Accounting Changes

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. We will adopt SFAS No. 133, as amended, beginning January 1, 2001. The Company has not yet made a determination of the impact of this accounting standard on its financial position or results of operations.

(2) Investments

   Long-term investments are carried at cost.

   Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable.

   The Company places its cash primarily in market interest rate accounts. The Company, by policy, limits the amount of credit exposure to any one financial institution or commercial issuer.

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

   The following table summarizes the Company's investment in securities at December 31, 1999:

                                                   Gross      Gross
                                       Amortized Unrealized Unrealized  Fair
                                         Cost      Gains     (Losses)   Value
                                       --------- ---------- ---------- -------
   Money market & CD's................ $  5,561     $  6      $ --     $ 5,567
   U.S Gov. & agency obligations......   12,265      --         (74)    12,191
   Corporate bonds & commercial
    paper.............................   82,349      --        (255)    82,094
                                       --------     ----      -----    -------
       Total.......................... $100,175     $  6      $(330)   $99,851
                                       ========     ====      =====    =======
   Reported as :
     Cash Equivalents................. $ 44,119
     Short--term investments..........   20,053
     Long--term investments...........   36,003
                                       --------
       Total.......................... $100,175
                                       ========

(3) Inventories

   The components of inventories at December 31, 1999 and 1998 follow:

                                                                     1999  1998
                                                                    ------ -----
       Raw materials............................................... $1,017   947
       Work in process.............................................  1,121   809
       Finished goods..............................................  5,762 3,720
                                                                    ------ -----
         Total inventories......................................... $7,900 5,476
                                                                    ====== =====

(4) Property and Equipment, Net

   The components of property and equipment, net, at December 31, 1999 and 1998 follow:

                                                  Estimated
                                                    useful
                                                    lives      1999     1998
                                                  ---------- --------  ------
       Purchased computer software............... 3 years    $  6,467   4,732
       Equipment................................. 3-7 years     7,439   5,383
       Semiconductor tooling..................... 3 years       1,077     998
       Furniture................................. 3-7 years     1,596   1,120
       Leasehold improvements.................... Lease term      563     196
       Construction in progress..................                 321     353
                                                             --------  ------
                                                               17,463  12,782
       Less accumulated depreciation and
        amortization.............................             (10,345) (7,639)
                                                             --------  ------
       Property and equipment, net...............            $  7,118   5,143
                                                             ========  ======

(5) Product Licenses, Net

   From time to time, the Company will acquire the rights to certain technology for use in the manufacture of new products. During 1999 and 1998, the Company capitalized $1,000 and $550, respectively, in connection with the acquisition of selected technologies.

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

   Product licenses, net, amounted to $1,657 and $1,142 at December 31, 1999 and 1998, respectively. Amortization of product licenses amounted to $485, $408, and $257 in 1999, 1998 and 1997, respectively.

(6) Segment Reporting

   In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires that certain selected information about operating segments be reported in interim financial reports. It also establishes standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is our Chief Executive Officer. SFAS No. 131 differs from the previous accounting standard SFAS No. 14, which required companies to disclose certain financial information about an industry segment in which they operate. Under both SFAS No. 14 and SFAS No. 131, we have one segment: Communication Semiconductor Products.

 Products and Services

   TranSwitch products are Very Large Scale Integrated (VLSI) semiconductor solutions that provide core functionality for communications network equipment. The integration of various technologies and standards in these solutions result in a homogeneous product line for management and measurement purposes.

 Information about Geographic Areas

   The following revenues from external customers is based on the geographic location of the Company's customers. All product sales to foreign customers are exported from the United States and are denominated in U.S. dollars.

                                                           Years Ended December
                                                                    31,
                                                           ---------------------
                                                            1999    1998   1997
                                                           ------- ------ ------
   Revenues:
     United States.......................................  $49,763 23,689 18,059
     Israel..............................................    2,934  5,772    517
     China...............................................    2,358  7,175  1,831
     Other areas.........................................   16,352  7,533  6,677
                                                           ------- ------ ------
       Total revenues....................................  $71,407 44,169 27,084
                                                           ======= ====== ======

   Export revenues represented 30%, 46% and 33% of total revenues in 1999, 1998 and 1997, respectively.

   Long-lived assets of the Company are located in the following areas at December 31, 1999, 1998, and 1997, respectively:

                                                               December 31,
                                                           ---------------------
                                                            1999    1998   1997
                                                           ------- ------ ------
   Long-lived assets:
     United States.......................................   $6,516  4,677  3,499
     Foreign countries...................................      502    466    317
                                                           ------- ------ ------
       Total long-lived assets...........................   $7,118  5,143  3,816
                                                           ======= ====== ======

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

 Information about Major Customers

   The percentage of total revenues attributable to the Company's significant customers for the years ended December 31, 1999, 1998 and 1997 follow:

                              Years Ended December 31,
                             ------------------------------
                               1999       1998       1997
                             --------   --------   --------
   Insight Electronics,
    Inc.(1)................        34%        20%        41%
   Columbia
    Technologies(1)........         *         15%         *
   Tellabs Operations,
    Inc.(2)................        13%        21%        16%
   Lucent Technologies(3)..        16%         *          *
   Northern Telecom(3).....        13%         *          *

--------
(1) Insight Electronics, Inc. and Columbia Technologies are distributors to various end-users, none of which comprised more than 10% of the Company's total revenue during the respective periods.
(2) The Company's sales to Tellabs Operations, Inc. during 1999 were made through Arrow Electronics, Inc., Tellabs' designated distributor. In 1998, sales to Tellabs were made through Reptron Electronics, Inc. and Arrow Electronics, Inc., which are Tellabs' designated distributors. In 1997 and 1996, sales to Tellabs were made through Reptron Electronics, Inc. only. The remaining end users to which Arrow sells do not compromise more than 10% of the Company's end users.
(3) The Company's sales to Lucent Technologies and Northern Telecom consist of direct sales and sales through third party distributors.
 *  Revenues were less than 10% of the Company's total revenues in these years.

(7) Income Taxes

   The components of 1999 and 1998 income before income taxes are as follows:

                                                                  Years Ended
                                                                  December 31,
                                                                 --------------
                                                                  1999    1998
                                                                 ------- ------
   Domestic income.............................................. $22,174 $6,212
   Foreign income...............................................      88     75
                                                                 ------- ------
   Income before income taxes................................... $22,262 $6,287
                                                                 ======= ======

   The provision (benefit) for income taxes is comprised of the following:

                                                     Years Ended December 31,
                                                    -----------------------------
                                                       1999      1998     1997
                                                    ----------  -------- --------
   Federal income taxes
     Current....................................... $    1,581      161     --
     Deferred......................................     (4,682)    (161)    --
   State income taxes
     Current.......................................        434      252     --
     Deferred......................................       (263)     --      --
   Foreign income taxes
     Current.......................................         38       32     --
     Deferred......................................        --       --      --
                                                    ----------  -------  ------
   Income taxes.................................... $   (2,892)     284     --
                                                    ==========  =======  ======

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

   The following table summarizes the differences between the U.S. Federal statutory rate and the Company's effective tax rate for financial statement purposes for the years ended December 31, 1999 and 1998:

                                                              Years Ended
                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------   -------
   U.S federal statutory tax rate..........................     35.0 %    34.0 %
   State taxes.............................................      0.8       4.0
   Utilization of NOL......................................      --      (34.4)
   Change in valuation allowance...........................    (48.2)
   Permanent differences and other.........................     (0.6)      0.9
                                                            --------   -------
   Effective income tax rate...............................    (13.0)%     4.5%
                                                            ========   =======

   The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

                                                              Years Ended
                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------   -------
   Deferred tax assets:
     Property and equipment................................ $    295       160
     Nondeductible reserves................................    2,332     1,710
     Net operating losses..................................    9,215    10,333
     Research and development credit.......................    2,599     2,429
     Other.................................................      354       366
                                                            --------   -------
   Total gross deferred tax assets.........................   14,795    14,998
   Less: valuation allowance...............................     (833)  (14,825)
                                                            --------   -------
   Net deferred tax assets.................................   13,963       173
                                                            --------   -------
   Deferred tax liability--product license.................      (62)     (125)
                                                            --------   -------
   Total deferred taxes, net of valuation allowance........ $ 13,901        48
                                                            ========   =======

   The net change in the total valuation allowance for the year ended December 31, 1999 was a net decrease of approximately $14,000. During 1999, the Company concluded that it is more likely than not that substantially all of its net deferred tax assets will be realized due to the Company's continuing profitability and forecasts of taxable income. Of the $14,000 valuation allowance reversal, approximately $12,000 was recorded as a tax benefit in the statement of operations, and approximately $2,000 as an increase in additional paid in capital, which represents the amount of deferred tax assets generated from the exercise of stock options. Of the remaining valuation allowance of $833, subsequently recognized tax benefits, if any, in the amount of $833 will be applied directly to contributed capital. This amount relates to the tax effect of employee stock option deductions included in the Company's net operating loss ("NOL") carryforward. The deferred tax asset is recorded as both current and non-current in the amounts of $2,334 and $11,567, respectively. The current portion is recorded in other assets.

   At December 31, 1999, the Company had available, for federal income tax purposes, net operating loss (NOL) carryforwards of approximately $23,948 and research and development tax credit carryforwards of approximately $2,599 expiring in varying amounts from 2003 through 2019.

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

   Certain transactions involving beneficial ownership of the Company have occurred which resulted in a stock ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, approximately $21,852 of the Company's NOL carryforward and $1,410 of the Company's research and development tax credit carryforward are subject to these limitations. However, management believes it is more likely than not that the NOL and research and development tax credits will be utilized.

(8)Stockholders' Equity

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

   As of December 31, 1998, all outstanding shares of Series A Stock had been converted into 3,552,199 shares of Common Stock.

 Common Stock

   On February 9, 1999, the Company completed a follow-on public offering of 4,398,750 shares of Common Stock for net proceeds, after issuance costs, of $68,181.

   As previously stated, the Company announced a 3-for-2 stock split which became effective June 8, 1999, as well as a second three-for-two stock split which became effective January 10, 2000. All share and per share amounts reflect both stock splits retroactively.

   The Company, in connection with its May 1999 annual shareholders meeting, received shareholder approval to increase its authorized shares to 100,000,000.

 Stock Based Compensation

 1995 Employee Stock Purchase Plan

   On April 11, 1995, the Company's Board of Directors adopted the 1995 Employee Stock Purchase Plan (the "1995 Purchase Plan") which was approved by the Company's stockholders on April 19, 1995. Under the terms of the 1995 Purchase Plan, all employees of the Company except employees who own five percent or more of Common Stock, may contribute to the plan, up to 5% of their annual compensation toward the

                    TRANSWITCH CORPORATION AND SUBSIDIARIES
purchase of the Company's Common Stock. The Company has reserved 150,000 shares for issuance under the 1995 Purchase Plan. The purchase price per share is the lesser of (a) 85% of the fair market value of the Common Stock on the date of the grant of the option, as defined, or (b) 85% of the fair market value of the Common Stock on the date of exercise of the option, as defined.

 Third Amended and Restated 1995 Stock Plan

   The Third Amended and Restated 1995 Stock Plan (the "Stock Plan") was adopted by the Board of Directors on May 27, 1998. The Stock Plan currently provides for the issuance of a maximum of 7,800,000 shares of the Company's Common Stock pursuant to the grant to employees of incentive stock options and the grant of non-qualified stock options, stock awards or opportunities to make direct purchases of the Company's Common Stock to employees, consultants, directors and executive officers of the Company. The terms of the options granted will be subject to the provisions of the Stock Plan as determined by the Compensation Committee of the Board of Directors. The Stock Plan will terminate ten years after its adoption unless earlier terminated by the Board of Directors.

   As of December 31, 1999 and 1998, 2,321,714 and 729,900 shares, respectively, were available for grant under the Stock Plan.

 1995 Non-Employee Director Stock Option Plan

   The 1995 Non-Employee Director Stock Option Plan (the "Director Plan") was adopted by the Board of Directors on April 11, 1995 and approved by the Company's stockholders on April 19, 1995. The Director Plan provides for the automatic grant of options to purchase shares of Common Stock, up to an aggregate of 525,000 shares, to non-employee directors of the Company on the anniversary date of each individual board member joining the Board of Directors. Upon joining the Company's Board, Directors are granted an option to purchase 18,750 shares, one-third of which vest immediately, one-third after the first year, and the remaining one-third after the second year. Annually thereafter, Directors are granted an option to purchase 14,400 shares which vest fully after one year.

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

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

 Stock Option Information

   Information regarding the Company's stock options is set forth as follows:

                                                    Number of   Weighted average
                                                     options      option price
                                                    ----------  ----------------
   Outstanding at December 31, 1996................  4,052,955      $  2.14
     Granted.......................................  3,012,300         3.23
     Exercised.....................................   (855,405)        0.66
     Canceled...................................... (1,326,639)        3.72
                                                    ----------      -------
   Outstanding at December 31, 1997................  4,883,211         2.54
     Granted.......................................  3,625,343         6.21
     Exercised..................................... (1,707,444)        2.17
     Canceled......................................   (346,395)        3.49
                                                    ----------      -------
   Outstanding at December 31, 1998................  6,454,715         5.29
     Granted.......................................  2,735,058        23.07
     Exercised..................................... (1,821,974)        3.65
     Canceled......................................   (457,763)        9.08
                                                    ----------      -------
   Outstanding at December 31, 1999................  6,910,036      $ 17.52
                                                    ==========      =======

   Options outstanding and exercisable at December 31, 1999 are as follows:

                                  Options outstanding                   Options exercisable
                     ---------------------------------------------- ----------------------------
                                     Weighted
    Range of           Number    Average remaining Weighted average   Number    Weighted average
 exercise prices     outstanding Contractual life   exercise price  Exercisable  exercise price
-------------------  ----------- ----------------- ---------------- ----------- ----------------
$ 0.53   to    3.83   1,189,989        6.60             $ 2.56         534,561       $ 2.51
  4.06   to    5.31   1,264,580        7.81               4.60         361,118         4.55
  5.61   to    8.47   1,549,292        8.60               6.56         293,857         6.63
  8.78   to   17.31     862,650        8.99              15.00          57,474        14.72
 17.39   to   20.22   1,077,450        6.97              18.82             --           --
 21.06   to   29.33     308,775        8.01              24.95           6,250        21.06
 30.00   to   32.67     394,500        6.77              31.53           4,000        30.00
 32.69   to   42.02     262,800        6.27              36.16             --           --
------       ------   ---------        ----             ------       ---------       ------
$ 0.53   to   42.02   6,910,036        7.50             $17.52       1,257,260       $13.25
======       ======   =========        ====             ======       =========       ======

   Stock options expire five or ten years from the date of grant and are generally exercisable ratably over four years from the date of grant.

   In connection with stock options granted in January 1995 through March 31, 1995, the Company recorded deferred compensation expense of $618 for the excess of the deemed value for accounting purposes of the Common Stock issuable upon exercise of such stock options over the aggregate exercise price of such options. The Company is recording compensation expense over the applicable vesting periods (primarily four years). For the years ended December 31, 1999, 1998 and 1997, the Company recorded compensation expense of $77, $155, and $155, respectively, for these options. The value of the deferred compensation is fully amortized as of December 31, 1999.

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

   The Company does not recognize compensation expense relating to employee stock options because the exercise price of the option equals the fair value of the Company's Common Stock on the date of grant. If the Company had determined the compensation based on the fair value of the options on the date of grant in accordance with SFAS No. 123, the pro forma net income (loss) and earnings
(loss) per share would be as follows:

                                                         Years Ended December
                                                                 31,
                                                        ----------------------
                                                         1999    1998   1997
                                                        ------- ------ -------
   Net income (loss)--as reported...................... $25,154 $6,003 $(1,873)
   Net income (loss)--pro forma........................  12,849    590  (4,317)
   Basic earnings (loss) per share--as reported........    0.66   0.19   (0.07)
   Basic earnings (loss) per share--pro forma..........    0.34   0.04   (0.15)
   Diluted earnings (loss) per share--as reported......    0.62   0.18   (0.07)
   Diluted earnings (loss) per share--pro forma........    0.32   0.03   (0.15)

   The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

   As reflected in the pro forma amounts in the preceding table, the average fair value of each option granted in 1999, 1998 and 1997 was $12.31, $7.64, and $3.76, respectively. The fair value of each option granted was estimated on the date of grant using the modified Black-Scholes option pricing model based on the following weighted average assumptions:

                                                               1999  1998  1997
                                                               ----  ----  ----
   Risk-free interest rate....................................  6.7%  5.2%  5.7%
   Expected life in years.....................................  7.2   8.1   7.7
   Expected volatility........................................ 73.0% 68.9% 66.0%
   Expected dividend yield....................................  --    --    --

   For the years ended December 31, 1999, 1998 and 1997, the Company recognized additional compensation expense of $56, $229 and $225 respectively, as required by SFAS No. 123, relating to stock options granted to non-employees.

 Warrants

   Warrants to purchase Common Stock were granted to the original investors in consideration of additional financing and loans, and for services performed by various other parties. The warrants presented in the table below are convertible into Common Stock at a rate of one share of Common Stock for each warrant to purchase Common Stock.

                                                     Warrants--Common Stock
                                                 -------------------------------
                                                 Number of Price per Expiration
                                                 warrants    share      date
                                                 --------- --------- -----------
   Outstanding at December 31, 1996.............  10,434   $.40-1.00 12/96-11/98
     Exercised..................................  (8,038)        --  12/96-11/98
                                                  ------   --------- -----------
   Outstanding at December 31, 1997.............   2,396    .40-1.00 12/96-11/98
     Expired....................................  (2,396)        --          --
                                                  ------   --------- -----------
   Outstanding at December 31, 1998.............     --    $     --          --
                                                  ======   ========= ===========

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

   The Company did not issue any warrants during the year ended December 31, 1999.

(9) Earnings Per Share

   The basic earnings (loss) per share for the years ended December 31, 1999, 1998 and 1997 follows:

                                                          Years Ended December
                                                                   31,
                                                          ---------------------
                                                           1999    1998   1997
                                                          ------- ------ ------
   Net income (loss)..................................... $25,154  6,003 (1,873)
   Average shares (in thousands).........................  38,085 31,334 27,342
   Basic earnings (loss) per share....................... $  0.66   0.19  (0.07)

   Diluted earnings per share for the years ended December 31, 1999 and 1998 follows:

                                                                 Years Ended
                                                                December 31,
                                                               ---------------
                                                                1999    1998
                                                               ------- -------
   Net income................................................. $25,154 $ 6,003
                                                               ======= =======
   Average common shares outstanding for the period (in
    thousands)................................................  38,085  31,334
   Stock options, net of assumed treasury share repurchases
    (in thousands)............................................   2,460   2,154
                                                               ------- -------
   Adjusted average shares outstanding for the period (in
    thousands)................................................  40,545  33,488
                                                               ======= =======
   Diluted earnings per share................................. $  0.62 $  0.18
                                                               ======= =======

   Diluted loss per share amount is not presented for the year ended December 31, 1997 as it is the same as basic. Because the Company recorded a net loss in this year, the assumed exercise of dilutive securities would be antidilutive.

   The weighted average shares of dilutive securities that would have been used to calculate diluted EPS had their effect not been anti-dilutive for the year ended December 31, 1997 are as follows:

   Stock options...................................................... 1,428,452
   Warrants...........................................................     4,397
   Convertible preferred stock........................................   856,569
                                                                       ---------
     Total............................................................ 2,289,418
                                                                       =========

(10) Employee Savings Plan

   On November 21, 1988, the Company established a 401(k) retirement savings plan (the "Plan"). All employees are entitled to contribute from 1% to 15% of their pre-tax income to the Plan, not to exceed the IRS maximum for income deferrals. Each participant may elect to invest their contributions in various established funds, which include money market, fixed income and equity funds. In 1999, the maximum contribution was 20% of pre-tax income subject to IRS limitations. In 1996, the Company began providing matching contributions equal to 50% of the employees' deferred compensation, up to a maximum of 6% . The Company's contribution expense amounted to $307, $230 and $188 for 1999, 1998 and 1997, respectively.

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

(11) Commitments and Contingencies

 Line of Credit

   In July 1999, the Company extended the time frame of its line of credit agreement with Silicon Valley Bank which allows the Company access up to $8,000 for working capital purposes, bearing interest at prime +3/4% due on July 8, 2000, and $2,000 for equipment purchases, bearing interest at prime +1% due on May 31, 2002. The line is unsecured. The Company has a pledge that it will seek Silicon Valley Bank approval prior to allowing another party to secure the Company's assets.

   The agreement contains certain financial restrictions and covenants which, among other things, include provisions for maintaining a minimum amount of cash, net worth and profitability.

   At December 31, 1999 and 1998, no amounts were outstanding under this agreement.

 Development Agreements

   From time to time, the Company has entered into agreements with third parties for the development and/or licensing of products for its manufacture and sale, or the licensing of technology that the Company may use in the manufacture of products, for which royalties are paid based upon actual sales of these products. The Company recognized royalty expense of $680, $673 and $829 in 1999, 1998 and 1997, respectively, under these agreements. These amounts are included in cost of revenues in the consolidated statements of operations.

 Lease Agreements

   Total rental expense under all operating lease agreements aggregated $1,113, $797 and $745 during 1999, 1998 and 1997, respectively. Future minimum operating lease commitments that have remaining, non-cancelable lease terms in excess of one year at December 31, 1999 follow:

   2000.................................................................. $  784
   2001..................................................................    631
   2002..................................................................    595
   2003..................................................................    597
   2004..................................................................    584
   Thereafter............................................................  1,488
                                                                          ------
                                                                          $4,679
                                                                          ======

(12) Subsequent Events

 3-for-2 Stock Split

   On January 10, 2000, the Company issued Common Stock under a stock split declared in December 1999 for holders of record on December 29, 1999. This stock split has been reflected in the per share and outstanding common share amounts.