Form 10-Q
period 2000-03-31
TRANSWITCH CORP /DE
filed 2000-05-09
CIK 944739

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10 - Q


    [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  for the quarterly period ended March 31, 2000
                                       or

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

                            Telephone (203) 929-8810

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No ______
                                       -----

Common stock, par value $.001 per share, outstanding at April 28, 2000:
40,211,226 shares.

                             TranSwitch Corporation
                                    FORM 10-Q

                                 March 31, 2000


Table of Contents
-----------------

                                                                                       Page
                                                                                       ----
PART I.   FINANCIAL INFORMATION


   Item 1.   Financial Statements (Unaudited)


         Consolidated Balance Sheets as of March 31, 2000
              and December 31, 1999                                                       3

         Consolidated Statements of Operations for the Three
              Months Ended March 31, 2000 and 1999                                        4

         Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 2000 and 1999                                                 5

         Notes to Unaudited Consolidated Financial Statements                             6

   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                               8


PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                             13

   Item 7a. Quantitative and Qualitative Disclosures about Market Risk                   13

   Signatures                                                                            14

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

                                      TranSwitch Corporation
                                    Consolidated Balance Sheets

(in thousands, except share data)                                               March 31,      December 31,
                              Assets                                              2000            1999
                              ------                                              ----            ----
                                                                              (unaudited)
Current assets:
     Cash and cash equivalents                                                  $ 57,191        $ 55,264
     Short term investments                                                       30,924          20,053
     Accounts receivable, net                                                     14,474          12,368
     Inventories                                                                  10,247           7,900
     Prepaid expenses and other current assets                                     5,453           4,919
                                                                                --------        --------
          Total current assets                                                   118,289         100,504

Investments                                                                       36,834          36,003
Property and equipment, net                                                        7,861           7,118
Deferred taxes, non-current                                                       19,466          11,567
Product licenses, net                                                              1,496           1,657
Other assets                                                                       2,080           3,045
                                                                                --------        --------

                            Total Assets                                        $186,026        $159,894
                            =============                                       ========        ========
               Liabilities and Stockholders' Equity
               ------------------------------------
Current liabilities:
     Accounts payable                                                           $  6,197        $  3,700
     Accrued expenses                                                              1,102           1,454
     Accrued compensation                                                          3,054           1,628
     Sales allowance reserve                                                       1,569           1,494
     Warranty reserve                                                                425             425
                                                                                --------        --------
          Total current liabilities                                               12,347           8,701

Stockholders' equity:
     Common Stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 40,114,750 shares at March 31, 2000;
        and 39,266,465 at shares December 31, 1999                                    40              39
     Additional paid in capital                                                  166,068         149,958
     Retained earnings                                                             7,571           1,196
                                                                                --------        --------
          Total stockholders' equity                                             173,679         151,193
                                                                                --------        --------

                 Total Liabilities and Stockholders' Equity                     $186,026        $159,894
                 ==========================================                     ========        ========

See accompaning notes to unaudited consolidated financial statements.

                                 TranSwitch Corporation
                         Consolidated Statements of Operations
                                      (Unaudited)
                         (in thousands, except per share data)

                                                                 Three Months Ended
                                                                      March 31,
                                                                      ---------
                                                                 2000           1999
                                                                 ----           ----
Net Revenues                                                   $26,747        $14,461

Cost of Revenues                                                 8,542          5,222
                                                               -------        -------
Gross Profit                                                    18,205          9,239

Operating Expenses:
     Research and development                                    4,424          3,131
     Marketing and sales                                         3,868          2,637
     General and administrative                                  1,038            719
                                                               -------        -------
Total Operating Expenses                                         9,330          6,487
                                                               -------        -------
Operating Income                                                 8,875          2,752

Interest Income, net                                             1,415            532
                                                               -------        -------
Income before income taxes                                     $10,290        $ 3,284

Provision for income taxes                                       3,915            160
                                                               -------        -------

Net Income                                                     $ 6,375        $ 3,124
                                                               =======        =======

Basic Earnings per Common Share                                $  0.16        $  0.09 *

Weighted Average Number of
     Common Shares Outstanding                                  39,813         36,153 *
                                                               =======        =======

Diluted Earnings per Common Share                              $  0.15        $  0.08 *

Weighted Average Number of
     Common Shares and Equivalents Outstanding                  43,103         38,894 *
                                                               =======        =======

* Restated to reflect the 3-for-2 stock splits on June 8, 1999 and January 11, 2000.

See accompaning notes to unaudited consolidated financial statements.

                            TranSwitch Corporation
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (in thousands)

                                                                                           Three Months Ended
                                                                                                 March 31,
                                                                                                 ---------
                                                                                           2000            1999
                                                                                           ----            ----
Cash flows from operating activities:
Net income                                                                              $  6,375         $  3,124
     Adjustments to reconcile net income to
          net cash used in operating activities:
               Depreciation and amortization                                                 914              656
               Deferred income taxes                                                       2,741               --
               Other non-cash items                                                          165               --
               Stock compensation expense                                                     --               33
               Changes in assets and liabilities:
                    (Increase) in accounts receivable                                     (2,106)          (1,891)
                    (Increase) in inventories                                             (2,347)            (673)
                    (Increase) in prepaids and other current assets                         (534)            (869)
                    Increase in accounts payable                                           2,497              292
                    Increase (decrease) in accrued expenses and other liabilities          1,149             (271)
                                                                                        --------         --------
                          Total adjustments                                                2,479           (2,723)
                                                                                        --------         --------
                          Net cash provided by operating activities                        8,854              401

Cash flows from investing activities:
     Capital expenditures                                                                 (1,496)          (1,638)
     Purchases of investments                                                            (96,079)         (21,114)
     Proceeds from investments                                                            85,178            2,953
                                                                                        --------         --------
                          Net cash (used in) investing activities                        (12,397)         (19,799)

Cash flows from financing activities:
     Proceeds from the exercise of stock options and warrants                              5,470              922
     Proceeds from the issuance of common stock, net of issuance cost                         --           68,181
     Payments on product license obligations                                                  --             (303)
                                                                                        --------         --------
                          Net cash provided by financing activities                        5,470           68,800

Increase in cash and cash equivalents                                                      1,927           49,402
                                                                                        --------         --------
Cash and cash equivalents at beginning of period                                          55,264           24,243

Cash and cash equivalents at end of period                                              $ 57,191         $ 73,645
                                                                                        ========         ========
Supplemental disclosure of cash flows information:

     Cash paid for interest                                                             $     41         $     23
     Tax benefit realized from exercise of stock options                                $ 10,640         $     --

See accompaning notes to unaudited consolidated financial statements.

                             TranSwitch Corporation
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      For the quarter ended March 31, 2000

Note 1.  Interim Financial Statements
-------------------------------------

     The accompanying unaudited consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The financial statements are prepared on a consistent basis with and should be read in conjunction with the statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission on March 30, 2000.

     In the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation for such periods. The results of operations for any interim period are not necessarily indicative of the results that may be achieved for the entire fiscal year ending December 31, 2000.

Note 2.  Inventories
--------------------

     Inventories are carried at the lower of cost (on a first in, first out basis) or estimated net realizable value. Inventories are summarized as follows (in thousands):

                                   March 31, 2000      December 31, 1999
                                   --------------      -----------------

Raw Materials                           $   769              $ 1,017
Work in Process                           1,238                1,121
Finished Goods                            8,240                5,762
                                        -------              -------
   Total Inventories                    $10,247              $ 7,900
                                        =======              =======

Note 3.  Stock Splits
---------------------

On each of April 14, 1999 and on December 15, 1999, the Board of Directors announced a three for two stock splits of the Company's common stock in the form of stock dividends. The effective date of the stock splits were June 8, 1999 and January 11, 2000 for shareholders of record as of April 26, 1999 and December 31, 1999 respectively. Stockholders' equity has been restated to give retroactive recognition to the stock splits in prior periods by reclassifying from additional paid-in capital to common stock the par value of the additional shares arising from the splits. In addition, all references in the financial statements to number of shares and per share amounts have been restated to show effect of the splits.

Note 4.  Consolidated Statement of Stockholders' Equity
-------------------------------------------------------

     (in thousands, except share data)

                                                                                    Additional
                                                                   Common Stock       Paid-in     Retained
                                                                 Shares    Amount     Capital     Earnings       Total
                                                                 ------    ------     -------     --------       -----
Balance at December 31, 1999                                   39,266,465   $  39   $  149,958   $    1,196   $  151,193

Shares of common stock issued upon exercise of stock options      848,285       1        5,470                     5,471

Tax benefit on stock options                                           --      --       10,640                    10,640

Net income                                                             --      --           --        6,375        6,375
                                                               ----------   -----   ----------   ----------   ----------

Balance at March 31, 2000                                      40,114,750   $  40   $  166,068   $    7,571   $  763,639
                                                               ==========   =====   ==========   ==========   ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

General

     TranSwitch, a Delaware corporation established in April 1988, designs, develops, markets and supports highly integrated digital and mixed-signal (analog and digital) semiconductor solutions for the telecommunications and data communications markets. Our customers are original equipment manufacturers
(OEMs) who serve three communications market segments: worldwide public network infrastructure that supports voice and data communications, internet infrastructure and corporate wide area networks (WAN).

     Our products are Very Large Scale Integrated (VLSI) semiconductor devices that provide core functionality for communications network equipment. Our VLSI solutions are programmable to provide high levels of functionality for high-speed broadband communication networks. These products are incorporated into OEMs' networking equipment. Our VLSI devices are compliant with SONET/SDH (Synchronous Optical Network/Synchronous Digital Hierarchy), asynchronous/PDH and ATM/IP (Asynchronous Transfer Mode/Internet Protocol) standards. Our mixed-signal and digital design capability, together with our telecommunications systems expertise, enables us to determine and implement optimal combinations of design elements for enhanced functionality. We believe that this approach allows our customers to achieve faster time to market and to introduce systems that offer greater functionality, improved performance, lower power dissipation, reduced system size and cost and greater reliability relative to discreet solutions.

     We believe that period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, our results of operations may fluctuate from period to period in the future.

Three month periods ended March 31, 2000 and 1999

Revenues

     We derive its revenues from product sales. Total revenues for the quarter ended March 31, 2000 were $26.7 million, representing a 85% increase over the $14.5 million recorded in the prior year comparable period. The increase in revenue in the quarter is attributable to the increase in the revenue across all three of its product lines, SONET/SDH, asynchronous/PDH, and ATM/IP.

Gross Profit

     Gross profit was $18.2 million for the quarter ended March 31, 2000, compared to $9.2 million in the corresponding period of the prior year. Gross margin was 68.1% for the quarter ended March 31, 2000, compared to 63.9% for the quarter ended March 31, 1999. The increase in gross profit and margin is principally the result of lower costs resulting from improved pricing from our vendors achieved as we purchased higher volumes of products.

Research and Development

     Research and development expenses were 16.5% of total revenues for the quarter ended March 31, 2000, compared to 21.7% of total revenues for the quarter ended March 31, 1999; total spending increased 41.3%, to $4.4 million, for the quarter ended March 31, 2000, compared to $3.1 million for the quarter ended March 31, 1999. The increase in period-over-period expense was the result of our continued investment in research and development activities. The decrease as a percentage of total revenues in the quarter was attributable to the growth in revenues from the comparable period in the prior year.

Marketing and Sales

     Marketing and sales expenses were 14.5% of total revenues for the quarter ended March 31, 2000, compared to 18.2% for the quarter ended March 31, 1999. Marketing and sales expenses increased 46.7%, to $3.9 million, for the quarter ended March 31, 2000, compared to $2.6 million for the quarter ended March 31, 1999. The increase in spending was primarily the result of the increase in marketing and sales personnel, expansion of our distribution network as part of our continued investment in its marketing and sales infrastructure and increased commissions paid to manufacturer's representatives attributable to the higher sales volumes. The decrease as a percentage of total revenues in the quarter was attributable to the growth in revenues from the comparable period in the prior year.

General and Administrative

     General and administrative expenses for the quarter ended March 31, 2000 increased to $1.0 million from $719,000 for the same quarter in the prior year and as a percentage of total revenues decreased to 3.9% for the quarter ended March 31, 2000, compared to 5.0% for the quarter ended March 31, 1999. The increase in period-over-period expense was the result of our continued investment in the general and administrative area. The decrease as a percentage of total revenues in the quarter was attributable to the growth in revenues from the comparable period in the prior year.

Interest Income, net

     Interest income, net of interest expense, was $1.4 million in the quarter ended March 31, 2000, compared to $532,000 in the corresponding period in 1999 The increase in interest income, net of interest expense, was primarily the result of the increase in cash and investment balances between the two periods, due to the follow-on public offering of our common stock that we completed in February and March 1999 as well as cash generated from operations.

Income taxes

     Our effective tax rate for the first quarter of 2000 was 38.0%, compared to an effective tax rate of 5.0% for the first quarter of 1999. The effective tax rate for the first quarter of 2000 is consistent with the full year expectation. The 1999 rate reflects the benefit derived from the use of the Company's net operating loss carry forwards to offset taxable income for federal and state purposes.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations and met our capital requirements since incorporation in 1988 primarily through private placements of preferred stock, borrowings from a working capital line of credit and equipment financing line of credit from Silicon Valley Bank, an initial public offering of our common stock in June 1995 and cash generated from operations. In October 1997, we received net proceeds of $13.7 million in cash in connection with a private placement of Series A Convertible Preferred Stock. All such shares had been converted into shares of common stock as of September 30, 1998. On February 9, 1999 and March 16, 1999, we completed a follow-on public offering and raised $68.4 million, net of commissions, and issued 4,398,750 million shares of common stock (adjusted for a 3 for 2 stock split on June 8, 1999 and a 3 for 2 stock split on January 11, 2000).

     Our principal sources of liquidity as of March 31, 2000 consisted of $88.1 million in cash, cash equivalents and short-term investments, $36.8 million in long term investments and $10.0 million available under our working capital line of credit and equipment line of credit provided by Silicon Valley Bank. As of March 31, 2000, we had no outstanding balance under these lines of credit. Pursuant to the working capital and equipment financing agreements with Silicon Valley Bank, we are restricted from further pledging our assets or granting additional security interests in our assets.

     In the first three months of 2000, we generated $8.9 million of cash from operating activities, the result of net income of $6.4 million adjusted for non-cash items of $3.8 million, offset by a net increase in working capital of $1.3 million. Capital expenditures during this period totaled $1.5 million, including purchases of computer equipment and software. Net cash provided by financing activities consists of proceeds from the exercise of stock options of $5.5 million.

     We believe that existing cash resources and cash generated from operations will fund necessary purchases of capital equipment and provide adequate working capital at least through the end of 2000. However, there can be no assurance that events in the future will not require us to seek additional capital in the future or, if so required, that capital will be available on terms favorable or acceptable us, if at all.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     From time to time, information provided by us, statements made by our employees, or information included in our filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are not historical facts, so-called "forward-looking statements," which involve risks and uncertainties. Such forward-looking statements are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Our actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in our filings with the Securities and Exchange Commission.

Potential Fluctuations in Operating Results. Our quarterly and annual operating revenues, expenses and operating results may fluctuate due to a number of factors including:

     -the timing and cancellation of customer orders;

     -market acceptance our products and our customers' products;

     -competitive pressures on selling prices; and

     -general economic conditions.

Management of Growth and Dependence on Key Personnel. We must attract and retain highly qualified and well-trained personnel, including senior managers. Competition for such employees is intense, and it may become increasingly difficult for us to hire and retain such personnel.

We Depend on a Few Outside Fabrication Facilities. We do not own or operate a VLSI circuit fabrication facility and depends upon three foundries for most of its semiconductor device requirements. We cannot be certain that we will be able to renew or maintain contracts with these foundries on terms as favorable as current contract terms. There are other significant risks associated with reliance on a few outside foundries, including:

     -the lack of assured semiconductor wafer supply and control over delivery schedules;

     -the unavailability of, or delays in obtaining access to, key process technologies; and

     -limited control over quality assurance, manufacturing yields and production costs.

Dependence on Telecommunications, Internet and Data Communications Equipment Markets. We derive virtually all of our product revenues from sales of products for the telecommunications, Internet and data communications equipment markets, which are characterized by intense competition, rapid technological change and short product life cycles. Although the telecommunications, Internet and data communications equipment markets have grown rapidly in the last few years, they may not continue to grow, or a significant slowdown in these markets may occur.

Dependence on New Products; Risk of Product Development Delays. The development of new VLSI devices is highly complex, and from time to time, we have experienced delays in completing the development of new products.

Customer Concentration. Historically, a relatively small number of customers have accounted for a significant portion of our total revenues in any particular period and probably will continue to do so.

Our Success Depends on Intellectual Property. Our success depends in part on our ability to obtain patents and licenses and to preserve other intellectual property rights covering our products and development and testing tools. We cannot ensure that:

     -patents be will issued from currently pending or future applications;

     -existing patents or any new patents will be sufficient in scope or strength to provide meaningful protection or any commercial advantage;

     -foreign intellectual property laws will protect our intellectual property rights; or

     -others will not independently develop similar products, duplicate our products or design around any patents issued to us.

     In addition, we may be unknowingly infringing on the proprietary rights of others and may be liable for that infringement, which could result in significant liability.

Competition. The semiconductor industry is intensely competitive and is characterized by factors likely to result in pricing pressures on our products.

Foreign Sales. We expect foreign sales to continue to account for a significant percentage of revenues. A significant portion of total revenues, therefore, will be subject to risks associated with foreign sales.

The Semiconductor Industry. We provide semiconductor devices to telecommunications and data communications OEMs. The semiconductor industry is highly cyclical and has been subject to significant economic downturns at various times.

PART II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

                  Exhibit 11, Statement re: computation of per share earnings.

                  Exhibit 27, Financial Data Schedule

         (b) Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended March 31, 2000.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

         Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. We have no financial instruments that give it exposure to changes in foreign exchange rates or equity prices. We have investments in money market accounts, government securities and commercial paper that earn interest income that is a function of the market rates. As a result we do have exposure to changes in interest rates. For example if interest rates were to decrease by one percentage point from the current levels, our potential interest income for the remainder of calendar 2000 would decrease by approximately $93 thousand.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           TranSwitch Corporation
                                           (Registrant)



Date: May 8, 2000
                                               /s/ Dr. Santanu Das
                                           ----------------------------
                                           Dr. Santanu Das
                                           Chairman of the Board,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



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