Form 10-Q
period 2000-06-30
TRANSWITCH CORP /DE
filed 2000-08-11
CIK 944739

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q


          [ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       or
          [   ]  Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities
                                Exchange Act of 1934

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

COMMON STOCK, PAR VALUE $.001 PER SHARE, OUTSTANDING AT JULY 31, 2000:
40,853,487 SHARES.

                             TranSwitch Corporation
                                    FORM 10-Q
                                  June 30, 2000


TABLE OF CONTENTS
-----------------
                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

            Consolidated Balance Sheets as of June 30, 2000
            and December 31, 1999                                            3

            Consolidated Statements of Operations for the Three and
            Six Months Ended June 30, 2000 and 1999                          4

            Consolidated Statements of Cash Flows for the Three and
            Six Months Ended June 30, 2000 and 1999                          5

            Notes to Unaudited Consolidated Financial Statements             6

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    8


PART II.  OTHER INFORMATION

   Item 2.  Changes in securities and use of proceeds                        14

   Item 6.  Exhibits and Reports on Form 8-K                                 16

   Item 7a. Quantitative and Qualitative Disclosures about Market Risk       16

   Signatures                                                                17

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

                         TranSwitch Corporation
                        Consolidated Balance Sheets
                              (Unaudited)
                      (in thousands, except share data)

                                                                           June 30,       December 31,
                                                                             2000             1999
                                                                             ----             ----
                                   Assets
Current assets:
     Cash and cash equivalents                                             $ 40,474         $ 55,748
     Short term investments                                                  36,726           20,054
     Accounts receivable, net                                                17,584           13,208
     Inventories                                                             12,425            7,900
     Prepaid expenses and other current assets                                5,085            5,242
                                                                           --------         --------
          Total current assets                                              112,294          102,152

Long Term Investments                                                        55,356           36,003
Property and equipment, net                                                  10,414            7,563
Deferred taxes                                                               15,937           11,624
Other assets                                                                  5,957            4,725
                                                                           --------         --------

                       Total Assets                                        $199,958         $162,067
                                                                           ========         ========

                     Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable - trade                                              $  5,646         $  4,297
     Accrued expenses                                                         1,426              664
     Accrued compensation                                                     1,377            1,628
     Sales allowance reserve                                                  1,839            1,494
     Other current liabilities                                                1,949            1,630
                                                                           --------         --------
          Total current liabilities                                          12,237            9,713

Long term liabilities:                                                          179              216

Stockholders' equity:
     Common Stock, $.001 par value; authorized 300,000,000 shares;
     issued and outstanding: 40,642,418 shares at June 30, 2000;
     39,519,156 shares at December 31, 1999                                      41               39
     Additional paid in capital                                             171,698          150,723
     Retained earnings                                                       15,803            1,376
                                                                           --------         --------
          Total stockholders' equity                                        187,542          152,138
                                                                           --------         --------

                       Total Liabilities and Stockholders' Equity          $199,958         $162,067
                                                                           ========         ========

See accompanying notes to unaudited consolidated financial statements.

                             TranSwitch Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)
                      (in thousands, except per share data)


                                                       For the three and six month periods ended
                                                              June 30,            June 30,
                                                       -----------------------------------------
                                                         2000        1999      2000       1999
                                                       -------     -------    -------    -------

Revenues                                               $34,072     $16,459    $61,432    $31,391

Cost of Revenues                                        10,412       5,796     19,190     11,166
                                                       -------     -------    -------    -------
Gross Profit                                            23,660      10,663     42,242     20,225

Operating Expenses:
     Research and development                            5,408       3,328      9,904      6,550
     Marketing and sales                                 4,437       2,850      8,359      5,528
     General and administrative                          1,537         906      2,730      1,736
     Merger expenses                                     1,163        --        1,163       --
                                                       -------     -------    -------    -------
Total Operating Expenses                                12,545       7,084     22,156     13,814
                                                       -------     -------    -------    -------
Operating Income                                        11,115       3,579     20,086      6,411

Interest Income, net                                     1,739       1,224      3,161      1,787
                                                       -------     -------    -------    -------

Income before income taxes                              12,854       4,803     23,247      8,198

Provision for income taxes                               4,905         237      8,820        397

Net Income                                             $ 7,949     $ 4,566    $14,427    $ 7,801
                                                       =======     =======    =======    =======

Basic Earnings per Common Share                        $  0.20     $  0.12    $  0.36    $  0.21

Weighted Average Number of
     Common Shares Outstanding                          40,559      38,495     40,313     37,452
                                                       =======     =======    =======    =======

Diluted Earnings per Common Share                      $  0.18     $  0.11    $  0.33    $  0.19

Weighted Average Number of
     Common Shares and Equivalents Outstanding          43,730      41,634     43,477     40,647
                                                       =======     =======    =======    =======

See accompanying notes to unaudited consolidated financial statements.

                             TranSwitch Corporation
                      Consolidated Statements of Cash Flows
                                  ( Unaudited)
                                 (in thousands)

                                                                                                Six Months Ended
                                                                                                     June 30,
                                                                                              ----------------------
                                                                                              2000              1999
                                                                                              ----              ----
Cash flows from operating activities:
Net income                                                                                $  14,427          $   7,801
     Adjustments to reconcile net income to
          net cash provided by operating activities:
               Depreciation and amortization                                                  1,991              1,483
               Deferred income taxes                                                          1,060               --
               Other non-cash items                                                             165               --
               Stock compensation expense                                                      --                   86
               Changes in assets and liabilities:
                    (Increase) in accounts receivable                                        (4,376)            (1,380)
                    (Increase) decrease in inventories                                       (4,525)             1,221
                    (Increase) in prepaids and other assets                                  (1,247)            (1,176)
                    Increase (decrease) in accounts payable                                   1,349               (337)
                    Increase (decrease) in accrued expenses and other liabilities             8,898               (115)
                                                                                          ---------          ---------
                          Total adjustments                                                   3,315               (218)
                                                                                          ---------          ---------
                          Net cash provided by operating activities                          17,742              7,583

Cash flows from investing activities:
     Capital expenditures                                                                    (4,671)            (2,449)
     Purchase of investments                                                               (183,835)           (73,345)
     Proceeds from investments                                                              147,695             12,376
                                                                                          ---------          ---------
                          Net cash (used in) investing activities                           (40,811)           (63,418)

Cash flows from financing activities:
     Proceeds from the exercise of stock options and warrants                                 7,795              2,992
     Proceeds from the issuance of common stock, net of issuance cost                          --               68,181
     Payments on product license obligations                                                   --                 (303)
                                                                                          ---------          ---------
                          Net cash provided by financing activities                           7,795             70,870
                                                                                          ---------          ---------

(Decrease) increase in cash and cash equivalents                                            (15,274)            15,035
Cash and cash equivalents at beginning of period                                             55,748             24,950
                                                                                          ---------          ---------

Cash and cash equivalents at end of period                                                $  40,474          $  39,985
                                                                                          =========          =========
Supplemental disclosure of cash flow information:
     Cash paid for interest                                                               $      82          $      23
     Tax benefit realized from exercise of stock options                                  $  13,180          $    --


See accompanying notes to unaudited consolidated financial statements.

                             TranSwitch Corporation
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       For the quarter ended June 30, 2000

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

Note 2.  Inventories

      Inventories are carried at the lower of cost (on a first in, first out basis) or estimated net realizable value. Inventories are summarized as follows (in thousands):

                          June 30, 2000     December 31, 1999
                          -------------     -----------------

Raw Materials                $   729           $ 1,017
Work in Process                2,121             1,121
Finished Goods                 9,575             5,762
                             -------           -------
   Total Inventories         $12,425           $ 7,900
                             =======           =======

Note 3.  Stock Splits

On each of April 14, 1999 and on December 15, 1999, the Board of Directors announced a three for two stock split of the Company's common stock in the form of stock dividends. The effective dates of the stock splits were June 8, 1999 and January 11, 2000 for shareholders of record as of April 26, 1999 and December 31, 1999, respectively. Stockholders' equity has been restated to give retroactive recognition to the stock splits in prior periods by reclassifying from additional paid-in capital to common stock the par value of the additional shares arising from the splits. In addition, all references in the financial statements to number of shares and per share amounts have been restated to show effect of the splits.

Note 4. Consolidation of EASICS merger

On May 9, 2000 we merged with EASICS NV an ASIC design service company. We issued 252,691 shares of common stock to the owners of EASICS NV in connection with this merger. The transaction was accounted for as a pooling of interests. All items in both 2000 and 1999 periods include the results of the EASICS NV merger as if the merger occurred on January 1, 1999.


Note 5.  Consolidated Statement of Stockholders' Equity

         (in thousands, except share data)

                                                                                           Additional
                                                                      Common Stock           Paid-in        Retained
                                                                    Shares    Amount         Capital        Earnings     Total
                                                                    ------    ------         -------        --------     -----
Balance at December 31, 1999                                      39,519,156      $   39    $ 150,723      $  1,376    $ 152,138

Shares of common stock issued upon exercise of stock options         848,285           1        5,470         5,471

Tax benefit on stock options                                            --          --         10,640        10,640

Net income                                                              --          --           --           6,478        6,478
                                                                  ----------      ------    ---------      --------    ---------

Balance at March 31, 2000                                         40,367,441      $   40    $ 166,833      $  7,854    $ 174,727
                                                                  ==========      ======    =========      ========    =========

Shares of common stock issued upon exercise of stock options         274,977           1        2,325         2,326

Tax benefit on stock options                                            --          --          2,540         2,540

Net income                                                              --          --           --           7,949        7,949
                                                                  ----------      ------    ---------      --------    ---------

Balance at June 30, 2000                                          40,642,418      $   41    $ 171,698      $ 15,803    $ 187,542
                                                                  ==========      ======    =========      ========    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

      We commenced operations in April 1988. Since incorporation, we have designed, sourced and marketed high-speed VLSI semiconductor devices for public and private network applications worldwide. We shipped our first product in 1990 and have increased our volume of shipments over the last ten years. Our product development efforts have been focused on devices that meet the needs of public and private network telecommunications and data communications equipment providers that serve the worldwide public network, Internet and corporate wide area network markets. Our devices are compliant with established standards in these markets, including SONET/SDH, asynchronous/PDH and ATM/IP.

      We derive our revenues from product sales principally to domestic and international telecommunications and data communications equipment OEMs and to distributors. Revenues are recognized on product shipment. Agreements with certain distributors provide price protection and return and allowance rights. In certain cases, we work with network equipment OEMs during their system design phase with the goal of having our products designed into the OEMs' products. Our sales cycle often extends over more than one year because of the long lead times between the OEM's design to the start of volume shipments. We incur product research and development expenses well before the generation of substantial revenues from product sales to OEMs. A significant protion of our total revenues has been, and is anticipated to be, derived from foreign sales. All foreign sales are currently denominated in U.S. dollars. Our cost of revenues consists primarily of the purchase cost of finished VLSI devices produced by third party semiconductor manufacturers and amortization of product licenses. We intend to continue to outsource all of our VLSI device fabrication requirements.

      As of December 31, 1999 we had retained earnings of $1.2 million. Our operating results are subject to quarterly and annual fluctuations as a result of several factors that could materially and adversely affect profitability.

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

REVENUES

      Total revenues for the quarter ended June 30, 2000 were $34.1 million, representing a 107% increase over the $16.5 million recorded in the comparable period of the prior year. Revenues included $33.6 million in product revenue and $0.5 million in contract revenue from our newly acquired wholly own subsidiary, EASICS NV. The increase in product revenue in the quarter is attributable to the increase in the revenue across all three of its product lines, SONET/SDH, asynchronous/PDH, and ATM/IP.

GROSS PROFIT

      Gross profit was $23.7 million for the quarter ended June 30, 2000, compared to $10.7 million in the corresponding period of the prior year. Gross profit for the six months ended June 30, 2000 was $42.2 million, compared to $20.2 million in the corresponding period of the prior year. Gross margin was 69.4% for the quarter ended June 30, 2000, compared to 64.8% for the quarter ended June 30, 1999, gross margin for the six months ended June 30, 2000 was 68.8%, compared to 64.4% for the same period one year ago. The increase in gross profit and margin is principally the result of lower costs resulting from improved pricing from our vendors achieved as we purchased higher volumes of products.

RESEARCH AND DEVELOPMENT

      Research and development expenses were 15.9% of total revenues for the quarter ended June 30, 2000, compared to 20.2% of total revenues for the quarter ended June 30, 1999; total research and development spending increased 62.5%, to $5.4 million, for the quarter ended June 30, 2000, compared to $3.3 million for the quarter ended June 30, 1999. In the six month period ended June 30, 2000, research and development expenses were 16.1% of revenues as compared to 20.9% for the same period one year ago. The increase in period-over-period expense, was the result of our continued investment in research and development activities. The decrease as a percentage of total revenues in the quarter was attributable to the growth in revenues from the comparable period in the prior year.

MARKETING AND SALES

      Marketing and sales expenses were 13.0% of total revenues for the quarter ended June 30, 2000, compared to 17.3% for the quarter ended June 30, 1999. Marketing and sales expenses increased 55.7%, to $4.4 million, for the quarter ended June 30, 2000, compared to $2.9 million for the quarter ended June 30, 1999. In the six month period ended June 30, 2000, marketing and sales were 13.6% of total revenues, compared to 17.6% for the same period in 1999. Total spending increased 51.2% to $8.4 million for the six month period ended June 30, 2000 as compared to $5.5 million in the comparable period in 1999. The increase in spending was primarily the result of the increase in marketing and sales personnel, expansion of our distribution network as part of our continued investment in its marketing and sales infrastructure and increased commissions paid to manufacturers representatives attributable to the higher sales volumes. The decrease as a percentage of total revenues in the quarter was attributable to the growth in revenues from the comparable period in the prior year.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses for the quarter ended June 30, 2000 increased to $1.5 million from $906,000 for the same quarter in the prior year and as a percentage of total revenues decreased to 4.5% for the quarter ended June 30, 2000, compared to 5.5% for the quarter ended June 30, 1999. The total spending for the six month period ended June 30, 2000 increased 57% to $2.7 million from $1.7 million for the comparable period in 1999. In addition there were expenses of $1.2 million in transaction costs related to the merger of EASICS NV completed in May, 2000. The increase in period-over-period expense was the result of our continued building of support in the general and administrative area. The decrease as a percentage of total revenues in the quarter was attributable to the growth in revenues from the comparable period in the prior year.

INTEREST INCOME, NET

      Interest income, net of interest expense, was $1.7 million in the quarter ended June 30, 2000, compared to $1.2 million in the corresponding period in 1999; for the six months ended June 30, 2000 interest income, net of interest expense, was $3.2 million as compared to $1.8 million for the same period in 1999. The increase in interest income, net of interest expense, was primarily the result of the increase in cash and investment balances between the two periods, due to the cash generated from operations.

INCOME TAXES

      Our effective tax rate for the first half of 2000 was 38.0%, compared to an effective tax rate of 5.0% for the first half of 1999. The effective tax rate for the second quarter of 2000 is consistent with the full year expectation. The 1999 rate reflects the benefit derived from the use of the Company's net operating loss carry forwards to offset taxable income for federal and state purposes.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our operations and met our capital requirements since incorporation in 1988 primarily through private and public issuances of equity securities, bank borrowings and cash generated from operations. Our principal sources of liquidity as of June 30, 2000 consisted of $77.2 million in cash, cash equivalents and short-term investments, $55.4 million in long term investments and $10.0 million available under our working capital line of credit and equipment line of credit provided by Silicon Valley Bank. As of June 30, 2000, we had no outstanding balance under these lines of credit. Pursuant to the working capital and equipment financing agreements with Silicon Valley Bank, we are restricted from further pledging our assets or granting additional security interests in our assets.

      In the first six months of 2000, we generated $17.7 million of cash from operating activities, the result of net income of $14.4 million adjusted for non-cash items of $3.2 million, offset by a net increase in working capital of $0.2 million. Capital expenditures during this period totaled $4.7 million, including purchases of computer equipment and software. Net cash provided by financing activities consists of proceeds from the exercise of stock options of $7.8 million.

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

We Depend on a Few Outside Fabrication Facilities. We do not own or operate a VLSI circuit fabrication facility and depends upon seven foundries for most of its semiconductor device requirements. We cannot be certain that we will be able to renew or maintain contracts with these foundries on terms as favorable as current contract terms. There are other significant risks associated with reliance on a few outside foundries, including:

      - the lack of assured semiconductor wafer supply and control over delivery schedules;

      - the unavailability of, or delays in obtaining access to, key process technologies; and

      - limited control over quality assurance, manufacturing yields and production costs.

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

Dependence on New Products and Process Technologies; Risk of Product Development Delays. Our future success depends on our ability to develop new products that use new process technologies, to introduce new process technologies into the marketplace ahead of competition and to have our new process technologies selected to be designed into products of leading manufacturers. Semiconductor design, process methodologies and technologies are subject to rapid technological change and requires large expenditures for research and development and from time to time, we have experienced delays in completing the development of new products.

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

Our Success Depends on Intellectual Property. Our success depends in part on our ability to obtain patents and licenses and to preserve other intellectual property rights covering our products and development and testing tools. We cannot ensure that:

        - patents be will issued from currently pending or future applications;

        - existing patents or any new patents will be sufficient in scope or strength to provide meaningful protection or any commercial advantage;

        - foreign intellectual property laws will protect our intellectual property rights; or

        - others will not independently develop similar products, duplicate our products or design around any patents issued to us.

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

Our business could be harmed if we fail to adequately integrate the operations of acquired businesses. Our management must devote substantial time and resources to the integration of the operations of businesses we have acquired. If we fail to accomplish this integration efficiently, we may not realize the anticipated benefits of the transactions. In addition, we may engage in future acquisitions that could harm our operating results, dilute our stockholders and cause us to incur debt or assume contingent liabilities.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

On May 9, 2000 we issued under Regulation S of the Securities Act of 1933, as amended, 252,691 shares of common stock to the former stockholders of EASICS NV in exchange for all of Easics outstanding shares. The exchange was made in an offshore transaction, and the former Easics stockholders certified to us that they were not U.S. Persons within the meaning of Regulation S. Offering restrictions were implemented in connection with the transaction and the former Easics stockholders received shares of TranSwitch common stock bearing a restrictive legend. The shares issued to the former Easics stockholders were registered on a on a registration statement on Form S-3 (File No. 333-38318) that was declared effective on July 24, 2000.


Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on May 18, 2000 and June 16, 2000 at such meeting the stockholders of the Company voted on the following matters:

1. The election of a Board of Directors for the ensuing year. The number of votes cast for the re- election of each of the directors listed below was as follows:

              Nominee                             Number of Shares
              -------                             ----------------
                                             For            Withhold Authority
                                             ---            ------------------
         Santanu Das                      36,072,551             223,431
         Alfred R. Boschulte              36,038,782             257,200
         Ljubomir Micic                   36,066,515             229,467
         James M. Pagos                   36,072,109             223,873
         Albert E. Paladino               36,073,363             222,619
         Erik H. Van Der Kaay             36,074,272             221,710

2. To amend the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Corporations' Common Stock by an additional 200,000,000 shares.

                                  Number of Shares
                                  ----------------
         For                         28,300,837
         Against                      7,960,436
         Abstain                         34,709
         Broker Non-Votes                     0

3. To amend the Corporation's Third Amended and Restated 1995 Stock Plan, to increase the number of shares available for issuance thereunder by an additional 4,000,000 shares of Common Stock available of issuance thereunder. The number of votes cast was as follows:

                                   Number of Shares
                                   ----------------
         For                          15,854,405
         Against                      14,450,031
         Abstain                          77,505
         Broker Non-Votes              5,914,041


4. The selection of KPMG LLP as auditors for the fiscal year ending December 31, 2000 was ratified by the following vote:

                                   Number of Shares
                                   ----------------
         For                         36,146,189
         Against                         16,771
         Abstain                        133,022
         Broker Non-Votes             1,716,803


Item 5. Other Information.

        The Company's By-Laws establish an advance notice procedure with regard to certain matters, including nominations of persons for election to the Board of Directors and the proposal of business to be considered by the stockholders entitled to vote at the next annual meeting of stockholders. In general for the annual meeting to be held in 2001, notice must be received, in writing, at the Company's principal executive offices not later than December 21, 2000 and not before November 21, 2000. Notice should be sent to the attention of the Secretary of the Company and must contain specified information concerning the matters to be brought before such meeting and concerning the stockholder proposing such matters. In order to curtail any controversy as to the date on which notice was received by the Company, it is suggested that proponents submit their notice by Certified Mail, Return Receipt Requested.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

               Exhibit 2.1, Share for Share exchange Agreement. Dated May 9, 2000 by and among TranSwitch and the Easics Stockholders (filed as Exhibit 2.1 to the TranSwitch registration statement on Form S-3 (File No. 333-38318) and incorporated herein by reference).

               Exhibit 2.2, Escrow Agreement, dated May 9, 2000, by and among TranSwitch, the Easics Stockholders and the other parties thereto (filed as Exhibit 2.2 to the TranSwitch registration statement on Form S-3 (File No. 333-38318) and incorporated herein by reference).

               Exhibit 3.1 Amended and Restated Certificate of Incorporation of TranSwitch Corporation, as amended (filed herewith).

               Exhibit 4.1 Registration Rights Agreement, dated May 9, 2000, by and among TranSwitch and the Easics Stockholders (filed as Exhibit 4.1 to the TranSwitch registration statement on Form S-3 (File No. 333-38318) and incorporated herein by reference).

               Exhibit 11, Statement re: computation of per share earnings.

               Exhibit 27, Financial Data Schedule

         (b) Reports on Form 8-K

               On May 23, 2000, we filed a current report on Form 8-K reporting the acquisition of Easics NV.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

         Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. We have no financial instruments that give it exposure to changes in foreign exchange rates or equity prices. We have investments in money market accounts, government securities and commercial paper that earn interest income that is a function of the market rates. As a result we do have exposure to changes in interest rates. For example if interest rates were to decrease by one percentage point from the current levels, our potential interest income for the remainder of calendar 2000 would decrease by approximately $600,000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            TranSwitch Corporation
`                                           (Registrant)



Date: August 14, 2000
                                                /s/ Dr. Santanu Das
                                            ------------------------------------
                                            Dr. Santanu Das
                                            Chairman of the Board,
                                            President and Chief Executive
                                            Officer (Principal Executive
                                            Officer)



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