Form 10-Q/A
period 2000-06-30
TRANSWITCH CORP /DE
filed 2000-08-28
CIK 944739

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10 - Q/A



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

COMMON STOCK, PAR VALUE $.001 PER SHARE, OUTSTANDING AT JULY 31, 2000:
81,706,974 SHARES.

                             TRANSWITCH CORPORATION
                                   FORM 10-Q/A
                                  June 30, 2000


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

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

                                      TranSwitch Corporation
                                    Consolidated Balance Sheets
                                 (in thousands, except share data)

                                                                      June 30,   December 31,
                                                                        2000        1999
                                                                        ----        ----
                                    Assets
                                    ------
Current assets:                                                      (Unaudited)
     Cash and cash equivalents                                        $ 40,414    $ 55,685
     Short term investments                                             36,786      20,117
     Accounts receivable, net                                           17,584      13,208
     Inventories                                                        12,425       7,900
     Prepaid expenses and other current assets                           5,085       5,242
          Total current assets                                         112,294     102,152
                                                                      --------    --------

Long term investments                                                   55,356      36,003
Property and equipment, net                                             10,414       7,563
Deferred taxes                                                          15,937      11,624
Other assets                                                             5,957       4,725
                                                                      --------    --------

                            Total Assets                              $199,958    $162,067
                            ============                              ========    ========

                     Liabilities and Stockholders' Equity
                     ------------------------------------
Current liabilities:
     Current portion of long term leases                              $    254    $    192
     Accounts payable - trade                                            5,646       4,297
     Accrued expenses                                                    1,426         664
     Accrued compensation                                                1,377       1,628
     Sales allowance reserve                                             1,839       1,494
     Other current liabilities                                           1,695       1,438
                                                                      --------    --------
          Total current liabilities                                     12,237       9,713

Long term leases                                                           179         216

Stockholders' equity:
     Common stock, $.001 par value; authorized 300,000,000 shares at June 30, 2000 and 100,000,000 shares at December 31, 1999;
     issued and outstanding: 81,284,836 shares at June 30, 2000;
     79,038,312 shares at December 31, 1999                                 81          79
     Additional paid in capital                                        170,964     149,989
     Retained earnings                                                  16,497       2,070
                                                                      --------    --------
          Total stockholders' equity                                   187,542     152,138
                                                                      --------    --------

                       Total Liabilities and Stockholders' Equity     $199,958    $162,067
                       ==========================================     ========    ========


See accompanying notes to unaudited consolidated financial statements.

                             TranSwitch Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)
                      (in thousands, except per share data)


                                                 Three months ended       Six months ended
                                                       June 30,               June 30,
                                                 ------------------------------------------
                                                   2000       1999        2000      1999
                                                   ----       ----        ----      ----

Revenues                                          $34,072    $16,459    $61,432    $31,391

Cost of Revenues                                   10,412      5,796     19,190     11,166
                                                  -------    -------    -------    -------
Gross Profit                                       23,660     10,663     42,242     20,225

Operating Expenses:
     Research and development                       5,408      3,328      9,904      6,550
     Marketing and sales                            4,437      2,850      8,359      5,528
     General and administrative                     1,537        906      2,730      1,736
     Merger expenses                                1,163       --        1,163       --
                                                  -------    -------    -------    -------
Total Operating Expenses                           12,545      7,084     22,156     13,814
                                                  -------    -------    -------    -------
Operating Income                                   11,115      3,579     20,086      6,411

Interest Income, net                                1,739      1,224      3,161      1,787
                                                  -------    -------    -------    -------

Income before income taxes                         12,854      4,803     23,247      8,198

Provision for income taxes                          4,905        237      8,820        397

Net Income                                        $ 7,949    $ 4,566    $14,427    $ 7,801
                                                  =======    =======    =======    =======

Basic Earnings per Common Share                   $  0.10    $  0.06    $  0.18    $  0.10

Weighted Average Number of
     Common Shares Outstanding                     81,118     76,990     80,626     74,904
                                                  =======    =======    =======    =======

Diluted Earnings per Common Share                 $  0.09    $  0.05    $  0.17    $  0.10

Weighted Average Number of
     Common Shares and Equivalents Outstanding     87,460     83,268     86,954     81,294
                                                  =======    =======    =======    =======


See accompanying notes to unaudited consolidated financial statements.

                             TranSwitch Corporation
                      Consolidated Statements of Cash Flows
                                  ( Unaudited)
                                 (in thousands)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                             --------
                                                                                        2000          1999
                                                                                        ----          ----
Cash flows from operating activities:
Net income                                                                           $  14,427     $   7,801
     Adjustments to reconcile net income to
          net cash provided by operating activities:
               Depreciation and amortization                                             1,991         1,483
               Bad debt expense                                                            200          --
               Deferred income taxes                                                     1,060          --
               Other non-cash items                                                        165          --
               Stock compensation expense                                                 --              86
               Changes in assets and liabilities:
                    (Increase) in accounts receivable                                   (4,576)       (1,380)
                    (Increase) decrease in inventories                                  (4,525)        1,221
                    (Increase) in prepaids and other assets                             (1,247)       (1,176)
                    Increase (decrease) in accounts payable                              1,349          (337)
                    Increase (decrease) in accrued expenses and other liabilities        8,859          (143)
                                                                                     ---------     ---------
                          Total adjustments                                              3,276          (246)
                                                                                     ---------     ---------
                          Net cash provided by operating activities                     17,703         7,555

Cash flows from investing activities:
     Capital expenditures                                                               (4,671)       (2,449)
     Purchase of investments                                                          (183,835)      (73,345)
     Proceeds from investments                                                         147,698        12,376
                                                                                     ---------     ---------
                          Net cash (used in) investing activities                      (40,808)      (63,418)

Cash flows from financing activities:
     Proceeds from the exercise of stock options                                         7,795         2,992
     Proceeds from the issuance of common stock, net of issuance cost                     --          68,181
     Patments on long term leases                                                           39            28
     Payments on product license obligations                                              --            (303)
                                                                                     ---------     ---------
                          Net cash provided by financing activities                      7,834        70,898
                                                                                     ---------     ---------

(Decrease) increase in cash and cash equivalents                                       (15,271)       15,035
Cash and cash equivalents at beginning of period                                        55,685        24,950
                                                                                     ---------     ---------

Cash and cash equivalents at end of period                                           $  40,414     $  39,985
                                                                                     =========     =========
Supplemental disclosure of cash flow information:
     Cash paid for interest                                                          $      41     $      23
     Tax benefit realized from exercise of stock options                             $  13,180     $    --


See accompanying notes to unaudited consolidated financial statements.

                             TRANSWITCH CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       For the quarter ended June 30, 2000

Note 1.  Interim Financial Statements

         This amended 10-Q is being filed to reflect the stock split that was effective on August 10, 2000. The effective date of the stock split was August 10, 2000 for shareholders of record as of August 1, 2000. Stockholders' equity has been restated to give retroactive recognition to the stock splits in prior periods by reclassifying from additional paid-in capital to common stock the par value of the additional shares arising from the splits. In addition, all references in the financial statements to number of shares and per share amounts have been restated to show effect of the splits.

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

Note 2.  Inventories

         Inventories are carried at the lower of cost (on a first in, first out basis) or estimated net realizable value. Inventories are summarized as follows (in thousands):

                                     June 30, 2000     December 31, 1999
                                     -------------     -----------------
                                      (unaudited)
Raw Materials                           $   729            $ 1,017
Work in Process                           2,121              1,121
Finished Goods                            9,575              5,762
                                        -------            -------
   Total Inventories                    $12,425            $ 7,900
                                        =======            =======

Note 3.  Stock Splits

On each of April 14, 1999 and on December 15, 1999, the Board of Directors announced a three for two stock split of the Company's common stock in the form of a stock dividend. The effective dates of the stock splits were June 8, 1999 and January 11, 2000 for shareholders of record as of April 26, 1999 and December 31, 1999, respectively. On July 20, 2000 the Board of Directors announced a two for one stock split of the Company's common stock in the form of a stock dividend. The effective date of the stock split was August 10, 2000 for shareholders of record as of August 1, 2000. Stockholders' equity has been restated to give retroactive recognition to the stock splits in prior periods by reclassifying from additional paid-in capital to common stock the par value of the additional shares arising from the splits. In addition, all references in the financial statements to number of shares and per share amounts have been restated to show effect of the splits.

Note 4. Consolidation of EASICS merger

On May 9, 2000 we merged with EASICS NV, an ASIC design service company. We issued 252,691 shares of common stock to the owners of EASICS NV in connection with this merger. The transaction was accounted for as a pooling of interests. All items in both 2000 and 1999 periods include the results of the EASICS NV merger as if the merger occurred on January 1, 1999.


Note 5.  Consolidated Statement of Stockholders' Equity

         (in thousands, except share data)

                                                                                            Additional
                                                                        Common Stock         Paid-in     Retained
                                                                    Shares        Amount     Capital     Earnings     Total
                                                                    ------        ------     -------     --------     -----
BALANCE AT DECEMBER 31, 1999                                      79,038,312        $79     $149,989     $ 2,070    $152,138

Shares of common stock issued upon exercise of stock options       2,246,524          2        7,795                   7,797

Tax benefit on stock options                                               -          -       13,801                  13,801

Net income                                                                 -          -            -      14,427      14,427
                                                                  ----------     ------     --------     -------    --------

BALANCE AT JUNE 30, 2000                                          81,284,836        $81     $170,964     $16,497    $187,542
                                                                  ==========     ======     ========     =======    ========


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

         We derive our revenues from product sales principally to domestic and international telecommunications and data communications equipment OEMs and to distributors. Revenues are recognized on product shipment. Agreements with certain distributors provide price protection and return and allowance rights. In certain cases, we work with network equipment OEMs during their system design phase with the goal of having our products designed into the OEMs' products. Our sales cycle often extends over more than one year because of the long lead times between the OEM's design to the start of volume shipments. We incur product research and development expenses well before the generation of substantial revenues from product sales to OEMs. A significant portion of our total revenues has been, and is anticipated to be, derived from foreign sales. All foreign sales are currently denominated in U.S. dollars. Our cost of revenues consists primarily of the purchase cost of finished VLSI devices produced by third party semiconductor manufacturers and amortization of product licenses. We intend to continue to outsource all of our VLSI device fabrication requirements.

         As of June 30, 2000 we had retained earnings of $16.5 million. Our operating results are subject to quarterly and annual fluctuations as a result of several factors that could materially and adversely affect profitability.

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

REVENUES

         Total revenues for the quarter ended June 30, 2000 were $34.1 million, representing a 107% increase over the $16.5 million recorded in the comparable period of the prior year. Revenues included $33.6 million in product revenue and $0.5 million in contract revenue from our newly acquired wholly own subsidiary, EASICS NV. The increase in product revenue in the quarter is attributable to the increase in the revenue across all three of our product lines, SONET/SDH, asynchronous/PDH, and ATM/IP.

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

         In the first six months of 2000, we generated $4.2 million of cash from operating activities, the result of net income of $14.4 million adjusted for non-cash items of $301 million, offset by a net increase in working capital of $x.x million. Capital expenditures during this period totaled $4.7 million, including purchases of computer equipment and software. Net cash provided by financing activities consists of proceeds from the exercise of stock options of $7.6 million.

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

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

On May 9, 2000 we issued under Regulation S of the Securities Act of 1933, as amended, 252,691 shares of common stock to the former stockholders of EASICS NV in exchange for all of Easics' outstanding shares. The exchange was made in an offshore transaction, and the former Easics stockholders certified to us that they were not "U.S. Persons" within the meaning of Regulation S. Offering restrictions were implemented in connection with the transaction and the former Easics stockholders received shares of TranSwitch common stock bearing a restrictive legend. The shares issued to the former Easics stockholders were registered on a on a registration statement on Form S-3 (File No. 333-38318) that was declared effective on July 24, 2000.


Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on May 18, 2000 and June 16, 2000 at such meeting the stockholders of the Company voted on the following matters:

1. The election of a Board of Directors for the ensuing year. The number of votes cast for the reelection of each of the directors listed below was as follows:

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

2. To amend the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Corporations's Common Stock by an additional 200,000,000 shares.

                       Number of Shares
                       ----------------
         For              28,300,837
         Against           7,960,436
         Abstain              34,709
         Broker Non-Votes          0

3. To amend the Corporation's Third Amended and Restated 1995 Stock Plan, to increase the number of shares available for issuance thereunder by an additional 4,000,000 shares of Common Stock. The number of votes cast was as follows:

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

                  Exhibit 3.1 Amended and Restated Certificate of Incorporation of TranSwitch Corporation, as amended (filed as Exhibit 3.1 to the TranSwitch report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

         Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. We have no financial instruments that give us exposure to changes in foreign exchange rates or equity prices. We have investments in money market accounts, government securities and commercial paper that earn interest income that is a function of the market rates. As a result we do have exposure to changes in interest rates. For example if interest rates were to decrease by one percentage point from the current levels, our potential interest income for the remainder of calendar 2000 would decrease by approximately $600,000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           TranSwitch Corporation
                                           (Registrant)


Date: August 28, 2000
                                           /s/ Dr. Santanu Das
                                           ---------------------------
                                           Dr. Santanu Das
                                           Chairman of the Board,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



                                           /s/ Michael F. Stauff
                                           ---------------------------
                                           Michael F. Stauff
                                           Senior Vice President and Chief
                                           Financial Officer and Treasurer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)