Form 10-Q
period 2000-09-30
TRANSWITCH CORP /DE
filed 2000-11-06
CIK 944739

                          SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q


    [ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       or
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

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

                            Telephone (203) 929-8810

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      -----    ------

COMMON STOCK, PAR VALUE $.001 PER SHARE, OUTSTANDING AT OCTOBER 16, 2000:
82,580,930 SHARES.

                               Page______ of______

                             TRANSWITCH CORPORATION
                                    FORM 10-Q
                               September 30, 2000


TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----

PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

         Consolidated Balance Sheets as of September 30, 2000
              and December 31, 1999                                           3

         Consolidated Statements of Operations for the Three and
            Nine Months Ended September 30, 2000 and 1999                     4

         Consolidated Statements of Cash Flows for the Nine
            Months Ended September 30, 2000 and 1999                          5

         Notes to Unaudited Consolidated Financial Statements                 6

   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                   10

   Item 3. Quantitative and Qualitative Disclosures about Market Risk         16

PART II.  OTHER INFORMATION

   Item 2. Changes in securities and use of proceeds                          18

   Item 5. Other information                                                  18

   Item 6. Exhibits and Reports on Form 8-K                                   19

   Signatures                                                                 21

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

                             TranSwitch Corporation
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                              September 30,    December 31,
                                          Assets                                 2000             1999
                                          ------                                 ----             ----
Current assets:                                                                (unaudited)
     Cash and cash equivalents                                                 $ 503,998      $  55,685
     Short term investments                                                       36,247         20,117
     Accounts receivable, net                                                     21,247         13,208
     Inventories                                                                  12,197          7,900
     Prepaid expenses and other current assets                                     4,782          5,242
                                                                               ---------      ---------
          Total current assets                                                   578,471        102,152

Long term investments                                                             53,874         36,003
Property and equipment, net                                                       12,448          7,563
Deferred taxes                                                                    20,999         11,624
Goodwill, net                                                                      8,338           --
Other assets                                                                      25,383          4,725
                                                                               ---------      ---------
                            Total Assets                                       $ 699,513      $ 162,067
                            ============                                       =========      =========

                           Liabilities and Stockholders' Equity
Current liabilities:
     Current portion of long term leases                                       $     245      $     192
     Accounts payable                                                              6,040          4,297
     Accrued expenses                                                              2,201            664
     Accrued compensation                                                          2,092          1,628
     Sales allowance reserve                                                       1,875          1,494
     Other current liabilities                                                     2,688          1,438
                                                                               ---------      ---------
          Total current liabilities                                               15,141          9,713

    Long term leases                                                                 244            216
    Convertible debt                                                             460,000           --
                                                                               ---------      ---------
         Total liabilities                                                       475,385          9,929

Stockholders' equity:
     Common Stock, $.001 par value; authorized 300,000,000 shares at September 30, 2000 and 100,000,000 shares at December 31, 1999;
        issued and outstanding: 82,457,699 shares at September 30, 2000;
        79,038,312 shares at December 31, 1999                                        82             79
     Additional paid-in capital                                                  198,702        150,151
     Accumulated other comprehensive loss                                           (287)          (162)
     Retained earnings                                                            25,631          2,070
                                                                               ---------      ---------
          Total stockholders' equity                                             224,128        152,138
                                                                               ---------      ---------
                        Total Liabilities and Stockholders' Equity             $ 699,513      $ 162,067
                                                                               =========      =========

See accompanying notes to unaudited consolidated financial statements.

                             TranSwitch Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)
                      (in thousands, except per share data)


                                                                    Three months ended          Nine months ended
                                                                       September 30,              September 30,
                                                                 -------------------------------------------------

                                                                     2000        1999          2000         1999
                                                                     ----        ----          ----         ----
Revenues                                                          $ 42,600     $ 19,044      $104,031     $ 50,436

Cost of revenues                                                    12,506        6,516        31,695       17,682
                                                                  --------     --------      --------     --------
Gross profit                                                        30,094       12,528        72,336       32,754

Operating expenses:
     Research and development                                        6,011        3,700        15,916       10,250
     Marketing and sales                                             5,818        3,176        14,177        8,704
     General and administrative                                      1,205        1,008         3,935        2,743
     Amortization of goodwill and intangible assets                    153         --             153         --
     Acquired in-process research and development                    2,800         --           2,800         --
     Merger costs                                                     --           --           1,163         --
                                                                  --------     --------      --------     --------
Total operating expenses                                            15,987        7,884        38,144       21,697

                                                                  --------     --------      --------     --------
Operating income                                                    14,107        4,644        34,192       11,057

Interest income, net                                                 1,916        1,434         5,077        3,220
                                                                  --------     --------      --------     --------

Income before income taxes                                          16,023        6,078        39,269       14,277


Provision (benefit) for income taxes                                 6,888       (3,879)       15,708       (3,482)
                                                                  --------     --------      --------     --------

Net income                                                        $  9,135     $  9,957      $ 23,561     $ 17,759
                                                                  ========     ========      ========     ========

Basic earnings per common share                                   $   0.11     $   0.13      $   0.29     $   0.23

Weighted average number of                                          82,151       78,119        81,134       75,749
    common shares outstanding                                     ========     ========      ========     ========

Diluted earnings per common share                                 $   0.11     $   0.12      $   0.27     $   0.22

Weighted average number of                                          91,293       84,405        88,189       82,476
    common shares and equivalents outstanding                     ========     ========      ========     ========


See accompanying notes to unaudited consolidated financial statements

                             TranSwitch Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                                     -------------
                                                                                  2000          1999
                                                                                  ----          ----
Cash flows from operating activities:
Net income                                                                     $  23,561      $  17,759
     Adjustments to reconcile net income to
          net cash provided by operating activities:
               Depreciation and amortization                                       3,594          2,363
               Bad debt expense                                                      600           --
               Deferred income taxes                                               1,414         (4,545)
               Other non-cash items                                                  165           --
               Stock compensation expense                                             65            100
               Purchased in-process research and development                       2,800           --
               Changes in assets and liabilities:
                    (Increase) in accounts receivable                             (8,639)        (3,402)
                    (Increase) in inventories                                     (4,297)        (1,225)
                    (Increase) in prepaids and other assets                         (910)        (1,766)
                    Increase in accounts payable                                   1,308          3,252
                    Increase in accrued expenses and other liabilities            16,726          1,136
                                                                               ---------      ---------
                          Total adjustments                                       12,826         (4,087)
                                                                               ---------      ---------
                          Net cash provided by operating activities               36,387         13,672
                                                                               ---------      ---------

Cash flows from investing activities:
     Purchase of product licenses                                                   (500)          --
     Capital expenditures                                                         (7,722)        (3,761)
     Purchase of other investments                                                (4,134)        (2,457)
     Purchase of held to maturity investments                                   (226,858)      (119,468)
     Proceeds from maturity of investments                                       192,857         23,188
     Cash acquired in acquisitions                                                    90           --
                                                                               ---------      ---------
                          Net cash (used in) investing activities                (46,267)      (102,498)
                                                                               ---------      ---------

Cash flows from financing activities:
     Proceeds from the issuance of convertible debt, net of issuance costs       443,924           --
     Proceeds from the exercise of stock options                                  14,318          5,608
     Proceeds from the issuance of common stock, net of issuance cost               --           68,181
     Payment on long term leases                                                     (49)           (45)
     Payments on product license obligations                                        --             (303)
                                                                               ---------      ---------
                          Net cash provided by financing activities              458,193         73,441
                                                                               ---------      ---------


(Decrease) increase in cash and cash equivalents                                 448,313        (15,385)
Cash and cash equivalents at beginning of period                                  55,685         24,950

Cash and cash equivalents at end of period                                     $ 503,998      $   9,565
                                                                               =========      =========
Supplemental disclosure of cash flows information:
     Cash paid for interest                                                    $      17      $      48
     Cash paid for income taxes                                                $     852      $     389
Supplemental schedule of non-cash investing and financing activities:
     Increase in additional paid-in capital due to reversal of
         deferred tax valuation allowance                                      $    --        $   3,004
     Tax benefit realized from exercise of stock options                       $  23,579      $    --
     Issuance of common stock for Alacrity acquisition                         $  10,657      $    --

See accompanying notes to unaudited consolidated financial statements

                             TRANSWITCH CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    For the quarter ended September 30, 2000

Note 1.  Interim Financial Statements

         The accompanying unaudited consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The financial statements are prepared on a consistent basis with and should be read in conjunction with the statements and notes thereto for the fiscal year ended December 31, 1999 contained in the Company's current report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2000.

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

Note 2.  Inventories

         Inventories are carried at the lower of cost (on a first in, first out basis) or estimated net realizable value. Inventories are summarized as follows (in thousands):

                                   September 30, 2000        December 31, 1999
                                   ------------------        -----------------

Raw Materials                            $   878                 $ 1,017
Work in Process                            2,862                   1,121
Finished Goods                             8,457                   5,762
                                         -------                 -------
   Total Inventories                     $12,197                 $ 7,900
                                         =======                 =======

Note 3.  Stock Splits

On December 15, 1999, the Board of Directors announced a three-for-two stock split of the Company's common stock in the form of a stock dividend. The effective date of the stock split was January 10, 2000 for shareholders of record as of December 31, 1999. On July 20, 2000, the Board of Directors announced a two-for-one stock split of the Company's common stock in the form of a stock dividend. The effective date of the stock split was August 10, 2000 for shareholders of record as of August 1, 2000. Stockholders' equity has been restated to give retroactive recognition to the stock splits in prior periods by reclassifying from additional paid-in capital to common stock the par value of the additional shares resulting from the splits. In addition, all references in the financial statements to number of shares and per share amounts have been restated to show effect of the splits.

Note 4. Easics NV

In May 2000, we completed a combination with Easics NV, in which Easics NV became a wholly owned subsidiary of TranSwitch. We issued 505,382 shares of common stock in exchange for all of the outstanding stock of Easics NV. The combination was accounted for under the pooling-of-interests method of accounting and, accordingly, the accompanying financial statements and footnotes have been restated to include the operations of Easics NV for all periods presented. In the nine months ended September 30, 2000, we incurred approximately $1.2 million in transaction costs related to the combination, which were charged to operations.

         The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below (in thousands):

                                 Nine months ended September 30
                                 ------------------------------
                                     2000             1999
                                     ----             ----
Revenues:
         TranSwitch                $102,662         $ 49,118
         Easics NV                    1,369            1,318
                                   --------         --------
                  Combined         $104,031          $50,436
                                   ========         ========
Net income:
         TranSwitch                $ 23,303         $ 17,740
         Easics NV                      258               19
                                   --------         --------
                  Combined         $ 23,561         $ 17,759
                                   ========         ========

         Royalties from TranSwitch to Easics NV in the amount of $232 and $39 have been eliminated in the consolidated financial statements for the nine months ended September 30, 2000 (unaudited) and September 30, 1999 (unaudited), respectively. Accounts payable from TranSwitch to Easics NV in the amount of $221 and $183 have been eliminated as of September 30, 2000 (unaudited) and September 30, 1999 (unaudited), respectively. There were no other significant transactions between TranSwitch and Easics NV prior to the combination.

         TranSwitch net income for the nine months ended September 30, 2000 reflects the acquisition of Alacrity Communications, Inc.


Note 5.  Acquisition of Alacrity Communications

On July 31, 2000, we acquired all of the outstanding common stock of Alacrity Communications Inc. (Alacrity) for 266,836 shares of our common stock which includes the assumption of stock options to purchase 5,756 shares of common stock valued, in the aggregate, at approximately $11.3 million, which includes estimated direct acquisition costs of approximately $0.6 million. Alacrity designs communication semiconductor devices. The acquisition has been accounted for using the purchase method of accounting, and accordingly the results of operations of Alacrity have been included in our consolidated financial statements from August 1, 2000. The purchase price is subject to certain post-closing adjustments. The portion of the purchase price allocated to in-process research and development was $2.8 million which has been charged to expense in the quarter ended September 30, 2000. This charge represents the fair value of certain acquired research and development projects that were determined not to have reached technological feasibility as of the date of acquisition. An independent third party determined the amount of the in-process research and development based on a methodology that focused on the after-tax cash flows attributable to the in-process projects combined with the consideration of the stage of completion of the individual research and development project at date of acquisition. The excess of the purchase price over the fair value of the net identifiable assets acquired of $8.4 million has been recorded to goodwill and is being amortized on a straight-line basis over 10 years. The other identifiable intangible asset was $0.4 million and is being amortized on a straight-line basis over 5 years.

In connection with the acquisition, liabilities assumed were as follows:

                  Fair value of assets acquired               $11,988

                  Common Stock issued                         (10,657)
                                                              --------

                           Liabilities assumed                $  1,331
                                                              ========

The following unaudited pro forma financial information presents the combined results of operations of the Company and Alacrity as if the acquisition had occurred as of the beginning of 2000 and 1999. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company and Alacrity constituted a single entity during such periods. Alacrity did not generate any net revenues in 1999 or 2000. The pro forma information for the nine months ended September 30, 2000 and 1999 is as follows (in thousands, except for per share amounts):
                                                       2000            1999
                                                       ----            ----
              Net income                             $22,230         $15,167
              Basic earnings per share                 $0.27           $0.20
              Diluted earnings per share               $0.25           $0.18

Note 6.  Consolidated Statement of Stockholders' Equity
-------------------------------------------------------
         (in thousands, except share data)

                                                                                             Accumulated
                                                                                 Additional     Other
                                                                  Common Stock    Paid-in    Comprehensive   Retained
                                                                Shares    Amount  Capital        Loss         Earnings     Total
                                                                ------    ------  -------        ----         --------     -----

BALANCE AT DECEMBER 31, 1999                                  79,038,312     $79  $150,151      $(162)         $2,070     $152,138

Comprehensive income:

         Net income                                                    -       -         -          -          23,561       23,561
                Currency translation adjustment                        -       -         -       (125)              -         (125)
                                                                                                                              -----
         Total Comprehensive income                                                                                         23,436

Shares of common stock issued upon exercise of stock options
     and issued for the employee stock purchase plan           3,152,551       3    14,315          -               -       14,318

Shares of common stock issued in Alacrity transaction            266,836       -    10,657          -               -       10,657

Tax benefit on stock options                                           -       -    23,579          -               -       23,579
                                                              ----------     ---  --------      ------        -------     --------

BALANCE AT SEPTEMBER 30, 2000                                 82,457,699     $82  $198,702      $(287)        $25,631     $224,128
=============================                                 ==========     ===  ========      ======        =======     ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

         We commenced operations in April 1988. Since incorporation, we have designed, sourced and marketed high-speed VLSI semiconductor devices for public and private network applications worldwide. We shipped our first product in 1990 and have increased our volume of shipments over the last ten years. We have focused our product development efforts on devices that meet the needs of public and private network telecommunications and data communications equipment providers that serve the worldwide public network, Internet and corporate wide area network markets. Our devices are compliant with established standards in these markets, including SONET/SDH, asynchronous/PDH and ATM/IP.

         We derive substantially all of our revenues from product sales principally to domestic and international telecommunications and data communications equipment OEMs and to distributors. Revenues are recognized on product shipment. Agreements with certain distributors provide price protection and return and allowance rights. In certain cases, we work with network equipment OEMs during their system design phase with the goal of having our products designed into the OEMs' products. Our sales cycle often extends over more than one year because of the long lead times between an OEM's design to the start of volume shipments. We incur product research and development expenses well before the generation of substantial revenues from product sales to OEMs. A significant portion of our total revenues has been, and is anticipated to be, derived from foreign sales. Substantially all of our foreign sales are currently denominated in U.S. dollars. Our cost of revenues consists primarily of the purchase cost of finished VLSI devices produced by third-party semiconductor manufacturers. We intend to continue to outsource all of our VLSI device fabrication requirements.

         In May 2000, we exchanged 505,382 TranSwitch shares for all of the shares of Easics NV, a Belgian communications semiconductor service provider, the transaction was accounted for as a pooling of interests. In August 2000, we acquired Alacrity Communications, Inc. a California communications semiconductor company, in exchange for 266,836 TranSwitch shares, the acquisition was accounted for using the purchase method of accounting.

         Our operating results are subject to quarterly and annual fluctuations as a result of several factors that could materially and adversely affect profitability.

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES

         Total revenues for the quarter ended September 30, 2000 were $42.6 million, representing a 124% increase over the $19.0 million recorded in the comparable period of the prior year. Total revenues for the nine months ended September 30, 2000 revenues were $104.0 million, an increase of 106% over the $50.4 million for the same period in 1999. The increase in product revenue in the quarter and for nine months is attributable to the increase in the revenue across all three of our product lines, SONET/SDH, asynchronous/PDH and ATM/IP.

GROSS PROFIT

         Gross profit was $30.1 million for the quarter ended September 30, 2000, compared to $12.5 million in the corresponding period of the prior year. Gross profit for the nine months ended September 30, 2000 was $72.3 million, compared to $32.8 million in the corresponding period of the prior year. Gross margin was 70.6% for the quarter ended September 30, 2000, compared to 65.8% for the quarter ended September 30, 1999. Gross margin for the nine months ended September 30, 2000 was 69.5%, compared to 64.9% for the corresponding period in the prior year. The increase in gross profit and margin is principally the result of lower costs resulting from improved pricing from our semiconductor fabrication vendors achieved as we purchased higher volumes of semiconductor products.

RESEARCH AND DEVELOPMENT

         Research and development expenses were 14.1% of total revenues for the quarter ended September 30, 2000, compared to 19.4% of total revenues for the quarter ended September 30, 1999. Total research and development spending increased 62.5%, to $6.0 million, for the quarter ended September 30, 2000, compared to $3.7 million for the quarter ended September 30, 1999. In the nine month period ended September 30, 2000, research and development expenses were 15.3% of revenues, as compared to 20.3% for the corresponding period in the prior year. The increase in period-over-period expense was the result of our continued investment in research and development activities. The decreases as a percentage of total revenues in the quarter and nine months ended September 30, 2000 were attributable to the growth in revenues from the comparable periods in the prior year.

MARKETING AND SALES

         Marketing and sales expenses were 13.7% of total revenues for the quarter ended September 30, 2000, compared to 16.7% for the quarter ended September 30, 1999. Marketing and sales expenses increased 83.2%, to $5.8 million, for the quarter ended September 30, 2000, compared to $3.2 million for the quarter ended September 30, 1999. In the nine month period ended September 30, 2000, marketing and sales were 13.6% of total revenues, compared to

17.3% for the same period in 1999. Total spending increased 62.9% to $14.2 million for the nine month period ended September 30, 2000 as compared to $8.7 million in the comparable period in 1999. The increase in spending was primarily the result of the increase in marketing and sales personnel, expansion of our distribution network as part of our continued investment in its marketing and sales infrastructure and increased commissions paid to manufacturers representatives attributable to the higher sales volumes. The decreases as a percentage of total revenues in the quarter and nine months ended September 30, 2000 were attributable to the growth in revenues from the comparable periods in the prior year.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses for the quarter ended September 30, 2000 increased to $1.2 million from $1.0 million for the same quarter in the prior year, while decreasing as a percentage of total revenues from 5.3% for the quarter ended September 30, 1999 to 2.8% for the quarter ended September 30, 2000. The total spending for the nine month period ended September 30, 2000 increased 43.5% to $3.9 million from $2.7 million for the comparable period in 1999. The increase in period-over-period general and administrative expense was the result of our continued building of support in the general and administrative area. The decreases as a percentage of total revenues in the quarter and nine months ended September 30, 2000 were attributable to the growth in revenues from the comparable periods in the prior year.

OTHER EXPENSES

              We incurred expenses of $1.2 million in transaction costs related to the merger of EASICS NV completed in May, 2000. We recorded in the quarter ended September 30, 2000, $153,000 of amortization of goodwill and intangible assets and $2.8 million for acquired in-process research and development expenses, both related to the acquisition of Alacrity Communications completed in August, 2000.


INTEREST INCOME, NET

         Interest income, net of interest expense, was $1.9 million in the quarter ended September 30, 2000, compared to $1.4 million in the corresponding period in 1999; for the nine months ended September 30, 2000, interest income, net of interest expense, was $5.1 million as compared to $3.2 million for the same period in 1999. The increase in interest income, net of interest expense, was primarily the result of the increase in cash and investment balances between the two periods, due to $444 million in net proceeds from the issuance of convertible debt in September 2000 and cash generated from operations. There was $1.0 million of interest expense and $268 thousand of amortized debt issuance costs recorded in the quarter ended September 30, 2000 attributable to the convertible debt.

INCOME TAXES

         Our effective tax rate for the nine months ended September 30, 2000 was 40.0%, compared to an effective tax rate of 7.5%, before the effect of the deferred tax valuation allowance reversal, for the nine months ended September 30, 1999. The effective tax rate for the nine months of 2000 is consistent with the full year expectation. The 1999 rate reflects the benefit derived from the use of our net operating loss carry-forwards to offset taxable income for federal and state purposes.


LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations and met our capital requirements since incorporation in 1988 primarily through private and public issuances of debt and equity securities, bank borrowings and cash generated from operations. In September 2000 we received net proceeds of $444 million from the issuance of convertible debt. Our principal sources of liquidity as of September 30, 2000 consisted of $540.2 million in cash, cash equivalents and short-term investments, $53.9 million in long-term investments and $10.0 million available under our working capital line of credit and equipment line of credit provided by Silicon Valley Bank. As of September 30, 2000, we had no outstanding balance under these lines of credit. Pursuant to the working capital and equipment financing agreements with Silicon Valley Bank, we are restricted from further pledging our assets or granting additional security interests in our assets.

         In the first nine months of 2000, we generated $36.4 million of cash from operating activities, the result of net income of $23.6 million adjusted for non-cash items of $8.6 million, and a net increase in working capital of $4.2 million. Capital expenditures during this period totaled $7.7 million, including purchases of computer equipment and software. Net cash provided by financing activities consists of net proceeds from the issuance of convertible debt of $444 million and proceeds from the exercise of stock options of $14.3 million.

         We believe that existing cash resources and cash generated from operations will fund necessary purchases of capital equipment and provide adequate working capital at least through the end of 2001. However, there can be no assurance that events in the future will not require us to seek additional capital in the future or, if so required, that capital will be available on terms favorable or acceptable to us, if at all.

RECENT ACCOUNTING PRONOUNCEMENTS

             In June, 1998, the Financial Account Standards Board issued
SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. We will adopt SFAS No. 133 as amended, beginning January 1, 2001. We have not historically used financial instruments to hedge interest rate or foreign exchange risk which are subject to SFAS No. 133. We are currently evaluating the impact of any embedded derivatives that may be affected by this statement, and have therefore not yet made a determination of the impact of this accounting standard on our financial position or results of operations.

         The Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," on December 3, 1999, SAB No. 101A on March 24, 2000, SAB No. 101B on June 26,
2000 and a document issued on October 12, 2000 responding to frequently asked questions (FAQ) regarding accounting standards related to revenue recognition and SAB No. 101. SAB No. 101 sets forth the views of the staff of the SEC on revenue recognition issues, including conceptual issues as well as certain industry-specific guidance. We are required to report the impact of SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, no later than the fourth fiscal quarter of the fiscal year 2000. The effect of the change would be recognized as a cumulative effect of a change in accounting principle as of January 1, 2000. Prior year financial statements will not be restated. We have not yet made a determination of the impact of this accounting guidance on our financial position or results from operations, and are considering guidance from the SEC's recently issued FAQ on SAB No. 101.



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

We Depend on a Few Outside Fabrication Facilities. We do not own or operate a VLSI circuit fabrication facility and depend upon seven foundries for most of its semiconductor device requirements. We cannot be certain that we will be able to renew or maintain contracts with these foundries on terms as favorable as current contract terms. There are other significant risks associated with reliance on a few outside foundries, including:

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

Indebtedness. In September 2000, we sold $460 million of convertible notes, which substantially increased our total indebtedness and our ratio of debt to total capitalization. We may incur substantial additional indebtedness in the future. Such increased indebtedness may, among other things, make it difficult for us to obtain necessary future financing and make us more vulnerable in the event of a downturn in our business. There can be no assurance that we will be able to meet our debt service obligations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. We have no financial instruments that give us exposure to changes in foreign exchange rates or equity prices. We have investments in money market accounts, government securities and commercial paper that earn interest income that is a function of the market rates. As a result we do have exposure to changes in interest rates. For example if interest rates were to decrease by one percentage point from their current levels, our potential interest income for the remainder of calendar year 2000 would decrease by approximately $1.5 million. We have an insignificant amount of revenue denominated in foreign currencies. A change in foreign currency exchange rates would not result in a significant impact to our financial position, cash flows or results of operations.

         At September 30, 2000 our long-term debt consists of convertible notes with interest at a fixed rate. Consequently, we do not have significant cash flow exposure on our long term debt. However, the fair value of the convertible notes is subject to significant fluctuation due to changes in market interest rates and their convertibility into shares of TranSwitch common stock.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

         On August 1, 2000 we issued under Regulation D of the Securities Act of 1933, as amended, 266,088 shares of common stock to the former stockholders of Alacrity Communications, Inc. in exchange for all of Alacrity's outstanding shares and convertible debt. There were fewer than 35 unaccredited former Alacrity stockholders and the unaccredited former Alacrity stockholders were represented by a qualified "purchaser representative." We informed the former Alacrity stockholders prior to the consummation of the transaction that the TranSwitch shares they would receive in exchange for their Alacrity shares were not registered under the Securities Act and could not be resold without registration or an exemption therefrom. The former Alacrity stockholders received shares of TranSwitch common stock bearing a restrictive legend. The former Alacrity stockholders represented to us that they were acquiring the TranSwitch shares for their own account. The shares issued to the former Alacrity stockholders were registered in a registration statement on Form S-3 (File No. 333-44040) that was declared effective on September 29, 2000.

         On September 6, 2000, we sold pursuant to Rule 144A of the Securities Act, to Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Robertson Stephens, Inc. and Banc of America Securities LLC $460 million of 4 1/2% convertible notes due 2005. The initial purchasers received a commission from the sale of the notes of $15 million. The notes were sold to "qualified institutional buyers," as that term is defined in the Securities Act and were not, when issued, of the same class as securities listed on a national securities exchange or quoted on Nasdaq. The notes are convertible at the option of the holders at a rate, which is subject to adjustment, of $61.9225 per share, which is equal to a conversion rate of approximately 16.1492 shares per $1,000 principal amount of notes.

Item 5. Other Information.

         Our By-Laws establish an advance notice procedure with regard to certain matters, including nominations of persons for election to the Board of Directors and the proposal of business to be considered by the stockholders entitled to vote at the next annual meeting of stockholders. In general for the annual meeting to be held in 2001, notice must be received, in writing, at the Company's principal executive offices not later than December 21, 2000 and not before November 21, 2000. Notice should be sent to the attention of the Secretary of the Company and must contain specified information concerning the matters to be brought before such meeting and concerning the stockholder proposing such matters. In order to curtail any controversy as to the date on which we receive notice, it is suggested that proponents submit their notice by Certified Mail, Return Receipt Requested.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

                  Exhibit 1.1 Agreement and Plan of Reorganization, dated July 25, 2000, by and among TranSwitch, TXC Acquisition Corporation and the Alacrity Stockholders (filed as Exhibit 2.1 to the TranSwitch registration statement on Form S-3 (File No. 333-44040) and incorporated herein by reference

                  Exhibit 1.2 Escrow Agreement, dated August 1, 2000, by and among TranSwitch, the Alacrity Stockholders and the other parties thereto (filed as Exhibit 2.2 to the TranSwitch registration statement on Form S-3 (File No. 333-44040) and incorporated herein by reference


                  Exhibit 4.1 Indenture dated as of September 12, 2000 by and between TranSwitch and State Street Bank and Trust Company, including the forms of convertible notes

                  Exhibit 4.2 Registration Rights Agreement dated as of September 12, 2000 by and among TranSwitch and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Robertson Stephens, Inc. and Banc of America Securities LLC

                  Exhibit 4.3 Registration Rights Agreement, dated August 1, 2000, by and among TranSwitch and the Alacrity Stockholders (filed as Exhibit 4.1 to the TranSwitch registration statement on Form S-3 (File No. 333-44040) and incorporated herein by reference

                  Exhibit 4.4 Purchase Agreement, dated August 1, 2000, by and among TranSwitch, Alacrity, TXC Acquisition Corporation, Triophy Investments, Ltd. and Current Ventures II, Ltd. (filed as Exhibit 4.2 to the TranSwitch registration statement on Form S-3 (File No. 333-44040) and incorporated herein by reference)

                  Exhibit 10 Purchase Agreement dated as of September 6, 2000 by and among TranSwitch and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, FleetBoston Robertson Stephens, Inc. and Banc of America Securities LLC, as representatives of the several initial purchasers

                  Exhibit 11, Statement re: computation of per share earnings.

                  Exhibit 27, Financial Data Schedule

         (b) Reports on Form 8-K

         On September 1, 2000, we filed a current report on Form 8-K reporting that we intended to offer $250 million in convertible debt in a private placement.

         On September 11, 2000, we filed a current report on Form 8-K reporting that we had agreed to sell $400 million in convertible debt in a private placement.

         On September 13, 2000, we filed a current report on Form 8-K containing restated audited financial statements reflecting our combination with Easics NV, effective as of May 9, 2000

         On September 25, 2000, we filed a current report on Form 8-K reporting that the initial purchasers of our convertible debt had exercised their over-allotment option.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        TranSwitch Corporation
                                        (Registrant)



Date: November 6, 2000
                                         /s/ Dr. Santanu Das
                                        ----------------------------------
                                        Dr. Santanu Das
                                        Chairman of the Board,
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



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

                                INDEX TO EXHIBITS

                             Description of Exhibit




1.1 Agreement and Plan of Reorganization, dated July 25, 2000, by and among TranSwitch, TXC Acquisition Corporation and the Alacrity Stockholders (filed as Exhibit 2.1 to the TranSwitch registration statement on Form S-3 (File No. 333-44040) and incorporated herein by reference

1.2 Escrow Agreement, dated August 1, 2000, by and among TranSwitch, the Alacrity Stockholders and the other parties thereto (filed as Exhibit
         2.2 to the TranSwitch registration statement on Form S-3 (File No. 333-44040) and incorporated herein by reference

4.1 Indenture dated as of September 12, 2000 by and between TranSwitch and State Street Bank and Trust Company, including the forms of convertible notes

4.2 Registration Rights Agreement dated as of September 12, 2000 by and among TranSwitch and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Robertson Stephens, Inc. and Banc of America Securities LLC

4.3 Registration Rights Agreement, dated August 1, 2000, by and among TranSwitch and the Alacrity Stockholders (filed as Exhibit 4.1 to the TranSwitch registration statement on Form S-3 (File No. 333-44040) and incorporated herein by reference

4.4 Purchase Agreement, dated August 1, 2000, by and among TranSwitch, Alacrity, TXC Acquisition Corporation, Triophy Investments, Ltd. and Current Ventures II, Ltd. (filed as Exhibit 4.2 to the TranSwitch registration statement on Form S-3 (File No. 333-44040) and incorporated herein by reference)

10. Purchase Agreement dated as of September 6, 2000 by and among TranSwitch and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, FleetBoston Robertson Stephens, Inc. and Banc of America Securities LLC, as representatives of the several initial purchasers.

11.      Statement re: computation of per share earnings

27.      Financial Data Schedule