Form 10-K405
period 2000-12-31
TRANSWITCH CORP /DE
filed 2001-04-02
CIK 944739

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

  [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the Fiscal Year Ended December 31, 2000

       or

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on February 28, 2001, as reported on the Nasdaq National Market, was approximately $1,595,572,812. Shares of Common Stock held by each executive officer and director and by each person who to the Company's knowledge owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   Common Stock, par value $.001 per share, outstanding at February 28, 2001:
84,855,227
   4 1/2% Convertible notes due 2005 outstanding at February 28, 2001:
$460,000,000

                      DOCUMENTS INCORPORATED BY REFERENCE

   Parts of the following document are incorporated by reference in Part III of this Form 10-K Report: (1) Proxy Statement for Registrant's 2001 Annual Meeting of Shareholders--Items 10, 11, 12 and 13.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Item 1. Business

   The following description of our business should be read in conjunction with the information included elsewhere in this document. The description contains certain forward-looking statements, that involve risks and uncertainties. When used in this document, the word "intend," "believe," "estimate," "plan," and "expect" and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements as a result of certain of the risk factors set forth elsewhere in this document. See also, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors That May Affect Future Results."

General

   We are a Delaware corporation established in April, 1988, that designs, develops, markets and supports highly integrated digital and mixed-signal (analog and digital) semiconductor system-on-a-chip solutions for building emerging networks for telecommunications and data communications applications. Our VLSI semiconductor devices provide core functionality for communications network equipment. Our programmable VLSI solutions can be tailored by network equipment manufacturers to provide high levels of functionality for broadband communication networks and to implement value-added features, thus differentiating their products from competitive offerings. Our programmable VLSI solutions also accommodate new customer application requirements and protocol changes throughout the networking equipment life cycle. Our VLSI devices are compliant with asynchronous/PDH (Plesiochronus Digital Hierarchy), SONET (Synchronous Optical Network)/SDH (Synchronous Digital Hierarchy) and ATM (Asynchronous Transfer Mode)/IP (Internet Protocol) standards. We also offer products that combine multi-protocol capabilities on a single chip that can be programmed for multi-service applications. Our mixed-signal and digital design capability, in conjunction with our communications systems expertise, enables us to determine and implement optimal combinations of design elements for enhanced functionality. We believe that this approach permits our customers to achieve faster time-to-market and to introduce systems that offer greater functionality, improved performance, lower power dissipation, reduced system size and cost and greater reliability relative to discrete solutions.

   Our principal customers are OEMs that serve three fast-growing market segments:

  . the worldwide public network infrastructure that supports voice and data communications;

  . the Internet infrastructure that supports the World Wide Web and other data services; and

  . corporate wide area networks (WANs) that support voice and data information exchange within medium-sized and large enterprises.

   We have sold our VLSI devices to more than 400 customers worldwide. Our customers include Alcatel, Cisco, ECI Telecom, Ericsson, GEC Marconi, Lucent, Nortel, Redback Networks, Siemens and Tellabs. We sell our products through a direct sales force and a worldwide network of independent distributors and sales representatives located in the United States and 16 other countries.

Products and Applications

   We supply high-speed, broadband VLSI semiconductor devices to systems OEMs that serve three fast-growing market segments: the worldwide public network infrastructure that supports both voice and data communications, the Internet infrastructure that supports the World Wide Web and other data services and corporate WANs. As a system-on-a-chip innovation leader, our core competencies include:

  . an in-depth understanding of SONET/SDH, asynchronous/PDH and ATM/IP standards;

  . the ability to design complex mixed-signal high-speed VLSI devices; and

  . the capability to verify the design against customers' requirements and industry standards through analysis, simulation, verification and certification.

   Our four product lines consist of (a) multi-protocol programmable, (b) SONET/SDH, (c) asynchronous/PDH and (d) ATM/IP products. We believe that our chip-set approach and broad product coverage in all four product lines position us as a "one-stop source" for broadband communications VLSI products. Network equipment vendors can mix and match our VLSI devices to optimally configure a specific system. Our product lines can be combined to provide a cost-effective communication systems solution with increased functional integration and features while providing seamless integration of SONET/SDH, asynchronous/PDH and ATM/IP for broadband network applications.

   The prices for our products typically range from approximately $20 to $300 per device, depending on volume, complexity and functionality.

 Multi-Protocol Programmable Products

   We introduced three multi-protocol products in 1999 and one in 2000 and extended our product family to provide seamless integration of asynchronous/PDH, SONET/SDH and ATM/IP protocols on a single chip. The mix and match of protocols and higher level of service-related functionality in these products enables our telecommunications and data communications OEM vendors to develop multi-service systems for access and transport applications.

   Our PHAST (Programmable High Performance ATM/PPP/TDM SONET/SDH Terminator) series of products target simultaneous mapping and transport of ATM/PPP and TDM services over fiber optic networks. The ASPEN (Access Systems Processing Engine) family of network processor products provides complete higher layer functionality for processing cell and/or packet services. ASPEN has three embedded specialized RISC processors, which can be configured by downloading different software, to function as cell engines, packet engines or high-speed copper access engines.

 SONET/SDH Products

   In the SONET/SDH area, we offer devices that provide a direct interface for fiber optic transmission in North America, Europe and Asia. Our mappers, which bridge the interconnections between SONET/SDH equipment and asynchronous equipment, allow DS-series and E-series transmission lines to be connected with SONET/SDH lines. In this way these mappers transparently transport asynchronous signals across the SONET/SDH network.

   Our current SONET/SDH products are used to build access equipment, add/drop multiplexers, digital cross connects (DACS) and other telecommunication and data communications equipment. This equipment is configured for use in both domestic and international fiber-based public networks. Our SONET/SDH products have applications in customer premise equipment, such as routers and hubs and in central offices, adding integrated fiber optic transmission capability to telephone switches.

 Asynchronous/PDH Products

   Our asynchronous/PDH products provide high-bandwidth connections and are used to configure transmission equipment for use in the public network. This equipment is used to increase the capacity of the copper-based public network. Our asynchronous/PDH VLSI products also enable customer premise equipment
(CPE), such as hubs and routers used in WANs and LANs, to access the public network for voice and data communications with similar products in other locations.

   Our asynchronous/PDH products provide high levels of integration, as well as cost, power and performance benefits relative to discrete and competing integrated circuit solutions. Our asynchronous/PDH VLSI products include devices that provide solutions for DS-1 through DS-3 and E-1 through E-3 transmission lines. This product line includes line interfaces, multiplexers that combine multiple low-speed lines to form a higher speed line, as well as demultiplexers, which perform the reverse function. In addition, we offer framers, which are devices that identify the starting points of defined bit streams and enable systems to recognize the remaining bits.

 ATM/IP Products

   Our ATM/IP family of products targets the core elements of ATM/IP-based multi-service access multiplexer systems. Our CellBus is a system architecture for implementing ATM/IP access multiplexers and ATM/IP switching systems. Our first two products incorporating CellBus, CUBIT and CUBIT-Pro, provide single-chip ATM/IP switching capability in access equipment. These products have been designed into many system vendors' solutions since late 1995, establishing CellBus as a significant technology in the global broadband network access market. Our ATM/IP products also include VLSI semiconductor devices for line interfacing and service adaptation functions.

Technology

   We believe that one of our core competencies is the telecommunications and data communications knowledge and expertise of our key executives and our systems engineering organization. The systems engineering group possesses substantial telecommunications and data communications design experience, as well as extensive knowledge of relevant standards. This includes not only a thorough understanding of the actual written standards, but also an awareness of and appreciation for the nuances associated with these standards necessary for assuring that device designs are fully compliant.

   Complementing our accumulated communications industry expertise is our VLSI design competence. Our VLSI design staff has extensive experience in designing high-speed digital and mixed-signal devices for communications applications. These designs require a sophisticated understanding of complex technology, as well as the specifics of manufacturing processes (deep submicron) and their resulting impact on device performance. We have developed a large number of VLSI blocks that operate under the demanding requirements of the telecommunications and data communications industry. These blocks have been designed using standard VLSI-oriented programming languages such as VHDL and Verilog and verified with standard verification tools.

   We have developed proprietary tool sets called "Test Benches," which facilitate on-time development of VLSI products and help assure that our products meet customer and standards requirements. These Test Benches consist of behavior models of all applicable functions in a high level design environment. These Test Benches also include test signal generators and analyzers such as models of SONET/SDH signals. Systems engineers use Test Benches to test new architectural concepts, while VLSI designers use Test Benches to ensure that the device conforms to product specifications.

   We have invested significant resources in developing a multimillion gate system on a chip architecture, with a high level of software functionality, for our programmable products. Our system-on-a-chip definition, architecture, verification expertise and design methodology ensure that hardware (VLSI) and software architectural trade-offs yield desired performance from our VLSI solutions. The system-on-a-chip performance, simulation, verification and stress testing, using Test Benches, provides customers with wire speed services.

Sales and Marketing

   Our marketing strategy focuses on key customer sponsorships to promote early adoption of our VLSI devices in the products of market-leading communications equipment vendors. Through our customer sponsorship program, OEMs collaborate on product specifications and applications while participating in product testing in parallel with our own certification process. This approach accelerates customers' time-to-market delivery, while enabling us to achieve early design wins for our products and derive non-recurring engineering expense support and volume forecasts for specific products from these sponsors.

   Our sales strategy focuses on worldwide suppliers of high-speed communications and communications-oriented equipment. These customers include telecommunications, data communications, Internet, customer premise, computing, process control and defense equipment vendors. In addition, we target emerging technology leaders in the communications equipment market, which are developing next generation solutions for the telecommunications and data communications markets. We identify and address sales opportunities through our direct sales force and worldwide network of independent distributors and sales representatives.

   Our direct sales force, technical support personnel and key engineers work together in teams to support key customers. We have located technical support capabilities in key geographical locations. These field sales engineers, independent distributors and representatives support our customers. We maintain a technical support team at our headquarters as a backup to the field sales engineers.

   We have established foreign distributors and sales representative relationships in Australia, Benelux, Brazil, Canada, China, France, Germany, Great Britain, Israel, Italy, Japan, Korea, Spain, Sweden, Switzerland and Taiwan. We also sell our products through domestic distributors and a network of domestic sales representatives. We have regional sales and technical support capabilities in Boston, Massachusetts; Chicago, Illinois; San Jose, California; Morristown, New Jersey; Raleigh/Durham, North Carolina; Ottawa, Ontario; Brussels, Belgium; New Delhi, India; and Taipei, Taiwan, as well as at our headquarters facility in Shelton, Connecticut.

Customers

   Since shipping our first product in 1990, we have sold our products and services to over 400 customers. Our customers include public network systems suppliers that incorporate our products into telecommunications systems, WAN and LAN equipment suppliers, Internet-oriented OEMs, communications test and performance measurement equipment suppliers and government, university and private laboratories that use our products in advanced public network and WAN and LAN developments.

   Foreign sales, consisting primarily of sales to customers in Europe, the Middle East and the Far East, constituted 46%, 32% and 48% of net revenues in the years 2000, 1999 and 1998, respectively.

   The following table sets forth, for the periods indicated, the percentage of our net revenues derived from our significant distributors and customers:

                                                         Year Ended December 31,
                                                         -----------------------
                                                          2000    1999    1998
                                                         ------- ------- -------
Distributors:
Insight Electronics, Inc.(1)(2).........................    32%     33%     19%
Arrow Electronics, Inc.(2)..............................    *       18%     16%
Coltek Technology(1)....................................    *       *       14%
Unique Memec(1).........................................    16%     *       *
Customers:
Tellabs Operations, Inc.(1)(2)(3).......................    16%     13%     20%
Lucent Technologies, Inc.(1)(3)(4)......................    11%     16%     *
Nortel Networks Corporation(2)(3).......................    *       13%     *

--------
*  Revenues were less than 10% of our net revenues in these years.
(1) Insight Electronics, Coltek Technology (formerly Columbia Technology) and Unique Memec are distributors of our products to various end users. In 2000 and 1999, a portion of Lucent Technologies' purchases were shipped through Insight Electronics. In 2000, a portion of Tellabs Operations, Inc. purchases were shipped through Insight Electronics.
(2) Our sales to Tellabs Operations during 2000 and 1999 were made through Insight Electronics and Arrow Electronics, both of which also shipped products to Nortel Networks. Sales to Tellabs Operations through

   Arrow Electronics during 1998 represented 16% of our net revenues. During 1998, sales to Tellabs Operations were made through Reptron Electronics and Arrow Electronics, both Tellabs Operations' designated distributors.
(3) Represents total shipments, including those made directly and those made through distributors.
(4) Includes sales to Ascend Communications, which was acquired by Lucent Technologies during 1999. This percentage represents total shipments, including those made directly and those made through distributors.

Research and Development

   We believe that the continued introduction of new products in our target markets is essential to our growth. As of December 31, 2000, we had 193 full-time employees engaged in research and development efforts. We believe that our research and development staffing will only moderately increase during 2001. We employ designers who have the necessary engineering and systems qualifications and are experienced in software, mixed-signal, high-speed digital, telecommunications and data communications technologies. Research and development expenditures for the years 2000, 1999 and 1998 were $24.2 million, $14.5 million, and $11.5 million, respectively.

   All developments are carried out using ISO 9001 certified design processes and the design tools and environment are continuously updated to improve design, fabrication and verification of products. From time to time, we subcontract design services and acquire products from third parties to enhance our product lines. Our internal research and development organization thoroughly reviews the external development processes and the design of these products as part of its quality assurance process.

Patents and Licenses

   We have 30 patents issued and 14 patent applications pending in the United States. Of the 30 issued patents, one is co-owned by ECI Telecom Ltd. and one is co-owned by Siemens Telecommunications Systems Ltd. We have eight patents issued and 15 patent applications pending in Canada. We have six patents issued in Taiwan, with one patent being co-owned by Siemens Telecommunications Systems Ltd. We have three patents issued and eight patents pending in the People's Republic of China and one patent pending in Hong Kong. We have 17 patent applications pending in selected countries in the European Patent Office (EPO) and two patents issued in France, Germany and the United Kingdom; one patent issued in France, Germany, Italy and the United Kingdom; and one patent issued in Belgium, France, Germany, Italy, Spain, Sweden and the United Kingdom. In addition, we have seven patent applications pending in Japan and seven patents issued and five patents pending in Israel. Further, we have eight patent applications pending under the Patent Cooperation Treaty (PCT) with the possibility of filing all five in the EPO, Canada, China and Japan and two of the five in Israel. None of our domestic or foreign patents that have issued will expire in the near future unless we choose not to pay renewal fees. Our oldest patent is not scheduled to expire for over six years.

   We can not guarantee that our patents will not be challenged or circumvented by our competitors, and we can not be sure that pending patent applications will ultimately issue as patents. Under current law, patent applications in the United States are maintained in secrecy until patents are issued, and the right to a patent in the United States is attributable to the first to invent, not the first to file a patent application. In the process of obtaining foreign patents, patent applications are published approximately 18 months after their priority (U.S.) filing date, and the right to a patent is determined by the first to file an application. We can not be sure that our products or technologies do not infringe patents that may be granted in the future pursuant to pending patent applications or that our products do not infringe any patents or proprietary rights of third parties. From time to time, we receive communications from third parties alleging patent infringement. If any relevant claims of third-party patents are upheld as valid and enforceable, we could be prevented from selling our products or could be required to obtain licenses from the owners of such patents or be required to redesign our products to avoid infringement. We can not assure that such licenses would be available or, if available, would be on terms acceptable to us or that we would be successful in any attempts to redesign our products or processes to avoid infringement. Our failure to obtain these licenses or to redesign our products would have a material adverse effect on our business.

   We also have been granted registration of 13 trade or service marks in the United States, and we have seven more U.S. applications for trademarks awaiting approval. We have also obtained four trademark registrations under the European Trademark (ECT) procedure.

   Our ability to compete depends upon our ability to protect our proprietary information through various means, including ownership of patents, copyrights, mask work registrations and trademarks. While no intellectual property right of ours has been invalidated or declared unenforceable, we can not assure that such rights will be upheld in the future. We believe that, in view of the rapid pace of technological change in the semiconductor industry, the technical experience and creative skills of our engineers and other personnel are the most important factors in determining our future technological success.

   We have entered into various license agreements for product or technology exchange. The purpose of these licenses has, in general, been to obtain second sources for standard products or to convey or receive rights to certain proprietary or patented cores, cells or other technology.

   We sell our products into the telecommunications industry, an industry whose products are subject to various standards which are agreed upon by recognized industry standards committees. Where applicable, we design our products to be in conformity with these standards. We have received and expect to continue to receive, in the normal course of business, communications from third parties stating that if certain of our products meet a particular standard, these products may infringe one or more patents of that third party. After a review of the circumstances of each communication, we, in our discretion and upon the advice of counsel, have taken or may take in the future one of the following courses of action: we may negotiate payment for a license under the patent or patents that may be infringed, we may use our technology and/or patents to negotiate a cross-license with the third party or we may decline to obtain a license on the basis that we do not infringe the claimant's patent or patents, or that such patents are not valid, or other bases. We can not assure that licenses for any of these patents will be available to us on reasonable terms or that we would prevail in any litigation seeking damages or expenses from us or to enjoin us from selling our products on the basis of any of the alleged infringements.

Manufacturing and Quality

   Our manufacturing objective is to produce reliable, high-quality devices cost-competitively. To this end, we seek to differentiate ourselves by:

  . maximizing the reliability and quality of our products;

  . achieving on-time delivery of our products to our customers;

  . minimizing capital and other resource requirements by subcontracting capital-intensive manufacturing; and

  . achieving a gross margin commensurate with the value of our products.

   We are registered by TUV Rheinland of North America, Inc. as complying with the requirements of ISO 9001.

   All of our VLSI devices are manufactured by established independent foundries. This approach permits us to focus on our design strengths, minimize fixed costs and capital expenditures and access diverse manufacturing technologies. Currently, we utilize seven foundries to process our wafers:
Texas Instruments Incorporated (TI), LSI Logic Corporation (including Symbios Logic, Inc., which it acquired), Winbond Electronic Corporation, American Microsystems, Inc., IBM Microelectronics (a division of IBM) and Cypress Semiconductor Corporation in the United States and Taiwan Semiconductor Manufacturing Company Limited

(TSMC) in Taiwan. Foundries are required to have qualified and reliable processes. The selection of a foundry for a specific device is based on availability of the required process technology and the foundry's capability to support the particular set of tools used by us for that device.

   Currently, TI manufactures all of our BiCMOS devices. We are party to a foundry agreement with TI, pursuant to which we receive access to TI's process technology through 2001.

Competition

   The semiconductor industry is intensely competitive and is characterized by the following:

  . rapid technological change;

  . shortage in fabrication capacity;

  . price erosion;

  . unforeseen manufacturing yield problems; and

  . heightened international competition in many markets.

   The telecommunications and data communications industries, which are our primary target markets, are also intensely competitive due to deregulation and heightened international competition.

   Our competition consists of specialized semiconductor companies from the United States as well as other countries and semiconductor divisions of vertically integrated companies, such as IBM Corporation, Lucent Technologies, Inc., NEC Corporation and Siemens Corporation. New entrants are also likely to attempt to obtain a share of the market for our current and future products.

   Our principal competitors in the asynchronous/PDH and SONET/SDH areas are Applied Micro Circuits Corporation, Conexant Systems, Inc., Crystal Semiconductor Corporation, Dallas Semiconductor Corporation, EXAR Corporation, Lucent Technologies, Inc., National Semiconductor Corporation, PMC-Sierra Inc., Texas Instruments Inc., TriQuint Semiconductor, Inc., Vitesse Semiconductor Corporation and VLSI Technology, Inc. In addition, there are a number of ASIC vendors, including AMI Industries, Inc., LSI Logic Corp. and STM Microelectronics Group, which compete with us by supplying customer-specific products to OEMs. In the ATM area, the principal competitors include all the vendors mentioned above and, in addition, Advanced Micro Devices, Inc., Integrated Telecom Technology, Inc. and MMC Networks, Inc. Numerous other domestic and international vendors have announced plans to enter this market.

   We believe that the principal bases of competition include:

  .  product functionality;

  .  product definition;

  .  product design;

  .  test capabilities;

  .  reliability/quality;

  .  technical support;

  .  price;

  .  time-to-market;

  .  reputation for quality; and

  .  financial stability.

   We believe that we compete favorably with respect to these factors. We also believe that our competitive strengths include the distribution channels we have established, our workforce of highly experienced digital and mixed-signal circuit designers with strong system architecture skills, and our proprietary design and development tools, including our proprietary simulation and testing software, our library of analog and digital blocks and cells and our high quality worldwide technical support.

Backlog

   As of December 31, 2000, our backlog was $66.5 million, as compared to $21.7 million as of December 31, 1999. Backlog represents firm orders anticipated to be shipped within the next 12 months. Our business and, to a large extent, that of the entire semiconductor industry is characterized by short-term order and shipment schedules. Since orders constituting our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty, backlog is not necessarily an indication of future revenue.

Employees

   At December 31, 2000, we employed 331 full time employees, as follows: 193 in research and development, 84 in marketing and sales, 37 in operations and 17 in administration. Our future success depends upon our ability to attract, motivate and retain technical, marketing, sales and management personnel who are in great demand in the communications industry. We are not party to any collective bargaining agreements, and we believe that our employee relations are good.

Item 2. Properties

Facilities

   Our headquarters are located in a suburban office park in Shelton, Connecticut where we lease approximately 63,000 square feet in a four-story office building. Product development and all final inspection and shipping, marketing and administration activities are located at this facility. The lease is due to expire in November 2007. We also lease approximately 6,700 square feet in Raleigh, North Carolina where additional product development efforts take place. We lease approximately 8,900 square feet in Stoneham, Massachusetts for product development and sales support. In January 2000, we opened a new leased facility of 2,500 square feet in Taipei, Taiwan for sales support. In May 1998, we opened a 14,000 square-foot facility in New Delhi, India for product development, and in February 2000, we opened a 3,000 square-foot facility in Lausanne, Switzerland for product design. In connection with our combination with Easics NV, we obtained a 7,400 square foot facility in Leuven, Belgium, for product development, sales and sales support. Our California facilities have been consolidated into the approximately 8,800 square foot facility in Milpitas, California leased by Alacrity Communications, Inc., which we acquired in August 2000, which will be used for product development as well as sales and sales support. In connection with the acquisition of ADV Engineering, we obtained an approximately 4,200 square foot facility in Toulouse, France.

Item 3. Legal Proceedings

   None.

Item 4. Submission of Matters to a Vote of Security-Holders

   No matters were submitted to a vote of security holders during the three months ended December 31, 2000.

                                    PART II

Item 5. Market for Registrants' Common Equity and Related Stockholder Matters

   Our common stock is traded on the Nasdaq National Market under the symbol "TXCC." The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the Nasdaq National Market. The prices set forth below reflect a 3-for-2 stock split in the form of a dividend effected on June 8, 1999, a 3-for-2 stock split in the form of a dividend effected on January 11, 2000 and a 2-for-1 stock split in the form of a dividend effected on August 10, 2000.

                                                                   High   Low
                                                                  ------ ------
Year Ended December 31, 1999:
  First Quarter.................................................. $10.61 $ 6.61
  Second Quarter.................................................  15.88   7.78
  Third Quarter..................................................  21.67  13.42
  Fourth Quarter.................................................  24.20  12.40
Year Ended December 31, 2000:
  First Quarter..................................................  67.25  19.21
  Second Quarter.................................................  48.75  22.56
  Third Quarter..................................................  67.86  33.19
  Fourth Quarter.................................................  74.69  24.50

   As of February 28, 2001 there were approximately 328 holders of record and approximately 37,000 beneficial shareholders of the Company's common stock.

   We have never paid cash dividends on our common stock. We currently intend to retain earnings for use in our business and do not anticipate paying any cash dividend in the foreseeable future. In addition, our line of credit loan agreement prohibits the payment of cash dividends without prior bank approval. Any future declaration and payment of dividends will be subject to the discretion of our board of directors, will be subject to applicable law and will depend upon our results of operations, earnings, financial condition, contractual limitations, cash requirements, future prospects and other factors deemed relevant by our board of directors.

Item 6. Selected Financial Data

   You should read the following selected financial data in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The selected statement of income data for the years ended December 31, 2000, 1999 and 1998 and the selected balance sheet data at December 31, 2000 and 1999 presented below are derived from our consolidated financial statements, which have been audited by KPMG LLP, independent certified public accountants, and together with their report thereon are included elsewhere in this report. Historical periods have been restated to reflect the share-for-share exchange with Easics NV, which was accounted for as a pooling of interests.

 Amounts presented in thousands, except per share data

                                             Years ended December 31,
                                     -----------------------------------------
                                       2000    1999    1998    1997     1996
                                     -------- ------- ------- -------  -------
Selected Statement of Income Data:
Net revenues.......................  $155,083 $73,533 $45,993 $28,802  $21,122
Gross profit.......................   108,936  48,323  28,719  17,000    6,797
Net income(loss)(1)................    38,355  25,334   6,157  (1,722)  (9,829)
Basic earnings (loss) per share
 (1)(2)(4).........................  $    .47 $   .33 $   .10 $  (.03) $  (.18)
Diluted earnings (loss) per
 share(1)(2)(3)(4).................  $    .44 $   .31 $   .09 $  (.03) $  (.18)
Shares used in calculation of basic
 earnings (loss) per share (2)(4)..    81,681  76,676  63,174  55,190   53,385
Shares used in calculation of
 diluted earnings (loss) per share
 (2)(3)(4).........................    87,559  81,596  67,482  55,190   53,385

                                                   December 31,
                                     -----------------------------------------
                                       2000     1999    1998    1997    1996
                                     -------- -------- ------- ------- -------
Selected Balance Sheet Data:
Cash, cash equivalents and short-
 term investments................... $564,124 $ 75,802 $27,903 $22,169 $13,264
Working capital.....................  593,179   92,439  34,286  26,313  15,273
Long-term investments...............   54,183   36,003     --      --      --
Total assets........................  741,630  162,067  50,175  38,125  24,482
Long-term lease obligations.........      245      216     521     710   1,477
4 1/2% convertible notes due 2005...  460,000      --      --      --      --
Total stockholders' equity..........  257,739  152,138  41,255  30,584  17,930

--------
(1) During the third quarter of 1999, we concluded that it is more likely than not that substantially all of our net deferred tax assets will be realized. Accordingly, we reversed the valuation allowance for those deferred tax assets, which resulted in the recognition of a tax benefit of $2.8 million for the year ended December 31, 1999.
(2) Revised to reflect a 3-for-2 stock split in the form of a dividend on June 8, 1999, a 3-for-2 stock split in the form of a dividend on January 11, 2000 and a 2-for-1 stock split in the form of a dividend on August 10, 2000.
(3) For purposes of calculating diluted earnings per share in 2000, the assumed conversion of convertible debt is not taken into consideration as it is anti-dilutive.
(4) Diluted loss per share amounts for the years ended December 31, 1997 and 1996 are the same as basic. Because we recorded a net loss in each of these years, the assumed exercise of dilutive securities would be anti-dilutive.

               Computation of Ratio of Earnings to Fixed Charges
                             (Dollars in thousands)

                                       2000    1999    1998  1997(1)  1996(1)
                                      ------- ------- ------ -------  -------
Earnings:
Income (loss) before income taxes.... $62,738 $22,522 $6,544 $(1,621) $(9,663)
Add:
Fixed charges as described below.....   8,988     380    395     439      264
                                      ------- ------- ------ -------  -------
                                      $71,726 $22,902 $6,939 $(1,182) $(9,399)
                                      ======= ======= ====== =======  =======
Fixed charges:
Interest expense..................... $ 7,472 $    35 $  143 $   208  $   129
Amortization of costs related to
 indebtedness........................ $ 1,088     --     --      --       --
Estimated interest factor in rent
 expense(2)..........................     428     345    252     231      135
                                      ------- ------- ------ -------  -------
                                      $ 8,988 $   380 $  395 $   439  $   264
                                      ======= ======= ====== =======  =======
Ratio of earnings to fixed charges...     8.0    60.3   17.6   ( 2.7)   (35.6)
                                      ======= ======= ====== =======  =======

--------
(1) The deficiency in earnings to fixed charges is $2.1 million for the year ended December 31, 1997 and $9.9 million for the year ended December 31, 1996.
(2) The interest factor in rent expense is estimated as one third of rental expense.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. When used in this report, the words, "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" and elsewhere in this report. You should read this discussion in conjunction with the consolidated financial statements and the notes thereto included in this report.

Overview

   We commenced operations in April 1988. Since incorporation, we have designed, sourced and marketed high-speed VLSI semiconductor devices for public and private network applications worldwide. We shipped our first product in 1990 and have increased our volume of shipments over the last ten years. We have focused our product development efforts on devices that meet the needs of public and private network telecommunications and data communications equipment providers that serve the worldwide public network, Internet and corporate wide area network (WAN) markets. Our devices are compliant with established standards in these markets, including SONET (Synchronous Optical Network)/SDH (Synchronous Digital Hierarchy), Asynchronous/PDH (Plesiochronus Digital Hierarchy) and ATM (Asynchronous Transfer Mode)/IP (Internet Protocol).

   We derive substantially all our revenues from product sales principally to domestic and international telecommunications and data communications original equipment manufacturers (OEMs) and to distributors. Revenues are recognized on product shipment. Agreements with certain distributors provide price protection and return and allowance rights. Revenues are reduced for estimated price protection and return and allowance rights. In certain cases, we work with network equipment OEMs during their system design phase with the goal of having our products designed into the OEMs' products. Our sales cycle often extends over more than one year because of the long lead times between an OEM's design to the start of volume shipments. We incur product research and development expenses well before the generation of substantial revenues from product sales to OEMs. A significant portion of our net revenues has been, and is anticipated to be, derived from foreign sales. Substantially all of our foreign sales are denominated in U.S. dollars. Our cost of revenues consists primarily of the purchase cost of finished VLSI devices produced by third-party semiconductor manufacturers. We intend to continue to outsource all of our VLSI device fabrication requirements.

   In May 2000, we exchanged 505,382 TranSwitch shares for all of the shares of Easics NV, a Belgian communications semiconductor design service provider. The combination with Easics NV was accounted for under the pooling-of-interests method of accounting and, accordingly, management's discussion and analysis of financial condition and results of operations has been restated to include the operations of Easics NV for all periods presented. In August 2000, we acquired Alacrity Communications, Inc. (Alacrity), a California communications semiconductor company, in exchange for 266,836 TranSwitch shares. The acquisition of Alacrity was accounted for using the purchase method of accounting and, accordingly, the results of operations of Alacrity have been included in our management's discussion and analysis of financial condition and results of operations from August 1, 2000.

Results of Operations

 Years Ended December 31, 2000, 1999 and 1998

   Net revenues. In 2000, we reported net revenues of $155.1 million, an increase of 110.9% over 1999. The increase was driven by the strength in our SONET/SDH and ATM/IP product lines. In 1999, we reported net revenues of $73.5 million, an increase of 59.9% over 1998. This increase was driven by the strength in our asynchronous/PDH and ATM/IP product lines.

   The following table sets forth, for the periods indicated, the percentage of our net revenues derived from our significant distributors and customers:

                                                                   Years Ended
                                                                   December 31,
                                                                  ----------------
                                                                  2000  1999  1998
                                                                  ----  ----  ----
Distributors:
Insight Electronics, Inc.(1)(2)..................................  32%   33%   19%
Arrow Electronics, Inc.(2).......................................  *     18%   16%
Coltek Technology(1).............................................  *     *     14%
Unique Memec(1)..................................................  16%   *     *
Customers:
Tellabs Operations, Inc.(1)(2)(3)................................  16%   13%   20%
Lucent Technologies, Inc.(1)(3)(4)...............................  11%   16%   *
Nortel Networks Corporation(2)(3)................................  *     13%   *

--------
*  Revenues were less than 10% of our net revenues in these years.
(1) Insight Electronics, Coltek Technology (formerly Columbia Technology) and Unique Memec are distributors of our products to various end users. In 2000 and 1999, a portion of Lucent Technologies' purchases were shipped through Insight Electronics. In 2000, a portion of Tellabs Operations, Inc. purchases were shipped through Insight Electronics.
(2) Our sales to Tellabs Operations during 2000 and 1999 were made through Insight Electronics and Arrow Electronics, both of which also shipped products to Nortel Networks. Sales to Tellabs Operations through Arrow Electronics during 1998 represented 16% of our net revenues. During 1998, sales to Tellabs Operations were made through Reptron Electronics and Arrow Electronics, both Tellabs Operations' designated distributors.
(3) Represents total shipments, including those made directly and those made through distributors.
(4) Includes sales to Ascend Communications, which was acquired by Lucent Technologies during 1999. This percentage represents total shipments, including those made directly and those made through distributors.

   Foreign sales, consisting primarily of sales to customers in Europe, the Middle East and the Far East, constituted 46%, 32% and 48% of net revenues in the years 2000, 1999 and 1998, respectively.

   Gross profit. Gross margin for the year 2000 increased to 70.2% from 65.7% for the year 1999. The increase in gross margin in 2000 was primarily a result of the continued reduction in costs of products, achieved by meeting higher volume milestones established by our foundries. Gross margin in 1999 increased to 65.7% from 62.4% in 1998. The increase in gross margin in 1999 was primarily a result of the reduction in costs of products, achieved by meeting higher volume milestones established by our foundries.

   During the year 2000, gross profit increased to $108.9 million from $48.3 million in 1999. In 1999, gross profit increased to $48.3 million from $28.7 million in 1998, in each case a function of the continued increase in overall volume and the improvement in the gross margin.

   Research and development. In 2000, research and development expenses were $24.2 million, or 15.6% of net revenues, an increase of 66.5% over 1999 expenditures. In 1999, research and development expenses were $14.5 million, or 19.8% of net revenues, an increase of 26.5% over 1998 expenditures. The increases were primarily attributable to increases in staff and in engineering charges related to the introduction of new products during 2000 and 1999. We believe that the continued introduction of new products is essential to our competitiveness, and we are committed to continuing our investment in research and development. We believe that research and development expenses will increase in absolute dollars in the future as we continue to add products to all of our product lines.

   Marketing and sales. In 2000, marketing and sales expenses increased 69.6% over 1999 to $20.5 million and represented 13.2% of net revenues. In 1999, marketing and sales expenses increased 37.1% to $12.1 million and represented 16.5% of net revenues. The increases were the result of the increase in variable cost of commissions on the increased net revenues and additional staff during the years 2000 and 1999. We anticipate that we will continue to incur higher marketing and sales expenses in absolute dollars as we expand our marketing and sales efforts.

   General and administrative. In 2000, general and administrative expenses increased 45.8% over 1999 to $5.6 million, or 3.6% of net revenues. In 1999, general and administrative expenses increased 34.4% over 1998 to $3.9 million, or 5.3% of net revenues. The increase in overall expenses was the result of our continued investment in the general and administrative area.

   Other expenses. During 2000, we incurred $1.2 million in transaction costs related to the combination with Easics NV completed in May 2000. We recorded $384,000 of amortization of goodwill and purchased intangible assets and a $2.8 million charge to operations for acquired in-process research and development both related to the acquisition of Alacrity Communications Inc., completed in August 2000. The expense for acquired in-process research and development (IPR&D) was determined in that the underlying project did not reach technological feasibility, had no alternative future use and successful development was uncertain. This project was 70% completed at the date of acquisition. It is anticipated that net cash inflows for this project will commence in 2002. To date there have been no shipments of this product and development efforts continue as planned. If the development of this project is unsuccessful, our sales and profitability may be adversely affected in future periods. Commercial results are also subject to certain market events and risks, which are beyond our control. See "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS."

   Income taxes. For 2000, our effective tax rate was 38.9%. During the third quarter of 1999, we concluded that it is more likely than not that substantially all of our net deferred tax assets would be realized. Accordingly, we reversed our valuation allowance for net deferred tax assets, which contributed to the resulting net tax benefit of $2.8 million for the year ended December 31, 1999. The resulting 1999 effective tax rate of (12.5%) compares to a 5.9% tax rate for 1998. The 1998 tax rate was attributable primarily to state taxes.

Liquidity and Capital Resources

   We have financed our operations and met our capital requirements since we were incorporated in 1988 primarily through public and private issuances of equity and debt securities, bank borrowings and cash generated from our operations.

   Our principal sources of liquidity as of December 31, 2000 consisted of $564.1 million in cash, cash equivalents and short-term investments, $54.2 million in long-term investments and $10.0 million available under our working capital line of credit and equipment line of credit provided by Silicon Valley Bank. As of December 31, 2000, we had no outstanding balances under these lines of credit. Pursuant to the working capital and equipment financing agreements with Silicon Valley Bank, we are restricted from further pledging our assets or granting additional security interests in our assets.

   During 2000, we generated $59.1 million in cash from operations, the result of net income of $38.4 million, adjusted for non-cash items including $6.5 million of depreciation and amortization, $2.8 million of purchased in-process research and development, $0.7 million of other non-cash expenses, and a net increase of $1.3 million in deferred income taxes, as well as a net increase in working capital of $9.4 million. In 1999, we generated $17.8 million in cash from operations, the result of net income of $25.3 million, adjusted for non-cash items including $3.5 million of depreciation and amortization and $0.2 million of non-cash expense, offset by $5.0 million in deferred income taxes and a $6.2 million increase in working capital. In 1998, we generated $6.8 million in cash from operating activities, the result of net income of $6.2 million, adjusted for non-cash items including $2.7 million of depreciation and amortization and non-cash expense of $0.4 million, offset by $0.2 million in deferred income taxes and an increase in working capital of $2.3 million.

   Net cash used in investing activities in 2000 primarily consisted of purchases of held-to-maturity investments of $256.9 million, capital expenditures of $10.5 million, and purchases of other investments of $6.5 million, offset by proceeds from held-to-maturity investments of $202.2 million. Net cash used in investing activities in 1999 primarily consisted of purchases of held-to-maturity investments of $98.9 million, capital expenditures of $5.1 million, and purchases of other investments of $2.5 million, offset by proceeds from held-to-maturity investments of $45.7 million. Net cash used in investing activities in 1998 primarily consisted of purchases of held-to-maturity investments of $6.4 million and capital expenditures of $3.1 million, offset by proceeds from held-to-maturity investments of $4.6 million. The other investments in 2000 and 1999 were for minority positions in three companies that are engaged in the development of communication semiconductors.

   Net cash provided by financing activities primarily consisted of proceeds from the exercise of stock options of $21.4 million in 2000, $7.1 million in 1999 and $3.9 million in 1998, as well as net proceeds of $68.2 million from a follow-on public offering in 1999 and the issuance of convertible debt in September 2000, which raised net proceeds of $443.7 million.

   We believe that with existing cash resources and cash generated from operations, we will fund necessary purchases of capital equipment, payment of interest on debt obligations and provide adequate working capital through the end of 2002. However, there can be no assurance that events in the future will not require us to seek additional capital sooner or, if so required, that capital will be available on terms favorable or acceptable to us, if at all.

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), and in June 2000 it issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" (SFAS No. 138). SFAS No. 133, as amended by SFAS No. 138, requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. We are required to adopt SFAS No. 133, as amended by SFAS No. 138, beginning January 1, 2001. The adoption of this accounting standard will have no material impact on our financial position or results of operations.

   The Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," on December 3, 1999, SAB No. 101A on March 24, 2000, SAB No. 101B on June 26, 2000 and a document issued on October 12, 2000 responding to frequently asked questions regarding accounting standards related to revenue recognition and SAB No. 101. SAB No. 101 sets forth the views of the staff of the SEC on revenue recognition issues, including conceptual issues as well as certain industry-specific guidance. We adopted SAB No. 101, as amended, in the fourth quarter of 2000. The adoption of this accounting guidance did not have a material impact on our financial position or results of operations.

   Inflation has not had a significant impact on our operations.

Quantitative and Qualitative Disclosure about Market Risk

   Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. We have no financial instruments that give us exposure to changes in foreign exchange rates or equity prices. We have investments in money market accounts, government securities and commercial paper that earn interest income that is a function of the market rates. As a result we do have exposure to changes in interest rates. For example, if interest rates were to decrease by one percentage point from their current levels, our potential interest income for calendar year 2001 would decrease by approximately $6.0 million. We have an insignificant amount of revenue denominated in foreign currencies. A change in foreign currency exchange rates would not result in a significant impact to our financial position, cash flows or results of operations.

   At December 31, 2000, our long-term debt consists of convertible notes with interest at a fixed rate. Consequently, we do not have significant cash flow exposure on our long-term debt. However, the fair value of the convertible notes is subject to significant fluctuation due to changes in market interest rates and their convertibility into shares of TranSwitch common stock. The fair market value of the convertible notes on December 31, 2000 was approximately $400 million; a 1% change in the interest rate could result in a fluctuation in the fair market value of approximately $70 million.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

   From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission (including this Form 10-K) may contain statements that are not historical facts, so-called "forward-looking statements," which involve risks and uncertainties. Such forward-looking statements are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Our actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in our filings with the Securities and Exchange Commission.

   We experience fluctuations in our operating results due to a number of frequently changing business conditions, which may cause our stock price to decline

   Our quarterly and annual operating revenues, expenses and operating results may fluctuate due to a number of factors, including the following:

                                     .  our ability to introduce new
 .  the timing and cancellation          products and technologies on
   of customer orders;                  a timely basis;
 .  market acceptance of our and      .  introduction of products and
   our customers' products;             technologies by our
 .  the level of orders received         competitors;
   which can be shipped in a         .  the timing of our investments
   quarter;                             in research and development,
 .  the timing and provisions of         including tooling expenses
   pricing protections and              associated with product
   returns from our                     development and
   distributors;                        preproduction;
 . availability of foundry            . our customers' practice of
  capacity and raw materials;          buying from a distributor or
 . fluctuations in manufacturing        directly from us;
  yields;                            . competitive pressures on
 . changes in product mix;              selling prices;
 . cyclicality of the                 . seasonality of customer buying
  semiconductor industry;              patterns; and
                                     . general economic conditions.

   Sudden shortages of raw materials or production capacity constraints can lead producers to allocate available supplies or capacity to larger customers than us, which could interrupt our ability to meet our production obligations. Historically, average selling prices in the semiconductor industry have decreased over the life of a product, and, as a result, the average selling prices of our products may decrease in the future. Decreases in the price of our products would adversely affect our operating results.

   Our business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to our customer. Because we do not have substantial noncancellable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially.

   Because we are continuing to increase our operating expenses for personnel and new product development and for inventory in anticipation of increasing sales levels, we must continue to generate increased sales to offset these increased expenses. In addition, we are limited in our ability to reduce costs quickly in response to any revenue shortfalls. In response to anticipated long lead times to obtain inventory and materials from our foundries, we may order in advance of anticipated customer demand, which might result in excess inventory levels if the expected orders fail to materialize. As a result, we cannot predict the timing and amount of sales to our customers, and any significant downturn in customer demand for our products would reduce our quarterly and our annual operating results.

Our rapid growth may strain our resources, and we may not be able to manage future growth

   Due to the level of technical and marketing expertise necessary to support our existing and new customers, we must attract highly qualified and well-trained personnel. There may be only a limited number of persons with the requisite skills to serve in these positions, and it may become increasingly difficult for us to hire such personnel. As we expand, we may also significantly strain our management, manufacturing, financial systems and other resources. We cannot be certain that our systems, procedures, controls and existing space will be adequate to support our operations.

We rely on outside fabrication facilities, and our business could be hurt if our relationships with our foundry suppliers are damaged

   We do not own or operate a Very Large Scale Integrated (VLSI) circuit fabrication facility. Seven foundries currently supply us with most of our semiconductor device requirements. While we have had good relations with these foundries, we cannot be certain that we will be able to renew or maintain contracts with them or negotiate new contracts to replace those that expire. In addition, we cannot be certain that renewed or new contracts will contain terms as favorable as our current terms. There are other significant risks associated with our reliance on outside foundries, including the following:

  . the lack of assured semiconductor wafer supply and control over delivery schedules;

  . the unavailability of, or delays in obtaining access to, key process technologies; and

  . limited control over quality assurance, manufacturing yields and production costs.

Reliance on third-party fabrication facilities limits our control of the manufacturing process

   Manufacturing integrated circuits is a highly complex and technology-intensive process. Although we try to diversify our sources of semiconductor device supply and work closely with our foundries to minimize the likelihood of reduced manufacturing yields, our foundries occasionally experience lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start-up of new process technologies. Such reduced manufacturing yields have at times reduced our operating results. A manufacturing disruption at one or more of our outside foundries, including as a result of natural occurrences, could impact production for an extended period of time.

Our dependence on a small number of fabrication facilities exposes us to risks of interruptions in deliveries of semiconductor devices

   We purchase semiconductor devices from outside foundries pursuant to purchase orders, and we do not have a guaranteed level of production capacity at any of our foundries. We provide the foundries with rolling forecasts of our production requirements. However, the ability of each foundry to provide wafers to us is limited by the foundry's available capacity. Therefore, our foundry suppliers could choose to prioritize capacity for other customers or reduce or eliminate deliveries to us on short notice. Accordingly, we cannot be certain that our foundries will allocate sufficient capacity to satisfy our requirements.

   We have been, and expect in the future to be, particularly dependent upon a limited number of foundries for our VLSI device requirements. In particular, as of the date of this 10-K, a single foundry manufactures all of our BiCMOS devices. As a result, we expect that we could experience substantial delays or interruptions in the shipment of our products due to the following:

  . sudden demand for an increased amount of semiconductor devices or sudden reduction or elimination of any existing source or sources of semiconductor devices;

  . time required to qualify alternative manufacturing sources for existing or new products could be substantial; and

  . failure to find alternative manufacturing sources to produce VLSI devices with acceptable manufacturing yields.

We must successfully transition to new process technologies to remain competitive

   Our future success depends upon our ability to do the following:

  . to develop products that utilize new process technologies;

  . to introduce new process technologies to the marketplace ahead of competitors; and

  . to have new process technologies selected to be designed into products of leading systems manufacturers.

   Semiconductor design and process methodologies are subject to rapid technological change and require large expenditures for research and development. We currently manufacture our products using 0.8, 0.5, 0.35 and
0.25 micron CMOS processes and a 1.0 micron BiCMOS process. We continuously evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies. We are migrating to a 0.18 micron CMOS process, and we anticipate that we will need to migrate to smaller CMOS processes. Other companies in the industry have experienced difficulty in transitioning to new manufacturing processes and, consequently, have suffered reduced yields or delays in product deliveries. We believe that transitioning our products to smaller geometry process technologies will be important for us to remain competitive, and we cannot be certain that we can make such a transition successfully, if at all, without delay or inefficiencies.

Our success depends on the timely development of new products, and we face risks of product development delays

   Our success depends upon our ability to develop new VLSI devices and software for existing and new markets. The development of these new devices and software is highly complex, and from time to time we have experienced delays in completing the development of new products. Successful product development and introduction depends on a number of factors, including the following:

  . accurate new product definition;

  . timely completion and introduction of new product designs;

  . availability of foundry capacity;

  . achievement of manufacturing yields; and

  . market acceptance of our products and our customers' products.

   Our success also depends upon our ability to do the following:

  . build products to applicable standards;

  . develop products that meet customer requirements;

  . adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully;

  . introduce new products that achieve market acceptance; and

  . develop reliable software to meet our customers' application needs in a timely fashion.

   In addition, we cannot ensure that the systems manufactured by our customers will be introduced in a timely manner or that such systems will achieve market acceptance.

Our revenues depend on the success of our customers' products

   Our customers generally incorporate our products into their products or systems at the design stage. However, customer decisions to use our products (design wins), which can often require significant expenditures by us without any assurance of success, often precede the generation of volume sales, if any, by a year or more. Moreover, the value of any design win will largely depend upon the commercial success of the customer's product and on the extent to which the design of the customer's systems accommodates components manufactured by our competitors. We cannot ensure that we will continue to achieve design wins in customer products that achieve market acceptance.

Our revenues and profits may decrease if we lose any of our significant customers

   Historically, a relatively small number of customers have accounted for a significant portion of our net revenues in any particular period. We have no long-term volume purchase commitments from any of our significant customers. The following table sets forth, for the periods indicated, the percentage of our net revenues derived from our significant distributors and customers:

                                                                    Year Ended
                                                                   December 31,
                                                                  ----------------
                                                                  2000  1999  1998
                                                                  ----  ----  ----
Distributors
Insight Electronics, Inc.(1)(2)..................................  32%   33%   19%
Arrow Electronics, Inc.(2).......................................  *     18%   16%
Coltek Technology(1).............................................  *     *     14%
Unique Memec(1)..................................................  16%   *     *

Customers
Tellabs Operations, Inc.(1)(2)(3)................................  16%   13%   20%
Lucent Technologies, Inc.(1)(3)(4)...............................  11%   16%   *
Nortel Networks Corporation(2)(3)................................  *     13%   *

--------
 * Revenues were less than 10% of our net revenues in these years.
(1) Insight Electronics, Coltek Technology (formerly Columbia Technology) and Unique Memec are distributors of our products to various end-users. In 2000 and 1999, a portion of Lucent Technologies' purchases were shipped through Insight Electronics. In 2000, a portion of Tellabs Operations' purchases were shipped through Insight Electronics.
(2) Our sales to Tellabs Operations during 2000 and 1999 were made through Arrow Electronics and Insight Electronics, both of which also shipped products to Nortel Networks. Sales to Tellabs Operations through Arrow Electronics during 1998 represented 16% of our net revenues. During 1998, sales to Tellabs Operations were made through Reptron Electronics and Arrow Electronics, both Tellabs Operations' designated distributors.
(3) Represents total shipments, including those made directly and those made through distributors.
(4) Includes sales to Ascend Communications, which was acquired by Lucent Technologies during 1999. This percentage represents total shipments, including those made directly and those made through distributors.

   We anticipate that sales of our products to relatively few customers will continue to account for a significant portion of our net revenues. Due to these factors, some of the following may reduce our operating results:

  . reduction, delay or cancellation of orders from one or more of our significant customers;

  . development by one or more of our significant customers of other sources of supply for current or future products;

  . loss of one or more of our current customers or a disruption in our sales and distribution channels; and

  . failure of one or more of our significant customers to make timely payment of our invoices.

   We cannot be certain that our current customers will continue to place orders with us, that orders by existing customers will continue at the levels of previous periods or that we will be able to obtain orders from new customers.

Our failure to protect our proprietary rights, or the costs of protecting these rights, may harm our ability to compete.

   Our success depends in part on our ability to obtain patents and licenses and to preserve other intellectual property rights covering our products and development and testing tools. To that end, we have obtained certain domestic and foreign patents and intend to continue to seek patents on our inventions when appropriate. The process of seeking patent protection can be time consuming and expensive. We cannot ensure the following:

  . that patents will be issued from currently pending or future applications;

  . that our existing patents or any new patents will be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us;

  . that foreign intellectual property laws will protect our intellectual property rights; and

  . that others will not independently develop similar products, duplicate our products or design around any patents issued to us.

   Intellectual property rights are uncertain and involve complex legal and factual questions. We may be unknowingly infringing on the proprietary rights of others and may be liable for that infringement, which could result in significant liability for us. For example, we are not aware of any third-party intellectual property rights that would prevent our use and sale of our products, although we have received correspondence from others alleging infringement. If we do infringe the proprietary rights of others, we could be forced to either seek a license to intellectual property rights of others or alter our products so that they no longer infringe the proprietary rights of others. A license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical.

   We are responsible for any patent litigation costs. If we were to become involved in a dispute regarding intellectual property, whether ours or that of another company, we may have to participate in legal proceedings in the United States Patent and Trademark office or in the United States courts to determine one or more of patent validity, patent infringement, patent ownership or inventorship. These types of proceedings may be costly and time consuming for us, even if we eventually prevail. If we do not prevail, we might be forced to pay significant damages, obtain a license, if available, or stop making a certain product.

   We also rely on trade secrets, proprietary know-how and confidentiality provisions in agreements with employees and consultants to protect our intellectual property. Other parties may not comply with the terms of their agreements with us, and we may not be able to adequately enforce our rights against these people.

Our business could be harmed if we fail to integrate the operations of Easics NV, Alacrity Communications, Inc., ADV Engineering and Horizon Communications Inc. adequately

   Our management must devote substantial time and resources to the integration of the operations of Easics NV, with which we completed a share-for-share exchange in May 2000, Alacrity Communications, Inc., which we acquired in August 2000, ADV Engineering, which we acquired in January 2001 and Horizon Communications Inc. which we acquired in February, 2001. The process of integrating research and development initiatives, computer and accounting systems and other aspects of the operations of Easics, Alacrity, ADV and Horizon presents a significant challenge to our management. This is compounded by the challenge of simultaneously managing a larger entity. In addition, the operations and personnel of Easics are located in Belgium, the operations and personnel of Alacrity are located in California, the operations and personnel of ADV are located in France, and the operations and personnel of Horizon are located in Massachusetts, thus requiring management from a considerable distance. The transactions with Easics, Alacrity, ADV and Horizon present a number of additional difficulties of integration, including:

  . difficulties in integrating personnel with disparate business backgrounds and cultures;

  . difficulties in defining and executing a comprehensive product strategy;
    and

  . difficulties in minimizing the loss of key employees of Easics, Alacrity, ADV and Horizon.

   If we delay integrating or fail to integrate the Easics, Alacrity, ADV and Horizon operations or experience other unforeseen difficulties, the integration process may require a disproportionate amount of our management's attention and financial and other resources. Our failure to address these difficulties adequately could harm our business or financial results, and we could fail to realize the anticipated benefits of the transactions.

We may engage in acquisitions that may harm our operating results, dilute our stockholders and cause us to incur debt or assume contingent liabilities

   We may pursue acquisitions that could provide new technologies, products or service offerings. Future acquisitions by us may involve the following:

  . use of significant amounts of cash;

  . potentially dilutive issuances of equity securities; and

  . incurrence of debt or amortization expenses related to goodwill and other intangible assets.

   In addition, acquisitions involve numerous risks, including:

  . difficulties in the integration of the operations, technologies, products and personnel of the acquired company;

  . diversion of management's attention from other business concerns;

  . risks of entering markets in which we have no or limited prior experience; and

  . potential loss of key employees of the acquired company.

   From time to time, we have engaged in discussions with third parties concerning potential acquisitions of product lines, technologies and businesses. If such an acquisition does occur, we cannot be certain that our business, operating results and financial condition will not be materially adversely affected.

We face intense competition in the semiconductor market

   The semiconductor industry is intensely competitive and is characterized by the following:

  . rapid technological change;

  . shortage in fabrication capacity;

  . price erosion;

  . unforeseen manufacturing yield problems; and

  . heightened international competition in many markets.

   These factors are likely to result in pricing pressures on our products, thus potentially affecting our margins.

   Our ability to compete successfully in the rapidly evolving area of high performance integrated circuit technology depends on factors both within and outside our control, including:

  . success in designing and subcontracting the manufacture of new products that implement new technologies;

  . protection of our products by effective use of intellectual property laws;

  . product quality;

  . reliability;

  . price;

  . efficiency of production;

  . the pace at which customers incorporate our integrated circuits into their products;

  . success of competitors' products; and

  . general economic conditions.

   The telecommunications and data communications industries, which are our primary target markets, have become intensely competitive because of deregulation and heightened international competition.

The loss of key management could affect our ability to run our business

   Our success depends largely upon the continued service of our executive officers, including Dr. Santanu Das, President, Chief Executive Officer and Chairman of the Board of Directors, and other key management and technical personnel and on our ability to continue to attract, retain and motivate other qualified personnel. The competition for such employees is intense.

Our international business operations expose us to a variety of business risks

   Foreign sales are a significant part of our net revenues. The table below sets forth, for the periods indicated, the dollar amount in millions of our net revenues derived from our primary geographic markets:

                                                                  Year Ended
                                                                 December 31,
                                                              ------------------
                                                               2000  1999  1998
                                                              ------ ----- -----
   North America............................................. $ 85.3 $52.9 $25.1
   Asia......................................................   28.6   7.7   9.3
   Europe....................................................   33.7  10.0   6.0
   Israel....................................................    7.5   2.9   5.6
                                                              ------ ----- -----
                                                              $155.1 $73.5 $46.0
                                                              ====== ===== =====

   We expect foreign sales to continue to account for a significant percentage of our net revenues. A significant portion of our net revenues will, therefore, be subject to risks associated with foreign sales, including the following:

  . unexpected changes in legal and regulatory requirements and policy changes affecting the telecommunications and data communications markets;

  .changes in tariffs;

  .exchange rates and other barriers;

  .political and economic instability;

  .difficulties in accounts receivable collection;

  .difficulties in managing distributors and representatives;

  .difficulties in staffing and managing foreign operations;

  .difficulties in protecting our intellectual property overseas;

  .seasonality of customer buying patterns; and

  .potentially adverse tax consequences.

   Although substantially all of our sales to date have been denominated in U.S. dollars, the value of the U.S. dollar in relation to foreign currencies also may reduce our sales to foreign customers. To the extent that we expand our international operations or change our pricing practices to denominate prices in foreign currencies, we will expose our margins to increased risks of currency fluctuations. We have assessed the risks related to foreign exchange fluctuations and have determined at this time that any such risk is not material.

Our success depends on the continued growth of the global communications infrastructure

   We derive virtually all of our product revenues from sales of products for telecommunications and data communications applications. These markets are characterized by the following:

  .  susceptibility to seasonality of customer buying patterns;

  .  intense competition;

  .  rapid technological change; and

  .  short product life cycles.

In addition, although the telecommunications and data communications equipment markets have grown rapidly in the last few years, we cannot be certain that these markets will continue to grow or that a significant slowdown in these markets will not occur.

   Products for telecommunications and data communications applications are based on industry standards, which are continually evolving. Our future success will depend, in part, upon our ability to successfully develop and introduce new products based on emerging industry standards, which could render our existing products unmarketable or obsolete. If the telecommunications or data communications markets evolve to new standards, we cannot be certain that we will be able to design and manufacture new products successfully that address the needs of our customers or that such new products will meet with substantial market acceptance.

The cyclicality of the semiconductor industry affects our business

   We provide semiconductor devices to the telecommunications and data communications markets. The semiconductor industry is highly cyclical and has been subject to significant economic downturns at various times, characterized by:

  .  diminished product demand;

  .  accelerated erosion of average selling prices; and

  .  production over-capacity.

   We may experience substantial fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions, seasonality of customers' buying patterns and other factors.

We have substantially increased our indebtedness

   In the third quarter of 2000, we sold in a private placement $460 million of 4 1/2% convertible notes due 2005. As a result, we incurred $460 million of additional indebtedness, substantially increasing our ratio of debt to total capitalization. We may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could:

  .  make it difficult for us to make payments on the notes;

  . make it difficult for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

  . limit our flexibility in planning for, or reacting to changes in, our business; and

  .  make us more vulnerable in the event of a downturn in our business.

   There can be no assurance that we will be able to meet our debt service obligations, including our obligations under the notes.

We may not be able to satisfy a change in control offer

   The indenture governing the notes contains provisions that apply to a change in our control. If someone triggers a change in control as defined in the indenture, we must offer to purchase the notes with cash. If we have to make that offer, we cannot be sure that we will have enough funds to pay for all the notes that the holders could tender.

We may not be able to pay our debt and other obligations

   If our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the notes or our other obligations, we would be in default under the terms thereof, which would permit the holders of the notes to accelerate the maturity of the notes and also could cause defaults under future indebtedness we may incur. Any such default could have a material adverse effect on our business, prospects, financial condition and operating results. In addition, we cannot assure you that we would be able to repay amounts due in respect of the notes if payment of the notes were to be accelerated following the occurrence of an event of default as defined in the indenture.

Our stock price may be volatile

   The market for securities for high technology companies, including TranSwitch, has been highly volatile. The market sale price of our common stock has fluctuated between $0.80 and $74.69 from June 19, 1995 to March 1, 2001 and the last price was $21.563 on March 1, 2001. It is likely that the price of the common stock will continue to fluctuate widely in the future. Factors affecting the trading price of our common stock include:

  .  responses to quarter-to-quarter variations in operating results;

  . announcements of technological innovations or new products by us or our competitors;

  . general conditions in the telecommunications and data communications equipment markets; and

  .  changes in earnings estimates by analysts.

We could be subject to class action litigation due to stock price volatility, which if it occurs, will distract our management and could result in substantial costs or large judgments against us

   In the past, securities and class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert our management's attention and resources, which could cause serious harm to our business, operating results and financial condition or dilution to our stockholders.

Provisions of our certificate of incorporation, by-laws and Delaware law may discourage takeover offers and may limit the price investors would be willing to pay for our common stock

   Delaware corporate law contains, and our certificate of incorporation and by-laws contain, certain provisions that could have the effect of delaying, deferring or preventing a change in control of our Company. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Certain of these provisions:

  . authorize the issuance of "blank check" preferred stock (preferred stock which our board of directors can create and issue without prior stockholder approval) with rights senior to those of common stock;

  .  prohibit stockholder action by written consent; and

  . establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   The information required by this Item is incorporated herein by reference to the information in the sections entitled "Election of Directors," "Occupations of Directors and Executive Officers," and "Compensation and Other Information Concerning Directors and Officers" contained in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2000.

Item 11. Executive Compensation

   The information required by this Item is incorporated herein by reference to the information in the section entitled "Compensation and Other Information Concerning Directors and Officers" contained in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this Item is incorporated herein by reference to the information in the section entitled "Management and Principal Stockholders" contained in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2000.

Item 13. Certain Relationships and Related Transactions

   The information required by this Item is incorporated herein by reference to the information in the section entitled "Compensation and Other Information Concerning Directors and Executive Officers" contained in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2000.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Consolidated Financial Statements

   For the following financial information included herein, see Index on page
F-1:

     Independent Auditors' Report

     Consolidated Balance Sheets as of December 31, 2000 and December 31,
  1999

     Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2000

     Consolidated Statements of Stockholders' Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2000

     Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2000.

     Notes to Consolidated Financial Statements

2. Financial Statement Schedule

   The following financial statement schedule is included herein:

     Schedule II--Valuation and Qualifying Accounts

     All other schedules are not submitted because they are either not applicable, not required or because the information is included in the Consolidated Financial Statements

3. Exhibits

 2.1 Agreement and Plan of Reorganization, dated July 25, 2000, by and among
     TranSwitch, TXC Acquisition Corporation and the Alacrity Stockholders
     (previously filed as an exhibit to the TranSwitch's Registration
     Statement on Form S-3 (File No. 333-44040) and incorporated herein by reference).

 2.2 Escrow Agreement, dated August 1, 2000, by and among TranSwitch, the
     Alacrity Stockholders and the other parties thereto (previously filed as an exhibit to the TranSwitch's Registration Statement on Form S-3 (File
     No. 333-44040) and incorporated herein by reference).

 2.3 Share for Share Exchange Agreement, dated May 9, 2000, by and among
     TranSwitch and the Easics Stockholders (previously filed as an exhibit to the TranSwitch's Registration Statement on Form S-3 (File No. 333-
     38318) and incorporated herein by reference).

 2.4 Escrow Agreement, dated May 9, 2000, by and among TranSwitch, the Easics
     Stockholders and the other parties thereto (previously filed as an exhibit to the TranSwitch's Registration Statement on Form S-3 (File No.
     333-38318) and incorporated herein by reference).

 3.1 Amended and Restated Certificate of Incorporation of the Company, as amended (previously filed as Exhibit 3.1 to the TranSwitch's quarterly report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

 3.2 By-Laws, as amended and restated, of the Company (previously filed as an exhibit to the TranSwitch's Registration Statement on Form S-1 (File No.
     33-91694) and incorporated herein by reference).


 4.1  Specimen certificate representing the Common Stock of the Company
      (previously filed as an exhibit to the TranSwitch's Registration
      Statement on Form S-1 (File No. 33-91694) and incorporated herein by reference).

 4.2  Registration Rights Agreement, dated August 1, 2000, by and among
      TranSwitch and the Alacrity Stockholders (previously filed as an exhibit to the TranSwitch's Registration Statement on Form S-3 (File No. 333-
      44040) and incorporated herein by reference).

 4.3  Purchase Agreement, dated August 1, 2000, by and among TranSwitch,
      Alacrity, TXC Acquisition Corporation, Triophy Investments, Ltd. and
      Current Ventures II, Ltd. (previously filed as an exhibit to the TranSwitch's Registration Statement on Form S-3 (File No. 333-44040) and incorporated herein by reference).

 4.4  Registration Rights Agreement, dated May 9, 2000, by and among
      TranSwitch and the Easics Stockholders (previously filed as an exhibit to the TranSwitch's Registration Statement on Form S-3 (File No. 333-
      38318) and incorporated herein by reference).

 4.5  Indenture dated September 12, 2000, by and between TranSwitch and State
      Street Bank and Trust Company, including the forms of the 4 1/2% convertible promissory notes (previously filed as Exhibit 4.1 to the TranSwitch's quarterly report on Form 10-Q for the quarter ended
      September 30, 2000 and incorporated herein by reference).

 4.6  Registration Rights Agreement dated September 12, 2000, by and among
      TranSwitch and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner &
      Smith Incorporated, Robertson Stephens, Inc. and Banc of America
      Securities LLC (previously filed as Exhibit 4.2 to the TranSwitch's quarterly report on Form 10-Q for the quarterly ended September 30, 2000 and incorporated herein by reference).

 4.7  1995 Stock Plan of Alacrity Communications, Inc. (previously filed as
      Exhibit 4.2 of the TranSwitch's Registration Statement on Form S-8 (File
      No. 333-44032) and incorporated herein by reference).

 4.8  Form of Stock Option Agreement under the 1995 Stock Plan of Alacrity
      Communications, Inc. (previously filed as Exhibit 4.3 to the
      TranSwitch's Registration Statement on Form S-8 (File No. 333-44032) and incorporated herein by reference).

 10.1 Third Amended and Restated 1995 Stock Option Plan as amended (previously filed as an exhibit to the TranSwitch's Definitive Proxy Statement on
      Schedule 14A dated April 26, 1999 and incorporated herein by reference).

 10.2 1995 Employee Stock Purchase Plan (previously filed as an exhibit to the
      TranSwitch's Registration Statement on Form S-1 (File No. 33-91694) and incorporated herein by reference).

 10.3 1995 Non-Employee Director Stock Option Plan, as amended (previously filed as an exhibit to the TranSwitch's Definitive Proxy Statement on
      Schedule 14A dated April 26, 1999 and incorporated herein by reference).

 10.4 Form of Incentive Stock Option Agreement under the 1995 Stock Plan of the Company (previously filed as an exhibit to the TranSwitch's
      Registration Statement on Form S-8 (File No. 33-94324) and incorporated herein by reference).

 10.5 Form of Non-Qualified Stock Option Agreement under the 1995 Stock Plan of the Company (previously filed as an exhibit to the TranSwitch's
      Registration Statement on Form S-8 (File No. 33-94324) and incorporated herein by reference).

 10.6 1995 Employee Stock Purchase Plan Enrollment/Authorization Form of the
      Company (previously filed as an exhibit to the TranSwitch's Registration
      Statement on Form S-8 (File No. 33-94324) and incorporated herein by reference).


 10.7   Form of Non-Qualified Stock Option Agreement under the 1995 Non-
        Employee Director Stock Option Plan of the Company (previously filed as an exhibit to the TranSwitch's Registration Statement on Form S-8 (File
        No. 33-94324) and incorporated herein by reference).

 #10.8 Agreement with Texas Instruments Incorporated (previously filed as an exhibit to the TranSwitch's Registration Statement on Form S-1 (File
        No. 33-91694) and incorporated herein by reference).

 10.9   Authorized Distributor Agreement with Insight Electronics, Inc.
        (previously filed as an exhibit to the TranSwitch's Registration
        Statement on Form S-1 (File No. 33-91694) and incorporated herein by reference).

 10.10 Lease Agreement, as amended, with Robert D. Scinto (previously filed as an exhibit to the TranSwitch's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

 10.11 Amended and Restated Promissory Note (Working Capital Line of Credit) with Silicon Valley Bank (filed herewith).

 10.12 Amended and Restated Promissory Note (Equipment Line of Credit) (filed herewith).

 10.13 Commitment Letter, as amended, from Silicon Valley Bank (previously filed as an exhibit to the TranSwitch's Registration Statement on Form
        S-1 (File No. 33-91694) and incorporated herein by reference).

 10.14 Security Agreement with Silicon Valley Bank (previously filed as an exhibit to the TranSwitch's Registration Statement on Form S-1 (File
        No. 33-91694) and incorporated herein by reference).

 10.15 Development and License Agreement with Adaptive Corporation (previously filed as an exhibit to the TranSwitch's Registration Statement on Form
        S-1 (File No. 33-91694) and incorporated herein by reference).

 10.16  OEM Agreement for Acquisition of IBM Products with International
        Business Machines Corporation (previously filed as an exhibit to the TranSwitch's Registration Statement on Form S-1 (File No. 33-91694) and incorporated herein by reference).

 #10.17 License Agreement with StrataCom, Inc. (previously filed as an exhibit to the TranSwitch's Registration Statement on Form S-1 (File No. 33-
        91694) and incorporated herein by reference).

 #10.18 Agreement with Texas Instruments Incorporated (previously filed as an exhibit to the TranSwitch's Annual Report of Form 10-K for the fiscal year ended December 31, 1995).

 #10.19 Integrated Circuit Foundry Agreement with Texas Instruments
        Incorporated (previously filed as an exhibit to the TranSwitch's Annual
        Report of Form 10-K for the fiscal year ended December 31, 1995)

 10.20 Silicon Valley Bank Eighth Loan Modification Agreement (filed herewith).

 10.21 Purchase Agreement dated as of September 6, 2000, by and among TranSwitch, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith,
        Incorporated, FleetBoston Robertson Stephens, Inc. and Banc of America
        Securities LLC as representatives of the several initial purchasers
        (previously filed as Exhibit 10 to the TranSwitch's quarterly report on Form 10-Q to the TranSwitch's quarterly report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

 21.1   Subsidiaries of the Company (filed herewith).

 23.1   Consent of KPMG LLP (filed herewith).

--------
   # Confidential treatment obtained as to certain portions.

(b) Reports on Form 8-K.

   We filed no reports on Form 8-K during the fourth quarter ended December 31, 2000.

(c) Exhibits

   We hereby file as exhibits to this Form 10-K, those exhibits listed in Item 14 (a) (3) above.

(d) Financial Statement Schedule

   TranSwitch files as a financial statement schedule to this Form 10-K, the financial statement schedule listed in Item 14(a) (2) above.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2001                            TranSwitch Corporation

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

          Name and Signature                    Title(s)                 Date
          ------------------                    --------                 ----

       /s/ Dr. Santanu Das             Chairman of the Board,       March 30, 2001
______________________________________  President, and Chief
           Dr. Santanu Das              Executive Officer
                                        (principal executive
                                        officer)

        /s/ Peter Tallian              Senior Vice President,       March 30, 2001
______________________________________  Chief Financial Officer
            Peter Tallian               and Treasurer (principal
                                        financial and accounting
                                        officer)

     /s/ Alfred R. Boschulte           Director                     March 30, 2001
______________________________________
         Alfred R. Boschulte

        /s/ Gerald Montry              Director                     March 30, 2001
______________________________________
            Gerald Montry

        /s/ James M. Pagos             Director                     March 30, 2001
______________________________________
            James M. Pagos

    /s/ Dr. Albert E. Paladino         Director                     March 30, 2001
______________________________________
        Dr. Albert E. Paladino

      /s/ Erik van der Kaay            Director                     March 30, 2001
______________________________________
          Erik van der Kaay

                                  Schedule II
                             TranSwitch Corporation
                       Valuation and Qualifying Accounts
                                 (in thousands)

                                               Additions
                          ----------------------------------------------------
                          Balance at Changes to Charges               Balance
                          Beginning  Costs and  to Other              at End
                          of Period   Expenses  Accounts  Deductions of Period
                          ---------- ---------- --------  ---------- ---------
Description
Year ended December 31,
 2000:
Allowance for losses on:
  Accounts receivable....  $   294     $  500   $   --     $   (190)  $   604
  Inventory..............    1,519      1,094       --         (822)    1,791
  Sales returns and
   allowance.............    1,494        981    (1,275)       (150)    1,050
  Stock rotation.........      --         275     1,275         --      1,550
  Warranty...............      425        200       --         (121)      504
Deferred tax valuation
 allowance...............      833        --        --          --        833
                           -------     ------   -------    --------   -------
                           $ 4,565     $3,050   $   --     $ (1,283)  $ 6,332
                           =======     ======   =======    ========   =======
Year ended December 31,
 1999:
Allowance for losses on:
  Accounts receivable....  $   261     $   47   $   --     $    (14)  $   294
  Inventory..............    1,543        539       --         (563)    1,519
  Sales returns and
   allowance.............    1,048        774       --         (328)    1,494
  Warranty...............      661        --       (200)        (36)      425
Deferred tax valuation
 allowance...............   14,825        --        --      (13,992)      833
                           -------     ------   -------    --------   -------
                           $18,338     $1,360   $  (200)   $(14,933)  $ 4,565
                           =======     ======   =======    ========   =======
Year ended December 31,
 1998:
Allowance for losses on:
  Accounts receivable....  $   218     $   50   $   --     $     (7)  $   261
  Inventory..............    1,278        503       --         (238)    1,543
  Sales returns and
   allowance.............      649        430       --          (31)    1,048
  Warranty...............      532        168       --          (39)      661
Deferred tax valuation
 allowance...............   14,867        --        --          (42)   14,825
                           -------     ------   -------    --------   -------
                           $17,544     $1,151   $   --     $   (357)  $18,338
                           =======     ======   =======    ========   =======

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Independent Auditors' Report.............................................. F-2
Consolidated Balance Sheets as of December 31, 2000 and 1999.............. F-3
Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2000........................................... F-4
Consolidated Statements of Stockholders' Equity and Comprehensive Income
 for each of the years in the three-year period ended December 31, 2000... F-5
Consolidated Statements of Cash Flows for each of the years in the three-
 year period ended December 31, 2000...................................... F-6
Notes to Consolidated Financial Statements................................ F-7

                          Independent Auditors' Report

The Board of Directors and Shareholders
TranSwitch Corporation:

   We have audited the accompanying consolidated balance sheets of TranSwitch Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TranSwitch Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Stamford, Connecticut
January 18, 2001

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $507,552  $ 55,685
  Short-term investments...................................   56,572    20,117
  Accounts receivable, net of allowances of $604 in 2000
   and $294 in 1999........................................   28,443    13,208
  Inventories..............................................   14,898     7,900
  Prepaid expenses and other current assets................    9,360     5,242
                                                            --------  --------
    Total current assets...................................  616,825   102,152
  Long-term investments....................................   54,183    36,003
  Property and equipment, net..............................   13,464     7,563
  Deferred tax assets......................................   22,019    11,624
  Goodwill and purchased intangible assets, net............    8,447       --
  Deferred financing costs.................................   15,219       --
  Other assets.............................................   11,473     4,725
                                                            --------  --------
    Total assets........................................... $741,630  $162,067
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $  8,393  $  4,297
  Accrued expenses.........................................    1,599       664
  Accrued compensation.....................................    3,247     1,628
  Sales returns reserve....................................    2,600     1,494
  Accrued interest.........................................    6,207       --
  Other current liabilities................................    1,600     1,630
                                                            --------  --------
    Total current liabilities..............................   23,646     9,713
Long-term lease obligations................................      245       216
Convertible notes..........................................  460,000       --
Commitments and contingencies (note 12)....................
                                                            --------  --------
Total liabilities..........................................  483,891     9,929
                                                            --------  --------
Stockholders' equity:
  Common stock $.001 par value; authorized 300,000,000
   shares at December 31, 2000 and 100,000,000 shares at
   December 31, 1999; issued and outstanding 83,500,125
   shares at December 31, 2000 and 79,038,312 shares at
   December 31, 1999.......................................       84        79
  Additional paid-in capital...............................  217,455   150,151
  Accumulated other comprehensive loss.....................     (225)     (162)
  Retained earnings........................................   40,425     2,070
                                                            --------  --------
    Total stockholders' equity.............................  257,739   152,138
                                                            --------  --------
    Total liabilities and stockholders' equity............. $741,630  $162,067
                                                            ========  ========

          See accompanying notes to consolidated financial statements.

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                    Years ended December 31,
                                                    --------------------------
                                                      2000     1999     1998
                                                    --------  -------  -------
Net revenues....................................... $155,083  $73,533  $45,993
Cost of revenues...................................   46,147   25,210   17,274
                                                    --------  -------  -------
Gross profit.......................................  108,936   48,323   28,719
                                                    --------  -------  -------
Operating expenses:
  Research and development.........................   24,221   14,543   11,500
  Marketing and sales..............................   20,518   12,098    8,824
  General and administrative.......................    5,634    3,865    2,875
  Amortization of goodwill and Purchased intangible
   assets..........................................      384      --       --
  In-process research and development..............    2,800      --       --
  Merger cost......................................    1,163      --       --
                                                    --------  -------  -------
    Total operating expenses.......................   54,720   30,506   23,199
                                                    --------  -------  -------
Operating income...................................   54,216   17,817    5,520
Interest income (expense):
  Interest income..................................   15,994    4,740    1,167
  Interest expense.................................   (7,472)     (35)    (143)
                                                    --------  -------  -------
    Interest income, net...........................    8,522    4,705    1,024
                                                    --------  -------  -------
Income before income taxes.........................   62,738   22,522    6,544
Income tax expense (benefit).......................   24,383   (2,812)     387
                                                    --------  -------  -------
Net income......................................... $ 38,355  $25,334  $ 6,157
                                                    ========  =======  =======
Basic earnings per share (note 11)................. $   0.47  $  0.33  $  0.10
                                                    ========  =======  =======
Diluted earnings per share (note 11)............... $   0.44  $  0.31  $  0.09
                                                    ========  =======  =======



          See accompanying notes to consolidated financial statements.

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                       (in thousands, except share data)

                                                                     Accumulated    Retained
                            Common stock    Convertible Additional      other       earnings
                          -----------------  preferred   paid-in    comprehensive (accumulated
                            Shares   Amount    stock     capital    income (loss)   deficit)     Total
                          ---------- ------ ----------- ----------  ------------- ------------ ---------
Balance at December 31,
 1997...................  55,937,604  $ 56   $ 14,357   $  45,942      $  (80)     $ (29,421)  $  30,854
                          ------------------------------------------------------------------------------
Comprehensive income:
 Net income.............                                                               6,157       6,157
 Currency translation
  adjustment............                                                   54                         54
                                                                       ------                  ---------
 Total comprehensive
  income................                                                                           6,211
                                                                                               ---------
Shares of Common stock
 issued under stock
 option and stock
 purchase plans.........   3,516,680     3                  3,876         --                       3,879
Deemed dividend on
 convertible preferred
 stock..................         --    --         143        (143)        --                         --
Issuance costs for
 convertible preferred
 stock..................         --    --         --          (75)        --                         (75)
Shares of Common stock
 issued upon conversion
 of preferred stock.....   7,104,490     7    (14,500)     14,495         --                           2
Compensation related to
 issuance of stock
 options................         --    --         --          384         --                         384
                          ----------  ----   --------   ---------      ------      ---------   ---------
Balance at December 31,
 1998...................  66,558,774    66        --       64,479         (26)       (23,264)     41,255
                          ------------------------------------------------------------------------------
Comprehensive income:
 Net income.............                                                              25,334      25,334
 Currency translation
  adjustment............                                                 (136)                      (136)
                                                                       ------                  ---------
 Total comprehensive
  income................                                                                          25,198
                                                                                               ---------
Shares of Common stock
 issued under stock
 option and stock
 purchase plans.........   3,682,038     4        --        7,101         --                       7,105
Shares of Common stock
 issued in connection
 with follow-on public
 offering, net of
 issuance costs.........   8,797,500     9        --       68,172         --                      68,181
Tax benefit from
 employee stock
 options................         --    --         --        8,266         --                       8,266
Reversal of deferred tax
 asset valuation
 allowance relating to
 tax benefits on stock
 options................         --    --         --        2,000         --                       2,000
Compensation related to
 issuance of stock
 options................         --    --         --          133         --                         133
                          ----------  ----   --------   ---------      ------      ---------   ---------
Balance at December 31,
 1999...................  79,038,312    79        --      150,151        (162)         2,070     152,138
                          ------------------------------------------------------------------------------
Comprehensive income:
 Net income.............                                                              38,355      38,355
 Currency translation
  adjustment............                                                  (63)                       (63)
                                                                       ------                  ---------
 Total comprehensive
  income................                                                                          38,292
                                                                                               ---------
Shares of Common stock
 issued under stock
 option and stock
 purchase plans.........   4,194,977     5        --       21,418         --                      21,423
Shares of Common stock
 issued to acquire
 Alacrity
 Communications, Inc....     266,836   --                  10,657         --             --       10,657
Tax benefit from
 exercise of employee
 stock options..........         --    --         --       35,229         --                      35,229
                          ----------  ----   --------   ---------      ------      ---------   ---------
Balance at December 31,
 2000...................  83,500,125  $ 84   $    --    $ 217,455      $ (225)     $  40,425   $ 257,739
                          ==========  ====   ========   =========      ======      =========   =========

          See accompanying notes to consolidated financial statements.

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                   Years ended December 31,
                                                  ----------------------------
                                                    2000       1999     1998
                                                  ---------  --------  -------
Cash flows from operating activities:
  Net income..................................... $  38,355  $ 25,334  $ 6,157
  Adjustments required to reconcile net income to
   cash flows provided by operating activities,
   net of effects of purchase of Alacrity:
    Depreciation and amortization................     6,496     3,494    2,702
    Bad debt expense.............................       500        47       50
    Deferred income taxes........................     1,274    (5,043)    (167)
    Other non-cash items.........................       165       --       --
    Stock compensation expense...................        65       133      384
    Purchased in-process research and
     development.................................     2,800       --       --
    Changes in assets and liabilities:
      (Increase) in accounts receivable..........   (15,735)   (5,239)  (3,161)
      (Increase) in inventories..................    (6,998)   (2,424)    (664)
      (Increase) in prepaid expenses and other
       assets....................................    (2,634)   (1,541)    (873)
      Increase in accounts payable...............     3,661     1,294    1,530
      Increase in accrued expenses and other
       liabilities...............................    31,112     1,753      859
                                                  ---------  --------  -------
        Total adjustments........................    20,706    (7,526)     660
                                                  ---------  --------  -------
        Net cash provided by operating
         activities..............................    59,061    17,808    6,817
                                                  ---------  --------  -------
Cash flows from investing activities:
  Purchase of product licenses...................      (500)   (1,000)    (550)
  Capital expenditures...........................   (10,481)   (5,053)  (3,057)
  Purchases of other investments.................    (6,505)   (2,499)     --
  Purchases of held-to-maturity investments......  (256,858)  (98,855)  (6,405)
  Proceeds from maturity of investments..........   202,223    45,688    4,562
  Cash acquired in acquisition...................        90       --       --
                                                  ---------  --------  -------
        Net cash (used in) investing activities..   (72,031)  (61,719)  (5,450)
                                                  ---------  --------  -------
Cash flows from financing activities:
  Proceeds from issuance of convertible debt, net
   of issuance costs.............................   443,694       --       --
  Payments on product license obligations........       --       (303)  (1,045)
  Proceeds from the exercise of stock options....    21,423     7,105    3,879
  Payments on lease obligations..................      (280)     (337)    (237)
  Proceeds from the issuance of common stock, net
   of issuance costs.............................       --     68,181      --
  Issuance costs in connection with convertible
   preferred stock offering......................       --        --       (73)
                                                  ---------  --------  -------
        Net cash provided by financing
         activities..............................   464,837    74,646    2,524
                                                  ---------  --------  -------
Increase (decrease) in cash and cash
 equivalents.....................................   451,867    30,735    3,891
Cash and cash equivalents at beginning of year...    55,685    24,950   21,059
                                                  ---------  --------  -------
Cash and cash equivalents at end of year......... $ 507,552  $ 55,685  $24,950
                                                  =========  ========  =======

          See accompanying notes to consolidated financial statements.

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)

(1) Summary of Significant Accounting Policies

 Description of Business

   We were incorporated in Delaware on April 26, 1988. Our company, based in Shelton, Connecticut, designs, develops, markets and supports highly integrated digital and mixed-signal semiconductor devices for the telecommunications and data communications markets.

 Basis of Presentation

   The consolidated financial statements include our accounts and the accounts of our subsidiaries. All significant intercompany accounts and transactions have been eliminated.

   Operations of businesses acquired and accounted for as purchases are consolidated as of the date of acquisition. In May 2000, we completed our merger with Easics NV. This merger was accounted for as a pooling of interests and, accordingly, our historical consolidated financial statements have been restated to include the financial position, results of operations, and cash flows of Easics NV for all periods presented.

 Use of Estimates

   The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, allowances for uncollectable receivables, inventory obsolescence, product warranty, depreciation, taxes, and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the Consolidated Financial Statements in the period they are determined to be necessary.

 Cash Equivalents

   We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents amounted to $470,717 at December 31, 2000 and $44,391 at December 31, 1999 and consist of certificates of deposit, U.S. Treasury Bills, commercial paper and U.S. Agency notes.

 Investments

   Investments are comprised of marketable securities, primarily U.S. Treasury Bills, commercial paper, and corporate debt securities. Investments with remaining maturities of less than one year as of the date of the balance sheet are considered short-term. Long-term investments consist of the same mix of securities with maturity dates greater than one year from the balance sheet date. At December 31, 2000 and 1999, all of our marketable securities are classified as held-to-maturity. Held-to-maturity securities are those securities in which we have the ability and intent to hold the securities to maturity. These securities are recorded at amortized cost.

 Fair Value of Financial Instruments

   The carrying amounts for cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value because of their short maturities. The fair values of investments and

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

              (in thousands, except share and per share amounts)

convertible notes are determined using quoted market prices for those securities or similar financial instruments. The fair value of our convertible notes at December 31, 2000 was approximately $400 million.

 Inventories

   Inventories are carried at the lower of cost (on a first-in, first-out basis) or estimated net realizable value.

 Product Licenses

   Product licenses are amortized using the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the estimated useful life of the asset, generally three to five years. We capitalized $500 in 2000 and $1,000 in 1999 in connection with the acquisition of selected technologies. Amortization of product licenses amounted to $412 in 2000, $485 in 1999 and $408 in 1998. Product licenses, net, is included in Other Assets on the Consolidated Balance Sheets.

 Property and Equipment

   Property and equipment are carried at cost less accumulated depreciation. Depreciation of property and equipment is provided on the half-year convention method based on the related assets' estimated useful lives, ranging from three to seven years. Depreciation of semiconductor tooling costs is provided on the straight-line method using the lesser of three years or the life of the related semiconductor it produces. Repairs and maintenance are charged to operations as incurred.

 Goodwill and Purchased Intangible Assets

   Goodwill and purchased intangible assets, which arose from our acquisition of Alacrity Communications, Inc., are carried at cost less accumulated amortization, and are being amortized over the economic lives of the respective assets, generally five to ten years. Accumulated amortization for goodwill and purchased intangible assets amounted to $384 in 2000 and $0 in 1999 and 1998.

   We review our goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, we use an estimate of the related business' future revenue over the remaining useful life.

 Impairment of Long-Lived Assets

   We review our long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that a long-lived asset should be evaluated for possible impairment, we use an estimate of the related asset's undiscounted future cash flows over the remaining life of the asset in measuring whether the carrying value is recoverable. Any impairment is measured based upon the excess of the carrying value of the asset in excess of its estimated fair value which is generally based on an estimate of future discounted cash flows.

 Investments in Non-Public Companies

   We have certain minority investments in non-publicly traded companies in which we have less than 20 percent of the voting rights and in which we do not exercise significant influence. These investments are

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

               (in thousands, except share and per share amounts)

included in Other Assets on our Consolidated Balance Sheets and are carried at cost. We monitor these investments for impairment and make appropriate reductions in carrying values when necessary.

 Revenue Recognition

   Revenues from product sales are recognized upon shipment to distributors and original equipment manufacturers. Sales to certain distributors are made under agreements which provide the distributor with certain price protection and return and allowance rights. Revenues are reduced at time of shipment for estimated price protection and returns based upon historical experience.

 Concentrations of Credit Risk

   Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and trade receivables.

   We maintain our cash, cash equivalents, and marketable securities in investment grade financial instruments with high-quality financial institutions, thereby reducing credit risk concentrations. In addition, we limit the amount of credit exposure to any one financial institution and any one type of investment.

   At December 31, 2000, approximately 26%, 25%, 16% and 14% of accounts receivable represented amounts due from each of four of our distributors, respectively. We believe that this concentration and the concentration of credit risk resulting from trade receivables owing from high-technology industry customers is substantially mitigated by our credit evaluation process and relatively short collection terms. We generally do not require collateral security for outstanding amounts. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

 Product Warranties

   We provide for expected costs to be incurred under our product warranties based on historical experience. Estimated warranty costs are accrued as products are sold and are charged to cost of revenues.

 Research and Development Costs

   Research and development costs are expensed as incurred.

 Income Taxes

   Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is more likely than not that we will not be able to utilize deferred tax assets in the future, we establish a valuation allowance.

 Earnings Per Share

   Basic earnings per share are based upon the weighted average common shares outstanding during the period. Diluted earnings per share assume exercise of stock options outstanding and full conversion of

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

               (in thousands, except share and per share amounts)

convertible notes into common stock at the beginning of the period or the date of issuance, if later, unless they are antidilutive.

 Foreign Currency Translation

   All of our foreign subsidiaries use their local currency as their functional currency. Therefore, assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average exchange rates during the year. The resulting translation adjustments are recorded in accumulated other comprehensive income or loss. Gains and losses related to monetary assets and liabilities denominated in a currency different than a subsidiary's functional currency are included in the Consolidated Statement of Income.

 Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), and in June 2000 issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" (SFAS No. 138). SFAS No. 133, as amended by SFAS No. 138, requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. We are required to adopt SFAS No. 133, as amended by SFAS No. 138, beginning January 1, 2001. The adoption of this accounting standard will have no material impact on our financial position or results of operations.

   The Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements," on December 3, 1999, SAB No. 101A on March 24, 2000, SAB No. 101B on June 26, 2000 and a document issued on October 12, 2000 responding to frequently asked questions regarding accounting standards related to revenue recognition and SAB No. 101. SAB No. 101 sets forth the views of the staff of the SEC on revenue recognition issues, including conceptual issues as well as certain industry-specific guidance. We adopted SAB No. 101, as amended, in the fourth quarter of 2000. The adoption of this accounting guidance did not have a material impact on our financial position or results of operations.

(2) Business Combinations

 Merger with Easics NV

   In May 2000, we completed our combination with Easics NV, a Belgian communications semiconductor design service provider, in which Easics NV became our wholly-owned subsidiary. We issued 505,382 shares of common stock in exchange for all of the outstanding stock of Easics NV. The transaction was accounted for as a pooling-of-interests and, accordingly, our historical consolidated financial statements have been restated to include the financial position, results of operations, and cash flows of Easics NV for all periods presented. During the quarter ended June 30, 2000, we recorded merger-related transaction costs of $1.2 million related to the combination with Easics NV, which have been included under merger costs in the Consolidated Statements of Income.

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

               (in thousands, except share and per share amounts)


   Our historical results of operations and the historical results of operations of Easics NV prior to the consummation of the merger are summarized below:

                                                 Four months      Years ended
                                               ended April 30,   December 31,
                                               --------------- -----------------
                                                    2000         1999     1998
                                               --------------- -------- --------
                                                          (unaudited)
Net revenues:
  TranSwitch..................................    $ 37,743     $ 71,407 $ 44,169
  Easics NV...................................         635        2,126    1,824
                                                  --------     -------- --------
    Combined..................................    $ 38,378     $ 73,533 $ 45,993
Net income:
  TranSwitch..................................    $  9,353     $ 25,154 $  6,003
  Easics NV...................................          62          180      154
                                                  --------     -------- --------
    Combined..................................    $  9,415     $ 25,334 $  6,157

   There were no significant adjustments required to the accounting policies of Easics NV.

   Royalties from TranSwitch to Easics NV in the amount of $79 for the four months ended April 30, 2000, $68 for the year ended December 31, 1999, and $79 for the year ended December 31, 1998 have been eliminated in the consolidated financial statements.

   Accounts payable from TranSwitch to Easics NV in the amount of $229 as of December 31, 2000 and $40 as of December 31, 1999 have been eliminated in the consolidated financial statements. There were no other significant transactions between TranSwitch and Easics NV prior to the combination.

 Acquisition of Alacrity Communications, Inc.

   On August 1, 2000, we acquired all of the outstanding stock of Alacrity Communications, Inc. (Alacrity) for 266,836 shares of our common stock, which includes the conversion of stock options to purchase 5,756 shares of common stock, valued, in the aggregate, at approximately $10.7 million. The total purchase price of approximately $11.3 million also includes professional fees and other direct costs of the acquisition totaling $600. Alacrity specializes in the development and marketing of high-capacity VLSI switching devices for telecommunications and data communications applications.

   The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Alacrity have been included in our consolidated financial statements from August 1, 2000. The allocation of purchase price among tangible and intangible assets acquired and liabilities assumed was as follows:

   Tangible assets.................................................... $    359
   Intangible assets:
   Goodwill...........................................................    8,477
   Assembled workforce................................................      350
   In process research and development (IPR&D)........................    2,800
   Liabilities........................................................     (697)
                                                                       --------
   Total purchase price............................................... $ 11,289
                                                                       ========

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

               (in thousands, except share and per share amounts)


   The amount allocated to IPR&D of $2.8 million was expensed upon acquisition , as it was determined that the underlying project had not reached technological feasibility, had no alternative future use and successful development was uncertain. The charge for IPR&D was based on a methodology that focused on the present value of after-tax cash flows attributable to the in-process project combined with the consideration of the stage of completion of the individual research and development project at the date of acquisition.

   The significant assumptions used in determining the valuation of the IPR&D are as follows:

  .Net cash inflows are anticipated to commence in 2002;

  .Risk adjusted discount rate applied to cash flows of 30%; and

  .No anticipated material changes from historical pricing margin and expense elevels.

   To date, there have been no shipments related to this product or changes in development that would require an adjustment to the valuation.

   The following unaudited pro-forma financial information presents our results of operations combined with the results of operations of Alacrity as if the acquisition had occurred as of January 1, 1999. The pro-forma information does not necessarily reflect the results from operations that would have occurred had Alacrity and we constituted a single entity during such periods. Alacrity did not generate any revenues for the full years ended 2000 or 1999. The unaudited pro-forma information for the years ended December 31, 2000 and 1999 is as follows (in thousands, except for per share amounts):

                                                                   2000    1999
                                                                  ------- ------
   Net income.................................................... $36,300 21,771
   Basic earnings per share...................................... $  0.44   0.28
   Diluted earnings per share.................................... $  0.41   0.27

(3) Investments

   The following table summarizes our investments in securities at December 31, 2000 and 1999:

                                                               Gross
                                                   Amortized urealized   Fair
                                                     cost    (losses)   value
                                                   --------- --------- --------
   Money market & certificates of deposit......... $    748   $  --    $    748
   U.S. government & agency obligations...........  499,420     (502)   498,918
   Corporate bonds & commercial paper.............   81,304     (167)    81,137
                                                   --------   ------   --------
       Total at December 31, 2000................. $581,472   $ (669)  $580,803
                                                   ========   ======   ========
   Reported as:
     Cash equivalents............................. $470,717
     Short-term investments.......................   56,572
     Long-term investments........................   54,183
                                                   --------
       Total at December 31, 2000................. $581,472
                                                   ========

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

               (in thousands, except share and per share amounts)


                                                  Gross      Gross
                                      Amortized Unrealized Unrealized   Fair
                                        Cost      Gains     (Losses)   Value
                                      --------- ---------- ---------- --------
Money market & certificates of
 deposit............................. $  5,756     $ 6       $  --    $  5,762
U.S. government & agency obliga-
 tions...............................   12,343     --          (75)     12,268
Corporate bonds & commercial paper...   82,412     --         (255)     82,157
                                      --------     ---       -----    --------
    Total at December 31, 1999....... $100,511     $ 6       $(330)   $100,187
                                      ========     ===       =====    ========
Reported as:
  Cash equivalents................... $ 44,391
  Short-term investments.............   20,117
  Long-term investments..............   36,003
                                      --------
      Total at December 31, 1999..... $100,511
                                      ========

(4) Inventories

   The components of inventories at December 31, 2000 and 1999 follow:

                                                                   December 31,
                                                                  --------------
                                                                   2000    1999
                                                                  ------- ------
Raw materials.................................................... $ 1,414 $1,017
Work in process..................................................   4,130  1,121
Finished goods...................................................   9,354  5,762
                                                                  ------- ------
Total inventories................................................ $14,898 $7,900
                                                                  ======= ======

(5) Property and Equipment, Net

   The components of property and equipment, net at December 31, 2000 and 1999 follow:

                                                Estimated    December 31,
                                                 Useful    ------------------
                                                  Lives      2000      1999
                                               ----------- --------  --------
   Purchased computer software................ 3 years     $ 10,071  $  6,902
   Equipment.................................. 3-7 years     13,221     8,187
   Semiconductor tooling...................... 3 years        1,232     1,077
   Furniture.................................. 3-7 years      2,741     1,651
   Leasehold improvements..................... Lease term*    1,394       563
   Construction in progress...................                  737       321
                                                           --------  --------
   Gross property and equipment...............               29,396    18,701
   Less accumulated depreciation and
    amortization..............................              (15,932)  (11,138)
                                                           --------  --------
   Property and equipment, net................             $ 13,464  $  7,563
                                                           ========  ========

--------
*  Shorter of estimated useful life or lease term.

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

               (in thousands, except share and per share amounts)


(6) Segment Information and Major Customers

   Under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," we are required to use the "management" approach to reporting segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. Under SFAS No. 131, we have one segment: Communication semiconductor products.

 Products and Services

   Our products are Very Large Scale Integrated (VLSI) semiconductor devices that provide core functionality of communications network equipment. The integration of various technologies and standards in these devices result in a homogeneous product line for management and measurement purposes.

 Enterprise-wide Information

   Enterprise-wide information provided on geographic net revenues is based on the ordering location of our customer. Long-lived asset information is based on the physical location of the assets. The following tables present net revenues and long-lived assets information for geographic areas:

                                                        Years ended December 31,
                                                        ------------------------
                                                          2000    1999    1998
                                                        -------- ------- -------
   Net revenues:
     United States..................................... $ 84,517 $50,334 $23,803
     Israel............................................    7,520   2,937   5,961
     China.............................................   15,150   2,358   7,175
     Other areas.......................................   47,896  17,904   9,054
                                                        -------- ------- -------
       Total........................................... $155,083 $73,533 $45,993
                                                        ======== ======= =======
                                                              December 31,
                                                        ------------------------
                                                          2000    1999    1998
                                                        -------- ------- -------
   Long-lived assets:
     United States..................................... $ 28,524 $ 8,841 $ 4,926
     Foreign countries.................................    3,093   1,767   1,040
                                                        -------- ------- -------
       Total........................................... $ 31,617 $10,608 $ 5,966
                                                        ======== ======= =======

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

               (in thousands, except share and per share amounts)


 Information about Major Customers

   The percentage of net revenues attributable to our significant customers and distributors for the years ended December 31, 2000, 1999 and 1998 follow:

                                                                   Years ended
                                                                   December 31,
                                                                  ----------------
                                                                  2000  1999  1998
                                                                  ----  ----  ----
   Insight Electronics, Inc.(1)(2)...............................  32%   33%   19%
   Coltek Technology(1)..........................................  *     *     14%
   Tellabs Operations, Inc.(1)(2)(3).............................  16%   13%   20%
   Lucent Technologies, Inc.(1)(3)(4)............................  11%   16%   *
   Nortel Networks Corporation(2)(3).............................  *     13%   *
   Unique Memec(1)...............................................  16%   *     *
   Arrow Electronics, Inc.(2)....................................  *     18%   16%

--------
(1) Insight Electronics, Coltek Technology (formerly Columbia Technology) and Unique Memec are distributors of our products to various end-users. In 2000 and 1999, a portion of Lucent Technologies' purchases were shipped through Insight Electronics. In 2000, a portion of Tellabs Operations' purchases were shipped through Insight Electronics.
(2) Our sales to Tellabs Operations during 2000 and 1999 were made through Arrow Electronics and Insight Electronics, both of which also shipped products to Nortel Networks. Sales to Tellabs Operations through Arrow Electronics during 1998 represented 16% of our net revenues. During 1998, sales to Tellabs Operations were made through Reptron Electronics and Arrow Electronics, both Tellabs Operations' designated distributors.
(3) Represents total shipments, including those made directly and those made through distributors.
(4) Includes sales to Ascend Communications, which was acquired by Lucent Technologies during 1999. This percentage represents total shipments, including those made directly and those made through distributors.
 * Revenues were less than 10% of our net revenues in these years.

(7) Income Taxes

   The components of 2000, 1999 and 1998 income before income taxes are as follows:

                                                          Years ended December
                                                                  31,
                                                         ----------------------
                                                          2000    1999    1998
                                                         ------- ------- ------
   U.S. domestic income................................. $62,085 $22,262 $6,287
   Foreign income.......................................     653     260    257
                                                         ------- ------- ------
   Income before income taxes........................... $62,738 $22,522 $6,544
                                                         ======= ======= ======

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

               (in thousands, except share and per share amounts)


   The provision (benefit) for income taxes is comprised of the following:

                                                         Years ended December
                                                                  31,
                                                         ----------------------
                                                          2000    1999    1998
                                                         ------- -------  -----
   Federal income taxes
     Current............................................ $19,638 $ 1,581  $ 161
     Deferred...........................................   1,184  (4,682)  (161)
   State income taxes
     Current............................................   3,210     434    252
     Deferred...........................................      90    (263)   --
   Foreign income taxes
     Current............................................     261     216    141
     Deferred...........................................     --      (98)    (6)
                                                         ------- -------  -----
   Income taxes......................................... $24,383 $(2,812) $ 387
                                                         ======= =======  =====

   The following table summarizes the differences between the U.S. federal statutory rate and our effective tax rate for financial statement purposes for the years ended December 31, 2000, 1999 and 1998:

                                                          Years ended
                                                          December 31,
                                                        ---------------------
                                                        2000   1999     1998
                                                        ----   -----    -----
   U.S. federal statutory tax rate..................... 35.0 %  35.0 %   34.0 %
   State taxes.........................................  3.4     0.8      4.0
   Utilization of net operating losses (NOL)...........  --      --     (34.4)
   In-process research and development.................  1.6     --       --
   Foreign sales corporation benefit................... (1.9)    --       --
   Change in valuation allowance.......................  --    (48.2)     --
   Permanent differences and other.....................  0.8    (0.1)     2.3
                                                        ----   -----    -----
   Effective income tax rate........................... 38.9 % (12.5) %   5.9 %
                                                        ====   =====    =====

   The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

                                                                2000     1999
                                                               -------  -------
   Deferred tax assets:
     Property and equipment................................... $   302  $   295
     Nondeductible reserves...................................   3,776    2,332
     Net operating losses.....................................  19,306    9,215
     Research and development credit..........................   3,158    2,599
     Other....................................................      64      412
                                                               -------  -------
     Total gross deferred tax assets..........................  26,606   14,853
     Less valuation allowance.................................    (833)    (833)
                                                               -------  -------
     Net deferred tax assets..................................  25,773   14,020
                                                               -------  -------
     Deferred tax liabilities:
       Product license........................................     (62)     (62)
       Other..................................................       0        0
                                                               -------  -------
     Total gross deferred tax liabilities.....................     (62)     (62)
     Total deferred taxes, net of valuation allowance......... $25,711  $13,958
                                                               =======  =======

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

               (in thousands, except share and per share amounts)


   There was no change in the deferred tax valuation allowance between December 31, 2000 and December 31, 1999. The valuation allowance relates to state tax net operating losses which management believes it is more likely than not will expire unutilized. Of the valuation allowance of $833, subsequently recognized tax benefits, if any, in the amount of $833 will be applied directly to contributed capital. Of the total deferred tax assets at December 31, 2000, $3,692 is recorded as current and $22,019 is recorded as non-current. The current portion is recorded in other current assets.

   At December 31, 2000, we had available, for federal income tax purposes, NOL carryforwards of approximately $50,155 and research and development tax credit carryforwards of approximately $3,157 expiring in varying amounts from 2003 through 2020.

   Certain transactions involving our beneficial ownership have occurred which resulted in a stock ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, approximately $21,852 of our NOL carryforward and $1,410 of our research and development tax credit carryforward are subject to these limitations. However, we believe it is more likely than not that the NOL and research and development tax credits will be utilized.

(8) Stockholders' Equity

 Authorized Shares

   In connection with our May 2000 annual shareholders' meeting, we received shareholder approval to increase the authorized number of shares of common stock from 100,000,000 to 300,000,000 shares.

 Follow-on Common Stock Offering

   On February 9, 1999 and March 16, 1999, we completed a follow-on public offering of 8,797,500 shares of our common stock for net proceeds, after issuance costs, of $68,181.

 Stock Splits

   In June 1999 and January 2000, we effected three-for-two splits, and in August 2000, we effected a two-for-one split of our common stock paid in the form of a stock dividend. All share and per share data for all periods presented have been adjusted to reflect these stock splits.

(9) Employee Benefit Plans

 Employee Stock Purchase Plan

   To provide employees with an opportunity to purchase our common stock through payroll deductions, we established the 1995 Employee Stock Purchase Plan (the "Purchase Plan"), under which 300,000 shares of common stock have been reserved for issuance. Under the Purchase Plan, eligible employees may purchase a limited number of shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is less. Under the Purchase Plan, 10,340 shares were issued in 2000, 25,305 shares were issued in 1999 and 77,535 shares were issued in 1998. At December 31, 2000, 138,127 shares remained available for future issuance.

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

               (in thousands, except share and per share amounts)

 Stock Option Plans

   We have three main stock options plans: the 1995 Stock Plan, as amended (the "1995 Plan"); the 1995 Non-Employee Director Stock Option Plan (the "Director Plan"); and the 2000 Stock Option Plan (the "2000 Plan").

   With respect to the 1995 Plan, in connection with our May 2000 annual shareholders meeting, we received shareholder approval to increase the maximum number of shares reserved and authorized for issuance to 31,400,000 shares of our common stock, pursuant to the grant to employees of incentive stock options and the grant of non-qualified stock options, stock awards or opportunities to make direct purchases of our common stock to our employees, consultants, directors and executive officers. The terms of the options granted are subject to the provisions of the 1995 Plan as determined by the Compensation Committee of the Board of Directors. The 1995 Plan will terminate ten years after its adoption unless earlier terminated by the Board of Directors. As of December 31, 2000, 9,268,696 shares were available for grant under the 1995 Plan.

   The 2000 Plan was adopted by the Board of Directors on July 14, 2000, and provides for the grant of non-qualified options to purchase shares of common stock, up to an aggregate of 8,000,000 shares, to our employees and consultants. No member of the Board of Directors or executive officers as appointed by the Board shall be eligible for grants of options under the 2000 Plan. The terms of the options granted are subject to the provisions of the 2000 Plan as determined by the Compensation Committee of the Board of Directors. The non-qualified stock option shall either be fully exercisable on the date of grant or shall become exercisable thereafter in such installments as the Board may specify. The 2000 Plan will terminate ten years after its adoption. No option granted under the 2000 Plan may be exercised after the expiration of seven years from the date of grant. The exercise price of options under the 2000 Plan must be equal to the fair market value of the Common Stock on the date of grant. Options granted under the 2000 Plan are generally nontransferable. As of December 31, 2000, 5,562,850 shares were available for grant under the 2000 Plan.

   The Director Plan provides for the automatic grant of options to purchase shares of common stock, up to an aggregate of 1,050,000 shares, to our non-employee directors on the anniversary date of each individual board member joining the Board of Directors. Upon joining our Board, Directors are granted an option to purchase 37,500 shares, one-third of which vest immediately, one-third after the first year, and the remaining one-third after the second year. Annually thereafter, Directors are granted an option to purchase 28,800 shares, which vest fully after one year.

   The Director Plan is administered by the Compensation Committee of the Board of Directors. No option granted under the Director Plan may be exercised after the expiration of five years from the date of grant. The exercise price of options under the Director Plan must be equal to the fair market value of the common stock on the date of grant. Options granted under the Director Plan are generally nontransferable. As of December 31, 2000, 269,176 shares were available for grant under the Director Plan.

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

               (in thousands, except share and per share amounts)


   Information regarding our stock options is set forth as follows:

                                                     Number     Weighted average
                                                   of options    exercise price
                                                   outstanding     per share
                                                   -----------  ----------------
   Outstanding at December 31, 1997...............  9,766,422        $ 1.27
     Granted......................................  7,250,686          3.11
     Exercised.................................... (3,414,888)         1.09
     Canceled.....................................   (692,790)         1.75
                                                   ----------        ------
   Outstanding at December 31, 1998............... 12,909,430        $ 2.65
     Granted......................................  5,470,116         11.54
     Exercised.................................... (3,643,948)         1.83
     Canceled.....................................   (915,526)         4.54
                                                   ----------        ------
   Outstanding at December 31, 1999............... 13,820,072        $ 8.76
     Granted and assumed..........................  6,442,610         33.55
     Exercised.................................... (4,173,771)         5.04
     Canceled.....................................   (255,034)        13.64
                                                   ----------        ------
   Outstanding at December 31, 2000............... 15,833,877        $25.45
                                                   ==========        ======

   The Company has, in connection with the acquisitions of various companies, assumed the stock option plans of each acquired company, and the related options are included in the preceding table.

   Options outstanding and exercisable at December 31, 2000 are as follows:

                               Options outstanding          Options exercisable
                         -------------------------------- ------------------------
                                      Weighted
                                       average   Weighted             Weighted
 Range of                             remaining  average              average
 exercise                  Number    contractual exercise   Number    exercise
  prices                 outstanding    life      price   exercisable  price
 --------                ----------- ----------- -------- ----------- --------
$ 0.92 to  1.90.........    964,745     6.14      $ 1.33     848,453   $ 1.32
  2.06 to  3.92.........  3,692,178     6.98        2.86   2,143,434     2.79
  4.02 to  7.48.........    617,453     7.49        5.79     209,363     5.47
  8.18 to 12.92.........  2,863,533     7.53        9.36     860,016     9.49
 13.90 to 16.76.........  1,118,112     5.71       15.51     227,562    15.45
 16.92 to 19.92.........  1,837,656     5.70       19.53     445,327    19.38
 20.26 to 24.88.........    330,550     5.77       21.62      43,200    21.02
 27.44 to 32.94.........  1,302,850     6.33       29.56      24,250    30.61
 33.08 to 39.94.........  1,453,800     6.45       36.86         --       --
 40.26 to 49.75.........    631,700     6.36       43.32         --       --
 50.08 to 59.44.........    956,000     6.62       52.69         --       --
 61.88 to 74.31.........     65,300     6.77       66.96         --       --
                         ----------     ----      ------   ---------   ------
$ 0.92 to 74.31......... 15,833,877     6.49      $25.45   4,801,605   $13.19
                         ==========     ====      ======   =========   ======

   Stock options expire five, seven or ten years from the date of grant and are generally exercisable ratably over four years from the date of grant.

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

               (in thousands, except share and per share amounts)


 Stock-Based Compensation

   In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), we apply APB 25 and related interpretations in accounting for our stock-based awards. Under APB 25, no compensation expense is recognized in our financial statements for employee stock options because the exercise price of the option equals the market price of the underlying stock on the date of grant.

   Pro forma information regarding net income and net income per share is required by SFAS No. 123 for awards granted or modified after December 31, 1994 as if we had accounted for our stock-based awards to employees under the fair value method defined in SFAS No. 123. The fair value of our stock-based awards to employees was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31:

                                                               2000  1999  1998
                                                               ----  ----  ----
   Risk-free interest rate....................................  5.1%  6.7%  5.2%
   Expected life in years.....................................  3.0   3.2   4.1
   Expected volatility........................................ 85.8% 73.0% 68.9%
   Expected dividend yield....................................  --    --    --

   The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because our stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees.

   The weighted average fair value of our stock options granted, calculated using the Black-Scholes option-pricing model, is $19.03 for the year-ended December 31, 2000, $6.16 for the year-ended December 31, 1999 and $3.82 for the year-ended December 31, 1998.

   For purposes of pro forma disclosures, the estimated fair value of the above stock-based awards is amortized to expense over the awards' vesting period. Our pro forma information is as follows:

                                                         Years ended December
                                                                 31,
                                                        -----------------------
                                                         2000     1999    1998
                                                        -------  ------- ------
   Net income--pro forma............................... $(4,113) $13,254 $1,338
   Basic earnings (loss) per share--pro forma..........   (0.05)    0.17   0.02
   Diluted earnings (loss) per share--pro forma........   (0.05)    0.16   0.02

   The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

   In connection with stock options granted from January 1, 1995 through March 31, 1995, we recorded deferred compensation expense of $618 for the excess of the deemed value for accounting purposes of the Common Stock issuable upon exercise of such stock options over the aggregate exercise price of such options. We recorded compensation expense over the applicable vesting periods (primarily four years). We recorded compensation expense for these options of $77 for the year ended December 31, 1999 and $155 for the year

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

               (in thousands, except share and per share amounts)

ended December 31, 1998. The value of the deferred compensation was fully amortized as of December 31, 1999.

   As required by SFAS No. 123, we recognized additional compensation expense relating to stock options granted to non-employees of $57 in 2000, $56 in 1999 and $229 in 1998.

 Employee 401(k) Plan

   We sponsor a 401(k) plan known as the TranSwitch Corporation 401(k) Retirement Plan (the "Plan"). The Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 20% of their annual compensation to the Plan, limited to an annual maximum amount as set periodically by the Internal Revenue Service. We provide matching contributions equal to 50% of the employees' deferred compensation, up to a maximum of 6%. All matching contributions vest immediately. Our contribution expense related to the Plan amounted to $434 for 2000, $307 for 1999 and $230 for 1998.

(10) Convertible Notes

   In September 2000, we issued $460 million of 4.5% convertible notes due September 12, 2005, and received proceeds of $444 million, net of debt issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $61.93 per share.

   The notes are unsecured and unsubordinated obligations and rank on a parity in right of payment with all our existing and future unsecured and unsubordinated indebtedness.

   We may redeem the notes, in whole or in part, at any time on or prior to September 12, 2003 at a redemption price equal to 100 percent of the principal amount of notes to be redeemed plus accrued and unpaid interest, if any, to the date of redemption if the closing price of our common stock has exceeded 150 percent of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ("Provisional Redemption").

   Upon any Provisional Redemption, we will make an additional payment with respect to the notes called for redemption in an amount equal to $135 per $1,000 principal amount of notes, less the amount of any interest actually paid on the notes before the provisional redemption date. We will make these additional payments, at each holder's option, either in cash or our common stock or a combination of both.

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

               (in thousands, except share and per share amounts)


(11) Earnings Per Share

   Basic earnings per share for the years ended December 31, 2000, 1999 and 1998 follows:

                                                        Years ended December
                                                                 31,
                                                       -----------------------
                                                        2000    1999    1998
                                                       ------- ------- -------
   Net income......................................... $38,355 $25,334 $ 6,157
   Weighted average shares (in thousands).............  81,681  76,676  63,174
   Basic earnings per share........................... $  0.47 $  0.33 $  0.10

   Diluted earnings per share for the years ended December 31, 2000, 1999, and 1998 follows:

                                                       Year ended December 31,
                                                       -----------------------
                                                        2000    1999    1998
                                                       ------- ------- -------
   Net income......................................... $38,355 $25,334 $ 6,157
                                                       ======= ======= =======
   Weighted average common shares outstanding for the
    period (in thousands).............................  81,681  76,676  63,174
   Stock options, net of assumed treasury share
    repurchases (in thousands)........................   5,878   4,920   4,308
                                                       ------- ------- -------
   Adjusted weighted average shares outstanding for
    the period (in thousands).........................  87,559  81,596  67,482
                                                       ======= ======= =======
   Diluted earnings per share......................... $  0.44 $  0.31 $  0.09
                                                       ======= ======= =======

   For purposes of calulating the dilutive earnings per share for the year-ended December 31, 2000, the assumed conversion of convertible debt is not taken into consideration as it is anti-dilutive. Had the assumed conversion of convertible debt been considered for purposes of calculating diluted earnings per share, $3,786 of interest expense (after tax) would have been added to net income and 2,476,000 additional shares of common stock would have been assumed outstanding for the year-ended December 31, 2000.

(12) Commitments and Contingencies

 Line of Credit

   In July 2000, we extended the time frame of our line of credit agreement with Silicon Valley Bank which allows us access up to $8,000 for working capital purposes, bearing interest at prime +3/4% due on July 13, 2001, and $2,000 for equipment purchases, bearing interest at prime +1% due on July 13, 2001. The line is secured by our accounts receivable. We have a pledge that we will seek Silicon Valley Bank's approval prior to allowing another party to secure our assets.

   The agreement contains certain financial restrictions and covenants which, among other things, include provisions for maintaining a minimum amount of cash, net worth and profitability.

   At December 31, 2000 and 1999, no amounts were outstanding under this agreement.

 Development Agreements

   From time to time, we have entered into agreements with third parties for the development and/or licensing of products for its manufacture and sale, or the licensing of technology that we may use in the

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

               (in thousands, except share and per share amounts)

manufacture of products, for which royalties are paid based upon actual sales of these products. We recognized royalty expense of $185 in 2000, $612 in 1999 and $594 in 1998 under these agreements. These amounts are included in Cost of Revenues in the Consolidated Statements of Income.

 Lease Agreements

   Total rental expense under all operating lease agreements aggregated $1,284 in 2000, $1,153 in 1999 and $838 in 1998. Future minimum operating lease commitments that have remaining, non-cancelable lease terms in excess of one year at December 31, 2000 follow:

   2001.................................................................. $2,305
   2002..................................................................  2,270
   2003..................................................................  1,875
   2004..................................................................    983
   2005..................................................................    874
   Thereafter............................................................    947
                                                                          ------
                                                                          $9,254
                                                                          ======

(13) Supplemental Cash Flow Information

   The following represents supplemental cash flow information:

                                                             2000   1999  1998
                                                            ------- ----- ----
   Cash paid for interest.................................. $    24    62 129
   Cash paid for income taxes.............................. $ 1,276   669 355

   The following represents a supplemental schedule of non-cash investing and financing activities:

                                                             2000   1999  1998
                                                            ------- ----- ----
   Tax benefit realized from the exercise of stock
    options................................................ $35,229 8,266 --
   Capital lease obligations in connection with property
    and equipment.......................................... $   340   --  547

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

               (in thousands, except share and per share amounts)


(14) Quarterly Information (Unaudited)

                                         First   Second   Third  Fourth
                                        Quarter  Quarter Quarter Quarter  Year
                                        -------- ------- ------- ------- -------
Year ended December 31, 2000
Net revenues........................... $ 27,359 34,072  42,600  51,052  155,083
Cost of revenues.......................    8,777 10,412  12,506  14,452   46,147
Net income.............................    6,478  7,949   9,135  14,793   38,355
Net income per common share:
  Basic................................ $   0.08   0.10    0.11    0.18     0.47
  Diluted.............................. $   0.07   0.09    0.11    0.17     0.44
Common dividends per share.............      --     --      --      --       --
Market price of common stock
  High................................. $  67.25  48.75   67.86   74.69    74.69
  Low.................................. $  19.21  22.56   33.19   24.50    19.21
Year ended December 31, 1999
Net revenues........................... $ 14,933 16,459  19,044  23,097   73,533
Cost of revenues.......................    5,371  5,796   6,516   7,527   25,210
Net income.............................    3,259  4,566   9,957   7,552   25,334
Net income per common share:
  Basic................................ $   0.04   0.06    0.13    0.10     0.33
  Diluted.............................. $   0.04   0.05    0.12    0.09     0.31
Common dividends per share.............      --     --      --      --       --
Market price of common stock
  High................................. $  10.61  15.88   21.67   24.20    24.20
  Low.................................. $   6.61   7.78   13.42   12.40     6.61

                                 EXHIBIT INDEX

 2.1  Agreement and Plan of Reorganization, dated July 25, 2000, by and among
      TranSwitch, TXC Acquisition Corporation and the Alacrity Stockholders
      (previously filed as an exhibit to the TranSwitch's Registration
      Statement on Form S-3 (File No. 333-44040) and incorporated herein by reference).

 2.2  Escrow Agreement, dated August 1, 2000, by and among TranSwitch, the
      Alacrity Stockholders and the other parties thereto (previously filed as an exhibit to the TranSwitch's Registration Statement on Form S-3 (File
      No. 333-44040) and incorporated herein by reference).

 2.3  Share for Share Exchange Agreement, dated May 9, 2000, by and among
      TranSwitch and the Easics Stockholders (previously filed as an exhibit to the TranSwitch's Registration Statement on Form S-3 (File No. 333-38318) and incorporated herein by reference).

 2.4  Escrow Agreement, dated May 9, 2000, by and among TranSwitch, the Easics
      Stockholders and the other parties thereto (previously filed as an exhibit to the TranSwitch's Registration Statement on Form S-3 (File No.
      333-38318) and incorporated herein by reference).

 3.1 Amended and Restated Certificate of Incorporation of the Company, as amended (previously filed as Exhibit 3.1 to the TranSwitch's quarterly report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

 3.2 By-Laws, as amended and restated, of the Company (previously filed as an exhibit to the TranSwitch's Registration Statement on Form S-1 (File No.
      33-91694) and incorporated herein by reference).

 4.1  Specimen certificate representing the Common Stock of the Company
      (previously filed as an exhibit to the TranSwitch's Registration
      Statement on Form S-1 (File No. 33-91694) and incorporated herein by reference).

 4.2  Registration Rights Agreement, dated August 1, 2000, by and among
      TranSwitch and the Alacrity Stockholders (previously filed as an exhibit to the TranSwitch's Registration Statement on Form S-3 (File No. 333-
      44040) and incorporated herein by reference).

 4.3  Purchase Agreement, dated August 1, 2000, by and among TranSwitch,
      Alacrity, TXC Acquisition Corporation, Triophy Investments, Ltd. and
      Current Ventures II, Ltd. (previously filed as an exhibit to the TranSwitch's Registration Statement on Form S-3 (File No. 333-44040) and incorporated herein by reference).

 4.4 Registration Rights Agreement, dated May 9, 2000, by and among TranSwitch and the Easics Stockholders (previously filed as an exhibit to the TranSwitch's Registration Statement on Form S-3 (File No. 333-38318) and incorporated herein by reference).

 4.5  Indenture dated September 12, 2000, by and between TranSwitch and State
      Street Bank and Trust Company, including the forms of the 4 1/2% convertible promissory notes (previously filed as Exhibit 4.1 to the TranSwitch's quarterly report on Form 10-Q for the quarter ended
      September 30, 2000 and incorporated herein by reference).

 4.6  Registration Rights Agreement dated September 12, 2000, by and among
      TranSwitch and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith
      Incorporated, Robertson Stephens, Inc. and Banc of America Securities LLC
      (previously filed as Exhibit 4.2 to the TranSwitch's quarterly report on Form 10-Q for the quarterly ended September 30, 2000 and incorporated herein by reference).

 4.7  1995 Stock Plan of Alacrity Communications, Inc. (previously filed as
      Exhibit 4.2 of the TranSwitch's Registration Statement on Form S-8 (File
      No. 333-44032) and incorporated herein by reference).

 4.8  Form of Stock Option Agreement under the 1995 Stock Plan of Alacrity
      Communications, Inc. (previously filed as Exhibit 4.3 to the TranSwitch's
      Registration Statement on Form S-8 (File No. 333-44032) and incorporated herein by reference).

 10.1 Third Amended and Restated 1995 Stock Option Plan as amended (previously filed as an exhibit to the TranSwitch's Definitive Proxy Statement on
      Schedule 14A dated April 26, 1999 and incorporated herein by reference).

 10.2 1995 Employee Stock Purchase Plan (previously filed as an exhibit to the TranSwitch's Registration Statement on Form S-1 (File No. 33-91694) and incorporated herein by reference).

 10.3 1995 Non-Employee Director Stock Option Plan, as amended (previously filed as an exhibit to the TranSwitch's Definitive Proxy Statement on
        Schedule 14A dated April 26, 1999 and incorporated herein by reference).

 10.4 Form of Incentive Stock Option Agreement under the 1995 Stock Plan of the Company (previously filed as an exhibit to the TranSwitch's
        Registration Statement on Form S-8 (File No. 33-94324) and incorporated herein by reference).

 10.5 Form of Non-Qualified Stock Option Agreement under the 1995 Stock Plan of the Company (previously filed as an exhibit to the TranSwitch's
        Registration Statement on Form S-8 (File No. 33-94324) and incorporated herein by reference).

 10.6   1995 Employee Stock Purchase Plan Enrollment/Authorization Form of the
        Company (previously filed as an exhibit to the TranSwitch's
        Registration Statement on Form S-8 (File No. 33-94324) and incorporated herein by reference).

 10.7   Form of Non-Qualified Stock Option Agreement under the 1995 Non-
        Employee Director Stock Option Plan of the Company (previously filed as an exhibit to the TranSwitch's Registration Statement on Form S-8 (File
        No. 33-94324) and incorporated herein by reference).

 #10.8 Agreement with Texas Instruments Incorporated (previously filed as an exhibit to the TranSwitch's Registration Statement on Form S-1 (File
        No. 33-91694) and incorporated herein by reference).

 10.9   Authorized Distributor Agreement with Insight Electronics, Inc.
        (previously filed as an exhibit to the TranSwitch's Registration
        Statement on Form S-1 (File No. 33-91694) and incorporated herein by reference).

 10.10 Lease Agreement, as amended, with Robert D. Scinto (previously filed as an exhibit to the TranSwitch's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

 10.11 Amended and Restated Promissory Note (Working Capital Line of Credit) with Silicon Valley Bank (filed herewith).

 10.12 Amended and Restated Promissory Note (Equipment Line of Credit) (filed herewith).

 10.13 Commitment Letter, as amended, from Silicon Valley Bank (previously filed as an exhibit to the TranSwitch's Registration Statement on Form
        S-1 (File No. 33-91694) and incorporated herein by reference).

 10.14 Security Agreement with Silicon Valley Bank (previously filed as an exhibit to the TranSwitch's Registration Statement on Form S-1 (File
        No. 33-91694) and incorporated herein by reference).

 10.15 Development and License Agreement with Adaptive Corporation (previously filed as an exhibit to the TranSwitch's Registration Statement on Form
        S-1 (File No. 33-91694) and incorporated herein by reference).

 10.16  OEM Agreement for Acquisition of IBM Products with International
        Business Machines Corporation (previously filed as an exhibit to the TranSwitch's Registration Statement on Form S-1 (File No. 33-91694) and incorporated herein by reference).

 #10.17 License Agreement with StrataCom, Inc. (previously filed as an exhibit to the TranSwitch's Registration Statement on Form S-1 (File No. 33-
        91694) and incorporated herein by reference).

 #10.18 Agreement with Texas Instruments Incorporated (previously filed as an exhibit to the TranSwitch's Annual Report of Form 10-K for the fiscal year ended December 31, 1995).

 #10.19 Integrated Circuit Foundry Agreement with Texas Instruments
        Incorporated (previously filed as an exhibit to the TranSwitch's Annual
        Report of Form 10-K for the fiscal year ended December 31, 1995)

 10.20 Silicon Valley Bank Eighth Loan Modification Agreement (filed herewith).

 10.21 Purchase Agreement dated as of September 6, 2000, by and among TranSwitch, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith,
        Incorporated, FleetBoston Robertson Stephens, Inc. and Banc of America
        Securities LLC as representatives of the several initial purchasers
        (previously filed as Exhibit 10 to the TranSwitch's quarterly report on Form 10-Q to the TranSwitch's quarterly report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

 21.1   Subsidiaries of the Company (filed herewith).

 23.1   Consent of KPMG LLP (filed herewith).

--------
   # Confidential treatment obtained as to certain portions.