Form 10-Q
period 2001-03-31
TRANSWITCH CORP /DE
filed 2001-05-11
CIK 944739

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10 - Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 for the quarterly period ended March 31, 2001
                                      or
     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          for the transition period from ____________ to ____________

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

                           Telephone (203) 929-8810

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No ___
                                      ---
Common stock, par value $.001 per share, outstanding at April 30, 2001:
85,056,873 shares.

                             TranSwitch Corporation
                                    FORM 10-Q
                                 March 31, 2001

Table of Contents
-----------------

                                                                             Page
                                                                             ----
PART I.         FINANCIAL INFORMATION
   Item 1.      Financial Statements (Unaudited)

         Consolidated Balance Sheets as of March 31, 2001
              and December 31, 2000                                            3

         Consolidated Statements of Income for the Three
               Months Ended March 31, 2001 and 2000                            4

         Consolidated Statements of Cash Flows for the Three
            Months Ended March 31, 2001 and 2000                               5

         Notes to Unaudited Consolidated Financial Statements                  6

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                     9

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk        23

PART II.        OTHER INFORMATION

   Item 2.  Changes in Securities and Use of Proceeds                         24

   Item 6.  Exhibits and Reports on Form 8-K                                  24

   Signatures                                                                 26

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

                            TranSwitch Corporation
                          Consolidated Balance Sheets
                       (in thousands, except share data)

                                                                                   March 31,        December 31,
                             Assets                                                  2001              2000
                             ------                                                  ----              ----
Current assets:                                                                   (unaudited)
     Cash and cash equivalents                                                     $ 505,085        $ 507,552
     Short-term investments                                                           55,765           56,572
     Accounts receivable, net                                                         24,931           28,443
     Inventories                                                                      26,430           14,898
     Prepaid expenses and other current assets                                         8,892            9,360
                                                                                   ---------        ---------
          Total current assets                                                       621,103          616,825

Long-term investments                                                                 58,751           54,183
Property and equipment, net                                                           15,603           13,464
Deferred tax assets                                                                   26,489           22,019
Goodwill and purchased intangible assets, net                                         15,479            8,447
Deferred financing costs                                                              14,453           15,219
Other assets                                                                          12,134           11,473
                                                                                   ---------        ---------
                            Total assets                                           $ 764,012        $ 741,630
                            ============                                           =========        =========

              Liabilities and Stockholders' Equity
              ------------------------------------
Current liabilities:
     Accounts payable                                                              $  10,232        $   8,393
     Accrued expenses                                                                  1,799            1,599
     Accrued compensation                                                              1,411            3,247
     Sales returns reserve                                                             2,898            2,600
     Accrued interest                                                                  1,032            6,207
     Other current liabilities                                                         1,534            1,600
                                                                                   ---------        ---------
          Total current liabilities                                                   18,906           23,646

    Long-term lease obligations                                                          201              245
    Convertible notes                                                                460,000          460,000
                                                                                   ---------        ---------
         Total liabilities                                                           479,107          483,891

Stockholders' equity:
     Common Stock, $.001 par value; authorized 300,000,000 shares at March 31,
        2001 and December 31, 2000; issued and outstanding: 84,809,373 shares at
        March 31, 2001 and 83,500,125 shares at December 31, 2000                         85               84
     Additional paid-in capital                                                      239,121          217,455
     Accumulated other comprehensive loss                                               (285)            (225)
     Retained earnings                                                                45,984           40,425
                                                                                   ---------        ---------
          Total stockholders' equity                                                 284,905          257,739
                                                                                   ---------        ---------
           Total liabilities and stockholders' equity                              $ 764,012        $ 741,630
           ==========================================                              =========        =========


See accompanying notes to unaudited consolidated financial statements.

                            TranSwitch Corporation
                       Consolidated Statements of Income
                                  (Unaudited)
                     (in thousands, except per share data)

                                                                   Three months ended
                                                                        March 31,
                                                                -------------------------
                                                                  2001             2000
                                                                  ----             ----
Net revenues                                                    $ 38,650        $ 27,359

Cost of revenues                                                  11,596           8,777
                                                                --------        --------
Gross profit                                                      27,054          18,582

Operating expenses:
     Research and development                                     10,994           4,494
     Marketing and sales                                           7,380           3,923
     General and administrative                                    2,178           1,194
     Amortization of goodwill and purchased intangible assets        546              --
                                                                --------        --------
          Total operating expenses                                21,098           9,611
                                                                --------        --------
Operating income                                                   5,956           8,971

Interest income (expense):
     Interest income                                               9,100           1,423
     Interest expense                                             (6,090)             (1)
                                                                --------        --------

          Interest income, net                                     3,010           1,422
                                                                --------        --------

Income before income taxes                                         8,966          10,393

Provision for income taxes                                         3,407           3,915
                                                                --------        --------

Net income                                                      $  5,559        $  6,478
                                                                ========        ========

Basic earnings per share                                        $   0.07        $   0.08

Basic weighted average shares outstanding                         84,619          80,132
                                                                ========        ========

Diluted earnings per share                                      $   0.06        $   0.07

Diluted weighted average shares outstanding                       89,075          86,712
                                                                ========        ========

See accompanying notes to unaudited consolidated financial statements.

                            TranSwitch Corporation
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (in thousands)

                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                            --------
                                                                                       2001          2000
                                                                                       ----          ----
Cash flows from operating activities:
Net income                                                                          $   5,559    $   6,478
     Adjustments to reconcile net income to net cash provided by (used in)
          operating activities, net of effects of acquisitions:
               Depreciation and amortization                                            2,709          980
               Deferred income taxes                                                     (189)       2,741
               Other non-cash items                                                       250          165
               Changes in operating assets and liabilities:
                    Decrease (increase) in accounts receivable                          3,991       (2,107)
                    (Increase) in inventories                                         (11,532)      (2,347)
                    Decrease (increase) in prepaids and other assets                      350         (528)
                    Increase in accounts payable                                        1,746        2,450
                    (Decrease) increase in accrued expenses and other liabilities      (3,997)       1,193
                                                                                    ---------    ---------
                          Net cash (used in) provided by operating activities          (1,113)       9,025
                                                                                    ---------    ---------

Cash flows from investing activities:
     Capital expenditures                                                              (3,535)      (1,632)
     Purchase of other investments                                                       (580)          --
     Purchase of held-to-maturity investments                                        (102,690)     (96,079)
     Proceeds from maturity of held-to-maturity investments                            98,929       85,175
     Cash acquired in acquisitions                                                         63           --
                                                                                    ---------    ---------
                          Net cash (used in) investing activities                      (7,813)     (12,536)
                                                                                    ---------    ---------

Cash flows from financing activities:
     Proceeds from the exercise of stock options                                        6,547        5,470
     Payments on capital lease obligations                                                (88)         (50)
                                                                                    ---------    ---------
                          Net cash provided by financing activities                     6,459        5,420
                                                                                    ---------    ---------


(Decrease) increase in cash and cash equivalents                                       (2,467)       1,909
Cash and cash equivalents at beginning of period                                      507,552       55,685
                                                                                    ---------    ---------

Cash and cash equivalents at end of period                                          $ 505,085    $  57,594
                                                                                    =========    =========
Supplemental disclosure of cash flows information:
     Cash paid for interest                                                         $  10,383    $      18
     Cash paid for income taxes                                                     $     930    $      60

See accompanying notes to unaudited consolidated financial statements.

                            TranSwitch Corporation
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     For the quarter ended March 31, 2001

Note 1.  Basis of Presentation - Interim Financial Statements
--------------------------------------------------------------

     The accompanying unaudited consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The financial statements are prepared on a consistent basis with and should be read in conjunction with the audited financial statements and the related notes thereto for the fiscal year ended December 31, 2000 contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

     In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation for such periods. The results of operations for any interim period are not necessarily indicative of the results that may be achieved for the entire fiscal year ending December 31, 2001.

Note 2. Inventories
-------------------

     Inventories are carried at the lower of cost (on a first in, first out basis) or estimated net realizable value. Inventories are summarized as follows (in thousands):

                                          March 31, 2001       December 31, 2000
                                          --------------       -----------------

Raw Materials                                $ 1,698                 $ 1,414
Work in Process                                7,097                   4,130
Finished Goods                                17,635                   9,354
                                             -------                 -------
  Total Inventories                          $26,430                 $14,898
                                             =======                 =======

Note 3.  Stock Splits
---------------------

     In each of June 1999 and January 2000, we effected a three-for-two split, and in August 2000, we effected a two-for-one split, of our common stock paid in the form of stock dividends. All share and per share data for all periods presented have been adjusted to reflect these stock splits.

Note 4. Acquisitions
--------------------

     On January 18, 2001, we acquired all of the outstanding stock of ADV Engineering S.A. (ADV) for 129,971 shares of our common stock valued, in the aggregate, at approximately $5.6 million. The total purchase price of approximately $6.2 million also includes professional fees and other direct costs of the acquisition totaling approximately $0.6 million. In addition, if ADV achieves certain milestones, we will pay out $5.0 million in cash or in shares of our common stock on February 17, 2002. ADV is a fabless semiconductor societe anonyme.

On February 6, 2001, we acquired all of the outstanding stock of Horizon Semiconductors, Inc. (Horizon) for 43,507 shares of our common stock valued, in the aggregate, at approximately $1.7 million, and $0.5 million of cash paid to Horizon. The total purchase price of approximately $2.3 million also includes professional fees and other direct costs of the acquisition totaling approximately $0.2 million. Horizon is a specialized design company for test and diagnostics engineering.

     These acquisitions were accounted for using the purchase method of accounting. The allocation of the purchase prices among tangible and intangible assets acquired and liabilities assumed was as follows (amounts in thousands):


   Tangible assets          $1,271
   Intangible assets:
     Goodwill                6,912
     Assembled workforce       665
   Liabilities                (308)
                            ------
   Total purchase prices    $8,540
                            ======

     Of the excess of the purchase prices over the fair value of the net identifiable assets acquired of $7.6 million, $6.9 million has been recorded to goodwill and is being amortized on a straight-line basis over 5 years, and $0.7 million has been recorded to assembled workforce and is being amortized on a straight-line basis over 3 years.

Note 5.  Recent Accounting Pronouncements
-----------------------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), and in June 2000 it issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" (SFAS No. 138). SFAS No. 133, as amended by SFAS No. 138, requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. We adopted this accounting standard effective January 1, 2001. The adoption of this accounting standard had no impact on our financial position or results of operations.

Note 6.  Consolidated Statement of Stockholders' Equity and Comprehensive Income
--------------------------------------------------------------------------------

     (in thousands, except share data)

                                                                                               Accumulated
                                                                                 Additional       Other
                                                                 Common Stock     Paid-in     Comprehensive  Retained
                                                              Shares     Amount   Capital         Loss       Earnings     Total
                                                              ------     ------   -------         ----       --------     -----
Balance at December 31, 2000                                83,500,125    $84     $217,455      $  (225)      $40,425    $257,739
Comprehensive income:
        Net income                                                   -      -            -            -         5,559       5,559
        Currency translation adjustment                              -      -            -          (60)            -         (60)
                                                                                                                              ----
         Total comprehensive income                                                                                         5,499
Shares of common stock issued under stock option
     and stock purchase plans                                1,135,770      1        6,546            -             -       6,547
Shares of common stock issued for acquisitions                 173,478      -        7,243            -             -       7,243
Tax benefit from exercise of employee stock options                  -      -        7,877            -             -       7,877
                                                            -----------   ----    --------       -------      --------   ---------

Balance at March 31, 2001                                   84,809,373    $85     $239,121       $ (285)      $45,984    $284,905
                                                            ===========   ====    ========       =======      ========   =========

Note 7.  Subsequent Event
-------------------------

On April 18, 2001, we announced the adoption of a repurchase program for our convertible notes due 2005. Under the repurchase program, we may repurchase some of the notes from time to time at varying prices. The timing and amount of any repurchases will depend on many factors, including, but not limited to, the prevailing market price of the notes and overall market conditions. We intend to fund the repurchases of the notes from available cash and cash equivalents.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Overview

     We commenced operations in April 1988. Since incorporation, we have designed, sourced and marketed high-speed VLSI semiconductor devices for public and private network applications worldwide. We shipped our first product in 1990 and have increased our volume of shipments over the last ten years. We have focused our product development efforts on devices that meet the needs of public and private network telecommunications and data communications equipment providers that serve the worldwide public network, Internet and corporate wide area network markets. Our devices are compliant with established standards in these markets, including SONET (Synchronous Optical Network)/SDH (Synchronous Digital Hierarchy), Asynchronous/PDH (Plesiochronous Digital Hierarchy) and ATM (Asynchronous Transfer Mode)/IP (Internet Protocol).

     We derive substantially all of our revenues from product sales, principally to domestic and international telecommunications and data communications original equipment manufacturers (OEMs) and to distributors. Revenues are recognized on product shipment. Agreements with certain distributors provide price protection and return and allowance rights. Revenues are reduced for estimated price protection and return and allowance rights. In certain cases, we work with network equipment OEMs during their system design phase with the goal of having our products designed into the OEMs' products. Our sales cycle often extends over more than one year because of the long lead times between an OEM's design to the start of volume shipments. We incur product research and development expenses well before the generation of substantial revenues from product sales to OEMs. A significant portion of our net revenues has been, and is anticipated to be, derived from foreign sales. Substantially all of our foreign sales are currently denominated in U.S. dollars. Our cost of revenues consists primarily of the purchase cost of finished VLSI devices produced by third-party semiconductor manufacturers. We intend to continue to outsource all of our VLSI device fabrication requirements.

     In January 2001, we acquired ADV Engineering S.A., a French fabless semiconductor societe anonyme, in exchange for 129,971 common shares of TranSwitch. The acquisition of ADV was accounted for using the purchase method of accounting. In February 2001, we acquired Horizon Semiconductors, Inc., a specialized design for test and diagnostics engineering service company located in Massachusetts, in exchange for 43,507 common shares of TranSwitch and $454,000 in cash. The acquisition of Horizon was accounted for using the purchase method of accounting.

     Our operating results are subject to quarterly and annual fluctuations as a result of several factors that could materially and adversely affect profitability, as discussed below in "Certain Factors That May Affect Future Results."

Three month periods ended March 31, 2001 and 2000

Revenues

     Net revenues for the quarter ended March 31, 2001 were $38.7 million, representing a 41% increase over the $27.4 million recorded in the comparable period of the prior year. The increase in revenue in the quarter is attributable to the increase in the revenue from our SONET/SDH and ATM/IP product lines. Our asynchronous/PDH revenue was essentially flat to the comparable period of the prior year.

Gross Profit

     Gross profit was $27.1 million for the quarter ended March 31, 2001, compared to $18.6 million in the corresponding period of the prior year. Gross margin was 70.0% for the quarter ended March 31, 2001, compared to 67.9% for the quarter ended March 31, 2000. The increase in gross profit and margin is principally the result of lower costs resulting from improved pricing from our semiconductor fabrication vendors achieved as we purchased higher volumes of semiconductor products.

Research and Development

     Research and development expenses were 28.4% of net revenues for the quarter ended March 31, 2001, compared to 16.4% of net revenues for the quarter ended March 31, 2000. Total research and development spending increased 144.6%, to $11.0 million for the quarter ended March 31, 2001, compared to $4.5 million for the quarter ended March 31, 2000. The increase in period-over-period expense was the result of our continued investment in research and development activities. The increase in research and development expense as a percentage of revenue for the quarter ended March 31, 2001, compared to the quarter ended March 31, 2000, is due in part to a slow-down in sales against expectations for the quarter ended March 31, 2001.

Marketing and Sales

     Marketing and sales expenses were 19.1% of net revenues for the quarter ended March 31, 2001, compared to 14.3% for the quarter ended March 31, 2000. Marketing and sales expenses increased 88.1% to $7.4 million for the quarter ended March 31, 2001, compared to $3.9 million for the quarter ended March 31, 2000. The increase in spending was primarily the result of the increase in marketing and sales personnel, expansion of our distribution network as part of our continued investment in its marketing and sales infrastructure and increased commissions paid to manufacturers representatives attributable to the higher sales volumes. The increase in marketing and sales expense as a percentage of revenue for the quarter ended March 31, 2001, compared to the quarter ended March 31, 2000, is due in part to a slow-down in sales against expectations for the quarter ended March 31, 2001.

General and Administrative

     General and administrative expenses were 5.6% of net revenues for the quarter ended March 31, 2001, compared to 4.4% for the quarter ended March 31, 2000. General and administrative expenses for the quarter ended March 31, 2001 increased 82.4% to $2.2 million for the quarter ended March 31, 2001, compared to $1.2 million for the quarter ended March 31, 2000. The increase in period-over-period general and administrative expenses was the result of our continued building of support in the general and administrative area. The increase in general and administrative expense as a percentage of revenue for the quarter ended March 31, 2001, compared to the quarter ended March 31, 2000, is due in part to a slow-down in sales against expectations for the quarter ended March 31, 2001.

Other Operating Expenses

     In the quarter ended March 31, 2001, we recorded $546,000 of amortization of goodwill and other purchased intangible assets related to our acquisitions of ADV Engineering S.A. and Horizon Semiconductors, Inc., which were completed in the first quarter of 2001, and Alacrity Communications, Inc., which was completed in the third quarter of 2000.

Interest Income, net

     Interest income, net of interest expense, was $3.0 million in the quarter ended March 31, 2001, compared to $1.4 million in the corresponding period in 2000. The increase in interest income, net of interest expense, was primarily the result of the increase in cash and investment balances between the two periods, primarily due to net proceeds of $444 million from the issuance of convertible notes in September 2000 and cash generated from operations. There was $5.2 million of interest expense and $818 thousand of amortized deferred financing costs recorded in the quarter ended March 31, 2001 attributable to the convertible notes.

Income Taxes

     Our effective tax rate for the quarter ended March 31, 2001 was 38.0%, compared to an effective tax rate of 37.7% for the quarter ended March 31, 2000. The effective tax rate for the three months of 2001 is consistent with the full year expectation.

Operating Income

     Operating income for the quarter ended March 31, 2001 was $6.0 million compared to $9.0 million in the corresponding period in 2000. The decrease in operating income was due to the investments in research and development, marketing and sales and general and administrative expenses outlined previously in this document. Operating margin declined in part due to a slow-down in sales against expectations in the quarter ended March 31, 2001.

Net Income

     Net income for the quarter ended March 31, 2001 was $5.6 million, compared to $6.5 million in the corresponding period in 2000. The decrease in net income was due to the investments outlined above, partially offset by higher interest income. After-tax profit margin declined in part due to a slow-down in sales against expectations in the quarter ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations and met our capital requirements since incorporation in 1988 primarily through private and public issuances of debt and equity securities, bank borrowings and cash generated from operations.

     Our principal sources of liquidity as of March 31, 2001 consisted of $560.9 million in cash, cash equivalents and short-term investments, $58.8 million in long-term investments and $10.0 million available under our working capital line of credit and equipment line of credit provided by Silicon Valley Bank. As of March 31, 2001, we had no outstanding balance under these lines of credit.

     In the first three months of 2001, we used $1.1 million of cash in operating activities, the result of net income of $5.6 million adjusted for non-cash items of $2.7 million, offset by a net increase in working capital of $9.4 million. In the first three months of 2001, we used $7.8 million of cash in investing activities, primarily the result of the purchase of held-to-maturity investments of $102.7 million, capital expenditures totaling $3.5 million and the purchase of other investments of $0.6 million, offset by the proceeds from held-to-maturity investments of $98.9 million. Capital expenditures were primarily hardware and software tools used in the development of our products. In the first three months of 2001, net cash provided by financing activities primarily consists of proceeds from the exercise of stock options of $6.5 million. The other investments in the first three months of 2001 primarily related to an investment for a minority position in a private company that is engaged in the development of communication semiconductor devices.

     In April 2001, we adopted a repurchase program for our convertible notes due 2005, and we may be repurchasing some of the notes from time to time at varying prices.

     We believe that existing cash resources and cash generated from operations will fund necessary purchases of capital equipment, payment of interest on debt obligations and provide adequate working capital at least through the next twelve months. However, there can be no assurance that events in the future will not require us to seek additional capital sooner or, if so required, that capital will be available on terms favorable or acceptable to us, if at all.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), and in June 2000 it issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" (SFAS No. 138). SFAS No. 133, as amended by SFAS No. 138, requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. We adopted this accounting standard effective January 1, 2001. The adoption of this accounting standard had no impact on our financial position or results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     From time to time, information provided by us, statements made by our employees, or information included in our filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements that are not historical facts, so-called "forward-looking statements," which involve risks and uncertainties. Such forward-looking statements are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Our actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in our filings with the Securities and Exchange Commission.

     We experience fluctuations in our operating results due to a number of frequently changing business conditions, which may cause our stock price to decline

     Our quarterly and annual operating revenues, expenses and operating results may fluctuate due to a number of factors, including the following:

     .    the timing and cancellation of customer orders;
     .    market acceptance of our and our customer's products;
     .    the level of orders received which can be shipped in a quarter;
     . the timing and provisions of pricing protections and returns from our distributors;
     .    availability of foundry capacity and raw materials;
     .    fluctuations in manufacturing yields;
     .    changes in product mix;
     .    cyclicality of the semiconductor industry;
     .    our ability of introduce new products and technologies on a timely basis;
     .    introduction of products and technologies by our competitors;
     . the timing of our investments in research and development, including tooling expenses associated with product development and preproduction;
     .    our customers' practice of buying from a distributor or directly from us;
     .    competitive pressures on selling prices;
     .    seasonality of customer buying patterns; and
     .    general economic conditions.

     Our business is characterized by short-term orders and shipment schedules, and customer orders typically can be cancelled or rescheduled without significant penalty to our customer. Because we do not have substantial noncancellable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially.

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

Our revenues and profits may decrease if we lose any of our significant customers

     Historically, a relatively small number of customers has accounted for a significant portion of our net revenues in any particular period. We have no long-term volume purchase commitments from any of our significant customers. The following table sets forth, for the periods indicated, the percentage of our net revenues derived from our significant distributors and customers:


                                      Three Months
                                          Ended
Distributors                            March 31,     Year Ended December 31,
------------                            ---------     -----------------------
                                          2001       2000      1999       1998
                                          ----       ----      ----       ----

Insight Electronics, Inc. (1)(2)           35%        32%       33%        19%
Unique Memec (1)(3)                        13%        16%        *          *
Arrow Electronics, Inc. (1)(2)              *          *        18%        16%
Coltek Technology (1)                       *          *         *         14%


                                                   Three Months
                                                       Ended
Customers                                            March 31,            Year Ended December 31,
---------                                            ---------            -----------------------
                                                       2001           2000         1999          1998
                                                       ----           ----         ----          ----
Redback Networks, Inc. (1)(4)                          17%              *            *            *
Siemens AG (3)(4)                                      14%              *            *            *
Tellabs Operations, Inc. (1)(2)(4)                      *              16%          13%          20%
Lucent Technologies, Inc. (1)(3)(4)(5)                  *              11%          16%           *
Nortel Networks Corporation (1)(2)(3)(4)                *               *           13%           *

*    Revenues were less than 10% of our net revenues in these periods.
(1) Insight Electronics, Inc., Unique Memec, Arrow Electronics, Inc. and Coltek Technology (formerly Columbia Technology) are distributors of our products to various end-users. In the first quarter of 2001, sales to Redback Networks through Insight Electronics represented 17% of our net revenues. In the first quarter of 2001, and in 2000 and 1999, a portion of our sales to Lucent Technologies and Nortel Networks was shipped through Insight Electronics. In 2000, a portion of our sales to Tellabs Operations was shipped through Insight Electronics.
(2) Our sales to Tellabs Operations in the first quarter of 2001 were made through Arrow Electronics. Our sales to Tellabs Operations during 2000 and 1999 were made through Arrow Electronics and Insight Electronics, which also shipped products to Nortel Networks. Sales to Tellabs Operations through Arrow Electronics during 1998 represented 16% of our net revenues.
(3) A portion of our sales to Lucent Technologies, Nortel Networks, and Siemens AG in the first quarter of 2001 were made through Unique Memec.
(4) Represents total shipments, including those made directly and those made through distributors.
(5) Includes sales to Ascend Communications, which was acquired by Lucent Technologies during 1999. This percentage represents total shipments, including those made directly and those made through distributors.

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

Our revenues depend on the success of our customers' products

     Our customers generally incorporate our new products into their products or systems at the design stage. However, customer decisions to use our products (design wins), which can often require significant expenditures by us without any assurance of success, often precede the generation of volume sales, if any, by a year or more. Moreover, the value of any design win largely will depend upon the commercial success of the customer's product and on the extent to which the design of the customer's systems accommodates components manufactured by our competitors. We cannot ensure that we will continue to achieve design wins in customer products that achieve market acceptance.

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

We rely on outside fabrication facilities, and our business could be hurt if our relationships with our foundry suppliers are damaged

     We do not own or operate a Very Large Scale Integrated (VLSI) circuit fabrication facility. Seven foundries currently supply us with most of our semiconductor device requirements. While we have had good relations with these foundries, we cannot be certain that we will be able to renew or maintain contracts with them or negotiate new contracts to replace those that expire. In addition, we cannot be certain that renewed or new contracts will contain terms as favorable as our current terms. There are other significant risks associated with our reliance on outside foundries, including the following:

     .    the lack of assured semiconductor wafer supply and control over delivery schedules;
     .    the unavailability of, or delays in obtaining access to, key process technologies; and
     .    limited control overquality assurance, manufacturing yields and production costs.

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

     We have been, and expect in the future to be, particularly dependent upon a limited number of foundries for our VLSI device requirements. In particular, as of the date of this 10-Q, a single foundry manufactures all of our BiCMOS devices. As a result, we expect that we could experience substantial delays or interruptions in the shipment of our products due to the following:


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

Our growth may strain our resources, and we may not be able to manage future growth

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

Our failure to protect our proprietary rights, or the costs of protecting these rights, may harm our ability to compete

     Our success depends in part on our ability to obtain patents and licenses and to preserve other intellectual property rights covering our products and development and testing tools. To that end, we have obtained certain domestic and foreign patents and intend to continue to seek patents on our inventions when appropriate. The process of seeking patent protection can be time consuming and expensive. We cannot ensure the following:

     .    that patents will issue from currently pending or future applications;
     .    that our existing patents or any new patents will be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us;
     .    that foreign intellectual property laws will protect our intellectual property rights; and
     .    that others will not independently develop similar products, duplicate our products or design around any patents issued to us.

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

Our business could be harmed if we fail to integrate the operations of Easics NV, Alacrity Communications, Inc., ADV Engineering S.A. and Horizon Semiconductors, Inc. adequately

     Our management must devote substantial time and resources to the integration of the operations of Easics NV, with which we completed a share-for-share exchange in May 2000, Alacrity Communications, Inc., which we acquired in August 2000, ADV Engineering S.A., which we acquired in January 2001, and Horizon Semiconductors, Inc., which we acquired in February 2001. The process of integrating research and development initiatives, computer and accounting systems and other aspects of the operations of Easics, Alacrity, ADV and Horizon presents a significant challenge to our management. This is compounded by the challenge of simultaneously managing a larger entity. In addition, the operations and personnel of Easics are located in Belgium, the operations and personnel of Alacrity are located in California, the operations and personnel of ADV are located in France, and the operations and personnel of Horizon are located in Massachusetts, thus requiring management from a considerable distance.

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

Our international business operations expose us to a variety of business risks

     Foreign sales are a significant part of our net revenues. The table below sets forth, for the periods indicated, the dollar amount in millions of our net revenues derived from our primary geographic markets:

                                                  Three months
                                                     ended
                                                   March 31,        Year ended December
                                                   ---------        -------------------
                                                                            31,
                                                                            ---
                                                      2001          2000           1999           1998
                                                      ----          ----           ----           ----
North America                                       $ 17.0       $  85.3         $ 52.9         $ 25.1
Europe                                                12.0          33.7           10.0            6.0
Asia                                                   6.7          28.6            7.7            9.3
Israel                                                 3.0           7.5            2.9            5.6
                                                    ------       -------         ------         ------
     Net revenues                                   $ 38.7       $ 155.1         $ 73.5         $ 46.0
                                                    ======       =======         ======         ======

     We expect foreign sales to continue to account for a significant percentage of our net revenues. A significant portion of our net revenues will, therefore, be subject to risks associated with foreign sales, including the following:

     .    unexpected changes in legal and regulatory requirements and policy changes affecting the telecommunications and data communications markets;
     .    changes in tariffs;
     .    exchange rates and other barriers;
     .    political and economic instability;
     .    difficulties in accounts receivable collection;
     .    difficulties in managing distributors and representatives;
     .    difficulties in staffing and managing foreign operations;
     .    difficulties in protecting our intellectual property overseas;
     .    seasonality of customer buying patterns; and
     .    potentially adverse tax consequences.

     Although substantially all of our sales to date have been denominated in U.S. dollars, the value of the U.S. dollar in relation to foreign currencies also may reduce our sales to foreign customers. To the extent that we expand our international operations or change our pricing practices to denominate prices in foreign currencies, we will expose our margins to increased risks of currency fluctuations. We have assessed the risks related to foreign exchange fluctuations, and have determined at this time that any such risk is not material.

We have substantially increased our indebtedness

     In the third quarter of 2000, we sold in a private placement $460 million of 4 1/2% convertible notes due 2005. As a result, we incurred $460 million of additional indebtedness, substantially increasing our ratio of debt to total capitalization. In April 2001, we adopted a repurchase program for our convertible notes, and we may be repurchasing some of the notes from time to time at varying prices. We may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could:

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

We may not be able to pay our debt and other obligations

     If our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the notes or our other obligations, we would be in default under the terms thereof, which would permit the holders of the notes to accelerate the maturity of the notes and also could cause defaults under future indebtedness we may incur. Any such default could have a material adverse effect on our business, prospects, financial condition and operating results. In addition, we cannot assure you that we would be able to repay amounts due in respect of the notes if payment of the notes were to be accelerated following the occurrence of an event of default as defined in the indenture. In April 2001, we adopted a repurchase program for our convertible notes, and we may be repurchasing some of the notes from time to time at varying prices.

Our stock price is volatile

     The market for securities for high technology companies, including TranSwitch, has been highly volatile. The market sale price of our common stock has fluctuated between $0.80 and $74.69 from June 19, 1995 to April 30, 2001 and the last price was $17.35 on April 30, 2001. It is likely that the price of the common stock will continue to fluctuate widely in the future. Factors affecting the trading price of our common stock include:

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

     .    authorize the issuance of "blank check" preferred stock (preferred stock which our board of directors can create and issue without prior stockholder approval) with rights senior to those of common stock
     .    prohibit stockholder action by written consent; and
     .    establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. We have no financial instruments that give us exposure to changes in foreign exchange rates or equity prices. We have investments in money market accounts, government securities and commercial paper that earn interest income that is a function of the market rates. As a result, we do have exposure to changes in interest rates. For example, if interest rates were to decrease by one percentage point from their current levels, our potential interest income for the remainder of calendar year 2001 would decrease by approximately $4.5 million. We have an insignificant amount of revenue denominated in foreign currencies. A change in foreign currency exchange rates would not result in a significant impact to our financial position, cash flows or results of operations.

     At March 31, 2001, our long-term debt consists of convertible notes with interest at a fixed rate. Consequently, we do not have significant cash flow exposure on our long term debt. However, the fair value of the convertible notes is subject to significant fluctuation due to changes in market interest rates and their convertibility into shares of TranSwitch common stock. The fair market value of the convertible notes on March 31, 2001 was approximately $308 million. A one percentage point change in the interest rate could result in a fluctuation in the fair market value of approximately $54 million.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

On January 18, 2001 we issued under Regulation S of the Securities Act of 1933, as amended, 129,971 shares of common stock to the former stockholders of ADV Engineering, S.A., a French societe anonyme, in exchange for all of ADV's outstanding shares. The exchange was made in an offshore transaction, and the former ADV stockholders certified to us that they were not "U.S. Persons" within the meaning of Regulation S. Offering restrictions were implemented in connection with the transaction and the former ADV stockholders received shares of TranSwitch common stock bearing a restrictive legend. The shares issued to the former ADV stockholders were registered in a registration statement on Form S-3 (File No. 333-54368) that was declared effective on February 22, 2001.

On February 6, 2001, we paid $454,000 in cash and we issued under Regulation D of the Securities Act of 1933, as amended, 43,507 shares of common stock to the former stockholders of Horizon Semiconductors, Inc., a Virginia corporation, in exchange for all of Horizon's outstanding shares. There were fewer than 35 unaccredited former Horizon stockholders and the unaccredited former Horizon stockholders were represented by a qualified "purchaser representative." We informed the former Horizon stockholders prior to the consummation of the transaction that the TranSwitch shares they would receive in exchange for their Horizon shares were not registered under the Securities Act and could not be resold without registration or an exemption therefrom. The former Horizon stockholders received shares of TranSwitch common stock bearing a restrictive legend. The former Horizon stockholders represented to us that they were acquiring the TranSwitch shares for their own account. The shares issued to the former Horizon stockholders were registered in a registration statement on Form S-3 (File No. 333-56740) that was declared effective on March 23, 2001.

Item 6. Exhibits

(a) Exhibits

       Exhibit 2.1 Share Purchase Agreement, dated January 18, 2001, by and among TranSwitch, Inc., and the ADV Stockholders (filed as Exhibit 2.1 to the TranSwitch registration statement on Form S-3 (File No. 333-54368) and incorporated herein by reference)

       Exhibit 2.2 Escrow Agreement, dated January 18, 2001, by and among TranSwitch, the ADV Stockholders and the other parties thereto (filed as Exhibit 2.2 to the TranSwitch registration statement on Form S-3 (File No. 333-54368) and incorporated herein by reference)

       Exhibit 2.3 Warranty Agreement, dated January 18, 2001, by and among TranSwitch III Inc., Robert Bousquet, and Patricia Baert (filed as Exhibit 2.3 to the TranSwitch registration statement on Form S-3 (File No. 333-54368) and incorporated herein by reference)

       Exhibit 2.4 Guaranty, dated January 18, 2001, by and among TranSwitch and the ADV stockholders (filed as Exhibit
                         2.4 to the TranSwitch registration statement on Form S-3 (File No. 333-54368) and incorporated herein by reference)

       Exhibit 2.5 Agreement and Plan of Reorganization, dated as of February 6, 2001, by and among TranSwitch Corporation, Sea Level Acquisition Corporation, Horizon Semiconductors, Inc., and certain Horizon Stockholders (filed as Exhibit 2.1 to the TranSwitch registration statement on Form S-3 (File No. 333-56740) and incorporated herein by reference)

         Exhibit 2.6 Escrow Agreement, dated as of February 6, 2001, by and among TranSwitch Corporation and the Horizon Stockholders (filed as Exhibit 2.2 to the TranSwitch registration statement on Form S-3 (File No. 333-56740) and incorporated herein by reference)

         Exhibit 4.1 Registration Rights Agreement, dated as of January 18, 2001, by and among TranSwitch and the ADV Stockholders (filed as Exhibit 4.1 to the TranSwitch registration statement on Form S-3 (File No. 333-54368) and incorporated herein by reference)

         Exhibit 4.2 Registration Rights Agreement, dated as of February 6, 2001, by and among TranSwitch and the Horizon Stockholders (filed as Exhibit 4.1 to the TranSwitch registration statement on Form S-3 (File No. 333-56740) and incorporated herein by reference)

         Exhibit 11 Statement regarding computation of per share earnings.

(b) Reports on Form 8-K

On January 24, 2001, we filed a current report on Form 8-K reporting our financial results for the fourth quarter of the fiscal year 2000.

On January 25, 2001, we filed a current report on Form 8-K reporting our acquisition of ADV Engineering S.A.

On February 20, 2001, we filed a current report on Form 8-K reporting our acquisition of Horizon Semiconductors, Inc.

On February 22, 2001, we filed a current report on Form 8-K reporting that Peter Tallian was named our new Senior Vice President, Chief Financial Officer and Treasurer.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TranSwitch Corporation
                                        (Registrant)

Date: May 11, 2001

                                        /s/ Dr. Santanu Das
                                        -------------------
                                        Dr. Santanu Das
                                        Chairman of the Board,
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

                                        /s/ Peter J. Tallian
                                        --------------------
                                        Peter J. Tallian
                                        Senior Vice President and Chief
                                        Financial Officer and Treasurer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

                               INDEX TO EXHIBITS
                            Description of Exhibits

Exhibit 2.1 Share Purchase Agreement, dated January 18, 2001, by and among TranSwitch, Inc., and the ADV Stockholders (filed as Exhibit 2.1 to the TranSwitch registration statement on Form S-3 (File No. 333-54368) and incorporated herein by reference)

Exhibit 2.2 Escrow Agreement, dated January 18, 2001, by and among TranSwitch, the ADV Stockholders and the other parties thereto (filed as Exhibit 2.2 to the TranSwitch registration statement on Form S-3 (File No. 333-54368) and incorporated herein by reference)

Exhibit 2.3 Warranty Agreement, dated January 18, 2001, by and among TranSwitch III Inc., Robert Bousquet, and Patricia Baert (filed as Exhibit 2.3 to the TranSwitch registration statement on Form S-3 (File No. 333-54368) and incorporated herein by reference)

Exhibit 2.4 Guaranty, dated January 18, 2001, by and among TranSwitch and the ADV stockholders (filed as Exhibit 2.4 to the TranSwitch registration statement on Form S-3 (File No. 333-54368) and incorporated herein by reference)

Exhibit 2.5 Agreement and Plan of Reorganization, dated as of February 6, 2001, by and among TranSwitch Corporation, Sea Level Acquisition Corporation, Horizon Semiconductors, Inc., and certain Horizon Stockholders (filed as Exhibit 2.1 to the TranSwitch registration statement on Form S-3 (File No. 333-56740) and incorporated herein by reference)

Exhibit 2.6 Escrow Agreement, dated as of February 6, 2001, by and among TranSwitch Corporation and the Horizon Stockholders (filed as
               Exhibit 2.2 to the TranSwitch registration statement on Form S-3 (File No. 333-56740) and incorporated herein by reference)

Exhibit 4.1 Registration Rights Agreement, dated as of January 18, 2001, by and among TranSwitch and the ADV Stockholders (filed as Exhibit
               4.1 to the TranSwitch registration statement on Form S-3 (File No. 333-54368) and incorporated herein by reference)

Exhibit 4.2 Registration Rights Agreement, dated as of February 6, 2001, by and among TranSwitch and the Horizon Stockholders (filed as Exhibit 4.1 to the TranSwitch registration statement on Form S-3 (File No. 333-56740) and incorporated herein by reference)

Exhibit 11     Statement regarding computation of per share earnings.