Form 10-Q
period 2001-06-30
TRANSWITCH CORP /DE
filed 2001-08-08
CIK 944739

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                      or
     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

COMMON STOCK, PAR VALUE $.001 PER SHARE, OUTSTANDING AT JULY 31, 2001:
85,214,427 SHARES.

                             TRANSWITCH CORPORATION

                                   FORM 10-Q

                      For the Quarter Ended June 30, 2001


                               TABLE OF CONTENTS

                                                                         Page
                                                                         ----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 2001 (Unaudited)
          and December 31, 2000                                            3

          Unaudited Consolidated Statements of Operations for the Three
          and Six Months ended June 30, 2001 and 2000                      4

          Unaudited Consolidated Statements of Cash Flows for the
          Six Months ended June 30, 2001 and 2000                          5

          Notes to Unaudited Consolidated Financial Statements            6-9

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  10-29

Item 3.   Quantitative and Qualitative Disclosures about Market Risk      29

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders             30

Item 6.   Exhibits and Reports on Form 8-K                                30

          Signatures                                                      31

Part I  FINANCIAL INFORMATION

     Item 1.  Financial Statements


TranSwitch Corporation
Consolidated Balance Sheets
(in thousands)

                                                                               (Unaudited)
                                                                                 June 30,            December 31,
                                                                                   2001                  2000
                                                                               -----------           ------------
ASSETS

Current assets:
     Cash and cash equivalents                                                  $ 432,782             $ 507,552
     Short-term investments                                                        63,098                56,572
     Accounts receivable, net                                                       5,365                28,443
     Inventories                                                                   14,581                14,898
     Prepaid expenses and other current assets                                     11,704                 9,360
                                                                                ---------             ---------
          Total current assets                                                    527,530               616,825

Long-term investments                                                              51,907                54,183
Property and equipment, net                                                        16,445                13,464
Deferred tax assets                                                                32,291                22,019
Goodwill and purchased intangible assets, net                                      14,849                 8,447
Deferred financing costs, net                                                      11,219                15,219
Other assets                                                                       16,130                11,473
                                                                                ---------             ---------
Total assets                                                                    $ 670,371             $ 741,630
                                                                                =========             =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                           $   2,866                 8,393
     Accrued expenses                                                               4,912                 1,599
     Accrued compensation & benefits                                                1,949                 3,545
     Accrued sales returns & warranty                                               4,486                 3,104
     Accrued interest                                                               5,097                 6,207
     Other current liabilities                                                        626                   798
                                                                                ---------             ---------
          Total current liabilities                                                19,936                23,646

    Long-term capital lease obligations, less current portion                         192                   245
    Convertible notes                                                             377,800               460,000
                                                                                ---------             ---------
Total liabilities                                                                 397,928               483,891
                                                                                ---------             ---------
    Commitments and contingencies

Stockholders' equity:
     Common Stock, $.001 par value; authorized 300,000,000 shares at June 30,
       2001 and December 31, 2000; issued and outstanding:  85,186,595
       shares at June 30, 2001 and 83,500,125 shares at December 31, 2000              85                    84
     Additional paid-in capital                                                   240,548               217,455
     Accumulated other comprehensive loss                                            (336)                 (225)
     Retained earnings                                                             32,146                40,425
                                                                                ---------             ---------
          Total stockholders' equity                                              272,443               257,739
                                                                                ---------             ---------
         Total liabilities and stockholders' equity                             $ 670,371               741,630
                                                                                =========             =========

See accompanying notes to unaudited consolidated financial statements.

TranSwitch Corporation
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

                                                          Three months ended                   Six months ended
                                                                June 30,                            June 30,
                                                       ------------------------             ------------------------
                                                          2001           2000                  2001           2000
                                                       ------------------------             ------------------------
Net revenues                                           $ 11,032       $ 34,072              $ 49,682       $ 61,432

Cost of revenues                                          6,306         10,412                17,902         19,190
Cost of revenues - provision for
excess inventories                                       24,694              -                24,694              -
                                                       --------       --------              --------       --------
Gross profit (loss)                                     (19,968)        23,660                 7,086         42,242

Operating expenses:
     Research and development                            11,986          5,408                22,980          9,904
     Sales and marketing                                  6,130          4,437                13,510          8,359
     General and administrative                           2,343          1,537                 4,521          2,730
     Easics NV merger expenses                                -          1,163                     -          1,163
     Amortization of goodwill and
     purchased intangible assets                            630              -                 1,176              -
                                                       --------       --------              --------       --------
          Total operating expenses                       21,089         12,545                42,187         22,156
                                                       --------       --------              --------       --------
Operating income (loss)                                 (41,057)        11,115               (35,101)        20,086

Interest income, net                                        675          1,739                 3,685          3,161
                                                       --------       --------              --------       --------
Income (loss) before income taxes
     and extraordinary gain                             (40,382)        12,854               (31,416)        23,247

Income tax (benefit) expense                            (14,402)         4,905               (10,995)         8,820
                                                       --------       --------              --------       --------
Income (loss) before extraordinary gain                 (25,980)         7,949               (20,421)        14,427

Extraordinary gain on extinguishment
     of convertible notes, net of income taxes
     of $6,538                                           12,142              -                12,142              -
                                                       --------       --------              --------       --------
Net income (loss)                                       (13,838)      $  7,949              $ (8,279)      $ 14,427
                                                       ========       ========              ========       ========
Basic earnings (loss) per common share:
  Income (loss) before extraordinary gain              $  (0.30)      $   0.10              $  (0.24)      $   0.18
  Extraordinary gain on extinguishment
     of convertible notes, net of income taxes
     of $0.07                                          $   0.14       $      -              $   0.14       $      -
                                                       --------       --------              --------       --------
Net income (loss)                                      $  (0.16)      $   0.10              $  (0.10)      $   0.18
                                                       ========       ========              ========       ========
Weighted average number of
     common shares outstanding                           85,126         81,118                84,872         80,626
                                                       ========       ========              ========       ========
Diluted earnings (loss) per common share
  Income (loss) before extraordinary gain              $  (0.30)      $   0.09              $  (0.24)      $   0.17
  Extraordinary gain on extinguishment
     of convertible notes, net of income taxes
     of $0.07                                          $   0.14       $      -              $   0.14       $      -
                                                       --------       --------              --------       --------
Net income (loss)                                      $  (0.16)      $   0.09              $  (0.10)      $   0.17
                                                       ========       ========              ========       ========
Weighted average number of common
     shares and equivalents outstanding                  85,126         87,460                84,872         86,954
                                                       ========       ========              ========       ========

See accompanying notes to unaudited consolidated financial statements.

TranSwitch Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

                                                                                            Six Months Ended
                                                                                                 June 30,
                                                                                          ------------------------
                                                                                             2001           2000
                                                                                          ---------      ---------
Cash flows from operating activities:
Net income (loss)                                                                         $ (8,279)      $ 14,427
     Adjustments to reconcile net income (loss) to
          net cash provided by (used in) operating
          activities, net of effects of acquisitions:
               Depreciation and amortization                                                 5,531          1,991
               Deferred income taxes                                                        (4,302)        14,861
               Tax benefit from exercise of employee stock options                          (8,052)       (13,801)
               Extraordinary gain on extinguishment of
                 convertible notes, net of income taxes                                    (12,142)             -
               Provision for excess inventories                                             24,694              -
               Provision for doubtful accounts                                               1,469            200
               Other non-cash items                                                              -            165
               Changes in operating assets and liabilities:
                    Decrease (increase) in:
                      Accounts receivable                                                   22,338         (4,576)
                      Inventories                                                          (22,123)        (4,525)
                      Prepaid expenses and other assets                                     (2,357)         1,213
                    (Decrease) increase in:
                      Accounts payable                                                      (5,620)         1,349
                      Accrued expenses and other liabilities                                 2,145          8,937
                                                                                          ---------      ---------
                          Net cash (used in) provided by operating activities               (6,698)        20,241
                                                                                          ---------      ---------

Cash flows from investing activities:
     Purchase of product licenses                                                                -           (125)
     Capital expenditures                                                                   (5,844)        (4,722)
     Purchase of other investments                                                          (4,680)        (2,335)
     Purchase of held-to-maturity investments                                             (207,026)      (183,835)
     Proceeds from maturity of held-to-maturity investments                                202,776        147,698
     Cash acquired in acquisitions                                                              63              -
                                                                                          ---------      ---------
                          Net cash used in investing activities                            (14,711)       (43,319)
                                                                                          ---------      ---------

Cash flows from financing activities:
     Proceeds from the exercise of stock options                                             7,749          7,846
     Repayment of convertible notes                                                        (61,013)             -
     Payments on long term capital lease obligations                                           (97)           (39)
                                                                                          ---------      ---------
                          Net cash (used in) provided by financing activities              (53,361)         7,807
                                                                                          ---------      ---------


Decrease in cash and cash equivalents                                                      (74,770)       (15,271)
Cash and cash equivalents at beginning of period                                           507,552         55,685
                                                                                          ---------      ---------

Cash and cash equivalents at end of period                                                $432,782       $ 40,414
                                                                                          =========      =========

See accompanying notes to unaudited consolidated financial statements.

                            TRANSWITCH CORPORATION

                        NOTES TO UNAUDITED CONSOLIDATED
                             FINANCIAL STATEMENTS

                      For the quarter ended June 30, 2001

Note 1.  Basis of Presentation - Interim Financial Statements
-------------------------------------------------------------

     The accompanying unaudited consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis with and should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2000 contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

     In the opinion of management, the accompanying unaudited consolidated interim financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation for such periods. The results of operations for any interim period are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2001. Certain prior year amounts have been reclassified to conform to the current quarter's presentation.

Note 2.  Inventories
--------------------

     Inventories are carried at the lower of cost (on a weighted average cost basis) or estimated net realizable value. Inventories are summarized as follows (in thousands):

                      June 30,  December 31,
                        2001        2000
                      --------  ------------
Raw materials          $ 3,078       $ 1,414
Work in process          5,976         4,130
Finished goods           5,527         9,354
                       -------       -------
 Total inventories     $14,581       $14,898
                       =======       =======

     As a result of current and anticipated business conditions, as well as lower than anticipated demand, we recorded a provision for excess inventories during the second quarter of $24.7 million. Approximately $22.4 million of the provision was for excess inventories on hand as of June 30, 2001 and is included in the table above. The remaining $2.3 million was for non-cancelable purchase commitments for inventories to be received after June 30, 2001, and accordingly, was recorded as a loss reserve included in accrued expenses.

Note 3.  Recent Accounting Pronouncements
-----------------------------------------

Business Combinations, Goodwill and Other Intangible Assets
-----------------------------------------------------------

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies certain criteria for intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     We are required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

     Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. At the date of this report, it is not practical to reasonably estimate the impact of adopting these Statements on the Company's financial statements.

Note 4.  Comprehensive Income (Loss)
------------------------------------

     The components of comprehensive income (loss), net of tax, are as follows:

                                        Three Months Ended     Six Months Ended
                                              June 30,             June 30,
                                           2001     2000         2001     2000
                                        ------------------     ----------------
Net income (loss)                       $(13,838)  $ 7,949     $(8,279) $14,427
Foreign currency translation adjustment      (51)       (1)       (111)     (49)
                                        ------------------     ----------------
Total comprehensive income (loss)       $(13,889)  $ 7,948     $(8,390) $14,378
                                        ==================     ================

Note 5.  Earnings (Loss) per share
----------------------------------

     The reconciliation of shares used to calculate basic and diluted earnings
(loss) per share, restated to reflect the three-for-two stock split effective June 8, 1999, the three-for-two stock split effective January 10, 2000 and the two-for-one stock split effective August 10, 2000, consists of the following (in thousands):

                                        Three Months Ended     Six Months Ended
                                              June 30,             June 30,
                                           2001     2000         2001     2000
                                        ------------------     ----------------
Shares used in basic earnings (loss)
  per share computations                 85,126    81,118       84,872  80,626
Common stock issuable with respect to
  stock options during the period            --     6,342           --   6,328
                                        ------------------     ----------------
Shares used in diluted earnings (loss)
  per share computations                 85,126    87,460       84,872  86,954
                                        ==================     ================

     For purposes of calculating diluted earnings (loss) per share, the assumed conversion of convertible notes is not taken into consideration as it is anti-dilutive. Had the assumed conversion of convertible notes been taken into consideration, 6,363 and 6,896 additional shares of common stock would have been assumed outstanding for the three months and the six months ended June 30, 2001, respectively. Additionally, as the Company incurred a net loss in the three months and six months ended June 30, 2001, the effect of the common stock issuable with respect to stock options of 2,595 and 3,939 additional shares of common stock, respectively, is not taken into consideration as it is also anti-dilutive.

Note 6. Extraordinary gain from the repurchase of convertible notes
-------------------------------------------------------------------

     During the second quarter of 2001, we repurchased $82.2 million of our convertible notes due September 12, 2005 for $61.0 million, recognizing a pretax gain of $18.6 million. The pre-tax gain of $18.6 million includes the write-off of deferred financing fees of $2.6 million. The extraordinary gain of $12.1 million has been presented on the unaudited consolidated statements of operations, net of the related income taxes of $6.5 million. We have funded the repurchases of the convertible notes from available cash, cash equivalents and short-term investments.

Note 7.  Subsequent Event
-------------------------

     On July 16, 2001 we announced a restructuring plan as a result of current and anticipated business conditions. This restructuring charge will result in an estimated $1.5 to $2.0 million charge to operations in the third quarter related to workforce reductions and other items.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations that are included in the Annual Report on Form 10-K for the year ended December 31, 2000 for TranSwitch Corporation. This Quarterly Report on Form 10-Q, and in particular this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events or the future financial performance of the Company that involve certain risks and uncertainties including, but limited to, those set forth in the "Risk Factors" discussed below. Actual events or the actual future results of the Company may differ materially from any forward-looking statements due to such risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking assumptions.

OVERVIEW

     We commenced operations in April 1988. Since incorporation, we have designed, sourced and marketed high-speed Very Large Scale Integrated ("VLSI") semiconductor devices for public and private network applications worldwide. We shipped our first product in 1990. We have focused our product development efforts on devices that meet the needs of public and private network telecommunications and data communications equipment providers that serve the worldwide public network, Internet and corporate wide area network markets. Our devices are compliant with established standards in these markets, including SONET (Synchronous Optical Network)/SDH (Synchronous Digital Hierarchy), Asynchronous/PDH (Plesiochronous Digital Hierarchy) and ATM (Asynchronous Transfer Mode)/IP (Internet Protocol).

     We derive substantially all of our net revenues from product sales, principally to domestic and international telecommunications and data communications original equipment manufacturers (OEMs) and to distributors. Net revenues are recognized on product shipment. Agreements with certain distributors provide price protection and return and allowance rights. Revenues are reduced for estimated price protection and return and allowance rights. In certain cases, we work with network equipment OEMs during their system design phase with the goal of having our products designed into the OEMs' products.
Our sales cycle often extends more than one year because of the long lead times between an OEM's design to the start of volume shipments. We incur product research and development expenses well before the generation of substantial net revenues from product sales to OEMs. A significant portion of our net revenues have been, and are anticipated to be, derived from foreign markets. Substantially all of our foreign net revenues are currently denominated in U.S. dollars. Our cost of revenues consists primarily of the purchase cost of finished VLSI devices produced by third-party semiconductor manufacturers. We intend to continue to outsource all of our VLSI device fabrication requirements.

     Consistent with our inventory policy, we evaluate our inventory position based on known backlog of orders, projected sales and marketing forecasts, shipment activity and inventory held at our significant distributors. As a result of current and anticipated business conditions, as well as lower than anticipated demand, we recorded a provision for excess inventories during the
second quarter of $24.7 million.   Approximately $22.4 million of the provision
was for excess inventories on hand as of June 30, 2001 and the remaining $2.3 million was for non-cancelable purchase commitments for inventories to be received after June 30, 2001. We have contacted our major suppliers and we are actively managing commitments that require us to receive certain volumes of inventory. Additionally, we will continue to monitor market conditions that affect the demand for our inventories and we will dispose of any parts that exceed their estimated useful life.

     On July 16, 2001 we announced a restructuring plan as a result of current and anticipated business conditions. This restructuring charge will result in an estimated $1.5 to $2.0 million charge to operations in the third quarter related to workforce reductions and other items.

     Our operating results are subject to quarterly and annual fluctuations as a result of several factors that could materially and adversely affect profitability, as discussed below in "Certain Factors That May Affect Future Results."

RESULTS OF OPERATIONS

     The following table sets forth certain unaudited consolidated statements of operations data as a percentage of net revenues for the periods indicated:

                                                                       Three Months Ended                 Six Months Ended
                                                                  June 30, 2001   June 30, 2000     June 30, 2001   June 30, 2000
                                                                  -----------------------------     -----------------------------
Net revenues                                                           100 %           100%             100 %          100%
Cost of revenues                                                        57 %            31%              36 %           31%
Cost of revenues - provision of excess inventories                     224 %             0%              50 %            0%
                                                                  -----------------------------     -----------------------------
Gross profit (loss)                                                   (181)%            69%              14 %           69%

Operating expenses:
   Research and development                                            109 %            16%              46 %           16%
   Sales and marketing                                                  56 %            13%              27 %           14%
   General and administrative                                           21 %             5%               9 %            4%
   Easics NV merger expenses                                             0 %             3%               0 %            2%
   Amortization of goodwill and purchased intangible assets              6 %             0%               2 %            0%
                                                                  -----------------------------     -----------------------------
      Total operating expenses                                         192 %            37%              84 %           36%
                                                                  -----------------------------     -----------------------------

Operating income (loss)                                               (373)%            33%             (70)%           33%
Interest income, net                                                     6 %             5%               7 %            5%

Income tax (benefit) expense                                          (131)%            14%             (22)%           14%
                                                                  -----------------------------     -----------------------------
Income (loss) before extraordinary gain                               (236)%            24%             (41)%           24%

Extraordinary gain on extinguishment of convertible notes,
   net of income taxes of 11%                                          110 %             0%              24 %            0%
                                                                  -----------------------------     -----------------------------
Net income (loss)                                                     (126)%            24%             (17)%           24%
                                                                  =============================     =============================

NET REVENUES

     Net revenues for the three and the six months ended June 30, 2001 decreased 67.7% and 19.0% from the comparable three and six months of the prior year. The decrease in net revenues for the three months ended June 30, 2001 were distributed across all three of our product lines, however, the decrease in net revenues for ATM/IP was not as significant as the decrease in SONET/SDH and asynchronous/PDH. These decreases were primarily related to a decline in volumes shipped over prior comparable periods. The product mix percentage mentioned above is not consistent with historical trends and given the lack of visibility in the current market we cannot predict when, and to the extent that, historical product mix percentages will return.

GROSS PROFIT

     Gross (loss) profit for the three and the six months ended June 30, 2001 decreased 184% and 83% from the comparable three and six months of the prior year. The decrease in gross profit dollars and the percentage of net revenues is principally the result of the provision for excess inventories of $24.7 million which was recorded in the three months ended June 30, 2001 and the mix of products shipped during the three months ended June 30, 2001. Gross profit and gross profit as a percentage of net revenues, excluding the excess inventory provision, was $4.7 and $31.8 million and 43% and 64% for the three and six month period ended June 30, 2001 compared to $23.7 million and $42.2 million or 69% for the three and six months ended June 30, 2000, respectively.

RESEARCH AND DEVELOPMENT

     Research and development expenses for the three and the six months ended June 30, 2001 increased 122% and 132% from the comparable three and six months of the prior year. The increase was the result of our continued investment in personnel, software and related tools to develop next generation communication products. We anticipate that the restructuring charge mentioned above will lower research and development expenses in the future. The increase as a percentage of net revenues for the three and six months ended June 30, 2001, compared to the same periods one year ago, is due to slower end user demand for our products versus our earlier expectations for 2001.

SALES AND MARKETING

     Sales and marketing expenses for the three and six months ended June 30, 2001 increased 38% and 62% from the comparable three and six months of the prior year. The increase in spending was primarily the result of the increase in marketing and sales personnel, expansion of our distribution network as part of our continued investment in its marketing and sales infrastructure, and increased provisions for doubtful customer accounts. We anticipate that the restructuring charge mentioned above will lower sales and marketing expenses in the future. The increase as a percentage of net revenues for the three and six month periods ended June 30, 2001, compared to the same periods one year ago, is due to slower demand for our products by our end user customers against previous expectations for 2001.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the three and six months ended June 30, 2001 increased 52% and 66% from the comparable three and six months of the prior year. The increase was the result of our infrastructure investment in the general and administrative area. We anticipate that the restructuring charge mentioned above will lower general and administrative expenses in the future. The increase as a percentage of net revenues for the three and six month periods ended June 30, 2001, compared to the same periods one year ago is due to slower demand for our products by our end user customers against previous expectations for 2001.

AMORTIZATION OF GOODWILL AND PURCHASED INTANGIBLES

     Amortization of goodwill and purchased intangible assets for the three and six months ended June 30, 2001 increased $0.6 million and $1.2 million, respectively. This expense is related to business combinations of Alacrity, ADV Engineering and Horizon Semiconductors accounted for as purchases in August 2000, January, 2001 and February, 2001, respectively. For the comparable period of the prior year there was no amortization of goodwill and purchased intangible assets. There can be no assurance that acquisitions of businesses by us in the future will not result in substantial changes to the expected amortization, which may cause fluctuations in our interim or annual operating results. Additionally, we will adopt the recently issued accounting pronouncements SFAS 141, Accounting for Business Combinations, immediately and SFAS 142, Accounting for Intangibles, effective January 1, 2002, at which time all future amortization of goodwill will cease. We will be required to review goodwill and purchased intangibles for impairment, at a minimum, annually.

INTEREST INCOME, NET

     Interest income, net for the three and six months ended June 30, 2001 decreased 61% and 17% from the comparable three and six months of the prior year. The decrease in interest income, net was primarily the result of earning less interest income (which is a function of interest rates and average outstanding investment balances) to offset the interest expense on the outstanding 4.5% convertible notes.

     During the quarter ended June 30, 2001, we repurchased $82.2 million of our outstanding convertible notes with existing cash, cash equivalents, and short-term investments. Additional repurchases of our convertible notes, if any, are not expected to have a material change to interest income, net as the spread between interest earned on interest bearing accounts and interest incurred on
outstanding convertible notes is not significant.   At June 30, 2001 and
December 31, 2000, the effective interest rate on our interest bearing securities was approximately 4.35% and 5.60%, respectively.

INCOME TAX (BENEFIT) EXPENSE

     Our effective tax rate for the three and six months ended June 30, 2001 is a benefit of 35.7% and 35.0%, compared to an effective income tax rate expense of approximately 38.0% for the three and six months of the prior year. The effective income tax rate for the six months ended June 30, 2001 is consistent with our full year expectation. The forecasted benefit of 35.0 % is lower than the prior year tax rate primarily as a result of expected reduced export tax incentives. The income tax benefit for the three and six months ended June 30, 2001 differed from statutory rates primarily due to state income tax benefit and state and federal research credits, partially offset by nondeductible goodwill and other items.

EXTRAORDINARY GAIN ON THE REPURCHASE OF CONVERTIBLE NOTES

     We announced a bond repurchase program for our convertible notes in April 2001. In connection with this program, we repurchased $82.2 million of our 4.5% convertible notes during the second quarter of 2001 for $61.0 million, recognizing a pre-tax gain of $18.6 million. The pre-tax gain of $18.6 million includes the write-off of deferred financing fees of $2.6 million. The timing and amount of any additional repurchases will depend on many factors, including, but not limited to, the prevailing market price of the notes and overall market conditions. We intend to fund additional repurchases of the notes, if any, from available cash, cash equivalents and short-term investments.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations and met our capital requirements since incorporation in 1988 primarily through private and public issuances of equity securities, convertible notes, bank borrowings and cash generated from operations. Our principal sources of liquidity as of June 30, 2001 consisted of $495.9 million in cash, cash equivalents and short-term investments, $51.9 million in long-term investments, $8.0 million available under our working capital line of credit and $2.0 million available under our equipment line of credit provided by Silicon Valley Bank. As of June 30, 2001, we had no outstanding balances under these lines of credit. Pursuant to the working capital and equipment financing agreements with Silicon Valley Bank, we are restricted from further pledging our assets or granting additional security interests in our assets.

     In the first six months of 2001, we recorded a net loss of $8.3 million which was offset by non-cash items of $7.2 million and a net decrease in working capital of $5.6 million, resulting in cash used in operating activities of $6.7 million.

     In the first six months of 2001, we used $14.7 million in investment activities consisting of capital expenditures of $5.8 million, purchase of other investments of $4.7 million and net purchases of held-to-maturity investments of $4.2 million.

     In the first six months of 2001, we used $53.3 million in financing activities consisting of the repurchase of our convertible bonds of $61.0 million offset by proceeds from the exercise of stock options of $7.7 million.

     We believe that existing cash resources will fund necessary purchases of capital equipment and provide adequate working capital at least through June 30, 2002. However, there can be no assurance that events in the future will not require us to seek additional capital and, if so required, that capital will be available on terms favorable or acceptable us, if at all.

RECENT ACCOUNTING PRONOUNCEMENTS

Business Combinations, Goodwill and Other Intangible Assets
-----------------------------------------------------------

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies certain criteria for intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     We are required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

     Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     As of the date of adoption, we expect to have unamortized goodwill and workforce in the amount of $13.6 million which will be subject to Statement 141 and 142. We recorded amortization expense related to goodwill and workforce of $ 0.4 million and $1.2 million for the year ended December 31, 2000 and the six-month period ended June 30, 2001, respectively. At the date of this report, it is not practical to reasonably estimate the impact of adopting these Statements on our financial statements


CERTAIN RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     Our operating results may fluctuate because of a number of factors, many of which are beyond our control. If our operating results are below the expectations of public market analysts or investors, then the market price of our common stock could decline. Some of the factors that affect our quarterly and annual results, but which are difficult to control or predict are:

WE HAVE RECENTLY EXPERIENCED A DECLINE IN NET REVENUES, AND WE EXPECT THAT OUR OPERATING RESULTS WILL FLUCTUATE IN THE FUTURE DUE TO REDUCED DEMAND IN OUR MARKETS

     Due to general economic conditions and slowdowns in purchases of VLSI semiconductor devices, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our operating results will fluctuate substantially in the future. Future fluctuations in operating results may also be caused by a number of factors, many of which are outside our control. Additional factors that could affect our future operating results include the following:

 .    the loss of major customers
 .    variations, delays or cancellations of orders and shipments of our products
 .    reduction in the selling prices of our products
 .    significant changes in the type and mix of products being sold
 .    design changes made by our customers
 .    our failure to manufacture and ship products on time
 .    changes in manufacturing capacity, the utilization of this capacity and manufacturing yields
 .    variations in product and process development costs
 .    changes in inventory levels
 .    expenses or operational disruptions resulting from acquisitions
 .    market acceptance of our and our customer's products
 .    the timing and provisions of pricing protections and returns from our distributors
 .    availability of foundry capacity and raw materials.
 .    cyclicality of the semiconductor industry
 .    our ability of introduce new products and technologies on a timely basis
 .    introduction of products and technologies by our competitors

 .    the timing of our investments in research and development, including tooling expenses associated with product development and preproduction
 .    our customers' practice of buying from a distributor or directly from us,
     and
 .    seasonality of customer buying patterns


     In July 2001, we implemented cost reductions, including a reduction in work force of approximately 10%, to bring our expenses into line with our reduced net revenues expectation. However, we cannot be sure that these measures will be sufficient to offset lower net revenues, and if they are not, our earnings will be adversely affected. In the past, we have recorded significant new product and process development costs because our policy is to expense these costs at the time that they are incurred. We may incur these types of expenses in the future. These additional expenses will have a material and adverse effect on our earnings in future periods. The occurrence of any of the above mentioned factors could have a material adverse effect on our business and on our financial results.

     Our business is characterized by short-term orders and shipment schedules, and customer orders typically can be cancelled or rescheduled without significant penalty to our customer. Because we do not have substantial non-cancelable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially.

     In response to anticipated long lead times to obtain inventory and materials from our foundries, we may order in advance of anticipated customer demand, which might result in excess inventory levels if the expected orders fail to materialize. As a result, we cannot predict the timing and amount of sales to our customers, and any significant downturn in customer demand for our products would reduce our quarterly and our annual operating results. As a result of current and anticipated business conditions, as well as lower than anticipated demand, we recorded a provision for excess inventories during the second quarter of $24.7 million.

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

OUR NET REVENUES AND PROFITS MAY DECREASE IF WE LOSE ANY OF OUR SIGNIFICANT CUSTOMERS

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

     Semiconductor design and process methodologies are subject to rapid technological change and require large expenditures for research and development. We currently manufacture our products using 0.8, 0.5, 0.35 and
0.25 micron Complementary Metal Oxide Semiconductor ("CMOS") processes and a 1.0 micron Bipolar CMOS ("BiCMOS") process. We continuously evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies. We are migrating to a 0.18 micron CMOS process, and we anticipate that we will need to migrate to smaller CMOS processes. Other companies in the industry have experienced difficulty in transitioning to new manufacturing processes and, consequently, have suffered reduced yields or delays in product deliveries. We believe that transitioning our products to smaller geometry process technologies will be important for us to remain competitive, and we cannot be certain that we can make such a transition successfully, if at all, without delay or inefficiencies.

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

OUR NET REVENUES DEPEND ON THE SUCCESS OF OUR CUSTOMERS' PRODUCTS

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

OUR SUCCESS DEPENDS ON THE RATE OF CONTINUED GROWTH OF THE GLOBAL COMMUNICATIONS INFRASTRUCTURE

     We derive virtually all of our net revenues from products for telecommunications and data communications applications. These markets are characterized by the following:

 .    susceptibility to seasonality of customer buying patterns;
 .    general business cycles;
 .    intense competition;
 .    rapid technological change; and
 .    short product life cycles.

     In addition, although the telecommunications and data communications equipment markets have grown rapidly in the last few years, we cannot be certain that these markets will continue to grow at historical rates. We currently are experiencing a significant slowdown in these markets.

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

WE FACE INTENSE COMPETITION IN THE SEMICONDUCTOR MARKET

     The semiconductor industry is intensely competitive and is characterized by the following:

 .    rapid technological change;
 .    general business cycles;
 .    shortage in fabrication capacity;
 .    price erosion;
 .    unforeseen manufacturing yield problems; and
 .    heightened international competition in many markets.

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

THE CYCLICALITY OF THE SEMICONDUCTOR INDUSTRY AFFECTS OUR BUSINESS

     We provide semiconductor devices to the telecommunications and data communications markets. The semiconductor industry is highly cyclical and currently is subject to a significant contraction of the market. These downturns are characterized by:

 .    diminished product demand;
 .    accelerated erosion of average selling prices; and
 .    production over-capacity.

     We may experience substantial fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions, seasonality of customers' buying patterns and other factors. We are currently experiencing a significant slowdown in the semiconductor industry.

WE RELY ON OUTSIDE FABRICATION FACILITIES, AND OUR BUSINESS COULD BE HURT IF OUR RELATIONSHIPS WITH OUR FOUNDRY SUPPLIERS ARE DAMAGED

     We do not own or operate a VLSI circuit fabrication facility. Seven foundries currently supply us with most of our semiconductor device requirements. While we have had good relations with these foundries, we cannot be certain that we will be able to renew or maintain contracts with them or negotiate new contracts to replace those that expire. In addition, we cannot be certain that renewed or new contracts will contain terms as favorable as our current terms. There are other significant risks associated with our reliance on outside foundries, including the following:

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

     We have been, and expect in the future to be, particularly dependent upon a limited number of foundries for our VLSI device requirements. In particular, as of the date of this Form 10-Q, a single foundry manufactures all of our BiCMOS devices. As a result, we expect that we could experience substantial delays or interruptions in the shipment of our products due to the following:

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

OUR FAILURE TO PROTECT OUR PROPRIETARY RIGHTS, OR THE COSTS OF PROTECTING THESE RIGHTS, MAY HARM OUR ABILITY TO COMPETE

     Our success depends in part on our ability to obtain patents and licenses and to preserve other intellectual property rights covering our products and development and testing tools. To that end, we have obtained certain domestic and foreign patents and intend to continue to seek patents on our inventions when appropriate. The process of seeking patent protection can be time consuming and expensive. We cannot ensure the following:

 .    that patents will be issued from currently pending or future applications;
 .    that our existing patents or any new patents will be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us;
 .    that foreign intellectual property laws will protect our foreign intellectual property rights; and
 .    that others will not independently develop similar products, duplicate our products or design around any patents issued to us.

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

OUR BUSINESS COULD BE HARMED IF WE FAIL TO INTEGRATE THE OPERATIONS OF ALACRITY COMMUNICATIONS, INC., ADV ENGINEERING S.A. AND HORIZON SEMICONDUCTORS, INC. ADEQUATELY

     Our management must devote substantial time and resources to the integration of the operations of Alacrity Communications, Inc. ("Alacrity"), which we acquired in August 2000, ADV Engineering S.A. ("ADV"), which we acquired in January 2001, and Horizon Semiconductors, Inc. ("Horizon"), which we acquired in February 2001. The process of integrating research and development initiatives, computer and accounting systems and other aspects of the operations of Alacrity, ADV and Horizon presents a significant challenge to our management. This is compounded by the challenge of simultaneously managing a larger and more geographically dispersed entity. The operations and personnel of Alacrity, ADV and Horizon are located in California, France, and Massachusetts, respectively.

     The transactions with Alacrity, ADV and Horizon present a number of additional difficulties of integration, including:

 .    difficulties in integrating personnel with disparate business backgrounds and cultures;
 .    difficulties in defining and executing a comprehensive product strategy;
     and
 .    difficulties in minimizing the loss of key employees of Alacrity, ADV and
     Horizon.

     If we delay integrating or fail to integrate the Alacrity, ADV and Horizon operations or experience other unforeseen difficulties, the integration process may require a disproportionate amount of our management's attention and financial and other resources. Our failure to address these difficulties adequately could harm our business or financial results, and we could fail to realize the anticipated benefits of the transactions.

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

OUR INTERNATIONAL BUSINESS OPERATIONS EXPOSE US TO A VARIETY OF BUSINESS RISKS

     Foreign markets are a significant part of our net revenues. We expect foreign markets to continue to account for a significant percentage of our net revenues. A significant portion of our net revenues will, therefore, be subject to risks associated with foreign markets, including the following:

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

     Although substantially all of our net revenues to date have been denominated in U.S. dollars, the value of the U.S. dollar in relation to foreign currencies also may reduce our net revenues to foreign customers. To the extent that we expand our international operations or change our pricing practices to denominate prices in foreign currencies, we will expose our margins to increased risks of currency fluctuations. We have assessed the risks related to foreign exchange fluctuations, and have determined at this time that any such risk is not material.

WE HAVE SUBSTANTIALLY INCREASED OUR INDEBTEDNESS

     In the third quarter of 2000, we sold in a private placement $460 million of 4.5% convertible notes due September 12, 2005. As a result, we incurred $460 million of additional indebtedness, substantially increasing our ratio of debt to total capitalization. In April 2001, we adopted a repurchase program for our convertible notes, and we may be repurchasing some of the notes from time to time at varying prices. During the second quarter of 2001, we repurchased $82.2 million of our convertible notes due September 12, 2005. The timing and amount of any additional repurchases will depend on many factors, including, but not limited to, the prevailing market price of the notes and overall market conditions. We intend to fund additional repurchases of the notes, if any, from available cash, cash equivalents and short-term investments.

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

WE MAY NOT BE ABLE TO PAY OUR DEBT AND OTHER OBLIGATIONS

     If our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the notes or our other obligations, we would be in default under the terms thereof, which would permit the holders of the notes to accelerate the maturity of the notes and also could cause defaults under future indebtedness we may incur. Any such default could have a material adverse effect on our business, prospects, financial condition and operating results. In addition, we cannot assure you that we would be able to repay amounts due in respect of the notes if payment of the notes were to be accelerated following the occurrence of an event of default as defined in the indenture. In April 2001, we adopted a repurchase program for our convertible notes, and we may be repurchasing some of the notes from time to time at varying prices. During the three months ended June 30, 2001, we repurchased $82.2 million of our convertible notes due September 12, 2005. The timing and amount of any additional repurchases will depend on many factors, including, but not limited to, the prevailing market price of the notes and overall market conditions. We intend to fund additional repurchases of the notes, if any, from available cash, cash equivalents and short-term investments.

OUR STOCK PRICE IS VOLATILE

     The market for securities for high technology companies, including TranSwitch, has been highly volatile. The market sale price of our common stock has fluctuated between a low of $0.80 and a high of $74.69 during the period from June 19, 1995 to July 31, 2001. The closing price was $8.24 on July 31, 2001. It is likely that the price of the common stock will continue to fluctuate widely in the future. Factors affecting the trading price of our common stock include:

 .    responses to quarter-to-quarter variations in operating results;
 .    announcements of technological innovations or new products by us or our competitors;
 .    current market conditions in the telecommunications and data communications equipment markets (we are currently experiencing a significant downturn); and
 .    changes in earnings estimates by analysts.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. We have no financial instruments that give us exposure to changes in foreign exchange rates or equity prices. We have investments in money market accounts, government securities and commercial paper that earn interest income based on current market rates. As a result, we have interest bearing securities that expose us to interest rate risk. For example, if interest rates were to decrease by one percentage point from their current levels, our potential interest income for the remainder of calendar year 2001 would decrease by approximately $2.7 million, assuming consistent outstanding balances. We have an insignificant amount of net revenues denominated in foreign currencies. A change in foreign currency exchange rates would not result in a significant impact to our financial position, cash flows or results of operations.

     At June 30, 2001, our long-term debt consists of convertible notes with interest at a fixed rate of 4.5%. Consequently, we do not have significant cash flow exposure on our convertible notes. Additionally, the fair value of the convertible notes is subject to significant fluctuation due to their convertibility into shares of TranSwitch common stock. A one percentage point change in the interest rate would not have a material effect on the fair market value of our convertible debt. The fair market value of the convertible notes on June 30, 2001 was approximately $268 million.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

     The Company held its Annual Meeting of Stockholders on May 23, 2001. At the meeting, the stockholders of the Company voted on the following matters:

     1. The election of a Board of Directors for the ensuing year. The number of votes cast for the re-election of each of the directors listed below was as follows:

        Nominee                                  Number of Shares
     -------------                              ------------------
                                              For         Withhold Authority
                                        ----------------  ------------------
     Santanu Das                              78,892,976             646,331
     Alfred R. Boschulte                      78,906,457             632,850
     Erik H. van der Kaay                     78,891,654             647,653
     Gerald F. Montry                         78,900,048             639,259
     James M. Pagos                           78,770,110             769,197
     Albert E. Paladino                       78,769,597             769,710

     2. The selection of KPMG LLP as auditors for the fiscal year ending December 31, 2001 was ratified by the following vote:

                         Number of Shares
                         ----------------
     For                       76,851,402
     Against                    2,665,026
     Abstain                       22,879

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits
          None

     (b)  Reports on Form 8-K
          None

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TRANSWITCH CORPORATION
                                   (Registrant)



Date: August 8, 2001
                                   /s/ Dr. Santanu Das
                                   ------------------------------------------
                                       Dr. Santanu Das
                                       Chairman of the Board,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)



                                   /s/ Peter J. Tallian
                                   -----------------------------------------
                                       Peter J. Tallian
                                       Senior Vice President and Chief
                                       Financial Officer and Treasurer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)