Form 10-K405/A
period 2000-12-31
TRANSWITCH CORP /DE
filed 2001-08-24
CIK 944739

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 Form 10 - K/A
                               (Amendment No. 1)

      [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2000
                     or
      [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X    No
                                        -
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on February 28, 2001, as reported on the Nasdaq National Market, was approximately $1,595,572,812 Shares of Common Stock held by each executive officer and director and by each person who to the Company's knowledge owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Common Stock, par value $.001 per share, outstanding at February 28, 2001:
84,855,227
4 1/2% Convertible Notes due 2005, outstanding at February 28, 2001:
$460,000,000

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the following document are incorporated by reference in Part III of this Form 10-K Report:
     (1) Proxy Statement for Registrant's 2001 Annual Meeting of Shareholders-- Items 10, 11, 12 and 13.
================================================================================

          AMENDED FILING OF FORM 10-K TO CORRECT CERTAIN INFORMATION

         This amendment is being filed for the sole purpose of correcting information contained in Schedule II Valuation and Qualifying Accounts provided as a schedule to Part IV, Item 14 in our Annual Report on Form 10-K for the year ended December 31, 2000 and Exhibit 21.1 Subsidiaries of the Company. The text of Item 14 is replaced in its entirety and the amended Schedule II Valuation and Qualifying Accounts, Independent Auditor's Report, Exhibit 23.1, consent of KPMG LLP, and Exhibit 21.1 Subsidiaries of the Company are filed herewith.

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

10.7 Form of Non-Qualified Stock Option Agreement under the 1995 Non-Employee Director Stock Option Plan of the Company (previously filed as an exhibit to the TranSwitch's Registration Statement on Form S-8 (File No. 33-94324) and incorporated herein by reference).

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

______________
     # Confidential treatment obtained as to certain portions.


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

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TranSwitch has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 24, 2001                            TRANSWITCH CORPORATION


                                           by:   /s/ Dr. Santanu Das
                                               ---------------------
                                           Dr. Santanu Das
                                           Chairman of the Board,
                                           President and Chief Executive Officer

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

Name and Signature                      Title(s)                                      Date
------------------                      --------                                      ----
  /s/ Santanu Das             Chairman of the Board, President,                   August 24, 2001
----------------------
Dr. Santanu Das               and Chief Executive Officer (principal
                              executive officer)


  /s/Peter S. Tallian         Senior Vice President, Chief Financial              August 24, 2001
----------------------
Peter S. Tallian              Officer and Treasurer (principal financial
                              and accounting officer)

*                             Director                                            August 24, 2001
----------------------
Alfred R. Boschulte

*                             Director                                            August 24, 2001
----------------------
Gerald Montry

*                             Director                                            August 24, 2001
----------------------
James M. Pagos

*                             Director                                            August 24, 2001
----------------------
Dr. Albert E. Paladino

*                             Director                                            August 24, 2001
----------------------
Erik Van Der Kaay

* By:  /s/ Santanu Das
      ---------------------
     Santanu Das
     Attorney-in-fact

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                Page
                                                                                                                ----
Independent Auditors' Report................................................................................    F-2
Consolidated Balance Sheets as of December 31, 2000 and 1999................................................    F-3
Consolidated Statements of Income for each of the years in the three-year period ended
   December 31, 2000........................................................................................    F-4
Consolidated Statements of Stockholders' Equity and Comprehensive Income for each of the
   years in the three-year period ended December 31, 2000...................................................    F-5
Consolidated Statements of Cash Flows for each of the years in the three-year period ended
   December 31, 2000........................................................................................    F-6
Notes to Consolidated Financial Statements..................................................................    F-7

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


/s/ KPMG LLP
Stamford, Connecticut
January 18, 2001

                    TRANSWITCH CORPORATION AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                                                      December 31,
                                                                                               --------------------------
                                                                                                 2000               1999
                                                                                                ------             ------
                                    ASSETS
Current assets:
     Cash and cash equivalents...........................................................      $ 507,552          $  55,685
     Short-term investments..............................................................         56,572             20,117
     Accounts receivable, net of allowances of $604 in 2000 and $294 in 1999.............         28,443             13,208
     Inventories.........................................................................         14,898              7,900
     Prepaid expenses and other current assets...........................................          9,360              5,242
                                                                                               ---------          ---------
          Total current assets...........................................................        616,825            102,152
     Long-term investments...............................................................         54,183             36,003
     Property and equipment, net.........................................................         13,464              7,563
     Deferred tax assets.................................................................         22,019             11,624
     Goodwill and purchased intangible assets, net.......................................          8,447                 --
     Deferred financing costs............................................................         15,219                 --
     Other assets........................................................................         11,473              4,725
                                                                                               ---------          ---------
          Total assets...................................................................      $ 741,630          $ 162,067
                                                                                               =========          =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable....................................................................      $   8,393          $   4,297
     Accrued expenses....................................................................          1,599                664
     Accrued compensation................................................................          3,247              1,628
     Sales returns reserve...............................................................          2,600              1,494
     Accrued interest....................................................................          6,207                 --
     Other current liabilities...........................................................          1,600              1,630
                                                                                               ---------          ---------
          Total current liabilities......................................................         23,646              9,713
Long-term lease obligations..............................................................            245                216
Convertible notes........................................................................        460,000                 --
Commitments and contingencies (note 12)..................................................
                                                                                               ---------          ---------
Total liabilities........................................................................        483,891              9,929
                                                                                               ---------          ---------
Stockholders' equity:
     Common stock $.001 par value; authorized 300,000,000 shares at December 31,
        2000 and 100,000,000 shares at December 31, 1999; issued and outstanding
        83,500,125 shares at December 31, 2000 and 79,038,312 shares at December 31,
        1999 ............................................................................             84                 79
     Additional paid-in capital..........................................................        217,455            150,151
     Accumulated other comprehensive loss................................................           (225)              (162)
     Retained earnings...................................................................         40,425              2,070
                                                                                               ---------          ---------
          Total stockholders' equity.....................................................        257,739            152,138
                                                                                               ---------          ---------
          Total liabilities and stockholders' equity.....................................      $ 741,630          $ 162,067
                                                                                               =========          =========

         See accompanying notes to consolidated financial statements.

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)

                                                                                         Years ended December 31,
                                                                                    ----------------------------------
                                                                                      2000         1999        1998
                                                                                    ---------    ---------   ---------
Net revenues ................................................................       $ 155,083    $  73,533   $  45,993
Cost of revenues.............................................................          46,147       25,210      17,274
                                                                                    ---------    ---------   ---------
Gross profit.                                                                         108,936       48,323      28,719
                                                                                    ---------    ---------   ---------
Operating expenses:
     Research and development................................................          24,221       14,543      11,500
     Marketing and sales.....................................................          20,518       12,098       8,824
     General and administrative..............................................           5,634        3,865       2,875
     Amortization of goodwill and Purchased intangible assets................             384           --          --
     In-process research and development.....................................           2,800           --          --
     Merger cost.............................................................           1,163           --          --
                                                                                    ---------    ---------   ---------
          Total operating expenses...........................................          54,720       30,506      23,199
                                                                                    ---------    ---------   ---------
Operating income.............................................................          54,216       17,817       5,520
Interest income (expense):
     Interest income.........................................................          15,994        4,740       1,167
     Interest expense........................................................          (7,472)         (35)       (143)
                                                                                    ---------    ---------   ---------
          Interest income, net...............................................           8,522        4,705       1,024
                                                                                    ---------    ---------   ---------
Income before income taxes...................................................          62,738       22,522       6,544
Income tax expense (benefit).................................................          24,383       (2,812)        387
                                                                                    ---------    ---------   ---------
Net income..                                                                        $  38,355    $  25,334   $   6,157
                                                                                    =========    =========   =========
Basic earnings per share (note 11)...........................................       $    0.47    $    0.33   $    0.10
                                                                                    =========    =========   =========
Diluted earnings per share (note 11).........................................       $    0.44    $    0.31   $    0.09
                                                                                    =========    =========   =========

         See accompanying notes to consolidated financial statements.

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                       (in thousands, except share data)

                                                                                               Accumulated    Retained
                                                                                               -----------    --------
                                                                    Convertible   Additional      other       earnings
                                                                    -----------   ----------      -----       --------
                                                                     preferred      paid-in   comprehensive (accumulated
                                                                     ---------      -------   ------------- ------------
                                                    Common stock       stock        capital   income (loss)  deficit)       Total
                                                --------------------   -----        -------   -------------  --------     ---------
                                                  Shares     Amount
                                                ----------  --------
Balance at December 31, 1997................... 55,937,604  $     56  $  14,357   $    45,942   $     (80) $  (29,421)   $   30,854

Comprehensive income:
  Net income...................................                                                                 6,157         6,157
  Currency translation adjustment..............                                                        54                        54
                                                                                                ---------                ----------
    Total comprehensive income.................                                                                               6,211
                                                                                                                         ----------
Shares of Common stock issued under stock
  option and stock purchase plans..............  3,516,680         3                    3,876          --                     3,879
Deemed dividend on convertible preferred
  stock........................................         --        --        143          (143)         --                        --
Issuance costs for convertible preferred
  stock........................................         --        --         --           (75)         --                       (75)
Shares of Common stock issued upon
  conversion of preferred stock................  7,104,490         7    (14,500)       14,495          --                         2
Compensation related to issuance of stock
  options......................................         --        --         --           384          --                       384
                                                ----------  --------  ---------   -----------   ---------  ----------    ----------
Balance at December 31, 1998................... 66,558,774        66         --        64,479         (26)    (23,264)       41,255
                                                ----------
Comprehensive income:
  Net income...................................                                                                25,334        25,334
  Currency translation adjustment..............                                                      (136)                     (136)
                                                                                                ---------                ----------
    Total comprehensive income.................                                                                              25,198
                                                                                                                         ----------
Shares of Common stock issued under stock
  option and stock purchase plans..............  3,682,038         4         --         7,101          --                     7,105
Shares of Common stock issued in
  connection with follow-on public offering,
  net of issuance costs........................  8,797,500         9         --        68,172          --                    68,181
Tax benefit from employee stock options........         --        --         --         8,266          --                     8,266
Reversal of deferred tax asset valuation
  allowance relating to tax benefits on stock
  options......................................         --        --         --         2,000          --                     2,000
Compensation related to issuance of stock
  options......................................         --        --         --           133          --                       133
                                                ----------  --------  ---------   -----------   ---------  ----------    ----------
Balance at December 31, 1999................... 79,038,312        79         --       150,151        (162)      2,070       152,138

Comprehensive income:
  Net income...................................                                                                38,355        38,355
  Currency translation adjustment..............                                                       (63)                      (63)
                                                                                                ---------                ----------
    Total comprehensive income.................                                                                              38,292
                                                                                                                         ----------
Shares of Common stock issued under stock
  option and stock purchase plans..............  4,194,977         5         --        21,418          --                    21,423
Shares of Common stock issued to acquire
  Alacrity Communications, Inc.................    266,836        --                   10,657          --          --        10,657
Tax benefit from exercise of employee stock
  options......................................         --        --         --        35,229          --                    35,229
                                                ----------  --------  ---------   -----------   ---------  ----------    ----------
Balance at December 31, 2000................... 83,500,125  $     84  $      --   $   217,455   $    (225) $   40,425    $  257,739
                                                ==========  ========  =========   ===========   =========  ==========    ==========

         See accompanying notes to consolidated financial statements.

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                         Years ended December 31,
                                                                                      -----------------------------
                                                                                        2000        1999      1998
                                                                                     ----------- --------- ----------
Cash flows from operating activities:
     Net income....................................................................  $   38,355  $  25,334  $   6,157
     Adjustments required to reconcile net income to cash flows provided by operating activities, net of effects of purchase of Alacrity:
          Depreciation and amortization............................................       6,496      3,494      2,702
          Bad debt expense.........................................................         500         47         50
          Deferred income taxes....................................................       1,274     (5,043)      (167)
          Other non-cash items.....................................................         165         --         --
          Stock compensation expense...............................................          65        133        384
          Purchased in-process research and development............................       2,800         --         --
          Changes in assets and liabilities:
               (Increase) in accounts receivable...................................     (15,735)    (5,239)    (3,161)
               (Increase) in inventories...........................................      (6,998)    (2,424)      (664)
               (Increase) in prepaid expenses and other assets.....................      (2,634)    (1,541)      (873)
               Increase in accounts payable........................................       3,661      1,294      1,530
               Increase in accrued expenses and other liabilities..................      31,112      1,753        859
                                                                                     ----------  ---------  ---------
                    Total adjustments..............................................      20,706     (7,526)       660
                                                                                     ----------  ---------  ---------
                    Net cash provided by operating activities......................      59,061     17,808      6,817
                                                                                     ----------  ---------  ---------
Cash flows from investing activities:
     Purchase of product licenses..................................................        (500)    (1,000)      (550)
     Capital expenditures..........................................................     (10,481)    (5,053)    (3,057)
     Purchases of other investments................................................      (6,505)    (2,499)        --
     Purchases of held-to-maturity investments.....................................    (256,858)   (98,855)    (6,405)
     Proceeds from maturity of investments.........................................     202,223     45,688      4,562
     Cash acquired in acquisition..................................................          90         --         --
                                                                                     ----------  ---------  ---------
                    Net cash (used in) investing activities........................     (72,031)   (61,719)    (5,450)
                                                                                     ----------  ---------  ---------
Cash flows from financing activities:
     Proceeds from issuance of convertible debt, net of issuance costs.............     443,694         --         --
     Payments on product license obligations.......................................          --       (303)    (1,045)
     Proceeds from the exercise of stock options...................................      21,423      7,105      3,879
     Payments on lease obligations.................................................        (280)      (337)      (237)
     Proceeds from the issuance of common stock, net of issuance costs.............          --     68,181         --
     Issuance costs in connection with convertible preferred stock offering........          --         --        (73)
                                                                                     ----------  ---------  ---------
                    Net cash provided by financing activities......................     464,837     74,646      2,524
                                                                                     ----------  ---------  ---------
Increase (decrease) in cash and cash equivalents...................................     451,867     30,735      3,891
Cash and cash equivalents at beginning of year.....................................      55,685     24,950     21,059
                                                                                     ----------  ---------  ---------
Cash and cash equivalents at end of year...........................................  $  507,552  $  55,685  $  24,950
                                                                                     ==========  =========  =========

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

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

              (in thousands, except share and per share amounts)

Fair Value of Financial Instruments

     The carrying amounts for cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value because of their short maturities. The fair values of investments and convertible notes are determined using quoted market prices for those securities or similar financial instruments. The fair value of our convertible notes at December 31, 2000 was approximately $400 million.

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

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

              (in thousands, except share and per share amounts)

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

Investments in Non-Public Companies

     We have certain minority investments in non-publicly traded companies in which we have less than 20 percent of the voting rights and in which we do not exercise significant influence. These investments are included in Other Assets on our Consolidated Balance Sheets and are carried at cost. We monitor these investments for impairment and make appropriate reductions in carrying values when necessary.

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

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

              (in thousands, except share and per share amounts)

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

Earnings Per Share

Basic earnings per share are based upon the weighted average common shares outstanding during the period. Diluted earnings per share assume exercise of stock options outstanding and full conversion of convertible notes into common stock at the beginning of the period or the date of issuance, if later, unless they are antidilutive.

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

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

              (in thousands, except share and per share amounts)


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

     Our historical results of operations and the historical results of operations of Easics NV prior to the consummation of the merger are summarized below:

                                                     Four months                       Years ended
                                                     -----------                       -----------
                                                   ended April 30,                     December 31,
                                                   ---------------                     ------------
                                                         2000                   1999                  1998
                                                     -----------             -----------          -----------
                                                                         (unaudited)
Net revenues:
     TranSwitch................................      $    37,743             $    71,407          $    44,169
     Easics NV.................................              635                   2,126                1,824
                                                     -----------             -----------          -----------
          Combined.............................      $    38,378             $    73,533          $    45,993
Net income:
     TranSwitch................................      $     9,353             $    25,154          $     6,003
     Easics NV.................................               62                     180                  154
                                                     -----------             -----------          -----------
          Combined.............................      $     9,415             $    25,334          $     6,157

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

                    TRANSWITCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
              (in thousands, except share and per share amounts)

     The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Alacrity have been included in our consolidated financial statements from August 1, 2000. The allocation of purchase price among tangible and intangible assets acquired and liabilities assumed was as follows:

     Tangible assets...........................................................................           $    359
     Intangible assets:
     Goodwill..................................................................................              8,477
     Assembled workforce.......................................................................                350
     In process research and development (IPR&D)...............................................              2,800
     Liabilities...............................................................................               (697)
                                                                                                          --------
     Total purchase price......................................................................           $ 11,289
                                                                                                          ========


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

     The significant assumptions used in determining the valuation of the IPR&D are as follows:

     .  Net cash inflows are anticipated to commence in 2002;

     .  Risk adjusted discount rate applied to cash flows of 30%; and

     . No anticipated material changes from historical pricing margin and expense elevels.

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

                                                                                     2000               1999
                                                                                 ----------            -------
     Net income............................................................      $   36,300             21,771
     Basic earnings per share..............................................      $     0.44               0.28
     Diluted earnings per share............................................      $     0.41               0.27

                    TRANSWITCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
              (in thousands, except share and per share amounts)

(3)   Investments

      The following table summarizes our investments in securities at December 31, 2000 and 1999:

                                                                                          Gross
                                                                                          -----
                                                                           Amortized     urealized
                                                                           ---------     ---------
                                                                             cost         (losses)       Fair value
                                                                             ----         --------       ----------
     Money market & certificates of deposit..........................       $     748        $   --        $     748
     U.S. government & agency obligations............................         499,420          (502)         498,918
     Corporate bonds & commercial paper..............................          81,304          (167)          81,137
                                                                            ---------        ------        ---------
               Total at December 31, 2000............................       $ 581,472        $ (669)       $ 580,803
                                                                            =========        ======        =========
     Reported as:
          Cash equivalents...........................................       $ 470,717
          Short-term investments.....................................          56,572
          Long-term investments......................................          54,183
                                                                            ---------
               Total at December 31, 2000............................       $ 581,472
                                                                            =========

                                                                              Gross        Gross
                                                                              -----        -----
                                                              Amortized    Unrealized    Unrealized     Fair
                                                              ---------    ----------    ----------     -----
                                                                Cost          Gains      (Losses)       Value
                                                                -----         -----      --------       -----
Money market & certificates of deposit......................     $   5,756   $     6     $    --       $   5,762
U.S. government & agency obligations........................        12,343        --         (75)         12,268
Corporate bonds & commercial paper..........................        82,412        --        (255)         82,157
                                                                 ---------   -------     -------       ---------
          Total at December 31, 1999........................     $ 100,511   $     6     $  (330)      $ 100,187
                                                                 =========   =======     =======       =========
Reported as:
     Cash equivalents.......................................     $  44,391
     Short-term investments.................................        20,117
     Long-term investments..................................        36,003
                                                                 ---------
               Total at December 31, 1999...................     $ 100,511
                                                                 =========

(4)   Inventories

     The components of inventories at December 31, 2000 and 1999 follow:

                                                                                   December 31,
                                                                                ------------------
                                                                          2000                      1999
                                                                        --------                  --------
Raw materials...............................................            $  1,414                  $  1,017
Work in process.............................................               4,130                     1,121
Finished goods..............................................               9,354                     5,762
                                                                        --------                  --------
Total inventories...........................................            $ 14,898                  $  7,900
                                                                        ========                  ========

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

              (in thousands, except share and per share amounts)

(5)  Property and Equipment, Net

     The components of property and equipment, net at December 31, 2000 and 1999 follow:

                                                                           Estimated
                                                                           ---------
                                                                             Useful
                                                                             ------
                                                                              Lives               December 31,
                                                                             -------            ----------------
                                                                              2000              1999         1998
                                                                           ----------         -------      -------
     Purchased computer software.......................................      3 years         $  10,071    $   6,902
     Equipment.........................................................     3-7 years           13,221        8,187
     Semiconductor tooling.............................................      3 years             1,232        1,077
     Furniture.........................................................     3-7 years            2,741        1,651
     Leasehold improvements............................................    Lease term*           1,394          563
     Construction in progress..........................................                            737          321
                                                                                             ---------    ---------
     Gross property and equipment......................................                         29,396       18,701
     Less accumulated depreciation and amortization....................                        (15,932)     (11,138)
                                                                                             ---------    ---------
     Property and equipment, net.......................................                      $  13,464    $   7,563
                                                                                             =========    =========

     . Shorter of estimated useful life or lease term.


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

              (in thousands, except share and per share amounts)

Enterprise-wide Information

     Enterprise-wide information provided on geographic net revenues is based on the ordering location of our customer. Long-lived asset information is based on the physical location of the assets. The following tables present net revenues and long-lived assets information for geographic areas:

                                                                           Years ended December 31,
                                                                           ------------------------
                                                                  2000               1999              1998
                                                                --------           -------            -------
     Net revenues:
          United States...................................       $84,517           $50,334            $23,803
          Israel..........................................         7,520             2,937              5,961
          China...........................................        15,150             2,358              7,175
          Other areas.....................................        47,896            17,904              9,054
                                                                --------           -------            -------
               Total......................................      $155,083           $73,533            $45,993
                                                                ========           =======            =======

                                                                                 December 31,
                                                                                 ------------
                                                                   2000             1999                1998
                                                                --------           -------            -------
     Long-lived assets:
          United States...................................      $ 28,524           $ 8,841            $ 4,926
          Foreign countries...............................         3,093             1,767              1,040
                                                                --------           -------            -------
               Total......................................      $ 31,617           $10,608            $ 5,966
                                                                ========           =======            =======

Information about Major Customers

     The percentage of net revenues attributable to our significant customers and distributors for the years ended December 31, 2000, 1999 and 1998 follow:

                                                                                  Years ended December 31,
                                                                                  ------------------------
                                                                              2000           1999        1998
                                                                              ----           ----        ----
     Insight Electronics, Inc.(1)(2)....................................       32%            33%         19%
     Coltek Technology(1)...............................................        *              *          14%
     Tellabs Operations, Inc.(1)(2)(3)..................................       16%            13%         20%
     Lucent Technologies, Inc.(1)(3)(4).................................       11%            16%          *
     Nortel Networks Corporation(2)(3)..................................        *             13%          *
     Unique Memec(1)....................................................       16%             *           *
     Arrow Electronics, Inc.(2).........................................        *             18%         16%

__________
(1) Insight Electronics, Coltek Technology (formerly Columbia Technology) and Unique Memec are distributors of our products to various end-users. In 2000 and 1999, a portion of Lucent Technologies' purchases were shipped through Insight Electronics. In 2000, a portion of Tellabs Operations' purchases were shipped through Insight Electronics.
(2) Our sales to Tellabs Operations during 2000 and 1999 were made through Arrow Electronics and Insight Electronics, both of which also shipped products to Nortel Networks. Sales to Tellabs Operations through Arrow Electronics during 1998 represented 16% of our net revenues. During 1998, sales to Tellabs Operations were made through Reptron Electronics and Arrow Electronics, both Tellabs Operations' designated distributors.
(3) Represents total shipments, including those made directly and those made through distributors.
(4) Includes sales to Ascend Communications, which was acquired by Lucent Technologies during 1999. This percentage represents total shipments, including those made directly and those made through distributors.
 *   Revenues were less than 10% of our net revenues in these years.

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

              (in thousands, except share and per share amounts)

(7)  Income Taxes

     The components of 2000, 1999 and 1998 income before income taxes are as follows:

                                                                              Years ended December 31,
                                                                              ------------------------
                                                                        2000            1999             1998
                                                                      -------          -------          ------
     U.S. domestic income........................................     $62,085          $22,262          $6,287
     Foreign income..............................................         653              260             257
                                                                      -------          -------          ------
     Income before income taxes..................................     $62,738          $22,522          $6,544
                                                                      =======          =======          ======

     The provision (benefit) for income taxes is comprised of the following:

                                                                            Years ended December 31,
                                                                            ------------------------
                                                                   2000               1999             1998
                                                                  -------            -------          ------
     Federal income taxes
          Current...........................................      $19,638            $ 1,581            $161
          Deferred..........................................        1,184             (4,682)           (161)
     State income taxes
          Current...........................................        3,210                434             252
          Deferred..........................................           90               (263)             --
     Foreign income taxes
          Current...........................................          261                216             141
          Deferred..........................................           --                (98)             (6)
                                                                  -------            -------            ----
     Income taxes...........................................      $24,383            $(2,812)           $387
                                                                  =======            =======            ====

     The following table summarizes the differences between the U.S. federal statutory rate and our effective tax rate for financial statement purposes for the years ended December 31, 2000, 1999 and 1998:

                                                                                 Years ended December 31,
                                                                                 ------------------------
                                                                              2000           1999          1998
                                                                              ----           ----          ----
     U.S. federal statutory tax rate..................................        35.0 %         35.0 %        34.0 %
     State taxes......................................................         3.4            0.8           4.0
     Utilization of net operating losses (NOL)........................          --             --         (34.4)
     In-process research and development..............................         1.6             --            --
     Foreign sales corporation benefit................................        (1.9)            --            --
     Change in valuation allowance....................................          --          (48.2)           --
     Permanent differences and other..................................         0.8           (0.1)          2.3
                                                                             -----         ------         -----
     Effective income tax rate........................................        38.9 %        (12.5) %        5.9 %
                                                                             =====         ======         =====

     The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

              (in thousands, except share and per share amounts)

                                                                                           2000           1999
                                                                                         ---------       -------
     Deferred tax assets:
          Property and equipment.....................................................    $     302       $   295
          Nondeductible reserves.....................................................        3,776         2,332
          Net operating losses.......................................................       19,306         9,215
          Research and development credit............................................        3,158         2,599
          Other......................................................................           64           412
                                                                                         ---------       -------
          Total gross deferred tax assets............................................       26,606        14,853
          Less valuation allowance...................................................         (833)         (833)
                                                                                         ---------       -------
          Net deferred tax assets....................................................       25,773        14,020
                                                                                         ---------       -------
          Deferred tax liabilities:
               Product license.......................................................          (62)          (62)
               Other.................................................................            0             0
                                                                                         ---------       -------
          Total gross deferred tax liabilities.......................................          (62)          (62)
          Total deferred taxes, net of valuation allowance...........................    $  25,711       $13,958
                                                                                         =========       =======

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



     Information regarding our stock options is set forth as follows:

                                                                            Number            Weighted average
                                                                            -----             ----------------
                                                                         of options            exercise price
                                                                         ----------            --------------
                                                                        outstanding               per share
                                                                       -------------              ---------
     Outstanding at December 31, 1997................................      9,766,422              $    1.27
          Granted....................................................      7,250,686                   3.11
          Exercised..................................................     (3,414,888)                  1.09
          Canceled...................................................       (692,790)                  1.75
                                                                          ----------              ---------
     Outstanding at December 31, 1998................................     12,909,430              $    2.65
          Granted....................................................      5,470,116                  11.54
          Exercised..................................................     (3,643,948)                  1.83
          Canceled...................................................       (915,526)                  4.54
                                                                          ----------              ---------
     Outstanding at December 31, 1999................................     13,820,072              $    8.76
          Granted and assumed........................................      6,442,610                  33.55
          Exercised..................................................     (4,173,771)                  5.04
          Canceled...................................................       (255,034)                 13.64
                                                                          ----------              ---------
     Outstanding at December 31, 2000................................     15,833,877              $   25.45
                                                                          ==========              =========

     The Company has, in connection with the acquisitions of various companies, assumed the stock option plans of each acquired company, and the related options are included in the preceding table.

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

              (in thousands, except share and per share amounts)

     Options outstanding and exercisable at December 31, 2000 are as follows:

                                                       Options outstanding                             Options exercisable
                                                       -------------------                             -------------------
                                                            Weighted
                                                            --------
                                                             average             Weighted                             Weighted
                                                             -------             --------                             --------
                                                            remaining             average                              average
                                                            ---------             -------                              -------
           Range of                       Number           contractual           exercise            Number           exercise
           --------                       ------           -----------           --------            ------           --------
       exercise prices                outstanding             life                 price           exercisable          price
       -----------------              ------------            ----                 -----           ------------         -----
$  0.92 to  1.90...............          964,745              6.14              $   1.33             848,453         $   1.32
   2.06 to  3.92...............        3,692,178              6.98                  2.86           2,143,434             2.79
   4.02 to  7.48...............          617,453              7.49                  5.79             209,363             5.47
   8.18 to 12.92...............        2,863,533              7.53                  9.36             860,016             9.49
  13.90 to 16.76...............        1,118,112              5.71                 15.51             227,562            15.45
  16.92 to 19.92...............        1,837,656              5.70                 19.53             445,327            19.38
  20.26 to 24.88...............          330,550              5.77                 21.62              43,200            21.02
  27.44 to 32.94...............        1,302,850              6.33                 29.56              24,250            30.61
  33.08 to 39.94...............        1,453,800              6.45                 36.86                  --               --
  40.26 to 49.75...............          631,700              6.36                 43.32                  --               --
  50.08 to 59.44...............          956,000              6.62                 52.69                  --               --
  61.88 to 74.31...............          65,3000              6.77                 66.96                  --               --
                                      ----------              ----              --------           ---------         --------
$  0.92 to 74.31...............       15,833,877              6.49              $  25.45           4,801,605         $  13.19
                                      ==========              ====              ========           =========         ========

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

                                                                        2000            1999            1998
                                                                        ----            ----            ----
     Risk-free interest rate......................................       5.1%            6.7%            5.2%
     Expected life in years.......................................       3.0             3.2             4.1
     Expected volatility..........................................      85.8%           73.0%           68.9%
     Expected dividend yield......................................        --              --              --

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

     For purposes of pro forma disclosures, the estimated fair value of the above stock-based awards is amortized to expense over the awards' vesting period. Our pro forma information is as follows:

                                                                                 Years ended December 31,
                                                                              -----------------------------
                                                                              2000           1999         1998
                                                                            --------       --------     --------
     Net income--pro forma................................................  $ (4,113)      $ 13,254     $  1,338
     Basic earnings (loss) per share--pro forma...........................     (0.05)          0.17         0.02
     Diluted earnings (loss) per share--pro forma.........................     (0.05)          0.16         0.02

     The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

In connection with stock options granted from January 1, 1995 through March 31, 1995, we recorded deferred compensation expense of $618 for the excess of the deemed value for accounting purposes of the Common Stock issuable upon exercise of such stock options over the aggregate exercise price of such options. We recorded compensation expense over the applicable vesting periods (primarily four years). We recorded compensation expense for these options of $77 for the year ended December 31, 1999 and $155 for the year ended December 31, 1998. The value of the deferred compensation was fully amortized as of December 31, 1999.


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

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

              (in thousands, except share and per share amounts)

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


(11) Earnings Per Share

     Basic earnings per share for the years ended December 31, 2000, 1999 and 1998 follows:

                                                                                  Years ended December 31,
                                                                                  ------------------------
                                                                              2000           1999         1998
                                                                            --------       --------     --------
     Net income.........................................................    $ 38,355       $ 25,334     $  6,157
     Weighted average shares (in thousands).............................      81,681         76,676       63,174
     Basic earnings per share...........................................    $   0.47       $   0.33     $   0.10

     Diluted earnings per share for the years ended December 31, 2000, 1999, and 1998 follows:

                                                                                           Years ended December 31,
                                                                                           ------------------------
                                                                                       2000           1999         1998
                                                                                     --------       --------     --------
     Net income..................................................................    $ 38,355       $ 25,334     $  6,157
                                                                                     ========       ========     ========
     Weighted average common shares outstanding for the period
        (in thousands)...........................................................      81,681         76,676       63,174
     Stock options, net of assumed treasury share repurchases (in
        thousands)...............................................................       5,878          4,920        4,308
                                                                                     --------       --------     --------
     Adjusted weighted average shares outstanding for the period
        (in thousands)...........................................................      87,559         81,596       67,482
                                                                                     ========       ========     ========
     Diluted earnings per share..................................................    $   0.44       $   0.31     $   0.09
                                                                                     ========       ========     ========

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

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

              (in thousands, except share and per share amounts)


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

Development Agreements

From time to time, we have entered into agreements with third parties for the development and/or licensing of products for its manufacture and sale, or the licensing of technology that we may use in the manufacture of products, for which royalties are paid based upon actual sales of these products. We recognized royalty expense of $185 in 2000, $612 in 1999 and $594 in 1998 under these agreements. These amounts are included in Cost of Revenues in the Consolidated Statements of Income.

Lease Agreements

     Total rental expense under all operating lease agreements aggregated $1,284 in 2000, $1,153 in 1999 and $838 in 1998. Future minimum operating lease commitments that have remaining, non-cancelable lease terms in excess of one year at December 31, 2000 follow:

     2001..............................................................   $2,305
     2002..............................................................    2,270
     2003..............................................................    1,875
     2004..............................................................      983
     2005..............................................................      874
     Thereafter........................................................      947
                                                                          ------
                                                                          $9,254
                                                                          ======

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

              (in thousands, except share and per share amounts)

(13) Supplemental Cash Flow Information

     The following represents supplemental cash flow information:

                                                                                             2000      1999      1998
                                                                                           --------  --------  --------
     Cash paid for interest.............................................................   $     24        62       129
     Cash paid for income taxes.........................................................   $  1,276       669       355

     The following represents a supplemental schedule of non-cash investing and financing activities:

                                                                                             2000      1999      1998
                                                                                           --------  --------  --------
     Tax benefit realized from the exercise of stock options............................   $ 35,229     8,266        --
     Capital lease obligations in connection with property and equipment................   $    340        --       547

(14) Quarterly Information (Unaudited)

                                                          First        Second      Third       Fourth
                                                          -----        ------      -----       ------
                                                         Quarter       Quarter     Quarter     Quarter        Year
                                                         -------       -------     -------     -------        ----
Year ended December 31, 2000
Net revenues......................................       $ 27,359      34,072      42,600      51,052       155,083
Cost of revenues..................................          8,777      10,412      12,506      14,452        46,147
Net income........................................          6,478       7,949       9,135      14,793        38,355
Net income per common share:
     Basic........................................       $   0.08        0.10        0.11        0.18          0.47
     Diluted......................................       $   0.07        0.09        0.11        0.17          0.44
Common dividends per share........................             --          --          --          --            --
Market price of common stock
     High.........................................       $  67.25       48.75       67.86       74.69         74.69
     Low..........................................       $  19.21       22.56       33.19       24.50         19.21
Year ended December 31, 1999
Net revenues......................................       $ 14,933      16,459      19,044      23,097        73,533
Cost of revenues..................................          5,371       5,796       6,516       7,527        25,210
Net income........................................          3,259       4,566       9,957       7,552        25,334
Net income per common share:
     Basic........................................       $   0.04        0.06        0.13        0.10          0.33
     Diluted......................................       $   0.04        0.05        0.12        0.09          0.31
Common dividends per share........................             --          --          --          --            --
Market price of common stock
     High.........................................       $  10.61       15.88       21.67       24.20         24.20
     Low..........................................       $   6.61        7.78       13.42       12.40          6.61

The Board of Directors
TranSwitch Corporation:

The audits referred to in our report dated January 18, 2001 included the related financial statement schedule for each of the years in the three-year period ended December 31, 2000, included in the TranSwitch Corporation 2000 Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
March 30, 2001

                                                                     Schedule II
                            TranSwitch Corporation
                       Valuation and Qualifying Accounts
                                (in thousands)

                                                                     Additions
                                                                     ---------
                                            Balance at       Charges to       Charges                          Balance
                                             Beginning       Costs and        to Other                          at End
Description                                  of Period        Expenses        Accounts       Deductions       of Period
-----------                                  ---------        --------        --------       ----------       ---------
Year ended December 31, 2000
Allowance for losses on:
     Accounts receivable                  $        294    $        500    $          -     $       (190)   $        604
     Inventory                                   1,519             825               -             (553)          1,791
     Sales returns and allowance                 1,494           9,017          (1,275)          (8,186)          1,050
     Stock rotation                                  -           2,839           1,275           (2,564)          1,550
     Warranty                                      425             200               -             (121)            504
Deferred tax valuation allowance                   833               -               -                -             833
                                          ------------    ------------    ------------     ------------    ------------
                                          $      4,565    $     13,381    $          -     $    (11,614)   $      6,332
                                          ============    ============    ============     ============    ============

Year ended December 31,1999:
Allowance for losses on:
     Accounts receivable                  $        261    $         47    $          -     $        (14)   $        294
     Inventory                                   1,543             539               -             (563)          1,519
     Sales returns and allowance                 1,049           5,977               -           (5,532)          1,494
     Warranty                                      661              61               -             (297)            425
Deferred tax valuation allowance                14,825               -               -          (13,992)            833
                                          ------------    ------------    ------------     ------------    ------------
                                          $     18,339    $      6,624    $          -     $    (20,398)   $      4,565
                                          ============    ============    ============     ============    ============

Year ended December 31,1998:
Allowance for losses on:
     Accounts receivable                  $        218    $         50    $          -     $         (7)   $        261
     Inventory                                   1,278             503               -             (238)          1,543
     Sales returns and allowance                   649           2,053               -           (1,653)          1,049
     Warranty                                      532             628               -             (499)            661
Deferred tax valuation allowance                14,867               -               -              (42)         14,825
                                          ------------    ------------    ------------     ------------    ------------
                                          $     17,544    $      3,234    $          -     $     (2,439)   $     18,339
                                          ============    ============    ============     ============    ============