Form 10-Q
period 2001-09-30
TRANSWITCH CORP /DE
filed 2001-11-13
CIK 944739

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10 - Q


     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               for the quarterly period ended September 30, 2001
                                       or
     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          for the transition period from ____________ to ____________

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

                           Telephone (203) 929-8810

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       ------   -------

Common stock, par value $.001 per share, outstanding at November 1, 2001:
91,435,652 shares.

4 1/2% convertible note due September 12, 2005 outstanding at November 1, 2001:
$314,050,000.

                             TranSwitch Corporation

                                   FORM 10-Q

                    For the Quarter Ended September 30, 2001


                               Table of Contents


PART I.   FINANCIAL INFORMATION                                            Page
                                                                           ----
     Item 1.  Financial Statements

             Consolidated Balance Sheets as of
             September 30, 2001 (Unaudited) and
             December 31, 2000                                               3

             Unaudited Consolidated Statements of
             Operations for the Three and Nine
             Months ended September 30, 2001 and 2000                        4

             Unaudited Consolidated Statements of
             Cash Flows for the Nine Months ended
             September 30, 2001 and 2000                                     5

             Notes to Unaudited Consolidated Financial Statements           6-13


     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      14

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk     36


PART II.  OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds                      37

     Item 6.  Exhibits and Reports on Form 8-K                             37-39

SIGNATURES                                                                   39

                           TranSwitch Corporation
                          Consolidated Balance Sheets
                                (in thousands)

                                                                           (Unaudited)
                                                                          September 30,            December 31,
                                                                              2001                     2000
                                                                     ---------------------     ---------------------
                    Assets
Current assets:
     Cash and cash equivalents                                            $        347,156         $         507,552
     Short-term investments                                                         77,832                    56,572
     Accounts receivable, net                                                        3,098                    28,443
     Inventories                                                                    20,719                    14,898
     Prepaid expenses and other current assets                                      10,198                     9,360
                                                                     ---------------------     ---------------------
               Total current assets                                                459,003                   616,825
                                                                     ---------------------     ---------------------

Long-term investments                                                               37,138                    54,183
Property and equipment, net                                                         19,818                    13,464
Deferred income tax assets                                                          42,249                    22,019
Goodwill and purchased intangible assets, net                                       30,969                     8,447
Other assets                                                                        20,878                    26,692
                                                                     ---------------------     ---------------------
               Total assets                                               $        610,055         $         741,630
                                                                     =====================     =====================
          Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                                     $          2,295         $           8,393
     Accrued expenses                                                                8,613                     1,599
     Accrued compensation and benefits                                               2,035                     3,545
     Accrued sales returns                                                           2,930                     2,600
     Accrued interest                                                                3,731                     6,207
     Other current liabilities                                                       1,715                     1,302
                                                                     ---------------------     ---------------------
               Total current liabilities                                            21,319                    23,646

Long-term lease obligations                                                            221                       245
Convertible notes                                                                  314,050                   460,000
                                                                     ---------------------     ---------------------
               Total liabilities                                                   335,590                   483,891
                                                                     ---------------------     ---------------------

Stockholders' equity:
Common stock, $.001 par value; authorized 300,000,000
 shares; issued and outstanding: 91,433,252 shares at
 September 30, 2001 and 83,500,125 shares at December 31,
 2000                                                                                   91                        84
Additional paid-in capital                                                         268,912                   217,455
Accumulated other comprehensive loss                                                  (224)                     (225)
Retained earnings                                                                    9,897                    40,425
Less, 1,010,000 shares of common stock in treasury, at cost                         (4,211)                        -
                                                                      ---------------------     ---------------------
               Total stockholders' equity                                          274,465                   257,739
                                                                     ---------------------     ---------------------
               Total liabilities and stockholders' equity                 $        610,055         $        $741,630
                                                                     =====================     =====================

     See accompanying notes to unaudited consolidated financial statements.

                            TranSwitch Corporation
                     Consolidated Statements of Operations
                                  (unaudited)
                                (in thousands)

                                                           Three Months Ended                    Nine Months Ended
                                                              September 30,                         September 30,
                                                         2001              2000               2001               2000
                                                ----------------------------------   -----------------------------------
Net revenues                                    $          4,502    $       42,600   $         54,184   $        104,031
Cost of revenues                                           1,163            12,506             19,065             31,695
Cost of revenues - provision for excess
 inventories                                                   -                 -             24,694                  -
                                                ----------------    --------------   ----------------    ---------------
Gross profit                                               3,339            30,094             10,425             72,336

Operating expenses:
         Research and development                         11,658             6,011             34,638             15,916
         Marketing and sales                               4,712             5,818             18,222             14,177
         General and administrative                        2,026             1,205              6,547              3,935
         Amortization of goodwill and purchased
          intangibles                                        630               153              1,806                153
         In-process research and development              22,000             2,800             22,000              2,800
         EASICS NV merger expenses                             -                 -                  -              1,163
         Restructuring charge and asset
          write-down                                       1,891                 -              1,891                  -
                                                ----------------    --------------   ----------------    ---------------
                   Total operating expenses               42,917            15,987             85,104             38,144
                                                ----------------    --------------   ----------------    ---------------

Operating (loss) income                                  (39,578)           14,107            (74,679)            34,192
Interest income, net                                         196             1,916              3,881              5,077
                                                ----------------    --------------   ----------------    ---------------
(Loss) income before income tax expense
 (benefit) and extraordinary gain                        (39,382)           16,023            (70,798)            39,269
Income tax expense (benefit)                              (6,215)            6,888            (17,210)            15,708
                                                ----------------    --------------   ----------------    ---------------
(Loss) income before extraordinary gain                  (33,167)            9,135            (53,588)            23,561
Extraordinary gain from repurchase of 4.5%
 convertible notes, net of income taxes of
 $5,709 and $12,247, respectively                         10,918                 -             23,060                  -
                                                ----------------    --------------   ----------------    ---------------
Net (loss) income                               $        (22,249)   $        9,135   $        (30,528)   $        23,561
                                                ================    ==============   ================    ===============
Basic (loss) earnings per common share:
(Loss) income before extraordinary gain         $          (0.38)   $         0.11   $          (0.63)   $          0.29
 Extraordinary gain                                         0.13                 -               0.27                  -
                                                ----------------    --------------   ----------------    ---------------
 Net (loss) income                              $          (0.25)   $         0.11   $          (0.36)   $          0.29
                                                ================    ==============   ================    ===============
Diluted (loss) earnings per common share:
(Loss) income before extraordinary gain         $          (0.38)   $         0.11   $          (0.63)   $          0.27
 Extraordinary gain                                         0.13                 -               0.27                  -
                                                ----------------    --------------   ----------------    ---------------
 Net (loss) income                              $          (0.25)   $         0.11   $          (0.36)   $          0.27
                                                ================    ==============   ================    ===============
Basic average shares outstanding                          87,300            82,151             85,682             81,134
Diluted average shares outstanding                        87,300            91,293             85,682             88,189

    See accompanying notes to unaudited consolidated financial statements.

                            TranSwitch Corporation
                    Consolidated Statements of Cash Flows
                                  (unaudited)
                                (in thousands)

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                            2001                      2000
                                                                    --------------------       -------------------
Cash flows from operating activities:
Net income (loss)                                                    $           (30,528)       $           23,561
     Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities, net of effects of acquisitions:
          Depreciation and amortization                                            8,355                     3,594
          Deferred income taxes                                                  (23,140)                  (22,165)
          Purchased in process research & development                             22,000                     2,800
          Extraordinary gain on extinguishment of convertible
           notes, net of income taxes                                            (23,060)                        -
          Tax benefit from exercise of employee stock options                      8,157                    23,579
          Provision for excess inventories                                        24,694                         -
          Provision for doubtful accounts                                          1,771                       600
          Other non-cash items                                                         -                       165
          Stock compensation expense                                                   -                        65
          Decrease (increase) in operating assets:
               Accounts receivable                                                23,574                    (8,639)
               Inventories                                                       (30,515)                   (4,297)
               Prepaid expenses and other assets                                     593                      (910)
           (Decrease) increase in operating liabilities:
               Accounts payable                                                   (6,098)                    1,308
               Accrued expenses and other liabilities                             (2,636)                   16,726
                                                                    --------------------       -------------------
                    Net cash (used in) provided by operating
                     activities                                                  (26,833)                   36,387
                                                                    --------------------       -------------------

Cash flows from investing activities:
     Purchase of product licenses                                                      -                      (500)
     Capital expenditures                                                         (8,404)                   (7,722)
     Purchase of other investments                                                (5,743)                   (4,044)
     Purchase of ONEX Communications Corporation, net of cash
      acquired                                                                   (12,729)                        -
     Purchase of held-to-maturity investments                                   (252,319)                 (226,858)
     Proceeds from maturity of held-to-maturity investments                      248,105                   192,857
                                                                    --------------------       -------------------
                    Net cash used in investing activities                        (31,090)                  (46,267)
                                                                    --------------------       -------------------

Cash flows from financing activities:
     Proceeds from the exercise of stock options                                   7,925                    14,318
     Proceeds from the issuance of convertible notes, net of
      issuance costs                                                                   -                   443,924
     Repurchase of common stock                                                   (4,211)                        -
     Repurchase of convertible notes                                            (106,163)                        -
     Payments on long term capital lease obligations                                 (24)                      (49)
                                                                    --------------------       -------------------
                    Net cash (used in) provided by financing
                     activities                                                 (102,473)                  458,193
                                                                    --------------------       -------------------

Increase (decrease) in cash and cash equivalents                                (160,396)                  448,313
Cash and cash equivalents at beginning of period                                 507,552                    55,685
                                                                    --------------------       -------------------
Cash and cash equivalents at end of period                           $           347,156        $          503,998
                                                                    ====================       ===================

     See accompanying notes to unaudited consolidated financial statements.

                            TranSwitch Corporation
             Notes to Consolidated Financial Statements - continued
                                  (unaudited)

Note 1.  Basis of Presentation - Interim Financial Statements
-------------------------------------------------------------

     The accompanying unaudited consolidated interim financial statements of TranSwitch Corporation and Subsidiaries ("TranSwitch" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis with and should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2000 contained in the Company's Annual Report on Form 10-K and 10-K/A filed with the Securities and Exchange Commission on April 2, 2001 and August 24, 2001, respectively.

     In the opinion of management, the accompanying unaudited consolidated interim financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation for such periods. The results of operations for any interim period are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2001. Certain prior period amounts have been reclassified to conform to the current period's presentation.

Note 2.  Inventories
--------------------

     Inventories are carried at the lower of cost (on a weighted average cost basis) or estimated net realizable value. Inventories are summarized as follows (in thousands):

                                     September 30,         December 31,
                                          2001                 2000
                                  -------------------   -------------------
     Raw materials                   $          9,053      $          1,414
     Work in process                            5,766                 4,130
     Finished goods                             5,900                 9,354
                                  -------------------   -------------------
          Total inventories          $         20,719      $         14,898
                                  ===================   ===================

     As a result of current and anticipated business conditions, as well as lower than anticipated demand, the Company recorded a provision for excess inventories of approximately $24.7 million during the second quarter of 2001 which was calculated in accordance with the Company's accounting policy. The effect of this inventory provision was to write inventory down to a new cost basis. There has been no subsequent disposal of inventory previously written down reflected in the consolidated statement of operations.

Note 3.  Recent Accounting Pronouncements
-----------------------------------------

Business Combinations, Goodwill and Other Intangible Assets

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies certain criteria for intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Statement 142 will also require that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

     Statement 141 will require upon adoption of Statement 142 that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart
from goodwill.    In addition, to the extent an intangible asset is identified as having an indefinite useful life, TranSwitch will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in
accounting principle in the first interim period.   At the date of this report,
it is not practical to reasonably estimate the impact of adopting these Statements on the Company's financial statements.

     On October 3, 2001, the FASB issued Statement of Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). FAS 144 supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations - Reporting the Effects of Disposal of a Division of a Business. FAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. FAS 144 is effective for TranSwitch's financial statements issued beginning in the first quarter of fiscal 2002. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

Note 4.  Comprehensive Income (Loss)
------------------------------------

     The components of comprehensive income (loss), net of tax, are as follows (in thousands):

                                                       Three Months Ended                  Nine Months Ended
                                                         September 30,                       September 30,
                                                      2001          2000                 2001           2000
                                                 -----------------------------        ---------------------------
Net income (loss)                                $       (22,249)  $     9,135        $    (30,528)   $    23,561
Foreign currency translation adjustment                      112          (124)                  1           (125)
                                                 -----------------------------        ---------------------------
Total comprehensive income (loss)                $       (22,137)  $     9,011        $    (30,527)   $    23,436
                                                 =============================        ===========================

Note 5.  Earnings (Loss) Per Share
----------------------------------

     The reconciliation of shares used to calculate basic and diluted earnings
(loss) per share, restated to reflect the three-for-two stock split effective June 8, 1999, the three-for-two stock split effective January 10, 2000 and the two-for-one stock split effective August 10, 2000, consists of the following (in thousands):

                                                        Three months ended                  Nine months ended
                                                           September 30,                      September 30,
                                                       2001          2000                  2001           2000
                                                   -----------------------------       ---------------------------
Basic and diluted earnings per share:
Net income (loss)                                  $       (22,249)  $     9,135       $    (30,528)   $    23,561
Interest on convertible notes, net of tax                        -           621                  -            621
                                                   -----------------------------       ---------------------------
Adjusted net income for diluted earnings per
 share                                             $       (22,249)  $     9,756       $    (30,528)   $    24,182
                                                   =============================       ===========================

Shares used in basic earnings (loss) per share
 computations                                               87,300       82,151             85,682        81,134
Common stock issuable with respect to stock
 options during the period                                       -        6,666                  -         6,230
Conversion of convertible notes                                  -        2,476                  -           825
                                                   ----------------------------        --------------------------
Shares used in diluted earnings (loss) per share
 computations                                               87,300       91,293             85,682        88,189
                                                   ============================        ==========================

     For purposes of calculating diluted earnings (loss) per share for the three and nine months ended September 30, 2001, the assumed conversion of convertible notes and the effect of the common stock issuable with respect to stock options is not taken into consideration as it is anti-dilutive. Had the assumed conversion of convertible notes and the effect of the common stock issuable with respect to stock options been taken into consideration, 5,751 and 6,200 and 1,632 and 3,873 additional shares of common stock would have been assumed outstanding for the three months and the nine months ended September 30, 2001, respectively.

Note 6. Extraordinary Gain From the Repurchase of Convertible Notes
-------------------------------------------------------------------

     During the second and third quarters of 2001, the Company repurchased some of its outstanding 4.5% convertible notes due on September 12, 2005. The gain on these repurchases, net of deferred financing fees and income taxes, has been recorded as an extraordinary gain in the unaudited consolidated statement of operations. Details of the repurchase and gain on these notes for the three and nine months ended September 30, 2001 are as follows (in thousands):

                                                            Three months ended         Nine months ended
                                                            September 30, 2001         September 30, 2001
                                                          -----------------------     ---------------------
Par value of 4.5% convertible notes repurchased           $                63,750     $             145,950
Write-off of deferred financing fees                                       (1,959)                   (4,480)
Purchase price of convertible notes                                       (45,164)                 (106,163)
                                                          -----------------------     ---------------------
Gain on repurchase of notes                                                16,627                    35,307
Income taxes on gain on repurchase of notes                                (5,709)                  (12,247)
                                                          -----------------------     ---------------------
Extraordinary gain                                        $                10,918     $              23,060
                                                          =======================     =====================

     The Company has funded the repurchases of the convertible notes from available cash, cash equivalents and short-term investments.

Note 7.  Restructuring Charge and Asset Write-Down
--------------------------------------------------

     On July 16, 2001 the Company announced a restructuring plan as a result of current and anticipated business conditions. This restructuring charge of approximately $1.3 million was solely related to a workforce reduction of thirty positions throughout the company. These employees were terminated during the third quarter of 2001 and provided severance and related benefits. As of September 30, 2001 the Company has made cash payments totaling approximately $1.1 million which have been charged to the restructuring. Approximately $0.2 million is remaining and is included in accrued expenses on the consolidated balance sheet. The Company expects to complete its obligations with respect to this restructuring plan in the fourth quarter.

     The Company also reduced the carrying value of a technology product license by approximately $0.6 million as part of an impairment analysis performed pursuant to SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

Note 8.  Business Combinations
------------------------------

ONEX Communications Corporation

     On September 21, 2001 the Company acquired ONEX Communications Corporation
(ONEX) which develops System Silicon Solutions for multi-service platforms. This acquisition was a strategic investment aimed at enhancing the Company's product offering with higher speed solutions. As a result of this acquisition, the Company issued 6,005,047 shares of its common stock valued at the average closing price of $4.578 per share as listed on the Nasdaq National Market five days prior to the day preceding the closing date or $27.5 million. The Company also paid $20.0 million in cash. The Company incurred transaction fees of approximately $2.9 million in conjunction with this purchase which were unpaid at September 30, 2001. This purchase, combined with the previous cost method investment of $5.1 million, brings the Company's total investment in ONEX to $55.5 million (Total Purchase Price).

     The results of operations of the acquired company have been included in the Company's consolidated financial results beginning on September 21, 2001, the date of acquisition and all significant inter-company balances have been eliminated. The acquisition was accounted for under the purchase method of accounting for business combinations. ONEX is a wholly owned subsidiary of TranSwitch.

     As this transaction closed just prior to the end of the third quarter, the Company is still in the process of reviewing its preliminary purchase price allocation and will make adjustments, as appropriate, in future periods.

     The Total Purchase Price of ONEX has been allocated, on a preliminary basis in the Company's consolidated financial statements as shown in the following table (in thousands):

Purchased in-process research and development                    $    22,000
Goodwill                                                              14,482
Deferred income tax assets                                             9,337
Cash and investments                                                   7,270
Property and equipment                                                 2,299
Prepaid and other assets                                               1,633
Patent                                                                 1,400
Accrued liabilities                                                   (2,877)
                                                                 -----------
     Total Purchase Price                                        $    55,544
                                                                 ===========

     Purchased in-process research and development
     ---------------------------------------------

          The $22.0 million allocated to in process research and development (IPR&D) was determined through independent valuations using established valuation techniques in the high-technology industry. The value allocated to IPR&D was based upon the forecasted operating after-tax cash flows from the technology acquired, giving effect to the stage of completion at the acquisition date. Future cash flows were adjusted for the value contributed by any core technology and development efforts expected to be completed post acquisition. These forecasted cash flows were then discounted at rates commensurate with the risks involved in completing the acquired technologies taking into consideration the characteristics and applications of each product, the inherent uncertainties in achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. After considering these factors, we determined the risk adjusted discount rates for the ONEX products to be 30%. Acquired technology that had not yet reached technological feasibility and for which no alternative future uses existed was expensed upon acquisition.

     The in process technology acquired from ONEX consisted of two projects; Switch Processor (SP) and Switch Element (SE). These projects are further described as follows:

          The SP technology consists of highly integrated and programmable silicon that can combine any and all combinations of SONET / SDH transmission and native support for TDM, ATM and packet processing on a single chip. Significant features under development of the SP technology include the fact that SP is a 17 million gate device. The portion of in-process research and development allocated to this project was $14.1 million. It was estimated that the SP project was approximately 60% complete and the remaining costs to complete the project were $4.9 million. This project is expected to be completed in April 2002. The risks associated with the development of SP product are technical completion, timing, cost, and market risks. Technical completion must bare the risk that the technology's backend layout is appropriate. Timing risk of developing the SP is significant due to the unpredictable nature of technical bug issues with such technology. Although a market exists for this type of product, producing the SP product cost-effectively and gaining general market acceptance has yet to be proven and presents risk to the success of the SP product.

          The SE technology consists of a 30 Gbps (12 port OC-48) switch technology capable of switching TDM, ATM or variable length packet traffic. Significant features under development of the SE technology include frequency and phase synchronization. The portion of in-process research and development allocated to this project was $7.9 million. It was estimated that the SE technology was approximately 75% complete and the remaining costs to complete the project were $2.7 million This project is expected to be completed in December 2001. The risks associated with the development of SE product are technical completion, timing, cost, and market risks. Technical completion for the initial prototype lots centers on the reliability of IBM's Unilink technology. Although a market for the SE product exists, producing the SE product cost-effectively and gaining general market acceptance has yet to be proven and presents risk to the success of the product.

     Goodwill
     --------

          The excess purchase price, including our original investment in ONEX, over the fair value of the net identifiable assets and liabilities acquired of $14.5 million has been recorded as goodwill. In accordance with FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets, the Company will not amortize this asset as the transaction was completed after June 30, 2001, but will perform a periodic evaluation for impairment.

     Patent
     ------

          The patent of $1.4 million acquired has been determined to have an estimated useful life of 10 years and is being amortized, on a straight-line basis, over this period.

     Proforma financial information
     ------------------------------

          The following unaudited proforma financial information presents the combined results of operations of TranSwitch and ONEX as if the acquisition had occurred as the beginning of the nine month periods ended September 30, 2000 and 2001. This schedule gives effect to certain adjustments including: the amortization of the acquired patents and the exclusion of the write-off of acquired in-process research and development. The proforma financial information does not necessarily reflect the results of operations that would have occurred had TranSwitch and ONEX constituted a singe entity during such periods.

     Proforma results TranSwitch and ONEX combined
     (in thousands):                                       Nine months ended
                                                              September 30,
                                                          2001          2000
                                                        --------      -------
     Net revenues                                       $ 54,184      $104,031
                                                        --------      --------
     (Loss) income before extraordinary gain             (44,145)       18,355
                                                        --------      --------
     Basic (loss) earnings per common share:
     (Loss) income before extraordinary gain            $  (0.49)     $   0.21
                                                        --------      --------
     Diluted (loss) earnings per common share:
     (Loss) income before extraordinary gain            $  (0.49)     $   0.19
                                                        --------      --------

Horizon Semiconductors, Inc. and ADV Engineering S.A

     On February 6, 2001, the Company acquired all of the outstanding stock of Horizon Semiconductors, Inc. (Horizon) for 43,507 shares of common stock valued at approximately $1.7 million, and $0.5 million of cash paid to Horizon stockholders. The common stock issued was valued at the average closing price of $38.47 per share as listed on the Nasdaq National Market for the twenty trading days immediately preceding the two trading days prior to the closing date in accordance with the Agreement and Plan of Reorganization. The total purchase price of approximately $2.3 million includes direct costs of the acquisition totaling approximately $0.2 million. Horizon is a specialized design company for test and diagnostics engineering and was acquired for the strategic value of its products and processes to TranSwitch.

     On January 18, 2001, the Company acquired all of the outstanding stock of ADV Engineering S.A. (ADV) for 129,971 shares of common stock valued, in the aggregate, at approximately $5.6 million. The common issued stock was valued at the average closing price of $42.85 per share as listed on the Nasdaq National Market for the thirty trading days immediately preceding the two trading days prior to the closing date in accordance with the Share Purchase Agreement. The total purchase price of approximately $6.2 million includes direct costs of the acquisition totaling approximately $0.6 million. In addition, if ADV achieves certain milestones, TranSwitch will pay either $5.0 million in cash or the equivalent value in shares of common stock on February 17, 2002. ADV is a fabless semiconductor company and was acquired for the strategic value of its products and processes to TranSwitch.

     The acquisitions of Horizon and ADV were accounted for using the purchase method of accounting. The allocation of the purchase prices among the fair value of tangible and intangible assets acquired and liabilities assumed is as follows (amounts in thousands):

Tangible assets                                     $1,271
Goodwill                                             6,912
Assembled workforce                                    665
Accrued liabilities                                   (308)
                                             -------------
     Total purchase prices                          $8,540
                                             =============

     The excess of the purchase prices over the fair value of the net identifiable assets acquired of $7.6 million, $6.9 million has been recorded to goodwill and is being amortized on a straight-line basis over 5 years, and $0.7 million has been recorded to assembled workforce and is being amortized on a straight-line basis over 3 years. As describe in footnote 3, the Company will adopt FASB Statement No. 141 Goodwill and Other Intangible Assets as of January 1, 2002 at which time it will no longer amortize goodwill but perform periodic evaluations of impairment. In addition, assembled workforce is not an intangible asset under SFAS No. 141.

     Pro forma results of operations for Horizon and ADV have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis.

Note 9. Stockholders' equity and subsequent event
-------------------------------------------------

Stock buyback

     On September 17, 2001, the Company announced it had adopted a plan to buy back up to 10% of the then outstanding shares of its common stock, based on the price and general market conditions over the next twelve months. In the quarter ended September 30, 2001, TranSwitch repurchased 1,010,000 shares at an average price of $4.13 per share for approximately $4.2 million. Accordingly, this transaction has been reflected on the Company's consolidated balance sheet and statements of cash flows.

Stockholders' Rights Plan

     On October 1, 2001, the Board of Directors enacted a stockholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of our common stock outstanding at the close of business on October 1, 2001 to the stockholders of record on that date. Each stockholder of record as of October 1, 2001 received a summary of the rights and any new stock certificates issued after the record date contain a legend describing the rights. Each preferred share purchase right entitles the registered holder to purchase from us one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company, at a price of $50.00 per one one-thousandth of a Preferred Share, subject to adjustment, upon the occurrence of certain triggering events, including the purchase of 15% or more of the Company's outstanding common stock by a third party. Until a triggering event occurs, the common stockholders have no right to purchase shares under the stockholder rights plan. If the right to purchase the preferred stock is triggered, the common stockholders will have the ability to purchase sufficient stock to significantly dilute the 15% or greater holder.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations that are included in the Annual Report on Form 10-K for the year ended December 31, 2000, as amended, for TranSwitch Corporation. This Quarterly Report on Form 10-Q, and in particular, this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events or the future financial performance of the Company that involve certain risks and uncertainties including, but limited to, those set forth in the "Risk Factors" discussed below. Actual events or the actual future results of the Company may differ materially from any forward-looking statements due to such risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking assumptions.

Overview

     We commenced operations in April 1988. Since incorporation, we have designed, sourced and marketed high-speed very large scale integrated (VLSI) semiconductor devices for public and private network applications worldwide. We shipped our first product in 1990. We have focused our product development efforts on devices that meet the needs of public and private network telecommunications and data communications equipment providers that serve the worldwide public network, Internet and corporate wide area network markets. Our devices are compliant with established standards in these markets, including SONET (Synchronous Optical Network)/SDH (Synchronous Digital Hierarchy), Asynchronous/PDH (Plesiochronous Digital Hierarchy) and ATM (Asynchronous Transfer Mode)/IP (Internet Protocol).

     We work with network equipment original equipment manufacturers (OEMs) during their system design phase with the goal of having our products designed into the OEMs' products. Our sales cycle often extends more than one year because of the long lead times between an OEM's design to the start of volume shipments. We incur product research and development expenses well before the generation of substantial net revenues from product sales to OEMs. A significant portion of our net revenues have been, and are anticipated to be, derived from foreign markets. Substantially all of our foreign net revenues are currently denominated in U.S. dollars. Our cost of revenues consists primarily of the purchase cost of finished VLSI devices produced by third-party semiconductor manufacturers. We intend to continue to outsource all of our VLSI device fabrication requirements.

     Consistent with our inventory policy, we evaluate our inventory position based on known backlog of orders, projected sales and marketing forecasts, shipment activity and inventory held at our significant distributors. As a result of current and anticipated business conditions, as well as lower than anticipated demand, we recorded a provision for excess inventories during the
second quarter of $24.7 million.   Approximately $22.4 million of the provision
was for excess inventories on hand as of June 30, 2001 and the remaining $2.3 million was for non-cancelable purchase commitments for inventories which were received after June 30, 2001. We have contacted our major suppliers and we are actively managing commitments that require us to receive certain volumes of inventory. Additionally, we will continue to monitor market conditions that affect the demand for our inventories and we will dispose of any parts that exceed their estimated useful life. We do not currently anticipate the excess inventory subject to this provision will be used at a later date based upon our current demand forecast. Refer to note 2 of our unaudited consolidated financial statements.

     On July 16, 2001 we announced a restructuring plan as a result of current and anticipated business conditions. This restructuring charge of approximately $1.3 million was related solely to a workforce reduction of thirty positions throughout the Company. These employees were terminated during the third quarter. As of September 30, 2001 we had paid $1.1 million of the restructuring charge and approximately $0.2 million is remaining as accrued expenses on the consolidated balance sheet. We expect to complete our obligations with respect to this restructuring plan in the fourth quarter.

     Also during the third quarter, we recorded an impairment charge of approximately $0.6 million related to a technology product license agreement that is recorded as part of "Other assets" on the Company's balance sheet. Refer to note 7 of our unaudited consolidated financial statements for further disclosure on the restructuring plan and asset write-down.

     On September 27, 2001, the Company completed its acquisition of ONEX Communications Corporation (ONEX). Refer to note 8 of our unaudited consolidated financial statements.

     Our operating results are subject to quarterly and annual fluctuations as a result of several factors that could materially and adversely affect profitability, as discussed below in "Certain Factors That May Affect Future Results."

RESULTS OF OPERATIONS

     The following table sets forth certain unaudited consolidated statements of operations data as a percentage of net revenues for the periods indicated:


                                                       Three Months Ended                   Nine Months Ended
                                                          September 30,                        September 30,
                                                      2001              2000               2001              2000
                                                ---------------------------------    ---------------------------------
Net revenues                                               100 %             100 %              100 %             100 %

Cost of revenues                                            26 %              29 %               35 %              30 %
Cost of revenues - provision for excess                      0 %               0 %               46 %               0 %
 inventories
                                                ---------------    --------------    ---------------    --------------

Gross profit                                                74 %              71 %               19 %              70 %

Operating expenses:
     Research and development                              259 %              14 %               64 %              15 %
     Marketing and sales                                   104 %              14 %               34 %              14 %
     General and administrative                             45 %               3 %               12 %               4 %
     Amortization of goodwill and other
      intangibles                                           14 %               0 %                3 %               0 %
     In-process research and development                   489 %               7 %               41 %               3 %
     EASICS NV merger expenses                               0 %               0 %                0 %               1 %
     Restructuring charge and asset write-down              42 %               0 %                3 %               0 %
                                                ---------------    --------------    ---------------    --------------
          Total operating expenses                         953 %              38 %              157 %              37 %
                                                ---------------    --------------    ---------------    --------------


Operating (loss) income                                  (879) %              33 %            (138) %              33 %

Interest income, net                                         4 %               4 %                7 %               5 %
                                                ---------------    --------------    ---------------    --------------

(Loss) income before income tax expense
 (benefit) and extraordinary gain                        (875) %              37 %            (131) %              38 %

Income tax expense (benefit)                             (138) %              16 %             (32) %              15 %
                                                ---------------    --------------    ---------------    --------------
(Loss) income before extraordinary gain                  (737) %              21 %             (99) %              23 %
Extraordinary gain from repurchase of 4.5%
 convertible notes, net of income taxes of
 127% and 23% respectively                               (243) %               0 %             (43) %               0 %
                                                ---------------    --------------    ---------------    --------------

Net (loss) income                                        (494) %              21 %             (56) %              23 %
                                                ===============    ==============    ===============    ==============

Net Revenues

     Net revenues are comprised of product sales, principally to domestic and international telecommunications and data communications original equipment manufacturers and to distributors. Net revenues are recognized on product shipment. Agreements with certain distributors provide price protection and return and allowance rights. Revenues are reduced at the time of shipment for return, allowance and price protection rights. With respect to our product sales; the (1) prices are fixed at the date of shipment from our facilities, (2) payment is not contractually or otherwise excused until the product is resold, (3) customers assume the risks of destruction, damage, or theft of the product, (4) our customers have economic substance and are independent companies, (5) the company does not have any obligations for future performance relating to the resale of the product, and (6) the amount of future returns, allowances, refunds and costs to be incurred can reasonably be estimated and are accrued at the time of shipment.

     Net revenues for the three and the nine months ended September 30, 2001 decreased by $38.1 million and $49.8 million, or 89% and 48%, from the comparable three and nine months of the prior year respectively. The decrease in net revenues for the three months ended September 30, 2001 was distributed across all three of our product lines. The decrease in SONET/SDH was not as significant as the decrease in Asynchronous/PDH and ATM/IP product lines. These decreases were primarily related to a decline in volumes shipped over prior comparable periods. The product mix percentage mentioned above is not consistent with historical trends and given the lack of visibility in the current market we cannot predict when, and to the extent that, historical product mix percentages will return. Our customer base during the three and nine month periods ended September 30, 2001 has remained relatively constant compared to the prior year, however, they are ordering substantially less product due to market conditions.

     International net revenues represented approximately 73% and 64% of net sales for the three and nine months ended September 30, 2001, respectively, compared with approximately 36% and 42% of net revenues for the three and nine months ended September 30, 2000, respectively. The increase in the percentage of international net revenues to total net revenues during fiscal 2001 is due to the fact that the networking and telecommunication markets have experienced a more significant decline in North America than international.

Gross Profit

     Gross profit for the three months ended September 30, 2001 decreased $26.8 million or 89% from the comparable three months of the prior year. The decrease in gross profit dollars for the three months ended September 30, 2001 is the result of lower net revenues. The increase in gross profit percentage of 3% over the three months ended September 30, 2000 is the result of a shift in product mix over the same period last year.

     Gross profit for the nine months ended September 30, 2001 decreased by $61.9 million, or 86%, from the comparable nine months of the prior year. The decrease of gross profit dollars and the percentage of net revenues is the result of lower net revenues for the comparable period, shift in product mix and the provision for excess inventories of $24.7 million which was recorded in the second quarter of 2001. Gross profit and gross profit as a percentage of net revenues, excluding the excess inventory provision, was $35.1 million, or 65%, for the nine month period ended September 30, 2001 compared to $72.3 million, or 70%, for the nine month period ended September 30, 2000.

Research and Development

     Research and development expenses for the three and the nine months ended September 30, 2001 increased by $5.6 and $18.7 million, or 94% and 118% respectively, from the comparable three and nine months of the prior year. As a percentage of sales, our research and development costs increased as we continued investing in the design and development of future products as current product sales have declined due to industry conditions. This resulted in an absolute dollar increase related to our continued investment in personnel, software and related tools to develop next generation communication products.
We anticipate that the restructuring charge mentioned above will lower research and development expenses by approximately $0.3 million per quarter in the future although acquisitions, such as that of ONEX, will have the effect of increasing our operating expenses.

Sales and Marketing

     Sales and marketing expenses for the three months ended September 30, 2001 decreased by $1.1 million, or 19%, over the comparable three-month period last year. The decrease in spending for the three-month period ended September 30, 2001 is the result of lower sales volume for the period as well as the restructuring workforce reduction plan implemented during the three months ended September 30, 2001.

     Sales and marketing expenses for the nine months ended September 30, 2001 increased by $4.0 million, or 29%, over the nine months ended September 30, 2000. The increase in spending during the nine months ended September 30, 2001 was primarily the result of the increase in marketing and sales personnel, expansion of our distribution network as part of our continued investment in marketing and sales infrastructure over the same period last year. This also includes increased provisions for doubtful customer accounts by approximately $1.8 million during the fiscal year 2001 as we specifically identified customer collection risks that exist in light of the current general economic weakness in the semiconductor industry. We anticipate that the restructuring charge mentioned above will lower sales and marketing expenses by approximately $0.2 million per quarter in the future although acquisitions, such as that of ONEX, will have the effect of increasing our operating expenses.

General and Administrative

     General and administrative expenses for the three and nine months ended September 30, 2001 increased by $0.8 and $2.6 million, or 68% and 66% respectively, from the comparable three and nine months of the prior year. The increase in absolute dollars was the result of our infrastructure investment in the general and administrative area. As a percentage of sales, our general and administrative costs increased as there are fixed components of these costs that do not fluctuate with sales volumes. We anticipate that the restructuring charge mentioned above will lower general and administrative expenses by approximately $0.1 million per quarter in the future although acquisitions, such as that of ONEX, will have the effect of increasing our operating expenses.

Amortization of Goodwill and Purchased Intangibles

     Amortization of goodwill and purchased intangible assets for the three and nine months ended September 30, 2001 increased $0.5 million and $1.7 million, respectively. This expense is related to business combinations of Alacrity, ADV Engineering and Horizon Semiconductors accounted for as purchases in August 2000, January 2001 and February 2001, respectively. For the comparable period of the prior year the only amortization was that of Alacrity for August and September 2000. There can be no assurance that acquisitions of businesses by us in the future will not result in substantial changes to the expected amortization, which may cause fluctuations in our interim or annual operating results. Additionally, we will adopt the recently issued accounting pronouncements SFAS 141, Accounting for Business Combinations, immediately and SFAS 142, Accounting for Intangibles, effective January 1, 2002, at which time all future amortization of goodwill will cease. We will be required to review goodwill and purchased intangibles for impairment, at a minimum, annually. The increase as a percentage of net revenues for the three and nine month periods ended September 30, 2001, compared to the same periods one year ago is due to the increase, described above, of goodwill and purchased intangibles during fiscal 2001.

In-process research and development

     We recorded a charge for in-process research and development of $22.0 million related to our purchase of ONEX communications in September 2001 and a charge of $2.8 million for our purchase of Alacrity Communications in August 2000. These charges were recorded in the three and nine months ended September 30, 2001 and 2000, respectively.

     We determined the fair value of the existing products as well as the technology that was currently under development using the income approach. Under the income approach, expected future after-tax cash flows from each of the projects under development for the companies acquired (ONEX and Alacrity) are estimated and discounted to their net present value at an appropriate risk-adjusted rate of return. Revenues were estimated based on relevant market size and growth factors, expected industry trends, individual product sales cycles and the estimated life of each product's underlying technology. Estimated operating expenses, income taxes and charges for the use of contributory assets were deducted from estimated revenues to determine estimated after-tax cash flows for each project. These projected future cash flows were further adjusted for the value contributed by any core technology and development efforts expected to be completed post acquisition.

     These forecasted cash flows were then discounted based on rates derived from our weighted average cost of capital, weighted average return on assets and venture capital rates of return adjusted upward to reflect additional risks inherent in the development life cycle. The risk adjusted discount rates used involved consideration of the characteristics and applications of each product, the inherent uncertainties in achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. After considering these factors, we determined the risk adjusted discount rates for the ONEX and Alacrity product portfolios to be 30% respectively.

     We believe that the pricing model used for the product portfolios related to these acquisitions is standard within the high-technology industry and that the estimated IPR&D amounts so determined represent fair value and do not exceed the amounts that a third party would pay for these projects. When we acquire companies we do not expect to achieve a material amount of expense reductions or synergies as a result of integrating the acquired in process technology. Therefore, the valuation assumptions do not include anticipated cost savings.

     The in process technology acquired from ONEX consisted of two projects Switch Processor (SP) and Switch Element (SE). The technology acquired from Alacrity was 6400 cell-bus switch technology. A description of the IPR&D projects acquired are set forth below:

     The SP technology consists of highly integrated and programmable silicon that can combine any and all combinations of SONET / SDH transmission and native support for TDM, ATM and packet processing on a single chip. Significant features under development of the SP technology include the fact that SP is a 17 million gate device. The portion of in-process research and development allocated to this project was $14.1 million. It was estimated that the SP project was approximately 60% complete and the remaining costs to complete the project were $4.9 million. This project is expected to be completed in April 2002. The risks associated with the development of SP product are technical completion, timing, cost, and market risks. Technical completion must bare the risk that the technology's backend layout is appropriate. Timing risk of developing the SP is significant due to the unpredictable nature of technical bug issues with such technology. Although a market exists for this type of product, producing the SP product cost-effectively and gaining general market acceptance has yet to be proven and presents risk to the success of the SP product.

     The SE technology consists of a 30 Gbps (12 port OC-48) switch technology capable of switching TDM, ATM or variable length packet traffic. Significant features under development of the SE technology include frequency and phase synchronization. The portion of in-process research and development allocated to this project was $7.9 million. It was estimated that the SE technology was approximately 75% complete and the remaining costs to complete the project were $2.7 million This project is expected to be completed in December 2001. The risks associated with the development of SE product are technical completion, timing, cost, and market risks. Technical completion for the initial prototype lots centers on the reliability of IBM's Unilink technology. Although a market for the SE product exists, producing the SE product cost-effectively and gaining general market acceptance has yet to be proven and presents risk to the success of the product.

     The 6400 cell-bus switch technology utilizes a unidirectional, time-slotted, looped bus and multiple switch interfaces. The cell-bus switch simultaneously supports prioritized asynchronous and isochronous cell access. Significant features of this technology include efficiency, prioritized cell access, fairness, minimal latency for real time traffic, capacity, simplicity and scalability. At the date of acquisition we estimated that Alacrity technology was 75% complete and the costs to complete the project to be $2.6 million. This technology was completed in June 2001.

     The above estimates were determined by comparing the time and costs spent to date and the complexity of the technologies achieved to date to the total costs, time and complexities that were expected to be expended to bring the technologies to completion.

Restructuring, asset write-down and merger costs

     On July 16, 2001 we announced a restructuring plan as a result of current and anticipated business conditions. This consisted solely of a work force reduction of approximately 30 positions to bring our expenses into line with our reduced net revenues expectation. However, we cannot be sure that these measures will be sufficient to offset lower net revenues, and if they are not, our earnings will be adversely affected. This restructuring charge amounted to approximately $1.3 million and we have made cash payments of $1.1 million during the third quarter of 2001. The Company will complete this restructuring during the fourth quarter of 2001. As a result of this restructuring plan, we expect to reduce our prospective quarterly personnel and related costs by approximately $0.6 million.

     We also wrote down the carrying value of a technology product license by approximately $0.6 million as part of an impairment analysis performed during the quarter. These costs have been classified as "Restructuring charge and asset write-down" in the three and nine months ended September 30, 2001 on our consolidated statement of operations.

     During the nine months ended September 30, 2000, we expensed merger costs of $1.2 million related to the merger of EASICS NV completed in May of 2000. There were no such comparable costs for the nine month period ended September 30, 2001.

Interest Income, net

     Interest income, net for the three and nine months ended September 30, 2001 decreased 90% and 24% from the comparable three and nine months of the prior year. Our convertible bonds were issued in September of 2000, thus we recorded less than one month of interest expense associated with these bonds for the three and nine-month periods ended September 30, 2000. The effect of these bonds being outstanding during the entire three and nine months ended September 30, 2001 was to lower our interest income, net. During fiscal 2001, we have experienced declining interest income due to lower cash balances and lower interest rates. At September 30, 2001 and December 31, 2000, the effective interest rate on our interest bearing securities was approximately 3.60% and 5.60%, respectively.

     During the three and nine months ended September 30, 2001, we repurchased some of our outstanding convertible notes. The face value amounts of the repurchased notes were $63.7 million and $145.9 respectively. These purchases were made with our existing cash, cash equivalents, and short-term investments. We may elect to continue to make additional repurchases of our convertible notes in the future.

Income Tax Expense (Benefit)

     Our effective tax rate for the three and nine months ended September 30, 2001 is a benefit of 15.8% and 24.3%, compared to an effective income tax rate expense of approximately 43.0% and 40.0% for the three and nine months of the prior year. Excluding the write-off of in-process research and development, for which there is no income tax benefit, the effective income tax benefit would have been 35.8% and 35.3% for the three and nine months ended September 30, 2001, respectively. Excluding the write-off of in-process research and development, the effective income tax rate for the nine months ended September 30, 2001 is consistent with our full year expectation. The current forecasted benefit (excluding the write-off of in-process research and development) of approximately 35.0% is lower than the prior year tax rate primarily as a result of expected reduced export tax incentives and reduced state income tax benefit. The income tax benefit for the three and nine months ended September 30, 2001 differed from statutory rates primarily due to write-off of in-process research and development.

     We periodically review the realizability of deferred income tax assets considering all positive and negative evidence available which includes, among other factors, the Company's specific historical operating results, changes in our future expectations of revenues and its impact on future profitability. To the extent that we believe that it is more likely than not that some or all of our deferred tax assets will not be realized, we will establish a valuation allowance. Such a valuation allowance would impact our tax benefit rate. As of September 30, 2001 we had not changed our valuation allowance, however, if market conditions persist, we may consider it necessary to change our allowance in future periods.

Extraordinary Gain on the Repurchase of Convertible Notes

     We announced a bond repurchase program for our 4.5% convertible notes in April 2001. During the third quarter, in connection with this program, we repurchased $63.7 million face value of our outstanding notes for $45.1 million, including a write off of deferred financing fees of $1.9 million and realized a pre-tax gain of $16.6 million. Year to date, we have repurchased $145.9 million face value of our outstanding notes for $106.1 million, including a write off of deferred financing fees of $4.4 million, realizing a pre-tax gain of $35.3 million. Net of income taxes, this extraordinary gain was $10.9 and $23.1 million for the three and nine months ended September 30, 2001, respectively. The timing and amount of any additional repurchases will depend on many factors, including, but not limited to, the prevailing market price of the notes and overall market conditions. We intend to fund additional repurchases of the notes, if any, from available cash, cash equivalents and short-term investments.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations and met our capital requirements since incorporation in 1988 primarily through private and public issuances of equity securities, convertible notes, bank borrowings and cash generated from operations. Our principal sources of liquidity as of September 30, 2001 consisted of $347.2 million in cash and cash equivalents, $77.8 million in short-term investments and $37.1 million in long-term investments for a total cash and investment balance of $462.1 million. Cash and cash equivalents are cash or instruments with maturities of less than 90 days, short term investments have maturities of greater then 90 days but less than one year and long term investments have maturities of greater than one year. Our cash investments consist of U.S. Treasuries, corporate debt, taxable municipal securities, money market instruments and commercial paper. We also have $8.0 million available under our working capital line of credit and $2.0 million available under our equipment line of credit provided by Silicon Valley Bank. As of September 30, 2001, we had no outstanding balances under these lines of credit. Pursuant to the working capital and equipment financing agreements with Silicon Valley Bank, we are restricted from further pledging our assets or granting additional security interests in our assets.

     In the first nine months of 2001, we recorded a net loss of $30.5 million which was offset by non-cash items of $18.7 million and a net decrease in working capital of $15.0 million, resulting in cash used in operating activities of $26.8 million.

     In the first nine months of 2001, we used $31.1 million in investment activities consisting of capital expenditures of $8.4 million, the purchase of ONEX and other investments of $18.4 million and net purchases of held-to-maturity investments of $4.2 million.

     In the first nine months of 2001, we used $102.5 million in financing activities consisting primarily of the repurchase of our convertible bonds of $106.2 million and the repurchase of common stock of $4.2 million offset by proceeds from the exercise of stock options of $7.9 million.

     We believe that existing cash resources will be sufficient to fund operating losses, capital expenditures and provide adequate working capital at least through September 30, 2002. However, there can be no assurance that events in the future will not require us to seek additional capital and, if so required, that capital will be available on terms favorable or acceptable us, if at all.

RECENT ACCOUNTING PRONOUNCEMENTS

Business Combinations, Goodwill and Other Intangible Assets

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies certain criteria for intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Statement 142 will also require that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

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

     Statement 141 will require upon adoption of Statement 142 that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     As of the date of adoption, we expect to have unamortized goodwill and workforce in the amount of approximately $28.8 million which will be subject to Statement 141 and 142. We recorded amortization expense related to goodwill and workforce of $ 0.6 million and $1.8 million for the three and the nine-month periods ended September 30, 2001, respectively. At the date of this report, given current market conditions, it is not practical to reasonably estimate the impact of adopting these Statements on our financial statements.

     On October 3, 2001, the FASB issued Statement of Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 supercedes FAS 121 "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of." FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations - Reporting the Effects of Disposal of a Division of a Business. FAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. FAS 144 is effective for TranSwitch's financial statements issued fiscal 2002. We do not expect implementation of this standard to have a material impact on our financial statements.

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

We Have Recently Experienced a Decline in Net Revenues

     Due to general economic conditions and slowdowns in purchases of very large scale integrated (VLSI) semiconductor devices, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our operating results will fluctuate substantially in the future. Future fluctuations in operating results may also be caused by a number of factors, many of which are outside our control.

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

     In the past, we have recorded significant new product and process development costs because our policy is to expense these costs, including tooling and pre-production expenses, at the time that they are incurred. We may incur these types of expenses in the future. These additional expenses will have a material and adverse effect on our earnings in future periods. The occurrence of any of the above mentioned factors could have a material adverse effect on our business and on our financial results.

     On July 16, 2001, the Company announced a restructuring plan as a result of current and anticipated business conditions. This restructuring charge of approximately $1.3 million was solely related to a workforce reduction of thirty positions throughout the company. These employees were terminated during the third quarter of 2001 and provided severance and related benefits. We cannot be sure that these measures will be sufficient to offset lower net revenues, and if they are not, our earnings will be adversely affected.

     Sudden shortages of raw materials or production capacity constraints can lead producers to allocate available supplies or capacity to larger customers than us, which could interrupt our ability to meet our production obligations.

We sell a range of products that each have a different profit margin. Our revenues will be adversely affected if most of our sales are of products with low profit margins

     We currently sell more than 50 products. Some of our products have a high profit margin while others do not. If our customers decide to buy more of our products with low profit margins and fewer of our products with high profit margins, our revenues could be adversely affected. We plan our mix of products based on our internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially.

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

     Semiconductor design and process methodologies are subject to rapid technological change and require large expenditures for research and development. We currently manufacture our products using 0.8, 0.5, 0.35 and
0.25 micron complementary metal oxide semiconductor (CMOS) processes and a 1.0 micron bipolar CMOS (BiCMOS) process. We continuously evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies. We are migrating to a 0.18 micron CMOS process, and we anticipate that we will need to migrate to smaller CMOS processes. Other companies in the industry have experienced difficulty in transitioning to new manufacturing processes and, consequently, have suffered reduced yields or delays in product deliveries. We believe that transitioning our products to smaller geometry process technologies will be important for us to remain competitive, and we cannot be certain that we can make such a transition successfully, if at all, without delay or inefficiencies.

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

Our net revenues depend on the success of our customers' products

     Our customers generally incorporate our new products into their products or systems at the design stage. However, customer decisions to use our products (design wins), which can often require significant expenditures by us without any assurance of success, often precede the generation of volume sales, if any, by a year or more. In addition, even after we achieve a design win, a customer may require further design changes. Implementing these design changes can require significant expenditures of time and expense by us in the development and preproduction process. Moreover, the value of any design win largely will depend upon the commercial success of the customer's product and on the extent to which the design of the customer's systems accommodates components manufactured by our competitors. We cannot ensure that we will continue to achieve design wins in customer products that achieve market acceptance.

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

Our business could be harmed if we fail to integrate the operations of ONEX Communications Corporation adequately

     We have recently acquired five privately-held companies based in the United States and Europe. The integration of the operations of our first four acquisitions, Alacrity Communications, Inc., which we acquired in August 2000, ADV Engineering S.A., which we acquired in January 2001, Easics NV, which we acquired in May 2000, and Horizon Semiconductors, Inc., which we acquired in February 2001, is substantially complete. We are still in the process of integrating ONEX Communications Corporation, a Delaware corporation located in Massachusetts that we acquired in September 2001.

     Our management must devote substantial time and resources to the integration of the operations of ONEX Communications Corporation, which we acquired in September of 2001. The process of integrating research and development initiatives, computer and accounting systems and other aspects of the operations of ONEX presents a significant challenge to our management. This is compounded by the challenge of simultaneously managing a larger and more geographically dispersed entity. The operations and personnel of ONEX are located in Massachusetts.

     The transaction with ONEX presents a number of additional difficulties of integration, including:

     . difficulties in integrating personnel with disparate business backgrounds and cultures;
     . difficulties in defining and executing a comprehensive product strategy; and
     .   difficulties in minimizing the loss of key employees of ONEX.

     If we delay integrating or fail to integrate the ONEX operations or experience other unforeseen difficulties, the integration process may require a disproportionate amount of our management's attention and financial and other resources. Our failure to address these difficulties adequately could harm our business or financial results, and we could fail to realize the anticipated benefits of the transactions.

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

     In addition, acquisitions involve numerous other risks, including:

     .   diversion of management's attention from other business concerns;
     . risks of entering markets in which we have no or limited prior experience; and
     . unanticipated expenses and operational disruptions while acquiring and integrating new acquisitions.

     From time to time, we have engaged in discussions with third parties concerning potential acquisitions of product lines, technologies and businesses. However, we currently have no commitments or agreements with respect to any such acquisition. If such an acquisition does occur, we cannot be certain that our business, operating results and financial condition will not be materially adversely affected.

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

Our international business operations expose us to a variety of business risks

     Foreign markets are a significant part of our net revenues. In the three and nine months ended September 30, 2001, foreign sales accounted for 73% and 64% of our sales, respectively. We expect foreign markets to continue to account for a significant percentage of our net revenues. A significant portion of our net revenues will, therefore, be subject to risks associated with foreign markets, including the following:

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

We have substantially increased our indebtedness

     In the third quarter of 2000, we sold in a private placement $460 million of 4.5% convertible notes due September 12, 2005. As a result, we incurred $460 million of additional indebtedness, substantially increasing our ratio of debt to total capitalization. In April 2001, we adopted a repurchase program for our convertible notes, and we may be repurchasing some of the notes from time to time at varying prices. During the nine months ended September 30, 2001, we repurchased $145.9 million of our convertible notes due September 12, 2005. Of that $145.9 million, we repurchased $63.7 million during the three months ended September 30, 2001. The timing and amount of any additional repurchases will depend on many factors, including, but not limited to, the prevailing market price of the notes and overall market conditions. We intend to fund additional repurchases of the notes, if any, from available cash, cash equivalents and short-term investments.

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

We may not be able to pay our debt and other obligations

     If our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the notes or our other obligations, we would be in default under the terms thereof, which would permit the holders of the notes to accelerate the maturity of the notes and also could cause defaults under future indebtedness we may incur. Any such default could have a material adverse effect on our business, prospects, financial condition and operating results. In addition, we cannot assure you that we would be able to repay amounts due in respect of the notes if payment of the notes were to be accelerated following the occurrence of an event of default as defined in the indenture. In April 2001, we adopted a repurchase program for our convertible notes, and we may be repurchasing some of the notes from time to time at varying prices. During the nine months ended September 30, 2001, we have repurchased $145.9 million of our convertible notes due September 12, 2005 of which $63.7 million was repurchased during the three months ended September 30, 2001. The timing and amount of any additional repurchases will depend on many factors, including, but not limited to, the prevailing market price of the notes and overall market conditions. We intend to fund additional repurchases of the notes, if any, from available cash, cash equivalents and short-term investments.

Our stock price is volatile

     The market for securities for high technology companies, including TranSwitch, has been highly volatile. The market sale price of our common stock has fluctuated between a low of $0.80 and a high of $74.69 during the period from June 19, 1995 to November 1, 2001. The closing price was $3.93 on November 8, 2001. It is likely that the price of the common stock will continue to fluctuate widely in the future. In September 2001, we adopted a repurchase program for up to 10% of our common stock. During the third quarter of 2001, we repurchased approximately one million shares of our common stock. We may continue to purchase some of our shares from time to time on the open market. Factors affecting the trading price of our common stock include:

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

Provisions of our certificate of incorporation, by-laws, stockholder rights plan and Delaware law may discourage takeover offers and may limit the price investors would be willing to pay for our common stock

     Delaware corporate law contains, and our certificate of incorporation and by-laws and shareholder rights plan contain, certain provisions that could have the effect of delaying, deferring or preventing a change in control of TranSwitch even if a change of control would be beneficial to our stockholders. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Certain of these provisions:

     . authorize the issuance of "blank check" preferred stock (preferred stock which our board of directors can create and issue without prior stockholder approval) with rights senior to those of common stock;
     .  prohibit stockholder action by written consent;
     . establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting; and
     .  dilute stockholders who acquire more than 15% of our common stock.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. We have no financial instruments that give us exposure to changes in foreign exchange rates or equity prices. We have investments in money market accounts, government securities and commercial paper that earn interest income based on current market rates. As a result, we have interest bearing securities that expose us to interest rate risk. For example, if interest rates were to decrease by one percentage point from their current levels, our potential interest income for the remainder of calendar year 2001 would decrease by approximately $1.1 million, assuming consistent outstanding balances. We have an insignificant amount of net revenues denominated in foreign currencies. A change in foreign currency exchange rates would not result in a significant impact to our financial position, cash flows or results of operations.

     At September 30, 2001, our long-term debt consists of convertible notes with interest at a fixed rate of 4.5%. Consequently, we do not have significant cash flow exposure on our convertible notes. Additionally, the fair value of the convertible notes is subject to significant fluctuation due to their convertibility into shares of TranSwitch common stock. A one percentage point change in the interest rate would have an indeterminable effect on the fair market value of our convertible debt. The fair market value of the convertible notes on September 30, 2001 was approximately $215 million.

PART II.  OTHER INFORMATION

Item 2. Changes in securities and use of proceeds

Onex Communications Corporation

     On September 21, 2001, we paid $20 million in cash and we issued under Regulation D of the Securities Act of 1933, as amended, 5,481,504 shares of common stock to the former stockholders of ONEX Communications Corporation, a Delaware corporation, in exchange for all of ONEX's outstanding stock. There were fewer than 35 unaccredited former ONEX stockholders and the unaccredited former ONEX stockholders were represented by a qualified "purchaser representative." We informed the former ONEX stockholders prior to the consummation of the transaction that the TranSwitch shares they would receive in exchange for their ONEX shares were not registered under the Securities Act and could not be resold without registration or an exemption therefrom. The former ONEX stockholders received shares of TranSwitch common stock bearing a restrictive legend. The former ONEX stockholders represented to us that they were acquiring the TranSwitch shares for their own account. A registration statement on Form S-3 covering the shares issued to the former ONEX stockholders was filed on September 28, 2001 (File No. 333-70508) but has not yet been declared effective.

Stockholder Rights Plan

     On October 1, 2001, our Board of Directors enacted a stockholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of our common stock outstanding at the close of business on October 1, 2001 to the stockholders of record on that date. Each stockholder of record as of October 1, 2001 received a summary of the rights and any new stock certificates issued after the record date contain a legend describing the rights. Each preferred share purchase right entitles the registered holder to purchase from us one one-thousandth of a share of our Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company, at a price of $50.00 per one one-thousandth of a Preferred Share, subject to adjustment, upon the occurrence of certain triggering events, including the purchase of 15% or more of our outstanding common stock by a third party. Until a triggering event occurs, our common stockholders have no right to purchase shares under the stockholder rights plan. If the right to purchase our preferred stock is triggered, our common stockholders will have the ability to purchase sufficient stock to significantly dilute the 15% or greater holder.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     Exhibit 2.1 Agreement and Plan of Reorganization, dated as of August 16, 2001, by and among TranSwitch, Opal Acquisition Corporation, Onex Communications Corporation and the other parties thereto (previously filed as Exhibit 2.1 to TranSwitch's registration statement on Form S-3 (File No. 333-70508) and incorporated by reference herein)

     Exhibit 2.2 Escrow Agreement, dated as of September 21, 2001, by and among TranSwitch, the Onex stockholders and State Street Bank and Trust

                    Company, N.A., as escrow agent (previously filed as Exhibit
                    2.2 to TranSwitch's registration statement on Form S-3 (File No. 333-70508) and incorporated by reference herein)

     Exhibit 2.3 Form of Investment Agreement, dated as of September 21, 2001, by and among TranSwitch Corporation and the Onex stockholders (previously filed as Exhibit 2.4 to TranSwitch's registration statement on Form S-3 (File No. 333-70508) and incorporated by reference herein)

     Exhibit 2.4 Form of Voting Agreement, dated as of September 21, 2001, by and among TranSwitch Corporation and the Onex stockholders (previously filed as Exhibit 2.5 to TranSwitch's registration statement on Form S-3 (File No. 333-70508) and incorporated by reference herein)

     Exhibit 3.1 Amended and Restated Articles of Incorporation of TranSwitch, as amended to date (filed herewith)

     Exhibit 4.1 Specimen stock certificate of TranSwitch common stock (filed herewith)

     Exhibit 4.2 Amended and Restated Articles of Incorporation of TranSwitch, as amended to date (filed as Exhibit 3.1 hereto)

     Exhibit 4.3 Registration Rights Agreement, dated September 21, 2001, by and among TranSwitch and the Onex stockholders (previously filed as Exhibit 2.3 to TranSwitch's registration statement on Form S-3 (File No. 333-70508) and incorporated by reference herein)

     Exhibit 4.4 Rights Agreement, dated as of October 1, 2001, between TranSwitch Corporation and Equiserve Trust Company, N.A., which includes the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares (previously filed as Exhibit 1 to TranSwitch's registration statement No. 0-25996 on Form 8-A filed on October 2, 2001 and incorporated by reference herein)

     Exhibit 4.5 1999 Stock Incentive Plan of Onex Communications Corporation (previously filed as Exhibit 4.2 to TranSwitch's registration statement on Form S-8 (File No. 333-70344) and incorporated by reference herein).

     Exhibit 4.6 Form of Incentive Stock Option Agreement under the 1999 Stock Incentive Plan of Onex Communications Corporation (previously filed as Exhibit 4.3 to TranSwitch's registration statement on Form S-8 (File No. 333-70344) and incorporated by reference herein).

      (b)Reports on Form 8-K

     The Company filed with the Securities and Exchange Commission on August 24, 2001, a Current Report on Form 8-K for the August 17, 2001 event reporting the public dissemination of a press release announcing the signing of a definitive agreement to purchase the outstanding stock of ONEX Communications Corporation.

     The Company filed with the Securities and Exchange Commission on October 2, 2001, a Current Report on Form 8-K for the September 17, 2001 event reporting the public dissemination of a press release announcing the that the Company's board of directors approved a stock repurchase program for up to 10% of the Company's outstanding shares.

     The Company filed with the Securities and Exchange Commission on October 2, 2001, a Current Report on Form 8-K for the September 24, 2001 event reporting the public dissemination of a press release announcing the that the Company completed its previously announced acquisition of ONEX Communications Corporation for $20 million in cash and approximately 6 million shares of common stock. This transaction closed on September 21, 2001.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TRANSWITCH CORPORATION
                                   (Registrant)

Date: November 13, 2001            /s/ Dr. Santanu Das
                                 ________________________________
                                   Dr. Santanu Das
                                   Chairman of the Board,
                                   President and Chief Executive
                                   Officer
                                   (Principal Executive Officer)

Date: November 13, 2001            /s/ Peter J. Tallian
                                 ________________________________
                                   Peter J. Tallian
                                   Senior Vice President and Chief
                                   Financial Officer and Treasurer
                                   (Principal Financial Officer and
                                   Principal Accounting Officer)

Exhibit Index

                               INDEX TO EXHIBITS

                            Description of Exhibit
                            ----------------------

2.1 Agreement and Plan of Reorganization, dated as of August 16, 2001, by and among TranSwitch, Opal Acquisition Corporation, Onex Communications Corporation and the other parties thereto (previously filed as Exhibit 2.1 to TranSwitch's registration statement on Form S-3 (File No. 333-70508) and incorporated by reference herein)

2.2 Escrow Agreement, dated as of September 21, 2001, by and among TranSwitch, the Onex stockholders and State Street Bank and Trust Company, N.A., as escrow agent (previously filed as Exhibit 2.2 to TranSwitch's registration statement on Form S-3 (File No. 333-70508) and incorporated by reference herein)

2.3 Form of Investment Agreement, dated as of September 21, 2001, by and among TranSwitch Corporation and the Onex stockholders (previously filed as Exhibit 2.4 to TranSwitch's registration statement on Form S-3 (File No. 333-70508) and incorporated by reference herein)

2.4 Form of Voting Agreement, dated as of September 21, 2001, by and among TranSwitch Corporation and the Onex stockholders (previously filed as Exhibit 2.5 to TranSwitch's registration statement on Form S-3 (File No. 333-70508) and incorporated by reference herein)

3.1 Amended and Restated Articles of Incorporation of TranSwitch, as amended to date (filed herewith)

4.1  Specimen stock certificate of TranSwitch common stock (filed herewith)

4.2 Amended and Restated Articles of Incorporation of TranSwitch, as amended to date (filed as Exhibit 3.1 hereto)

4.3 Registration Rights Agreement, dated September 21, 2001, by and among TranSwitch and the Onex stockholders (previously filed as Exhibit 2.3 to TranSwitch's registration statement on Form S-3 (File No. 333-70508) and incorporated by reference herein)

4.4 Rights Agreement, dated as of October 1, 2001, between TranSwitch Corporation and Equiserve Trust Company, N.A., which includes the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares (previously filed as Exhibit 1 to TranSwitch's registration statement
     No. 0-25996 on Form 8-A filed on October 2, 2001 and incorporated by reference herein)

4.5 1999 Stock Incentive Plan of Onex Communications Corporation (previously filed as Exhibit 4.2 to TranSwitch's registration statement on Form S-8 (File No. 333-70344) and incorporated by reference herein).

4.6 Form of Incentive Stock Option Agreement under the 1999 Stock Incentive Plan of Onex Communications Corporation (previously filed as Exhibit 4.3 to TranSwitch's registration statement on Form S-8 (File No. 333-70344) and incorporated by reference herein).