Form 10-K
period 2001-12-31
TRANSWITCH CORP /DE
filed 2002-03-22
CIK 944739

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2001

                  or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ___________ to ___________
                         Commission File Number 0-25996

                             TRANSWITCH CORPORATION
             (Exact name of Registrant as Specified in its Charter)

       Delaware                                         06-1236189
(State of Incorporation)                 (I.R.S. Employer Identification Number)

                             Three Enterprise Drive
                           Shelton, Connecticut 06484
          (Address of principal executive offices, including zip code)
                            Telephone (203) 929-8810

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.001 per share,
                    outstanding at March 15, 2002: 89,949,758
          Series A Junior Participating Preferred Stock Purchase Rights
  4 1/2% Convertible Notes due 2005 outstanding at March 15, 2002: $114,113,000

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

      The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based upon the closing sale price of common stock on March 15, 2002, as reported on the Nasdaq National Market, was approximately $301.3 million. Shares of common stock held by each executive officer and director and by each person who to the Company's knowledge owns 5% or more of the outstanding voting common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Parts of the following document are incorporated by reference in Part III of this Form 10-K Report:

      (1) Proxy Statement for Registrant's 2001 Annual Meeting of
Shareholders--Items 10, 11, 12 and 13.

================================================================================

Item 1. Business.

      The following description of our business should be read in conjunction with the information included elsewhere in this document. The description contains certain forward-looking statements that involve risks and uncertainties. When used in this document, the word "intend", "believe", "estimate", "plan", and "expect" and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements as a result of certain risk factors set forth elsewhere in this document. See also, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Factors That May Affect Future Results."

General

      We are a Delaware corporation incorporated on April 26, 1988, that designs, develops, markets and supports highly integrated digital and mixed-signal (analog and digital) semiconductor system-on-a-chip solutions for use in building emerging networks for telecommunications and data communications applications. Our very large-scale integrated (VLSI) semiconductor devices provide core functionality for communications network equipment. Our programmable VLSI solutions can be tailored by network equipment manufacturers to provide high levels of functionality for broadband communication networks and to implement value-added features, thus differentiating our products from competitive offerings. Our programmable VLSI solutions also accommodate new customer application requirements and protocol changes throughout the networking equipment life cycle. Our VLSI devices are compliant with Asynchronous/Plesiochronous Digital Hierarchy (Asynchronous/PDH), Synchronous Optical Network/Synchronous Digital Hierarchy (SONET/SDH) and Asynchronous Transfer Mode/Internet Protocol (ATM/IP) standards. We also offer products that combine multi-protocol capabilities on a single chip that can be programmed for multi-service applications. Our mixed-signal and digital design capability, in conjunction with our communications systems expertise, enables us to determine and implement optimal combinations of design elements for enhanced functionality. We believe that this approach permits our customers to achieve faster time-to-market and to introduce systems that offer greater functionality, improved performance, lower power dissipation, reduced system size and cost and greater reliability relative to discrete solutions.

      Our principal customers are Original Equipment Manufacturers (OEMs) that serve three market segments:

      o the worldwide public network infrastructure that supports voice and data communications;

      o the Internet infrastructure that supports the World Wide Web and other data services; and

      o corporate Wide Area Networks (WANs) that support voice and data information exchange within medium-sized and large enterprises.

      We have sold our VLSI devices to more than 400 customers worldwide. We sell our products through a worldwide direct sales force and a worldwide network of independent distributors and sales representatives.

Products and Applications

      We supply high-speed, broadband VLSI semiconductor devices to network systems OEMs that serve three market segments: the worldwide public network infrastructure that supports both voice and data communications, the Internet infrastructure that supports the World Wide Web and other data services and corporate WANs. As a system-on-a-chip innovation leader, our core competencies include:

      o an in-depth understanding of SONET/SDH, Asynchronous/PDH and ATM/IP standards;

      o     the ability to design complex mixed-signal high-speed VLSI devices;
            and

      o the capability to verify the design against our customers' requirements and industry standards through analysis, simulation, emulation, verification and certification.

      Our three product lines consist of (a) SONET/SDH, (b) Asynchronous/PDH and
(c) ATM/IP VLSI semiconductor devices. We believe that our chip-set approach and broad product coverage in all three product lines position us as a "one-stop source" for broadband communications VLSI products. Network equipment OEMs can mix and match our VLSI devices to optimally configure their specific systems. Our product lines can be combined to provide a cost-effective communication systems solution with increased functional integration and features while providing seamless integration of SONET/SDH, Asynchronous/PDH and ATM/IP for broadband network applications. In 2001, the prices for our products typically ranged from approximately $10 to $200 per device, depending on technology, volume, complexity and functionality.

      During the last few years, we extended our product family to provide seamless integration of Asynchronous/PDH, SONET/SDH and ATM/IP protocols on a single chip. The mix and match of protocols in these products enables our telecommunications and data communications OEMs to develop multi-service systems for access and transport applications.

SONET/SDH Products

      In the SONET/SDH area, we offer devices that provide a direct interface for fiber optic transmission in North America, Europe and Asia. Our mappers, which bridge the interconnections between SONET/SDH equipment and asynchronous equipment, allow DS-series and E-series transmission lines to be connected with SONET/SDH lines. These mappers transparently transport Asynchronous/PDH signals across the SONET/SDH network.

      Our current SONET/SDH products are used to build access equipment, add/drop multiplexers, digital cross connects and other telecommunication and data communications equipment. This equipment is configured for use in both domestic and international fiber-based public networks. Our SONET/SDH products have applications in Customer Premise Equipment (CPE), such as routers and hubs and in central offices, adding integrated fiber optic transmission capability to telephone switches.

Asynchronous/PDH Products

      Our Asynchronous/PDH products provide high-bandwidth connections and are used to configure transmission equipment for use in the public network. This equipment is used to increase the capacity of the copper-based public network. Our Asynchronous/PDH VLSI products also enable CPE, such as hubs and routers used in WANs and Local Area Networks (LANs), to access the public network for voice and data communications with similar products in other locations.

      Our Asynchronous/PDH products provide high levels of integration, as well as cost, power and performance benefits relative to discrete and competing integrated circuit solutions. Our Asynchronous/PDH VLSI products include devices that provide solutions for DS-0 through DS-3 and E-1 through E-3 transmission lines. This product line includes line interfaces, multiplexers, which combine multiple low-speed lines to form a higher speed line, as well as demultiplexers, which perform the reverse function. In addition, we offer framers, which are devices that identify the starting points of defined bit streams and enable systems to recognize the remaining bits.

ATM/IP Products

      Our ATM/IP family of products targets the core elements of ATM/IP-based multi-service access multiplexer systems. Our CellBus(R) is a system architecture for implementing ATM/IP access multiplexers and ATM/IP switching systems. The first two products incorporating our CellBus Technology were the CUBIT and CUBIT-Pro VLSI devices. Our CellBus Technology provides single-chip ATM/IP switching capability in access equipment. These products have been designed into many network system OEMs' solutions since late 1995, establishing CellBus as a significant technology in the global broadband network access market. Our ATM/IP products also include VLSI semiconductor devices for line interfacing and service adaptation functions.

Technology

      We believe that one of our core competencies is our personnels' knowledge of the telecommunications and data communications landscape. Specifically, our systems engineering personnel group possess substantial telecommunications and data communications design experience, as well as extensive knowledge of these relevant standards. This includes not only a thorough understanding of the actual written standards, but also an awareness of and appreciation for the nuances associated with these standards necessary for assuring that device designs are fully compliant. To date, we have been very successful in delivering VLSI devices that are standards compliant as we have insignificant warranty claims.

      Complementing our communications industry expertise is our VLSI design competence. Our VLSI design personnel have extensive experience in designing high-speed digital and mixed-signal devices for communications applications. These designs require a sophisticated understanding of complex technology, as well as the specifics of the deep submicron manufacturing processes and their resulting impact on device performance. We have developed a large number of VLSI blocks and intellectual property (IP) cores that operate under the demanding requirements of the telecommunications and data communications industries. These blocks and IP cores have been designed using standard VLSI-oriented programming languages such as Visic Hardware Descriptive Language (VHDL) and Verilog and verified with standard verification tools.

      We have developed proprietary tool sets, called "Test Benches", that facilitate on-time development of VLSI products and help assure that our products meet customer and standards requirements. These Test Benches consist of behavioral models of all applicable functions in a high level design environment and also include test signal generators and analyzers such as models of SONET/SDH signals. Systems engineers use Test Benches to test new architectural concepts, while VLSI designers use Test Benches to ensure that the device conforms to product specifications.

      We have invested significant resources in developing a multi-million gate system-on-a-chip architecture, with a high level of software functionality for our programmable products. Besides our ASPEN family, we have our PHAST (Programmable High Performance ATM/PPP (Point-to-Point Protocol)/TDM (Time Division Multiplexing) SONET/SDH Terminator) series of products that target simultaneous mapping and transport of ATM/PPP and TDM services over fiber optic networks. In addition, we have introduced the first product in a family of devices to provide complete channeled services for Access Networks. The T3BwP VLSI device supports both data and management planes with an on-chip Reduced Instruction Set Computing (RISC) processor supporting full standards based management and performance monitoring.

      We have enhanced our internal chip layout through the acquisition of experienced personnel through standard hiring practices and enhanced our design for test capability through the acquisition of Horizon Semiconductors, Inc., both of which have resulted in significant improvements in silicon efficiency and time-to-market. Our system-on-a-chip definition, architecture, verification expertise and design methodology ensure that hardware and software architectural trade-offs yield desired performance from our VLSI solutions. The system-on-a-chip performance, simulation, emulation, verification and stress testing, using Test Benches and test equipment, provides customers with wire speed services.

Marketing and Sales

      Our marketing strategy focuses on key customer relationships to promote early adoption of our VLSI devices in the products of market-leading communications equipment OEMs. Through our customer sponsorship program, OEMs collaborate on product specifications and applications while participating in product testing in parallel with our own certification process. This approach accelerates our customers' time-to-market delivery while enabling us to achieve early design wins for our products and derive non-recurring engineering expense support and volume forecasts for specific products from these sponsors.

      Our sales strategy focuses on worldwide suppliers of high-speed communications and communications-oriented equipment. These customers include telecommunications, data communications, Internet, customer premise, computing, process control and defense equipment vendors. In addition, we target emerging technology leaders in the communications equipment market that are developing next generation solutions for the telecommunications and data communications markets. We identify and address sales opportunities through our worldwide direct sales force and our worldwide network of independent distributors and sales representatives.

      Our worldwide direct sales force, technical support personnel and key engineers work together in teams to support our customers. We have technical support capabilities located in key geographical locations throughout the world as well as a technical support team at our headquarters as a backup to the field applications engineers.

      We have established foreign distributors and sales representative relationships in Australia, Benelux, Brazil, Canada, China, France, Germany, Great Britain, Israel, Italy, Japan, Korea, Spain, Sweden, Switzerland and Taiwan. We also sell our products through domestic distributors and a network of domestic sales representatives. We have regional sales and technical support capabilities in Boston, Massachusetts; Chicago, Illinois; San Jose, California; Morristown, New Jersey; Raleigh/Durham, North Carolina; Dallas, Texas; Ottawa, Ontario; Stockholm, Sweden; Paris, France; Rome, Italy; Berkshire, England; Hilversum, Netherlands; Brussels, Belgium; Tel Aviv, Israel; New Delhi, India; Singapore, Singapore; and Taipei, Taiwan, as well as at our headquarters facility in Shelton, Connecticut.

Customers

      We have sold our products and services to over 400 customers since shipping our first product in 1990. Our customers include public network systems OEMs that incorporate our products into telecommunications systems, WAN and LAN equipment OEMs, Internet-oriented OEMs, communications test and performance measurement equipment OEMs and government, university and private laboratories that use our products in advanced public network and WAN and LAN developments.

      Foreign net revenues, consisting primarily of shipments to customers in Europe and Asia, constituted 69%, 46% and 32% of net revenues in the years 2001, 2000 and 1999, respectively. Refer also to note 6 of our financial statements of our consolidated financial statements for additional detail about geographic sales.

      We sell our products through a worldwide direct sales force and through a worldwide network of distributors and sales representatives. The following tables set forth the percentage of net revenues attributable to all of our major distributors as well as the significant customers that had total purchases (either direct or through distributors) of greater than 10% of net revenues for the three years ended December 31, 2001:

                                                                                       Years ended December 31,
                                                                                   2001           2000         1999
                                                                              -------------------------------------------
Distributors:
      Insight Electronics, Inc.(1)............................................      24%            32%          33%
      Weone Corporation(2)....................................................      10%             *            *
      Unique Memec(3).........................................................      10%            16%           *
      Arrow Electronics, Inc.(4)..............................................       *              *           18%

Significant Customers:
      Siemens AG(3)...........................................................      21%             *            *
      Redback Networks, Inc.(1)...............................................      12%             *            *
      Samsung Corporation(2)..................................................      11%             *            *
      Lucent Technologies, Inc.(1)(5).........................................      11%            11%          16%
      Tellabs, Inc.(1)(4).....................................................       *             16%          13%
      Nortel Networks Corporation(1)(4).......................................       *              *           13%

(1) The end customers of the shipments to Insight Electronics, Inc. include Redback Networks, Inc. in 2001, Lucent Technologies, Inc. in 2001, 2000 and 1999, a portion of Tellabs, Inc. purchases in 2000 and a portion of Nortel Networks Corporation's purchases in 1999.

(2) The primary end customer of the shipments to Weone Corporation was Samsung Corporation in 2001.

(3) A portion of the shipments to Siemens AG were distributed through Unique Memec.

(4) The end customers of the shipments to Arrow Electronics, Inc. include Tellabs, Inc. in 1999 and 2000 as well as Nortel Networks Corporation in 1999.

(5) Shipments to Lucent Technologies, Inc. also includes those made to Ascend Communications, which was acquired by Lucent Technologies, Inc. during 1999.

*     Revenues were less than 10% of our net revenues in these years.

      A limited number of customers have accounted for a substantial portion of our net revenues. Shipments in 2001, 2000 and 1999 to our top five customers, including sales to distributors, accounted for approximately 64%, 66% and 72% respectively, of our net revenues. We expect that a limited number of customers may account for a substantial portion of the net revenues for the foreseeable future.

Research and Development

      We believe that the continued introduction of new products in our target markets is essential to our growth. As of December 31, 2001, we had 291 full-time employees engaged in research and development efforts. We have added 98 employees to our research and development staff since December 31, 2000. We employ designers who have the necessary engineering and systems qualifications and are experienced in software, mixed-signal, high-speed digital, telecommunications and data communications technologies. See Item 2 "Properties," for a listing of our design centers that are engaged in product development.

      Research and development expenditures for the years 2001, 2000 and 1999 were $49.3 million, $24.2 million, and $14.5 million, respectively. In 2001 and 2000, we also expensed $22.0 and $2.8 million of purchased in-process research and development related to the acquisitions of Opal Acquisition Corporation (formerly known as Onex Communications Corporation) (Onex) and TranSwitch Silicon Valley, Inc. (formerly known as Alacrity Communications, Inc.) (Alacrity), respectively.

      All development efforts are carried out using ISO 9001 certified design processes and the design tools and environment are continuously updated to improve design, fabrication and verification of products. From time to time, we subcontract design services and acquire products from third parties to enhance our product lines. Our internal research and development organization thoroughly reviews the external development processes and the design of these products as part of its quality assurance process.

Patents and Licenses

      We have ninety patents issued and eighty-eight patent applications pending worldwide. Of the ninety issued patents, one is co-owned by ECI Telecom Ltd. and one is co-owned by Siemens Telecommunications Systems Ltd. We have thirty-seven patents issued and nineteen patent applications pending in the United States. We have nine patents issued and nineteen patent applications pending in Canada. We have seven patents issued in Taiwan, with one patent being co-owned by Siemens Telecommunications Systems Ltd. We have four patents issued and twelve patents pending in the People's Republic of China and one patent pending in Hong Kong. We have five, two, five, four, three, two, one and one patents issued in the United Kingdom, Belgium, France, Germany, Italy, Sweden, Spain and Ireland, respectively. We also have two, seventeen and six patent applications pending in the United Kingdom, in selected countries in the European Patent Office (EPO) and under the Patent Cooperation Treaty (PCT). In addition, we have two patents issued and nine patent applications pending in Japan and eight patents issued and four patents pending in Israel. None of our domestic or foreign patents that have been issued will expire in the near future unless we choose not to pay renewal fees. Our oldest patent is not scheduled to expire for over six years.

      We cannot guarantee that our patents will not be challenged or circumvented by our competitors, and we cannot be sure that pending patent applications will ultimately be issued as patents. Under current law, patent applications in the United States filed before November 29, 2000 are maintained in secrecy until they are issued but applications filed after November 29, 2000 (and foreign applications) are generally published 18 months after their priority date, which is generally the filing date. The right to a patent in the United States is attributable to the first to invent, while in most jurisdictions the right to a patent is obtained by the first to file the patent application. We cannot be sure that our products or technologies do not infringe patents that may be granted in the future based upon currently pending non-published patent applications or that our products do not infringe any patents or proprietary rights of third parties. From time to time, we receive communications from third parties alleging patent infringement. If any relevant claims of third-party patents are upheld as valid and enforceable, we could be prevented from selling our products or could be required to obtain licenses from the owners of such patents or be required to redesign our products to avoid infringement. We cannot be assured that such licenses would be available or, if available, would be on terms acceptable to us or that we would be successful in any attempts to redesign our products or processes to avoid infringement. Our failure to obtain these licenses or to redesign our products would have a material adverse effect on our business.

      We also have been granted registration of 14 trade or service marks in the United States, and we have twelve more U.S. applications for trademarks awaiting approval. We have also obtained four trademark registrations under the European Community Trademark (ECT) procedure with three awaiting approvals for the ECT as well as Canada.

      Our ability to compete depends upon our ability to protect our proprietary information through various means, including ownership of patents, copyrights, mask work registrations and trademarks. While no intellectual property right of ours has been invalidated or declared unenforceable, we cannot assure that such rights will be upheld in the future. We believe that, in view of the rapid pace of technological change in the communication semiconductor industry, the technical experience and creative skills of our engineers and other personnel are the most important factors in determining our future technological success.

      We have entered into various license agreements for product or technology exchange. The purpose of these licenses has, in general, been to obtain second sources for standard products or to convey or receive rights to certain proprietary or patented cores, cells or other technology.

      We sell our products into the telecommunications and data communications industries, in which products are subject to various standards that are agreed upon by recognized industry standards committees. Where applicable, we design our products to be in conformity with these standards. We have received and expect to continue to receive, in the normal course of business, communications from third parties stating that if certain of our products meet a particular standard, these products may infringe one or more patents of that third party. We will review the circumstances of each communication, and, in our discretion and upon the advice of legal counsel, have taken or may take in the future one of the following courses of action: we may negotiate payment for a license under the patent or patents that may be infringed, we may use our technology and/or patents to negotiate a cross-license with the third party or we may decline to obtain a license on the basis that we do not infringe the claimant's patent or patents, or that such patents are not valid, or other bases. We cannot assure that licenses for any of these patents will be available to us on reasonable terms or that we would prevail in any litigation seeking damages or expenses from us or to enjoin us from selling our products on the basis of any of the alleged infringements.

Manufacturing and Quality

      Our manufacturing objective is to produce reliable, high-quality devices cost-competitively. To this end, we seek to differentiate ourselves by:

      o     maximizing the reliability and quality of our products;

      o     achieving on-time delivery of our products to our customers;

      o minimizing capital and other resource requirements by subcontracting capital-intensive manufacturing; and

      o achieving a gross margin commensurate with the value of our products.

      Established independent foundries manufacture all of our VLSI devices. This approach permits us to focus on our design strengths, minimize fixed costs and capital expenditures and access diverse manufacturing technologies. Currently, we utilize seven foundries to process our wafers of which four are governed by foundry agreements: Texas Instruments Incorporated (TI), LSI Logic Corporation (LSI), IBM Microelectronics (a division of IBM) and Taiwan Semiconductor Manufacturing Company Limited (TSMC). Foundries are required to have qualified and reliable processes. The selection of a foundry for a specific device is based on availability of the required process technology and the foundry's capability to support the particular set of tools used by us for that device. Currently, TI manufactures all of our Bipolar Complementary Metal Oxide Semiconductor (BiCMOS) devices. We have no agreements with any other foundries.

      Various independent subcontractors and foundry suppliers perform assembly and testing functions. Additionally, certain testing and inspection functions are performed at our facility in Shelton, Connecticut.

      TUV Rheinland of North America, Inc. registers us as complying with the requirements of ISO 9001.

Acquisitions

      While some of the next generation products we introduce are based on technologies that we develop ourselves, we have filled some of our technology gaps through acquisitions. The following is a table that summarizes technology and skills we obtained through acquisitions of stand-alone companies during the three years ended December 31, 2001.

              Acquired Company                      Date Acquired                     Technology / Skill Acquired
---------------------------------------------------------------------------------------------------------------------------------
Easics NV                                             May 2000         Design methodology/design resources

TranSwitch Silicon Valley, Inc.                      August 2000       ATM  Switching, design resources, Astrix and Sertopia
   (formerly known as Alacrity                                         products
   Communications, Inc.)

ADV Engineering S.A.                                January 2001       Telecom VLSI design/software resources

Horizon Semiconductors, Inc.                        February 2001      Built-in self-test technology/CAD resources

Opal Acquisition Corporation                       September 2001      Multi-protocol, high-speed switching products/design
   (formerly known as Onex                                             resources
   Communication Corporation)

Investments in Non-Publicly Traded Companies

      We will, from time-to-time, make investments of less than 20% in early stage venture-backed, start-up companies that develop technologies that are complementary to our product roadmap. The following is a table that summarizes the investments we have made and their related technologies during the three years ended December 31, 2001.

                                            Initial
                                           Investment
       Investee Company                       Date                                 Technology
------------------------------------------------------------------------------------------------------------------------------
OptiX Networks, Inc.                      February 2000       10 Gb/s and 40 Gb/s SONET/SDH framing devices

Intellectual Capital for                  December 2000       Next generation wireless base station VLSI devices
   Integrated Circuits, Inc.

Systems On Silicon, Inc.                   January 2001       Integrated access products with voice over packet capability

TeraOp (USA), Inc.                           May 2001         Optical switching devices based on MEMS technology

Accordion Networks, Inc.                  December 2001       Carrier class broadband multi-service access systems

      A summary of each of these businesses including their locations and our ownership percentage follows. We are including our direct ownership, which is comprised of TranSwitch, and indirect ownership which is comprised of employees and directors of TranSwitch or held by GTV Capital, L.P., an limited partnership in which we have an investment.

      Systems On Silicon, Inc. (SOSi) is a Delaware corporation with offices in Monmouth Junction, New Jersey. The company is developing highly integrated VLSI solutions leveraging its proprietary Voice over Packet technology into highly integrated, systems level solutions that address the requirements of converged networks with an initial focus on the intelligent integrated access device. TranSwitch Corporation owns directly and indirectly an aggregate of 10.2% of the outstanding shares of Systems On Silicon, Inc.

      OptiX Networks, Inc. is a Delaware corporation with offices in Weston, Massachusetts and a research and development center in Kfar Saba, Israel. OptiX Networks is developing VLSI devices in advanced technologies for the broadband optical backbone, interoffice and metro area communications. Initial products will focus on 10 Gb/s and 40 Gb/s SONET/SDH framing. TranSwitch Corporation directly and indirectly owns an aggregate of 19.0% of the outstanding shares of OptiX Networks, Inc.

      TeraOp (USA), Inc. is a Delaware corporation with a research and development center in Magshimim, Israel. TeraOp designs Micro Electro Mechanical Systems (MEMS) based optical crossbars for next generation core, metro, storage switches and routers. TranSwitch Corporation directly and indirectly owns an aggregate of 12.1% of the outstanding shares of TeraOp (USA), Inc.

      Accordion Networks, Inc. is a California corporation with offices in Milpitas, California. Accordion designs and supplies broadband services platforms designed to allow service providers to remotely activate, personalize and manage bandwidth-intensive applications. Accordion's target market is metro area telecommunications and data communications providers. TranSwitch Corporation directly and indirectly owns an aggregate of 9.5% of the outstanding shares of Accordion Networks, Inc.

      Intellectual Capital for Integrated Circuits, Inc. (IC4IC) is a Delaware corporation with offices in Yokneam Illit, Israel. IC4IC specializes in the designing, developing and marketing of VLSI solutions serving the wireless Internet market segment for multi-access platform. TranSwitch Corporation directly and indirectly owns an aggregate of 17.8% of the outstanding shares of IC4IC.

      We do not have any obligation to participate in future rounds of financing of the above companies although we do have a right of first refusal to purchase additional securities offered by the above companies. We do not have any commitments to acquire or merge with any of the companies that we have investments in. Additionally, we do not have a right of first refusal to acquire these companies. Our rights are consistent with the rights of all shareholders in the class of stock that we have purchased.

      In fiscal 2001, we also invested in GTV Capital, L.P., which is a partnership in the business of making, supervising and disposing of capital investments in equity or equity-related securities in companies engaged in high-technology industries. The partnership focuses on seed and early-stage investments in communication infrastructure technology companies including wireless and optical systems technology, storage and related semiconductor technology, and media convergence technology. We have a 48% ownership interest in this partnership and we account for it under the equity method.

Competition

      The communication semiconductor industry is intensely competitive and is characterized by the following:

      o rapid technological change in design tools, wafer-manufacturing technologies, process tools and alternate networking technologies;

      o     availability of fabrication capacity;

      o     price erosion;

      o     unforeseen manufacturing yield problems; and

      o     heightened international competition in many markets.

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

      Our principal competitors in the Asynchronous/PDH and SONET/SDH areas are Applied Micro Circuits Corporation, Conexant Systems, Inc., Cirrus Logic, Inc., Maxim Integrated Products Inc., Infineon Technologies, Exar Corporation, Agere Systems, PMC-Sierra Inc., Texas Instruments, Inc., TriQuint Semiconductor, Inc., Vitesse Semiconductor Corporation and Broadcom Corporation. In addition, there are a number of ASIC vendors, including AMI Semiconductor, LSI Logic Corp. and STM Microelectronics Group, that compete with us by supplying customer-specific products to OEMs. In the ATM market, the principal competitors include all the vendors mentioned above and, in addition, Advanced Micro Devices, Inc. and Intel Corporation. Numerous other domestic and international vendors have announced plans to enter into this market.

      We believe that the principal bases of competition include:

      o     product functionality;

      o     product definition;

      o     product design;

      o     test capabilities;

      o     reliability/quality;

      o     technical support;

      o     price;

      o     time-to-market;

      o     reputation for quality; and

      o     financial stability.

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

Backlog

      As of December 31, 2001, our backlog was $4.0 million, as compared to $66.5 million as of December 31, 2000. Backlog represents firm orders anticipated to be shipped within the next 12 months. Our business and, to a large extent, that of the entire communication semiconductor industry, is characterized by short-term order and shipment schedules. Since orders constituting our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty, backlog is not necessarily an indication of future revenue. During 2001, many of our customers experienced decreased demand, order cancellations or postponements and had accumulated significant inventories of our products.

Item 2. Properties.

      Our headquarters are located in a suburban office park in Shelton, Connecticut. We have additional sales offices and design centers located throughout the world. The following is a summary of our offices and locations for which we have lease commitments of greater than one year:

              Location                                Business Use                 Square Footage  Lease Expiration Dates
--------------------------------------------------------------------------------------------------------------------------
Shelton, Connecticut(1)         Corporation Headquarters, Product                     181,711          October 2007 -
                                    Development, Operations, Sales,                                      April 2117
                                    Marketing and Administration
Raleigh, North Carolina         Product Development                                     6,604           October 2005
Stoneham, Massachusetts(2)      Product Development and Sales Support                   8,924          September 2005
Bedford, Massachusetts          Product Development                                    17,907          September 2003
Milpitas, California            Product Development, Sales and Sales Support            8,800            July 2003
Taipei, Taiwan                  Sales Support                                           2,500         Less then 1 Year
New Delhi, India                Product Development                                    14,000         Less then 1 Year
Eclubens, Switzerland           Product Development                                     2,640         Less then 1 Year
Leuven, Belgium                 Product Development, Sales and Sales Support            7,400         Less then 1 Year
Toulouse, France                Product Development                                     4,200         Less then 1 Year

      Notes

      Refer to note 13 of our consolidated financial statements for additional disclosures regarding our commitments under lease obligations. Also, refer to note 11 of our consolidated financial statements regarding our restructuring charges during fiscal 2001 as we have recorded charges during the year for future rent payments relating to excess office space.

      (1) Of the space being leased in Shelton, Connecticut, approximately 114,000 feet is considered excess for which we have taken a restructuring charge for in 2001. A portion of this space is currently being sublet.

      (2) We have exited the facility in Stoneham, Massachusetts effective December 31, 2001 and have transitioned the staff and business functions to our Bedford, Massachusetts facility.

Item 3. Legal Proceedings

      We are not party to any material litigation proceedings.

Item 4. Submission of Matters to a Vote of Security-Holders.

      We did not submit any matters to a vote of our security-holders during the three months ended December 31, 2001.

                                     PART II

Item 5. Market for Registrants' Common Equity and Related Stockholder Matters

      Our common stock is traded on the Nasdaq National Market under the symbol "TXCC". The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the Nasdaq National Market. The prices set forth below reflect a 3-for-2 stock split in the form of a dividend effected on June 8, 1999, a 3-for-2 stock split in the form of a dividend effected on January 11, 2000, and 2-for-1 stock split in the form of a dividend effected on August 10, 2000.

                                                              High          Low
                                                              ----          ---
Year Ended December 31, 2000:
      First Quarter.....................................     $67.25       $19.21
      Second Quarter....................................     $48.75       $22.56
      Third Quarter.....................................     $67.86       $33.19
      Fourth Quarter....................................     $74.69       $24.50

Year Ended December 31, 2001:
      First Quarter.....................................     $55.75       $12.00
      Second Quarter....................................     $20.35        $6.69
      Third Quarter.....................................     $10.75        $2.80
      Fourth Quarter....................................      $6.38        $2.15

      As of March 15, 2002 there were approximately 557 holders of record and approximately 41,000 beneficial shareholders of our common stock.

      We have never paid cash dividends on our common stock. We currently intend to retain earnings for use in our business and do not anticipate paying any cash dividend in the foreseeable future. Any future declaration and payment of dividends will be subject to the discretion of our Board of Directors, will be subject to applicable law and will depend upon our results of operations, earnings, financial condition, contractual limitations, cash requirements, future prospects and any other factors deemed relevant by our Board of Directors.

Item 6. Selected Financial Data

      The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of this Form 10-K. The selected statement of operations data as well as the selected balance sheet data presented below are derived from our consolidated financial statements, which have been audited by KPMG LLP, our independent auditors, and together with their report thereon are included in Item 8 of this Form 10-K. Historical periods have been restated to reflect the share-for-share exchange accounted for as a pooling of interests with Easics NV in May 2000.

Amounts presented in thousands, except per share data                         Years ended December 31,
                                                                --------------------------------------------------
                                                                  2001        2000       1999      1998      1997
                                                                --------    --------   -------   -------   -------
Selected Statement of Operations Data:
Net revenues ................................................   $ 58,682    $155,083   $73,533   $45,993   $28,802
Gross (loss) profit .........................................     (1,799)    108,936    48,323    28,719    17,000
Income (loss) before extraordinary gain .....................    (99,557)     38,355    25,334     6,157    (1,722)
Extraordinary gain from repurchase of 4 1/2% convertible
  notes due 2005, net of income taxes of $13,214 ............     22,093          --        --        --        --
                                                                --------------------------------------------------
Net income (loss)(1) ........................................   $(77,464)   $ 38,355   $25,334   $ 6,157   $(1,722)
                                                                ==================================================
Basic earnings (loss) per share before extraordinary gain
  (1)(2)(3)(4) ..............................................   $  (1.14)   $    .47   $   .33   $   .10   $  (.03)
Basic earnings (loss) per share(1)(2)(4) ....................   $   (.89)   $    .47   $   .33   $   .10   $  (.03)
Diluted earnings (loss) per share(1)(2)(3)(4) ...............   $   (.89)   $    .44   $   .31   $   .09   $  (.03)
Shares used in calculation of basic earnings (loss) per
  Share(2)(4) ...............................................     86,904      81,681    76,676    63,174    55,190
Shares used in calculation of diluted earnings (loss) per
  Share(2)(3)(4) ............................................     86,904      87,559    81,596    67,482    55,190

                                                                            December 31,
                                                        --------------------------------------------------
                                                          2001       2000       1999       1998      1997
                                                        --------   --------   --------   -------   -------
Selected Balance Sheet Data:
Cash, cash equivalents and short-term investments ...   $409,592   $564,124   $ 75,802   $27,903   $22,169
Working capital .....................................   $402,007   $592,934   $ 92,439   $34,286   $26,313
Long-term investments ...............................   $ 26,582   $ 54,183   $ 36,003        --        --
Total assets ........................................   $618,711   $741,630   $162,067   $50,175   $38,125
4 1/2% Convertible Notes due 2005 ...................   $314,050   $460,000         --        --        --
Total stockholders' equity ..........................   $252,440   $257,739   $152,138   $41,255   $30,584

(1) Net loss for fiscal 2001 includes one-time charges for excess inventories of $39.2 million, restructuring of $32.5 million and asset impairments of $1.7 million. In fiscal 2001, we recorded a valuation allowance on certain deferred tax credit carryforwards from which we expect to no longer realize a future tax benefit. This resulted in a deferred tax expense for the year ended December 31, 2001 of $3.2 million. In fiscal 1999, we reversed a valuation allowance for deferred tax assets, which contributed to the recognition of a tax benefit of $2.8 million for the year ended December 31, 1999.

(2) Revised to reflect a 3-for-2 stock split in the form of a dividend on June 8, 1999, a 3-for-2 stock split in the form of a dividend on January 11, 2000 and a 2-for-1 stock split in the form of a dividend on August 10, 2000.

(3) For purposes of calculating diluted earnings (loss) per share in 2000 and 2001, the assumed conversion of 4 1/2% Convertible Notes due 2005 is not taken into consideration as it is anti-dilutive.

(4) Diluted loss per share amounts for the years ended December 31, 2001 and 1997 are the same as basic. Because we recorded a net loss in each of these years, the assumed exercise of dilutive securities would be anti-dilutive.

Computation of Ratio of Earnings to Fixed Charges:

                                                                                   Years ended December 31,
                                                                     ---------------------------------------------------
Amounts presented in thousands                                          2001        2000      1999     1998       1997
                                                                     ---------    -------   -------   ------    -------
Earnings:
   Income (loss) before income taxes and extraordinary gain(1) ...   ($138,407)   $62,738   $22,522   $6,544    $(1,621)
Add:
   Fixed charges as described below ..............................      23,994      8,988       380      395        439
                                                                     ---------------------------------------------------
                                                                     ($114,413)   $71,726   $22,902   $6,939    $(1,182)
                                                                     ===================================================

Ratio of earnings to fixed charges ...............................        (4.8)       8.0      60.3     17.6       (2.7)
                                                                     ===================================================

Fixed charges:
   Interest expense ..............................................   $  20,613    $ 7,472   $    35   $  143    $   208
   Amortization of costs related to indebtedness .................   $   2,647    $ 1,088        --       --         --
   Estimated interest factor in rent expense(2) ..................         734        428       345      252        231
                                                                     ---------------------------------------------------
                                                                     $  23,994    $ 8,988   $   380   $  395    $   439
                                                                     ===================================================

(1) The deficiency in earnings to fixed charges is $162.4 million for the year ended December 31, 2001 and $2.1 million for the year ended December 31, 1997.

(2) The interest factor in rent expense is estimated as one-third of rental expense.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. When used in this report, the words, "intend", "anticipate", "believe", "estimate", "plan" and "expect" and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Certain Factors That May Affect Future Results" and elsewhere in this report. You should read this discussion in conjunction with the consolidated financial statements and the notes thereto included in this report.

Significant Accounting Policies and Use of Estimates

      Our financial statements and related disclosures, which are prepared to conform with accounting principles generally accepted in the United States of America, require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the period reported. We are also required to disclose amounts of contingent assets and liabilities at the date of the financial statements. Our actual results in future periods could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

      We consider the most significant estimates in our consolidated financial statements to be those surrounding: (1) revenues, cost of revenues and gross profit; (2) reserves for excess inventories; (3) valuation of deferred tax assets; (4) valuation and impairment of goodwill, other intangibles and long-lived assets; and (5) estimated restructuring reserves. The accounting policies, basis for these estimates and potential impact to our consolidated financial statements, should any of these estimates change, are further described as follows:

Revenues, Cost of Revenues and Gross Profit. Net revenues are comprised of product shipments, principally to domestic and international telecommunications and data communications OEMs and to distributors. Net revenues from product sales are recognized at the time of product shipment when the following criteria are met: (1) title and risk of loss transfers to the customer; (2) the selling price is fixed or determinable; and (3) collectibility is reasonably assured. Agreements with certain distributors provide price protection and return and allowance rights. With respect to revenues to our distributors the: (1) prices are fixed at the date of shipment from our facilities; (2) payment is not contractually or otherwise excused until the product is resold; (3) we do not have any obligations for future performance relating to the resale of the product; and (4) the amount of future returns, allowances, refunds and costs to be incurred can be reasonably estimated and are accrued at the time of shipment.

      At the time of shipment, we record a liability against our gross revenues for price protection, sales allowances and potential returns. This liability is established based on historical experience, contractually agreed to provisions and future shipment forecasts. As of December 31, 2001, we had established liabilities totaling $2.3 million for future returns, price protection and allowances related to sales which were recorded during fiscal 2001. Should our actual experience differ from our estimated liabilities, there could be adjustments (either favorable or unfavorable) to our net revenues, cost of sales and gross margins.

      We warranty our products for up to one year from the date of shipment. A liability is recorded for estimated claims to be incurred under product warranties and is based primarily on historical experience. Estimated warranty expense is recorded as cost of revenues when products are shipped. As of December 31, 2001, we had a warranty liability established in the amount of $0.2 million, which is included in accrued expenses on the consolidated balance sheet. Should future warranty claims differ from our estimated current liability, there could be adjustments (either favorable or unfavorable) to our cost of sales. Any adjustments to cost of sales could also impact future gross margins.

Reserves for Excess Inventories. We periodically review our inventory levels to determine if inventory is stated at the lower of cost or our net realizable value. Due to the severe downturn in the telecommunications and data communications industry, we evaluated our inventory position based on known backlog of orders, projected sales and marketing forecasts, shipment activity and inventory held at our significant distributors. As a result of current and anticipated business conditions, as well as lower than anticipated demand, we recorded a provision for excess inventories during the year ended December 31, 2001 of approximately $39.2 million. We currently do not anticipate the excess inventories subject to this provision will be used at a later date based upon our current demand forecast. Should our future demand exceed the estimates that we used in reserving for excess inventories, then we will recognize a favorable impact to cost of sales and gross margin. Should demand fall below our current expectations, then we may establish additional inventory reserves which will result in a negative impact to cost of sales and gross margins. Any future changes to our inventory reserves for excess inventories will be disclosed in the notes of our consolidated financial statements.

Valuation of Deferred Tax Assets. Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is more likely than not that we will not be able to utilize deferred income tax assets in the future, then a valuation allowance is established. At December 31, 2001, we had deferred income tax assets, net of valuation allowances of $68.6 million. We estimate that we will generate operating income in future periods and will be able to use our deferred income tax assets before they expire to offset future income tax liabilities. Should our actual results differ from our current forecasts then we may need to establish an additional valuation allowance, thereby reducing future income tax benefits and reducing future net income or increase in future net loss.

Valuation and Impairment of Goodwill, Other Intangibles and Long-Lived Assets. We review long-lived assets, goodwill and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that an intangible or long-lived asset should be evaluated for possible impairment, an estimate of the related asset's undiscounted future cash flows over the remaining life of the asset will be made to measure whether the carrying value is recoverable. Any impairment is measured based upon the excess of the carrying value of the asset over its estimated fair value which is generally based on an estimate of future discounted cash flows. A significant amount of management judgment is used in estimating future discounted cash flows. At December 31, 2001 we had goodwill, other intangibles and long-lived assets on our consolidated balance sheet totaling $88.2 million. Should our business or market conditions vary from our current expectations, then we may not be able to realize the carrying value of these assets and will record an impairment charge at that time.

Estimated Restructuring Reserves. As mentioned below and in note 11 of our consolidated financial statements, we recorded restructuring charges totaling $32.5 million during fiscal 2001. At December 31, 2001 the restructuring liabilities that remain totaled $29.9 million on our consolidated balance sheets. Of this amount, $3.0 million is related to employee termination benefits that we expect to pay in early 2002. The remaining $26.9 is related to estimated future payments, primarily for rent and related operating expenses, due over the next fifteen years. Certain assumptions went into this estimate including future maintenance costs, price escalation and sublease income derived from these facilities. Should we negotiate additional subleases or reach a settlement with our landlords to be released from our existing obligations, then we could realize a favorable benefit to our results of future operations. Should future lease, maintenance or other costs related to these facilities exceed our estimates, then we could incur additional expense in future periods.

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

      Our principal customers are OEMs that serve three market segments:

      . the worldwide public network infrastructure that supports voice and data communications;

      . the Internet infrastructure that supports the World Wide Web and other data services; and

      . corporate WANs that support voice and data information exchange within medium-sized and large enterprises.

      We have sold our VLSI devices to more than 400 customers worldwide. We sell our products through a worldwide direct sales force and a worldwide network of independent distributors and sales representatives.

      We conduct our business in foreign markets with approximately 69% of our net sales in fiscal 2001 coming from overseas. The countries that account for the majority of this percentage include Germany, China, United Kingdom, Korea and Israel.

      We work with network equipment OEMs during their system design phase with the goal of having our products designed into the OEMs' products. Our sales cycle often extends beyond one year because of the long lead times between an OEM's design to the start of volume shipments. We incur product research and development expenses well before the generation of substantial net revenues from product shipments to OEMs. A significant portion of our net revenues have been, and are anticipated to be, shipped into foreign markets. Substantially all of our foreign net revenues are currently denominated in U.S. dollars. Our cost of revenues consists primarily of the purchase cost of finished VLSI devices produced by third-party semiconductor manufacturers. We intend to continue to outsource all of our VLSI device fabrication requirements.

      Our operating results are subject to quarterly and annual fluctuations as a result of several factors that could materially and adversely affect profitability, as discussed below in "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS".

Results of Operations

      The results of operations which follow should be read in conjunction with our significant accounting policies and estimates summarized above as well as our consolidated financial statements and notes thereof contained in Item 8 of this report.

      The following table sets forth certain consolidated statements of operations data as a percentage of net revenues for the periods indicated.

                                                             Years ended December 31,
                                                             ------------------------
                                                               2001    2000   1999
                                                               ----    ----   ----
Net revenues                                                    100%    100%   100%

Cost of revenues                                                 36%     30%    34%
Cost of revenues - provision for excess inventories              67%     --     --
                                                               ----     ---    ---

Gross (loss) profit                                              (3%)    70%    66%

Operating expenses:
    Research and development                                     84%     15%    20%
    Marketing and sales                                          38%     13%    16%
    General and administrative                                   15%      4%     5%
    Amortization of goodwill and purchased intangible assets      4%     --     --
    In-process research and development                          37%      2%    --
    EASICS NV merger costs                                       --       1%    --
    Restructuring charges                                        56%     --     --
    Asset impairments                                             3%     --     --
                                                               ----     ---    ---
Total operating expenses                                        237%     35%    41%
                                                               ----     ---    ---
Operating (loss) income                                        (240%)    35%    25%
                                                               ====     ===    ===

COMPARISON OF FISCAL YEARS 2001 AND 2000

      Net Revenues. The following table summarizes our revenue mix by product line for the three years ended December 31, 2001:

                                            Years ended December 31,
                                       --------------------------------
                                       2001          2000          1999
                                       ----          ----          ----
        SONET/SDH                       56%           59%           57%
        Asynchronous/PDH                13%           18%           29%
        ATM/IP                          31%           23%           14%
                                       ---           ---           ---
        Total                          100%          100%          100%

      Net revenues for the year ended December 31, 2001 decreased by $96.4 million, or 62%, over fiscal 2000. The decrease in absolute dollars was distributed across all three of our product lines. The decrease in SONET/SDH was not as significant as the decrease in Asynchronous/PDH and ATM/IP product lines. These decreases were primarily related to a decline in volumes shipped over prior comparable periods. We believe that the significant decline in revenues is part of an industry wide condition where end-users of our products (telecommunications and data communications OEMs) found themselves with too much inventory during a time of declining demand and depressed market conditions. As a result, the product mix percentage mentioned above is not consistent with historical trends. Given the lack of visibility in the current market, we cannot predict when, and to the extent that, historical product mix percentages will return. Our customer base during the year ended December 31, 2001 has remained relatively constant compared to the prior year, although our customers are ordering substantially less product due to market conditions.

      International net revenues represented approximately 69% of net revenues for fiscal 2001, compared with approximately 46% in fiscal 2000. The increase in the percentage of international net revenues to total net revenues during fiscal 2001 is due to the fact that the telecommunication and data communications markets have experienced a more significant decline in the United States than in international markets.

      Gross Profit. Gross profit for the year ended December 31, 2001 decreased by $110.7 million, or 102%, over the prior year. The decrease of gross profit dollars and the percentage of net revenues is the result of lower net revenues for the comparable period, shift in product mix and the provision for excess inventories of $39.2 million which was recorded in 2001. Our gross profit, excluding the excess inventory provision, was $37.4 million, or a 64% gross margin, for fiscal 2001 compared to $108.9 million, or 70% gross margin, for fiscal 2000. The decrease in gross margin percentage is due to a change in product mix sold during 2001 over the previous year.

      Research and Development. Research and development expenses for the year ended December 31, 2001 increased by $25.1 million, or 104%, over the prior year from $24.2 million to $49.3 million. This increase in absolute dollars is the result of acquisitions during 2001 and continued investment in personnel, depreciation, software and related tools to develop next generation telecommunication and data communication products. As a percentage of net revenues, our research and development costs increased as we continued investing in the design and development of future products notwithstanding the fact that current product shipments have declined due to industry conditions. We have monitored our sales volumes and expense run rates closely and, as a result, took two restructuring actions in 2001 which we expect will reduce research and development costs. We currently believe that the level of personnel and other fixed costs in the research and development area is appropriate based on our expectation of sales growth from new products in future periods. We will continue to closely monitor both our costs and our growth expectations in future periods and will take actions as market conditions dictate. There can be no assurances that future acquisitions, market conditions or unforeseen events will not cause our expenses to rise in future periods.

      Marketing and Sales. Marketing and sales expenses for the year ended December 31, 2001 increased by $1.7 million, or 8%, over the prior year from $20.5 million to $22.2 million. This increase includes increased provisions for doubtful customer accounts by approximately $1.0 million during the fiscal year 2001 as we specifically identified customer collection risks that exist in light of the current general economic weakness in the communication semiconductor industry. We also added sales and marketing personnel and infrastructure during fiscal 2001. We have monitored our sales volumes and expense run rates closely and, as a result, took two restructuring actions in 2001 which we expect will reduce sales and marketing costs in the future. We currently believe that the level of personnel and other fixed costs in the sales and marketing area is appropriate based on our expectation of sales growth from new products in future periods. We will continue to closely monitor both our costs and our growth expectations in future periods and will take actions as market conditions dictate. There can be no assurances that future acquisitions, market conditions or unforeseen events will not cause our expenses to rise in future periods.

      General and Administrative. General and administrative expenses for the year ended December 31, 2001 increased by $3.4 million, or 60%, over the prior year from $5.6 million to $9.0 million. The increase in absolute dollars was the result of acquisitions, and increases in personnel, legal and professional fees and our continued infrastructure investment in the general and administrative area. As a percentage of net revenues, our general and administrative costs increased since the fixed components of these costs do not fluctuate with net revenues which decreased during fiscal 2001. We have monitored our sales volumes and expense run rates closely and, as a result, took two restructuring actions in 2001 which we expect will reduce general and administrative costs in the future. We currently believe that the level of personnel and other fixed costs in the general and administrative area is appropriate based on our expectation of sales growth from new products in future periods. We will continue to closely monitor both our costs and our growth expectations in future periods and will take actions as market conditions dictate. There can be no assurances that future acquisitions, market conditions or unforeseen events will not cause our expenses to rise in future periods.

      Amortization of Goodwill and Purchased Intangible Assets. Amortization of goodwill and purchased intangible assets for the year ended December 31, 2001 increased by, $2.1 million or 545%, over the prior year. This expense is related to business combinations of Alacrity, ADV Engineering and Horizon Semiconductors accounted for as purchases in August 2000, January 2001 and February 2001, respectively. For the comparable period of the prior year the only amortization was that of Alacrity acquired in August 2000. The increase as a percentage of net revenues for the year ended December 31, 2001, compared to fiscal 2000, is due to the increase of goodwill and purchased intangibles during fiscal 2001 and the decline in net revenues compared to the prior year.

      We adopted the recently issued accounting pronouncements SFAS 141, Accounting for Business Combinations, and adopted SFAS 142, Accounting for Intangibles, effective January 1, 2002, at which time all future amortization of goodwill will cease. We will be required to review goodwill and purchased intangibles for impairment, at a minimum, annually.

      Purchased In-Process Research and Development. During the year ended December 31, 2001, we recorded a charge for in-process research and development (IPR&D) of $22.0 million related to our purchase of Onex in September 2001. During the year ended December 31, 2000 we recorded a charge for in-process research and development of $2.8 million related to our purchase of Alacrity Communications in August 2000.

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

      These forecasted cash flows were then discounted based on rates derived from our weighted average cost of capital, weighted average return on assets and venture capital rates of return adjusted upward to reflect additional risks inherent in the development life cycle. The risk adjusted discount rates used involved consideration of the characteristics and applications of each product, the inherent uncertainties in achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. After considering these factors, we determined the risk adjusted discount rates for the Onex and Alacrity product portfolios to be 30%.

      We believe that the pricing model used for the product portfolios related to these acquisitions is representative within the telecommunications and data communications industries and that the estimated IPR&D amounts determined represent fair value and do not exceed the amounts that a third party would pay for these projects. When we acquire companies we do not expect to achieve a material amount of expense reductions or synergies as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions do not include anticipated cost savings.

      The in-process technology acquired from Onex consisted of two projects:
Switch Processor (SP) and Switch Element (SE). The technology acquired from Alacrity was 6400 cell-bus switching technology. A description of the IPR&D projects acquired are set forth below:

            The SP technology consists of highly integrated and programmable silicon that can combine any and all combinations of SONET/SDH transmission and native support for TDM, ATM and packet processing on a single chip. Significant features under development of the SP technology include the fact that SP is a 17 million-gate device. The portion of in-process research and development allocated to this project was $14.1 million. It was estimated that the SP project was approximately 60% complete and the remaining costs to complete the project were $4.9 million. This project is expected to be completed in April 2002. The risks associated with the development of SP product are technical completion, timing, cost, and market risks. Technical completion must bear the risk that the technology's backend layout is appropriate. Timing risk of developing the SP is significant due to the unpredictable nature of technical issues with such technology. Although a market exists for this type of product, producing the SP product cost-effectively and gaining general market acceptance has yet to be proven and presents risk to the success of the SP product.

            The SE technology consists of a 30 gigabits per second (Gbps) (12 port OC-48) switch technology capable of switching TDM, ATM or variable length packet traffic. Significant features under development of the SE technology include frequency and phase synchronization. The portion of in-process research and development allocated to this project was $7.9 million. It was estimated that the SE technology was approximately 75% complete and the remaining costs to complete the project were $2.7 million. The initial development of this project was completed in December 2001 and is being tested at year end. The risks associated with the development of SE product are technical completion, timing, cost, and market risks. Technical completion for the initial prototype lots centers on the reliability of certain IBM technology. Although a market for the SE product exists, producing the SE product cost-effectively and gaining general market acceptance has yet to be proven and presents risk to the success of the product.

            The 6400 cell-bus switch technology utilizes unidirectional, time-slotted, looped bus and multiple switch interfaces. The cell-bus switch simultaneously supports prioritized asynchronous and isochronous cell access. Significant features of this technology include efficiency, prioritized cell access, fairness, minimal latency for real time traffic, capacity, simplicity and scalability. At the date of acquisition we estimated that Alacrity technology was 75% complete and the costs to complete the project to be $2.6 million. This technology was completed in June 2001.

      The above estimates were determined by comparing the time and costs spent to date and the complexity of the technologies achieved to date to the total costs, time and complexities that were expected to be expended to bring the technologies to completion.

      Restructuring Charges, Asset Impairments and Merger Costs. During fiscal 2001 we announced restructuring plans on July 16, 2001 (the "July Plan") and November 15, 2001 (the "November Plan") due to current and anticipated business conditions. These plans resulted in 77 positions being eliminated in North America and the closing of four locations. The July Plan restructuring charges consisted of employee termination benefits of approximately $1.3 million related solely to a workforce reduction of 30 positions throughout the Company. These employees were terminated during the third quarter of 2001 and were provided severance and related benefits. The November Plan restructuring charges consisted of employee termination benefits of approximately $1.9 million related to a workforce reduction of 47 positions throughout all functional areas of the Company. These employees were terminated during the fourth quarter of 2001 and were provided severance and related benefits. The November Plan also consisted of the closing of facilities in four locations. We are obligated for certain lease commitments for the facilities which we have exited through fiscal 2017. We have secured and are in the process of negotiating sub-lease commitments with interested parties on a portion of the excess space over the next several years. For the space for which we do not have sub-lease commitments in place as of December 31, 2001, we have taken a charge of $28.6 million, which represents the remaining rent and operating cost obligations related to these excess facilities net of future expected sublease income. Excess furniture, leasehold improvements and equipment of $0.6 million was written off in conjunction with these facility closures.

      During fiscal 2001, we also reduced the asset carrying value of a technology product license and certain tooling by approximately $1.7 million as a result of an impairment analysis performed pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." Refer to note 11 of our consolidated financial statements for additional detail on the restructuring plans and asset impairment charges.

      During the fiscal year ended December 31, 2000, we expensed merger costs of $1.2 million related to the EASICS NV transaction completed in May 2000. There were no such comparable costs for the year ended December 31, 2001.

      Interest Income (Expense). Interest income, net of interest expense, for year ended December 31, 2001 decreased 69% from the prior year. Our 4 1/2% Convertible Notes due 2005 were issued in September of 2000, thus we recorded less than four months of interest expense associated with these notes for the year ended December 31, 2000. These notes were outstanding during the entire year ended December 31, 2001 which resulted in an additional eight and a half months interest expense partially offset by lower convertible note balances compared to the same period in the prior year. During fiscal 2001, we have experienced declining interest income due to lower cash balances and lower interest rates. At December 31, 2001 and 2000, the effective interest rate on our interest-bearing securities was approximately 3.52%, and 5.60%, respectively.

      During the year ended December 31, 2001, we repurchased $145.9 million, face value, of our convertible notes. These purchases were made with our existing cash, cash equivalents, and short-term investments. Subsequent to year-end, in February 2002, we announced a tender offer to repurchase up to $200 million face value of our outstanding notes. This tender offer was completed in March 2002. Refer also to note 17 of our consolidated financial statements.

      Income Tax Expense (Benefit). Our effective tax rate, before extraordinary items, for the year ended December 31, 2001 is a benefit of 28.1%, compared to an effective income tax rate expense of approximately 38.9% for the year ended December 31, 2000. Excluding the write-off of purchased in-process research and development, for which there is no income tax benefit, the effective income tax benefit would have been 33.7% for the year ended December 31, 2001. The income tax benefit for the year ended December 31, 2001 differed from statutory rates primarily due to the non tax deductible write-off of purchased in-process research and development of $22.0 million and a valuation allowance of $3.2 million taken against certain tax credits which we expect will expire unutilized. The following table summarizes the differences between the U.S. federal statutory rate and our effective tax rate on continuing operations for financial statement purposes for the years ended December 31, 2001 and 2000:

                                                  Years ended December 31,
                                                  ------------------------
                                                     2001        2000
                                                     ----        ----
    U.S. federal statutory tax rate ............    (35.0)%      35.0%
    State taxes ................................     (1.8)        3.4
    In-process research and development ........      5.6         1.6
    Foreign sales corporation benefit ..........       --        (1.9)
    Change in beginning valuation allowance ....      2.4          --
    Permanent differences and other ............      0.7         0.8
                                                    ------------------
    Effective income tax rate ..................    (28.1)%      38.9%
                                                    ==================

      In addition to the tax benefit recorded during the year ended December 31, 2001, we recorded income tax expense of $13.2 million on the extraordinary gain from the repurchase of a portion of the 4 1/2% Convertible Notes due 2005.

      We continue to periodically review the realizability of deferred income tax assets considering all positive and negative evidence available to us which includes, among other factors, our specific historical operating results, changes in our future expectations of revenues and its impact on future profitability. To the extent that we believe that it is more likely than not that some or all of our deferred income tax assets will not be realized, we will establish or adjust established valuation allowances. Such a valuation allowance adjustment may impact our effective tax rate. We recorded a valuation allowance in 2001 as noted above.

      Extraordinary Gain from Repurchase of 4 1/2% Convertible Notes due 2005. In April 2001, we announced a repurchase program for our 4 1/2% Convertible Notes due 2005. During the year ended December 31, 2001, we have repurchased $145.9 million face value of our outstanding convertible notes for $106.1 million, including a write-off of deferred financing fees of $4.4 million, realizing a pre-tax gain of $35.3 million. Net of income taxes, this extraordinary gain was $22.1 million for the year ended December 31 2001. The timing and amount of any additional repurchases will depend on many factors, including, but not limited to, the prevailing market price of the convertible notes and overall market conditions. We intend to fund additional repurchases of the convertible notes, if any, from available cash, cash equivalents and short-term investments. Subsequent to year-end, in February 2002, we announced a tender offer to repurchase up to $200 million face value of our outstanding convertible notes. This tender offer was completed in March 2002. Refer to the subsequent events paragraph in this section as well as note 17 to our consolidated financial statements.

COMPARISON OF FISCAL 2000 AND 1999

      Net Revenues. In fiscal 2000, we reported net revenues of $155.1 million, an increase of 110.9% over fiscal 1999. The increase was driven by the strength in our SONET/SDH and ATM/IP product lines. Foreign net revenues, consisting primarily of shipments to customers in Europe, the Middle East and the Far East, constituted 46% and 32% of net revenues in fiscal 2000 and 1999, respectively.

      Gross Profit. Gross margin for fiscal 2000 increased to 70.2% from 65.7% for fiscal 1999. The increase in gross margin in fiscal 2000 was primarily a result of the continued reduction in the costs of our products, achieved by meeting higher volume milestones established by our foundries.

      During fiscal 2000, gross profit increased to $108.9 million from $48.3 million in 1999. This increase was a function of the continued increase in overall volume and the improvement in the gross margin on certain product lines.

      Research and Development. In fiscal 2000, research and development expenses were $24.2 million, or 15.6% of net revenues, an increase of 66.5% over 1999 expenditures. The increase was primarily attributable to increases in staff and in engineering charges related to the introduction of new products during fiscal 2000. We believe that the continued introduction of new products is essential to our competitiveness, and we are committed to continuing our investment in research and development.

      Marketing and Sales. In fiscal 2000, marketing and sales expenses increased 69.6% over 1999, to $20.5 million, which represented 13.2% of net revenues. The increase was the result of the increase in variable cost of commissions on the increased net revenues and additional staff during fiscal 2000.

      General and Administrative. In fiscal 2000, general and administrative expenses increased 45.8% over 1999 to $5.6 million, or 3.6% of net revenues. The increase in overall expenses was the result of our continued investment in the general and administrative area.

      Amortization of Goodwill and Purchased In-Process Research and Development. We recorded $0.4 million of amortization of goodwill and purchased intangible assets and a $2.8 million charge to operations for purchased in-process research and development both related to the acquisition of Alacrity Communications Inc., completed in August 2000. The expense for purchased IPR&D was determined in that the underlying project did not reach technological feasibility, had no alternative future use and successful development was uncertain. This project was 75% completed at the date of acquisition. It is anticipated that net cash inflows for this project will commence in 2002, however, there can be no assurance. To date there have been no shipments of this product and development efforts are continuing as planned. If the development of this project is unsuccessful, our sales and profitability may be adversely affected in future periods. Commercial results are also subject to certain market events and risks, which are beyond our control.

      Merger Costs. During fiscal 2000, we incurred $1.2 million in transaction costs related to the combination with Easics NV completed in May 2000.

      Income Taxes. For fiscal 2000, our effective tax rate was 38.9%. During the third quarter of 1999, we concluded that it is more likely than not that substantially all of our net deferred tax assets would be realized. Accordingly, we reversed our valuation allowance for net deferred tax assets, which contributed to the resulting net tax benefit of $2.8 million for fiscal 1999. This resulted in a 1999 effective tax rate benefit of (12.5%).

Liquidity and Capital Resources

Cash Inflows and Outflows

      During fiscal 2001, the net decrease in cash and cash equivalents was $137.3 million compared to a net increase of $451.9 million during fiscal 2000. Details of our cash inflows and outflows are as follows:

Operating Activities: During fiscal 2001, we recorded a net loss of $77.5 million and had a net decrease of $14.4 million in working capital. These uses of cash were offset by non-cash items of $15.2 million and restructuring liabilities of $29.9 million, resulting in $46.8 million in cash used in operating activities.

      The more significant changes in our cash flows from operations were:

            . accounts receivable, net of allowances, decreased by $24.9 million, or 87.6%, in fiscal 2001 due to the decline in customer shipments;

            . inventories declined by $6.7 million, or 45%, in fiscal 2001 due to lower sales volumes because of industry conditions. In fiscal 2001, we recorded charges of $39.2 million for excess inventories; and

            . the restructuring liabilities consist of approximately $1.3 million in employee termination benefits to be paid in early 2002 and $28.6 million in rent and operating cost payments due for excess facilities over the next fifteen years.

Investing Activities: In fiscal 2001, we invested approximately $11.5 million in capital equipment and product licenses. We also invested $9.0 million to acquire minority (less than 20%) ownership in non-publicly traded companies and $12.7 million (net of cash acquired) to acquire Onex. These investments were offset by net proceeds from held-to-maturity investments of $44.8 million.

Financing Activities: In fiscal 2001, we used $102.1 million in financing activities, which consisted primarily of $106.2 million used to repurchase our 4 1/2% Convertible Notes due 2005 and $4.2 million used to repurchase our common stock, offset by proceeds from the exercise of stock options of $8.3 million.

Effect of Exchange Rates and Inflation: Exchange rates and inflation have not had a significant impact on our operations.

Cash, Cash Equivalents and Investments

       We have financed our operations and have met our capital requirements since incorporation in 1988 primarily through private and public issuances of equity securities, convertible notes, bank borrowings and cash generated from operations. Our principal sources of liquidity as of December 31, 2001 consisted of $370.3 million in cash and cash equivalents, $39.3 million in short-term investments and $26.6 million in long-term investments for a total cash and investment balance of $436.2 million. Cash and cash equivalents are cash or instruments with maturities of less than 90 days, short-term investments have maturities of greater then 90 days but less than one year and long-term investments have maturities of greater than one year. Our cash investments consist of U.S. Treasury Bills, corporate debt, taxable municipal securities, money market instruments, overnight repurchase investments and commercial paper.

       We believe that our existing cash, cash equivalents and investments will be sufficient to fund operating losses, capital expenditures and provide adequate working capital at least through December 31, 2002. However, there can be no assurance that events in the future will not require us to seek additional capital and, if so required, that capital will be available on terms favorable or acceptable us, if at all.

Commitments

       We had a line of credit agreement in place with Silicon Valley Bank, which expired in July of 2001. Since we did not have an outstanding balance on this obligation and had sufficient cash and investments to fund operations as well as its investment and financing requirements through the end of fiscal 2002, we did not renew this line of credit and, thus were released from all obligations, restrictions and financial covenants thereof.

      We have outstanding operating lease commitments of approximately $46.6 million payable over the next fifteen years. Some of these commitments are for space which was not being utilized and, as a result, we recorded a restructuring charge of $28.6 during fiscal 2001 for excess facilities. We are in the process of trying to sublease some of this excess space, however, it is unlikely that any sublease income generated will offset the entire future commitment. We currently believe that we can fund these lease commitments in the future, however, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

      We have existing commitments to make future interest payments on our existing 4 1/2% Convertible Notes due 2005. As of December 31, 2001, we had $4.1 million in accrued interest payable on our consolidated balance sheet. In March 2002, we repurchased $199.9 million of our outstanding 4 1/2% Convertible Notes due 2005. Over the remaining life of the outstanding notes, we expect to accrue and pay approximately $20.9 million in interest to the holders. Refer to the subsequent event disclosure below and note 17 of our consolidated financial statements regarding our tender offer.

      A summary of our significant future commitments (which reflects the impact of the tender of the 4 1/2% Convertible Notes due 2005 discussed in the subsequent events paragraph below) and their payments by fiscal year is summarized as follows (in thousands):

                                                  Scheduled payments for the years ended December 31,
                                                  ---------------------------------------------------
                                                                                      2006 -     Total
                Commitment                     2002       2003     2004      2005      2017   Commitments
---------------------------------------------------------------------------------------------------------
Interest on Convertible Notes                $  7,009   $ 5,135   $5,135   $  3,638   $    --   $ 20,917
Redemption of Convertible Notes               199,937        --       --    114,113        --    314,050
Operating Lease Commitments                     4,378     4,911    4,534      3,797    28,972     46,592
                                             -----------------------------------------------------------
                                     Total   $211,324   $10,046   $9,669   $121,548   $28,972   $381,559
                                             ===========================================================

Related Party Transactions

      On a limited basis, we conduct certain related party transactions with the companies in which we have less than 20% ownership interest. During 2001, these transactions consisted primarily of design work that was performed for us, for which we paid approximately $0.8 million. In addition to TranSwitch, certain directors and officers of TranSwitch currently have, or have had, investments in these companies on the same terms that were available to TranSwitch. As a result of their investment in Onex, certain directors and officers received cash and shares of our common stock in exchange for their shares of Onex when this acquisition was completed in fiscal 2001.

      We do not have any obligation to participate in future rounds of financing in the companies which we have less then 20% ownership interest in, although we do have a right of first refusal to purchase additional securities offered by the above companies. We do not have any commitments to acquire or merge with any of the companies that we have investments in. Additionally, we do not have a right of first refusal to acquire these companies. Our rights are consistent with the rights of all shareholders in the class of stock that we have purchased.

      In fiscal 2001, we also invested in GTV Capital, L.P., which is a partnership in the business of making, supervising and disposing of capital investments in equity or equity-related securities in companies engaged in high-technology industries. The partnership focuses on seed and early-stage investments in communication infrastructure technology companies including wireless and optical systems technology, storage and related semiconductor technology, and media convergence technology. We have a 48% ownership interest in this partnership and we account for it under the equity method.

Subsequent Events

      On January 24, 2002, ADV achieved certain milestones that had been set in its purchase agreement. As a result, we paid $5.0 million in cash that was recorded as additional goodwill on the consolidated balance sheets.

      In January 2002, we pledged $1.4 million in available cash and cash equivalents as collateral for a stand-by letter of credit that guarantees certain long-term property lease obligations.

      On February 11, 2002, our Board of Directors approved a tender offer to purchase up to $200 million (the "Offer Amount") aggregate principal amount of our outstanding 4 1/2% Convertible Notes due 2005 at a price not greater than $700 nor less than $650 per $1,000 principal amount, plus accrued and unpaid interest thereon to, but not including, the date of the purchase. This tender offer expired at midnight on March 11, 2002 and we repurchased $199.9 million face value of our convertible notes at the price of $700 per $1,000 principal amount for a cash payment of $139.9 million. Net of taxes, deferred financing costs and transaction fees, we expect this transaction to result in an extraordinary gain of approximately $32.5 million which will be recorded in the first quarter of 2002. Upon completion of the tender offer, the remaining outstanding balance of our 4 1/2% Convertible Notes due 2005 is $114.1 million.

Recent Accounting Pronouncements

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies certain criteria that must be met in order for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. We adopted the provisions of SFAS 141 as of July 1, 2001.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) which is effective for TranSwitch's fiscal year beginning January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions, upon adoption, for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Upon adoption of SFAS 142, we will cease to amortize approximately $54.5 million of goodwill and assembled workforce intangible assets. We had recorded approximately $2.5 million of amortization on these amounts during 2001 and would have recorded approximately $2.6 million of amortization during 2002. In lieu of amortization we will be required to perform an impairment review of our goodwill balance upon the initial adoption of SFAS
142. We expect to complete the initial review during the second quarter of 2002. We do not expect to record an impairment charge upon completion of the initial review, however, there can be no assurance that at the time the review is completed a material impairment loss will not be recorded. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations-Reporting the Effects of Disposal of a Division of a Business. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for TranSwitch's fiscal year beginning January 1, 2002. We do not expect the adoption of this standard to have a material impact on our financial position, results of operations, or liquidity.

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133), and in June 2000 it issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133" (SFAS No. 138). SFAS No. 133, as amended by SFAS No. 138, requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The adoption of SFAS No. 133 as of January 1, 2001, had no material impact on our financial position, results of operations or liquidity.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission (including this Form 10-K) may contain statements that are not historical facts, so-called "forward-looking statements," which involve risks and uncertainties. Such forward-looking statements are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as "may", "should", "could", "will", "expect", "anticipate", "estimate", "continue", "believe" or the negative of these terms or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other forward-looking information. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K.

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

We recently experienced a significant decline in net revenues.

Our net revenues declined substantially during the twelve months ended December 31, 2001, to $58.7 million from $155.1 million during the twelve months ended December 31, 2000. Due to declining current economic conditions and slowdowns in purchases of VLSI semiconductor devices, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our net revenues will fluctuate substantially in the future.

We expect that our operating results will fluctuate in the future due to reduced demand in our markets.

Our business is characterized by short-term orders and shipment schedules, and customer orders typically can be cancelled or rescheduled without significant penalty to our customers. Because we do not have substantial non-cancelable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Future fluctuations to our operating results may also be caused by a number of factors, many of which are beyond our control.

In response to anticipated long lead times to obtain inventory and materials from our foundries, we may order in advance of anticipated customer demand, which might result in excess inventory levels if the expected orders fail to materialize. As a result, we cannot predict the timing and amount of shipments to our customers, and any significant downturn in customer demand for our products would reduce our quarterly and our annual operating results. During 2001, these conditions occurred and as a result, we recorded a provision for excess inventories of an aggregate of $39.2 million during fiscal 2001.

Historically, average selling prices in the communication semiconductor industry have decreased over the life of a product, and, as a result, the average selling prices of our products may decrease in the future. Decreases in the price of our products would adversely affect our operating results.

In the past, we have incurred significant new product and process development costs because our policy is to expense these costs, including tooling and pre-production expenses, at the time that they are incurred. We may continue to incur these types of expenses in the future. These additional expenses will have a material and adverse effect on our earnings in future periods. The occurrence of any of the above mentioned risk factors could have a material adverse effect on our business and financial results.

Sudden shortages of raw materials or production capacity constraints can lead producers to allocate available supplies or capacity to larger customers than us, which could interrupt our ability to meet our production obligations.

We are using our available cash each quarter to fund our operating activities.

During the fourth quarter of fiscal 2001, we used $25.9 million of our available cash, cash equivalents and investments to fund our operating, investing and financing activities. We anticipate that we will use a similar amount of our available cash, cash equivalents and investments to fund our operating, investing and financing activities in the first quarter of fiscal 2002. We believe that we will continue to use our available cash, cash equivalents and investments in the future although we believe that we have sufficient cash for our needs to last through December 31, 2002. We will continue to experience losses and to use our cash, cash equivalents and investments if we do not receive sufficient product orders and our costs are not controlled.

We may have to further restructure our business.

On July 16, 2001, we announced a restructuring plan as a result of current and anticipated business conditions. We incurred a restructuring charge of approximately $1.3 million, which was solely related to a workforce reduction of thirty positions throughout our company. We terminated these employees during the third quarter of 2001 and provided severance and related benefits. On November 15, 2001, we announced further restructuring and incurred an additional restructuring charge of $31.2 million related to a workforce reduction of 47 positions throughout our company and the related consolidation of several of our leased facilities. We terminated these employees during the fourth quarter of 2001 and provided severance and related benefits. We cannot be sure that these measures will be sufficient to offset lower net revenues, and if they are not, our earnings will be adversely affected.

We anticipate that shipments of our products to relatively few customers will continue to account for a significant portion of our net revenues.

Historically, a relatively small number of customers have accounted for a significant portion of our net revenues in any particular period. For the year ended December 31, 2001, shipments to our top five customers, including sales to distributors, accounted for approximately 64% of our net revenues. We expect that a limited number of customers may account for a substantial portion of our net revenues for the foreseeable future.

Some of the following may reduce our net revenues:

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

      We cannot be certain that our current customers will continue to place orders with us, that orders by existing customers will return to the levels of previous periods or that we will be able to obtain orders from new customers. We have no long-term volume purchase commitments from any of our significant customers. The following table sets forth our significant distributors (who have accounted for at least 10% of our net revenues during fiscal 2001) and customers (who accounted for at least 10% of our net revenues during 2001 either directly or through distributors during fiscal 2001):

      Significant Distributors:                Major Customers:
      --------------------------------------------------------------------------
      Insight Electronics, Inc.                Lucent Technologies, Inc.
      Unique Memec                             Nortel Networks Corporation
      Weone Corporation                        Samsung Corporation
                                               Siemens AG
                                               Redback Networks, Inc.

Our international business operations expose us to a variety of business risks.

Foreign markets are a significant part of our net revenues. In the year ended December 31, 2001, foreign shipments accounted for 69% of our net revenues. We expect foreign markets to continue to account for a significant percentage of our net revenues. A significant portion of our net revenues will, therefore, be subject to risks associated with foreign markets, including the following:

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

We must successfully transition to new process technologies to remain competitive.

Our future success depends upon our ability to do the following:

      .     to develop products that utilize new process technologies;

      . to introduce new process technologies to the marketplace ahead of competitors; and

      . to have new process technologies selected to be designed into products of leading systems manufacturers.

Semiconductor design and process methodologies are subject to rapid technological change and require large expenditures for research and development. We currently manufacture our products using 0.8, 0.5, 0.35 and 0.25 micron complementary metal oxide semiconductor (CMOS) processes and a 1.0 micron bipolar CMOS (BiCMOS) process. We continuously evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies. We are migrating to a 0.18 micron CMOS process, and we anticipate that we will need to migrate to smaller CMOS processes in the future. Other companies in the industry have experienced difficulty in transitioning to new manufacturing processes and, consequently, have suffered reduced yields or delays in product deliveries. We believe that transitioning our products to smaller geometry process technologies will be important for us to remain competitive, and we cannot be certain that we can make such a transition successfully, if at all, without delay or inefficiencies.

Our success depends on the timely development of new products, and we face risks of product development delays.

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

Our net revenues depend on the success of our customers' products.

Our customers generally incorporate our new products into their products or systems at the design stage. However, customer decisions to use our products (design wins), which can often require significant expenditures by us without any assurance of success, often precede the generation of volume sales, if any, by a year or more. In addition, even after we achieve a design win, a customer may require further design changes. Implementing these design changes can require significant expenditures of time and expense by us in the development and pre-production process. Moreover, the value of any design win largely will depend upon the commercial success of the customer's product and on the extent to which the design of the customer's systems accommodates components manufactured by our competitors. We cannot ensure that we will continue to achieve design wins in customer products that achieve market acceptance.

We sell a range of products that each have a different profit margin. Our net revenues will be adversely affected if most of our shipments are of products with low profit margins.

We currently sell more than 50 products. Some of our products have a high profit margin while others do not. If our customers decide to buy more of our products with low profit margins and fewer of our products with high profit margins, our net revenues could be adversely affected. We plan our mix of products based on our internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially.

Our success depends on the rate of growth of the global communications infrastructure.

We derive virtually all of our net revenues from products for telecommunications and data communications applications. These markets are characterized by the following:

      .     susceptibility to seasonality of customer buying patterns;

      .     general business cycles;

      .     intense competition;

      .     rapid technological change; and

      .     short product life cycles.

In addition, although the telecommunications and data communications equipment markets have grown rapidly in the last few years, we are currently experiencing a significant slowdown in these markets. We anticipate that these markets will not grow at the same historical rates in the near future.

Our products must successfully include industry standards to remain competitive.

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

We face intense competition in the communication semiconductor market.

The communication semiconductor industry is intensely competitive and is characterized by the following:

      .     rapid technological change;

      .     general business cycles;

      .     shortage in fabrication capacity;

      .     price erosion;

      .     unforeseen manufacturing yield problems; and

      .     heightened international competition in many markets.

These factors are likely to result in pricing pressures on our products, thus potentially affecting our operating results.

Our ability to compete successfully in the rapidly evolving area of high-performance integrated circuit technology depends on factors both within and outside our control, including:

      . success in designing and subcontracting the manufacture of new products that implement new technologies;

      . protection of our products by effective use of intellectual property laws;

      .     product quality;

      .     reliability;

      .     price;

      .     efficiency of production;

      . the pace at which customers incorporate our products into their products;

      .     success of competitors' products; and

      .     general economic conditions.

The telecommunications and data communications industries, which are our primary target markets, have become intensely competitive because of deregulation and heightened international competition.

The cyclical nature of the communication semiconductor industry affects our business and we are currently experiencing a significant downturn.

We provide semiconductor devices to the telecommunications and data communications markets. The semiconductor industry is highly cyclical and currently is experiencing a significant contraction of the market. These downturns are characterized by:

      .     diminished product demand;

      .     accelerated erosion of average selling prices; and

      .     production over-capacity.

We may experience substantial fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions, seasonality of customers' buying patterns and other factors. We are currently experiencing a significant slowdown in the communication semiconductor industry.

We rely on outside fabrication facilities, and our business could be hurt if our relationships with our foundry suppliers are damaged.

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

Reliance on third-party fabrication facilities limits our control of the manufacturing process.

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

Our dependence on a small number of fabrication facilities exposes us to risks of interruptions in deliveries of semiconductor devices.

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

      We have been, and expect in the future to be, particularly dependent upon a limited number of foundries for our VLSI device requirements. In particular, as of the date of this Form 10-K, a single foundry manufactures all of our BiCMOS devices. As a result, we expect that we could experience substantial delays or interruptions in the shipment of our products due to the following:

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

We are responsible for any patent litigation costs. If we were to become involved in a dispute regarding intellectual property, whether ours or that of another company, we may have to participate in legal proceedings in the United States Patent and Trademark Office or in the United States or foreign courts to determine one or more of patent validity, patent infringement, patent ownership or inventorship. These types of proceedings may be costly and time consuming for us, even if we eventually prevail. If we do not prevail, we might be forced to pay significant damages, obtain a license, if available, or stop making a certain product.

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

We may pursue acquisitions that could provide new technologies, skills, products or service offerings. Future acquisitions by us may involve the following:

      .     use of significant amounts of cash;

      .     potentially dilutive issuances of equity securities; and

      . incurrence of debt or amortization expenses related to intangible assets with definitive lives.

In addition, acquisitions involve numerous other risks, including:

      .     diversion of management's attention from other business concerns;

      . risks of entering markets in which we have no or limited prior experience; and

      . unanticipated expenses and operational disruptions while acquiring and integrating new acquisitions.

From time to time, we have engaged in discussions with third parties concerning potential acquisitions of product lines, technologies and businesses. However, we currently have no commitments or agreements with respect to any such acquisition. If such an acquisition does occur, we cannot be certain that our business, operating results and financial condition will not be materially adversely affected or that we will realize the anticipated benefits of the acquisition.

We have made, and may continue to make, investments in development stage companies which may not produce any returns for us in the future.

We have made investments of less then 20% in early stage venture-backed, start-up companies that develop technologies that are complementary to our product roadmap. The following table summarizes the investments we have made and their related technologies during the three years ended December 31, 2001.

                                             Initial
                                            Investment
          Investee Company                     Date                                Technology
---------------------------------------------------------------------------------------------------------------------------
OptiX Networks, Inc.                      February 2000       10 Gb/s and 40 Gb/s SONET/SDH framing devices

Intellectual Capital for                  December 2000       Next generation wireless base station VLSI devices
   Integrated Circuits, Inc.

Systems On Silicon, Inc.                   January 2001       Integrated access products with voice over packet capability

TeraOp (USA), Inc.                           May 2001         Optical switching devices based on MEMS technology

Accordion Networks, Inc.                  December 2001       Carrier class broadband multi-service access systems

The total investments in these companies is approximately $12.1 million and is recorded on the cost basis on our consolidated balance sheet. These investments involve all the risks normally associated with investments in development stage companies. As such, there can be no assurance that we will receive a favorable return on these or any future venture backed investments that we may make. Additionally, our original investment may become impaired if these companies do not succeed in their business plans. Any impairment of these investments could negatively impact our future operating results.

The loss of key management could affect our ability to run our business.

Our success depends largely upon the continued service of our executive officers, including Dr. Santanu Das, President, Chief Executive Officer and Chairman of the Board of Directors, and other key management and technical personnel and on our ability to continue to attract, retain and motivate other qualified personnel. The competition for such employees is intense.

We continue to have substantial indebtedness after the completion of our tender offer for some of our notes.

In the third quarter of 2000, we sold in a private placement $460 million of 4 1/2% Convertible Notes due 2005. As a result, we incurred $460 million of additional indebtedness, substantially increasing our ratio of debt to total capitalization. In April 2001, we adopted a repurchase program for our notes through which we repurchased some of the convertible notes from time to time at varying prices. During fiscal 2001, we repurchased $145.9 million of our 4 1/2% Convertible Notes due 2005. We did not repurchase any 4 1/2% Convertible Notes due 2005 during the three months ended December 31, 2001. Subsequent to year end, in February 2002, we announced a tender offer to buy back up to $200 million face value of the outstanding 4 1/2% Convertible Notes due 2005 at an aggregate purchase price of approximately $140 million. This tender offer was completed in March 2002 with approximately $199.9 million of face value notes being tendered. Subsequent to the tender offer, we will continue to have approximately $114.1 million in face value of indebtedness outstanding. Subject to compliance with federal securities laws, we may continue to repurchase our 4 1/2% Convertible Notes due 2005 after the consummation of the tender offer. We funded repurchases of the notes in the tender offer and will fund any additional repurchases of the convertible notes, if any, made after the tender offer, from available cash, cash equivalents and short-term investments.

We may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could:

      . make it difficult for us to make payments on the notes outstanding after consummation of the tender offer;

      . make it difficult for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

      . limit our flexibility in planning for, or reacting to changes in, our business; and

      .     make us more vulnerable in the event of a downturn in our business.

There can be no assurance that we will be able to meet our debt service obligations, including our obligations under the convertible notes.

We may not be able to satisfy a change in control offer.

The indenture governing the 4 1/2% Convertible Notes due 2005 contains provisions that apply to a change in our control. If someone triggers a change in control as defined in the indenture, we must offer to purchase the 4 1/2% Convertible Notes due 2005 with cash. If we have to make that offer, we cannot be sure that we will have enough funds to pay for all the 4 1/2% Convertible Notes due 2005 that the holders could tender.

We may not be able to pay our debt and other obligations.

If our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the 4 1/2% Convertible Notes due 2005 or our other obligations, we would be in default under the terms thereof, which would permit the holders of the notes to accelerate the maturity of the 4 1/2% Convertible Notes due 2005 and also could cause defaults under future indebtedness we may incur. Any such default could have a material adverse effect on our business, prospects, financial condition and operating results. In addition, we cannot assure you that we would be able to repay amounts due in respect of the 4 1/2% Convertible Notes due 2005 if payment of the notes were to be accelerated following the occurrence of an event of default as defined in the indenture. In April 2001, we adopted a repurchase program for our 4 1/2% Convertible Notes due 2005 through which we repurchased some of the convertible notes from time to time at varying prices. During fiscal 2001, we repurchased $145.9 million of our 4 1/2% Convertible Notes due 2005. We did not repurchase any 4 1/2% Convertible Notes due 2005 during the three months ended December 31, 2001. Subsequent to year-end, in February 2002, we announced a tender offer to buy back up to $200 million face value of the outstanding convertible notes at an aggregate purchase price of approximately $140 million. This tender offer was completed in March 2002 with approximately $199.9 million of face value notes being tendered. Subsequent to the tender offer, we will continue to have approximately $114.1 million in face value of indebtedness outstanding. Subject to compliance with federal securities laws, we may continue to repurchase 4 1/2% Convertible Notes due 2005 after the consummation of the tender offer. We funded repurchases of the notes in the tender offer and will fund any additional repurchases of the notes, if any, made after the tender offer, from available cash, cash equivalents and short-term investments.

Our stock price is volatile.

The market for securities for communication semiconductor companies, including TranSwitch, has been highly volatile. The market sale price of our common stock has fluctuated between a low of $0.80 and a high of $74.69 during the period from June 19, 1995 to December 31, 2001. The closing price was $2.87 on February 28, 2002. It is likely that the price of our common stock will continue to fluctuate widely in the future. In September 2001, we adopted a repurchase program for up to 10% of our common stock. During the third quarter of 2001, we repurchased approximately one million shares of our common stock. We may continue to purchase some of our shares from time to time on the open market. Factors affecting the trading price of our common stock include:

      .     responses to quarter-to-quarter variations in operating results;

      . announcements of technological innovations or new products by us or our competitors;

      . current market conditions in the telecommunications and data communications equipment markets (we are currently experiencing a significant downturn); and

      .     changes in earnings estimates by analysts.

We could be subject to class action litigation due to stock price volatility, which if it occurs, will distract our management and could result in substantial costs or large judgments against us.

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

Provisions of our certificate of incorporation, by-laws, stockholder rights plan and Delaware law may discourage take over offers and may limit the price investors would be willing to pay for our common stock.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. We have investments in money market accounts, government securities and commercial paper that earns interest income that is a function of the market rates. As a result we do have exposure to changes in interest rates. For example, if interest rates were to decrease by one percentage point from their current levels, our potential interest income, assuming a constant cash balance, for calendar year 2002 would decrease by approximately $4.3 million. We do, however, expect our cash balance to decline during fiscal 2002.

Foreign Currency Exchange Risk. All of our sales and the majority of our expenses to date have been denominated in U.S. dollars, and, as a result, we have relatively little exposure to foreign currency exchange risk. We do not currently enter into any significant forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. However, in the event our exposure to foreign currency risk increases, we may choose to hedge those exposures in the future.

Fair Value of Financial Instruments. As of December 31, 2001, our long-term debt consisted of convertible notes with interest at a fixed rate of 4 1/2%. Consequently, we do not have significant cash flow exposure on our long-term debt. However, the fair value of the convertible notes is subject to significant fluctuation due to changes in market interest rates and their convertibility into shares of our common stock. The fair market value of the convertible notes was approximately $178.5 million and $400 million at December 31, 2001 and 2000, respectively. Changes in interest rates affect the fair value of our convertible notes.

Item 8. Financial Statements and Supplementary Data.

                     TRANSWITCH CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                                             Page
                                                                                                             ----
Financial Statements:
Independent Auditors' Report...............................................................................   39
Consolidated Balance Sheets as of December 31, 2001 and 2000...............................................   40
Consolidated Statements of Operations for each of the years in the three-year period ended
   December 31, 2001.......................................................................................   41
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for each of the
   years in the three-year period ended December 31, 2001..................................................   42
Consolidated Statements of Cash Flows for each of the years in the three-year period ended
   December 31, 2001.......................................................................................   43
Notes to Consolidated Financial Statements.................................................................   44

Financial Statement Schedules:
Schedule II, Valuation and Qualifying Accounts.............................................................   67

                          Independent Auditors' Report

The Board of Directors and Shareholders
TranSwitch Corporation:

      We have audited the consolidated financial statements of TranSwitch Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TranSwitch Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.


/s/ KPMG LLP

Stamford, Connecticut
January 17, 2002, except for note 17, which is as of March 11, 2002

                     TRANSWITCH CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                                      December 31,
                                                                                                   2001         2000
                                                                                                ----------------------
                                     ASSETS
Current assets:
      Cash and cash equivalents .............................................................   $ 370,248    $ 507,552
      Short-term investments ................................................................      39,344       56,572
      Accounts receivable, net of allowances of $1,601 and $604, respectively ...............       3,525       28,443
      Inventories ...........................................................................       8,227       14,898
      Deferred income tax assets ............................................................       3,023        3,692
      Prepaid expenses and other current assets .............................................       2,936        5,668
                                                                                                ----------------------
            Total current assets ............................................................     427,303      616,825
Long-term investments .......................................................................      26,582       54,183
Property and equipment, net .................................................................      18,946       13,464
Deferred income tax assets ..................................................................      65,536       22,019
Goodwill and purchased intangible assets, net ...............................................      56,107        8,447
Investments in non-publicly traded companies, at cost .......................................      12,138        8,630
Deferred financing costs, net ...............................................................       8,092       15,219
Other assets ................................................................................       4,007        2,843
                                                                                                ----------------------
            Total assets ....................................................................   $ 618,711    $ 741,630
                                                                                                ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable ......................................................................   $   3,960    $   8,393
      Accrued expenses and other current liabilities ........................................       9,200        2,730
      Accrued compensation and benefits .....................................................       2,717        3,961
      Accrued sales returns, allowances and stock rotation ..................................       2,300        2,600
      Accrued interest ......................................................................       4,120        6,207
      Restructuring liabilities .............................................................       2,999           --
                                                                                                ----------------------
            Total current liabilities .......................................................      25,296       23,891
Restructuring liabilities - long term .......................................................      26,925           --
4 1/2% Convertible Notes due 2005 ...........................................................     314,050      460,000
                                                                                                ----------------------
Total liabilities ...........................................................................     366,271      483,891
                                                                                                ----------------------

Commitments and contingencies (note 12)

Stockholders' equity:
      Common stock $.001 par value; authorized 300,000,000 shares; issued and outstanding
      90,932,469 shares at December 31, 2001 and 83,500,125 shares at December 31, 2000 .....          91           84
      Additional paid-in capital ............................................................     293,902      217,455
      Accumulated other comprehensive loss ..................................................        (303)        (225)
      Accumulated (deficit) earnings ........................................................     (37,039)      40,425
      Less, 1,010,000 shares of common stock in treasury, at cost ...........................      (4,211)          --
                                                                                                ----------------------
            Total stockholders' equity ......................................................     252,440      257,739
                                                                                                ----------------------
            Total liabilities and stockholders' equity ......................................   $ 618,711    $ 741,630
                                                                                                ======================

          See accompanying notes to consolidated financial statements.

                     TRANSWITCH CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                                        Years ended December 31,
                                                                                      2001        2000        1999
                                                                                   --------------------------------
Net revenues ...................................................................   $  58,682    $155,083    $73,533
Cost of revenues ...............................................................      21,263      46,147     25,210
Cost of revenues - charge for excess inventories ...............................      39,218          --         --
                                                                                   --------------------------------
Gross (loss) profit ............................................................      (1,799)    108,936     48,323
                                                                                   --------------------------------
Operating expenses:
      Research and development .................................................      49,324      24,221     14,543
      Marketing and sales ......................................................      22,169      20,518     12,098
      General and administrative ...............................................       9,024       5,634      3,865
      Amortization of goodwill and purchased intangible assets .................       2,476         384         --
      Purchased in-process research and development ............................      22,000       2,800         --
      EASICS NV merger costs ...................................................          --       1,163         --
      Restructuring charges ....................................................      32,492          --         --
      Asset impairments ........................................................       1,731          --         --
                                                                                   --------------------------------
            Total operating expenses ...........................................     139,216      54,720     30,506
                                                                                   --------------------------------
Operating (loss) income ........................................................    (141,015)     54,216     17,817
Interest income (expense):
      Interest income ..........................................................      23,221      15,994      4,740
      Interest expense .........................................................     (20,613)     (7,472)       (35)
                                                                                   --------------------------------
            Interest income, net ...............................................       2,608       8,522      4,705
                                                                                   --------------------------------
(Loss) income before income taxes and extraordinary gain .......................    (138,407)     62,738     22,522
Income tax expense (benefit) ...................................................     (38,850)     24,383     (2,812)
                                                                                   --------------------------------
(Loss) income before extraordinary gain ........................................     (99,557)     38,355     25,334
Extraordinary gain from repurchase of 4 1/2% Convertible Notes due 2005, net
of income taxes of $13,214 .....................................................      22,093          --         --
                                                                                   --------------------------------

Net (loss) income ..............................................................   $ (77,464)   $ 38,355    $25,334
                                                                                   ================================

Basic (loss) earnings per common share:
(Loss) income before extraordinary gain ........................................   $   (1.14)   $   0.47    $  0.33
Extraordinary gain .............................................................        0.25          --         --
                                                                                   --------------------------------
Net (loss) income ..............................................................   $   (0.89)   $   0.47    $  0.33
                                                                                   ================================

Diluted (loss) earnings per common share:
(Loss) income before extraordinary gain ........................................   $   (1.14)   $   0.44    $  0.31
Extraordinary gain .............................................................        0.25          --         --
                                                                                   --------------------------------
Net (loss) income ..............................................................   $   (0.89)   $   0.44    $  0.31
                                                                                   ================================

Basic average shares outstanding ...............................................      86,904      81,681     76,676

Diluted average shares outstanding .............................................      86,904      87,559     81,596

          See accompanying notes to consolidated financial statements.

                     TRANSWITCH CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                        (in thousands, except share data)

                                                                      Common stock          Common stock,   Additional
                                                                                             in treasury,     paid-in
                                                                 Shares          Amount        at cost        capital
                                                               ---------------------------------------------------------
Balance at December 31, 1998 ...........................       66,558,774       $     66       $    --       $ 64,479
                                                               =========================================================
Comprehensive income:
      Net income .......................................
      Currency translation adjustment ..................

            Total comprehensive income .................

Shares of common stock issued under stock option and
      stock purchase plans .............................        3,682,038              4            --          7,101

Shares of common stock issued in connection with
      follow on public offering, net of issuance
      costs ............................................        8,797,500              9            --         68,172

Tax benefit from exercise of employee stock options ....               --             --            --          8,266

Reversal of deferred tax asset valuation allowance
      relating to tax benefits on stock options ........               --             --            --          2,000

Compensation related to issuance of stock options ......               --             --            --            133
                                                               ---------------------------------------------------------
Balance at December 31, 1999 ...........................       79,038,312             79            --        150,151
                                                               =========================================================
Comprehensive income:
      Net income .......................................
      Currency translation adjustment ..................

            Total comprehensive income .................

Shares of common stock issued under stock option and
      stock purchase plans .............................        4,194,977              5            --         21,418
Shares of common stock issued to acquire Alacrity
      Communications, Inc. .............................          266,836             --            --         10,657

Tax benefit from exercise of employee stock options ....               --             --            --         35,229
                                                               ---------------------------------------------------------
Balance at December 31, 2000 ...........................       83,500,125             84            --        217,455
                                                               =========================================================
Comprehensive income (loss):
      Net loss .........................................
      Currency translation adjustment ..................

            Total comprehensive loss ...................

Shares of common stock issued under stock option and
      stock purchase plans .............................        1,777,362              2            --          8,293

Repurchase of 1,010,000 shares of common stock .........               --             --        (4,211)            --

Shares of common stock issued to acquire ADV
      Engineering S.A ..................................          129,971             --            --          5,569

Shares of common stock issued to acquire Horizon
      Semiconductors, Inc. .............................           43,507             --            --          1,693

Shares of common stock issued to acquire Onex
      Communications Corporation .......................        5,481,504              5            --         52,839

Tax benefit from exercise of employee stock options ....               --             --            --          8,053
                                                               ---------------------------------------------------------
Balance at December 31, 2001 ...........................       90,932,469       $     91       $(4,211)      $293,902
                                                               =========================================================

                                                                Accumulated
                                                                   other        Accumulated
                                                               comprehensive     earnings
                                                               income (loss)     (deficit)        Total
                                                               ------------------------------------------
Balance at December 31, 1998 ...........................           $ (26)        $(23,264)      $  41,255
                                                               ==========================================
Comprehensive income:
      Net income .......................................                           25,334          25,334
      Currency translation adjustment ..................            (136)                            (136)
                                                                   -----                        ---------
            Total comprehensive income .................                                           25,198
                                                                                                ---------
Shares of common stock issued under stock option and
      stock purchase plans .............................              --               --           7,105

Shares of common stock issued in connection with
      follow on public offering, net of issuance
      costs ............................................              --               --          68,181

Tax benefit from exercise of employee stock options ....              --               --           8,266

Reversal of deferred tax asset valuation allowance
      relating to tax benefits on stock options ........              --               --           2,000

Compensation related to issuance of stock options ......              --               --             133
                                                               ------------------------------------------
Balance at December 31, 1999 ...........................            (162)           2,070         152,138
                                                               ==========================================
Comprehensive income:
      Net income .......................................                           38,355          38,355
      Currency translation adjustment ..................             (63)                             (63)
                                                                   -----                        ---------
            Total comprehensive income .................                                           38,292
                                                                                                ---------
Shares of common stock issued under stock option and
      stock purchase plans .............................              --               --          21,423
Shares of common stock issued to acquire Alacrity
      Communications, Inc. .............................              --               --          10,657

Tax benefit from exercise of employee stock options ....              --               --          35,229
                                                               ------------------------------------------
Balance at December 31, 2000 ...........................            (225)          40,425         257,739
                                                               ==========================================
Comprehensive income (loss):
      Net loss .........................................                          (77,464)        (77,464)
      Currency translation adjustment ..................             (78)                             (78)
                                                                   -----                        ---------
            Total comprehensive loss ...................                                          (77,542)
                                                                                                ---------
Shares of common stock issued under stock option and
      stock purchase plans .............................              --               --           8,295

Repurchase of 1,010,000 shares of common stock .........              --               --          (4,211)

Shares of common stock issued to acquire ADV
      Engineering S.A ..................................              --               --           5,569

Shares of common stock issued to acquire Horizon
      Semiconductors, Inc. .............................              --               --           1,693

Shares of common stock issued to acquire Onex
      Communications Corporation .......................              --               --          52,844

Tax benefit from exercise of employee stock options ....              --               --           8,053
                                                               ------------------------------------------
Balance at December 31, 2001 ...........................           $(303)        $(37,039)      $ 252,440
                                                               ==========================================

          See accompanying notes to consolidated financial statements.

                     TRANSWITCH CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                  Years ended December 31,
                                                                                            2001           2000            1999
                                                                                         ----------------------------------------
Cash flows from operating activities:
      Net (loss) income ............................................................     $ (77,464)      $  38,355       $ 25,334
      Adjustments required to reconcile net (loss) income to cash flows provided by (used in) operating activities, net of effects of acquisitions:
            Depreciation and amortization ..........................................        11,547           6,496          3,494
            Deferred income taxes ..................................................       (46,926)        (33,955)       (13,309)
            Non-cash restructuring charges and asset impairments ...................         2,367              --             --
            Provision for doubtful accounts ........................................           997             500             47
            Tax benefits from exercise of employee stock options ...................         8,053          35,229          8,266
            Charge for excess inventories ..........................................        39,218              --             --
            Other non-cash items ...................................................            --             230            133
            Purchased in-process research and development ..........................        22,000           2,800             --
            Extraordinary gain on extinguishment of 4 1/2% Convertible Notes due
            2005, net of income taxes ..............................................       (22,093)             --             --
            Decrease (increase) in operating assets:
                  Accounts receivable ..............................................        24,538         (15,735)        (5,239)
                  Inventories ......................................................       (32,547)         (6,998)        (2,424)
                  Prepaid expenses and other assets ................................         3,728          (2,634)        (1,844)
            (Decrease) increase in operating liabilities:
                  Accounts payable .................................................        (4,433)          3,661          1,294
                  Accrued expenses and other liabilities ...........................        (5,679)         30,832          1,416
                  Restructuring liabilities ........................................        29,924              --             --
                                                                                         ----------------------------------------
                       Net cash (used in) provided by operating activities .........       (46,770)         58,781         17,168
                                                                                         ----------------------------------------

Cash flows from investing activities:
      Purchase of product licenses .................................................        (2,000)           (500)        (1,000)
      Capital expenditures .........................................................        (9,469)        (10,481)        (5,053)
      Purchases of investments in non-publicly traded companies ....................        (9,009)         (6,505)        (2,499)
      Acquisition of businesses, net of cash acquired ..............................       (12,729)             90             --
      Purchases of held-to-maturity investments ....................................      (271,673)       (256,858)       (98,855)
      Proceeds from held-to-maturity of investments ................................       316,503         202,286         45,824
                                                                                         ----------------------------------------
                       Net cash provided by (used in) investing activities .........        11,623         (71,968)       (61,583)
                                                                                         ----------------------------------------

Cash flows from financing activities:
      Proceeds from issuance of 4 1/2% Convertible Notes due 2005, net of
      issuance costs ...............................................................            --         443,694             --
      Repurchase of 4 1/2% Convertible Notes due 2005 ..............................      (106,163)             --             --
      Proceeds from the exercise of stock options ..................................         8,295          21,423          7,105
      Repurchase of common stock held in treasury, at cost .........................        (4,211)             --             --
      Proceeds from the issuance of common stock, net of issuance costs ............            --              --         68,181
                                                                                         ----------------------------------------
                       Net cash (used in) provided by financing activities .........      (102,079)        465,117         75,286
                                                                                         ----------------------------------------

                                                                                         ----------------------------------------
Effect of exchange rate change on cash and cash equivalents ........................           (78)            (63)          (136)
                                                                                         ----------------------------------------

(Decrease) increase in cash and cash equivalents ...................................      (137,304)        451,867         30,735
Cash and cash equivalents at beginning of year .....................................       507,552          55,685         24,950
                                                                                         ----------------------------------------
Cash and cash equivalents at end of year ...........................................     $ 370,248       $ 507,552       $ 55,685
                                                                                         ========================================

          See accompanying notes to consolidated financial statements.

                     TRANSWITCH CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Tabular dollars in thousands, except share and per share amounts)

Note 1. Summary of Significant Accounting Policies

Description of Business

      TranSwitch Corporation ("TranSwitch" or the "Company") was incorporated in Delaware on April 26, 1988 and is headquartered in Shelton, Connecticut. The Company and its subsidiaries (collectively, "TranSwitch" or the "Company") design, develop, market and support highly integrated digital and mixed-signal semiconductor devices for the telecommunications and data communications markets.

Principles of Consolidation

      The consolidated financial statements include the accounts of TranSwitch Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, allowances for uncollectable receivables, inventory obsolescence, product warranty, depreciation and amortization, taxes, and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Cash, Cash Equivalents and Investments in Marketable Securities

      All highly liquid investments with an original maturity of three months or less are considered cash equivalents. Cash equivalents were approximately $370.2 and $470.7 million for the fiscal years ended December 31, 2001 and 2000, respectively. Cash equivalents consist of overnight bank repurchase agreements, certificates of deposit, U.S. Treasury Bills, commercial paper and U.S. Agency Notes. The majority of the Company's cash and cash equivalents are maintained with three major financial institutions. The cash, cash equivalents and investment balances at institutions may, at times, be above the Federal Deposit Insurance Corporation insured limit of $0.1 million per account.

      Short and long-term investments are comprised of marketable securities, primarily U.S. Treasury Bills, commercial paper, and corporate debt securities. Investments with remaining maturities greater then ninety days, but less than one year, as of the date of the balance sheet are considered short-term. Long-term investments consist of the same mix of securities with maturity dates greater than one year from the balance sheet date. At December 31, 2001 and 2000, all of the Company's marketable securities are classified as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the securities to maturity. These investments are recorded at amortized cost.

Fair Value of Financial Instruments

      The carrying amounts for cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value because of their short maturities. The fair values of long-term investments and the 4 1/2% Convertible Notes due 2005 are determined using quoted market prices for those securities or similar financial instruments. The fair value of the outstanding 4 1/2% Convertible Notes due 2005 was approximately $178.5 and $400.0 million at December 31, 2001 and 2000, respectively. The fair value of the Company's long-term investments are disclosed in note 3 to the consolidated financial statements.

                     TRANSWITCH CORPORATION AND SUBSIDIARIES

       (Tabular dollars in thousands, except share and per share amounts)

Inventories

      Inventories are carried at the lower of cost (on a weighted-average cost basis) or estimated net realizable value.

Product Licenses

      Product licenses are amortized using the greater of: (1) the amount computed using the ratio of a product's current gross revenues to the product's total of current and estimated future gross revenues; or (2) or the straight-line method over the estimated useful life of the asset, generally three to five years, not to exceed the term of the license. The Company capitalized $2.0 million, $0.5 million and $1.0 million for the years ended December 31, 2001, 2000 and 1999, respectively, in connection with the acquisition of selected technologies. Amortization of product licenses amounted to $0.3, $0.4 and $0.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. Product licenses, net, are included in other assets on the consolidated balance sheets. During fiscal 2001, the Company recorded an impairment charge related to a product license, refer to note 11.

Property and Equipment

      Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment is calculated using the half-year convention method over the asset's estimated useful lives, ranging from three to seven years. Any gain or loss resulting from sale or retirement is included in the consolidated statement of operations. Repairs and maintenance are expensed as incurred while renewals and betterments are capitalized. Costs incurred for assets being constructed or installed but not yet placed in service at the balance sheet date are recorded as construction in progress.

Goodwill and Purchased Intangible Assets

      Goodwill and purchased intangible assets are carried at cost less accumulated amortization, and are being amortized over the estimated economic lives of the respective assets, generally five to ten years. Accumulated amortization for goodwill and purchased intangible assets amounted to $2.9 million and $0.4 million for the years ended December 31, 2001 and 2000. Refer also to "Recent Accounting Pronouncements" below as well as note 2 "Business Combinations" for additional disclosure.

Deferred Financing Costs

      Deferred financing costs on our 4 1/2% Convertible Notes due 2005 are amortized using the interest method over the term of the related notes. The Company had deferred financing costs, net of $8.1 and $15.2 million at December 31, 2001 and 2000, respectively. Amortization, included in the consolidated statement of operations as a component of interest expense, was $2.7 million and $1.1 million for the years ended December 31, 2001 and 2000, respectively. During the year ended December 31, 2001, the Company recognized a gain related to the early extinguishment of convertible notes which were reduced by the write-off of $4.5 million in associated deferred financing costs. Refer to note 10 for additional details on our 4 1/2% convertible notes due 2005.

Impairment of Intangibles and Long-Lived Assets

      The Company reviews long-lived assets, goodwill and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that an intangible or long-lived asset should be evaluated for possible impairment, an estimate of the related asset's undiscounted future cash flows over the remaining life of the asset will be made to determine whether the carrying value is recoverable. Any impairment is measured based upon the excess of the carrying value of the asset over its estimated fair value which is generally based on an estimate of future discounted cash flows.

                     TRANSWITCH CORPORATION AND SUBSIDIARIES

       (Tabular dollars in thousands, except share and per share amounts)

Investments in Non-Publicly Traded Companies

      The Company has certain minority investments in the convertible preferred stock of several non-publicly traded companies in which it has less than 20 percent of the voting rights and does not exercise significant influence. These investments are carried at cost and are reviewed periodically for impairment. The appropriate reductions in carrying values are recorded when and if necessary. During the three years ended December 31, 2001, the Company did not record any impairment charges on these investments.

Revenue Recognition

      Net revenues are comprised of product shipments, principally to domestic and international telecommunications and data communications OEMs and to distributors. Net revenues from product sales are recognized at the time of product shipment when the following criteria are met: (1) title and risk of loss transfers to the customer; (2) the selling price is fixed or determinable; and
(3) collectibility is reasonably assured.

      Agreements with certain distributors provide price protection and return and allowance rights. With respect to the sales to distributors the: (1) prices are fixed at the date of shipment from the Company's facilities; (2) payment is not contractually or otherwise excused until the product is resold; (3) Company does not have any obligations for future performance relating to the resale of the product; and (4) amount of future returns, allowances, refunds and costs to be incurred can and are reasonably estimated and accrued at the time of shipment.

Concentrations of Credit Risk

      Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable.

      Cash, cash equivalents, and marketable securities are maintained in investment grade financial instruments with high-quality financial institutions, thereby reducing credit risk concentrations. In addition, the Company limits the amount of credit exposure to any one financial institution and any one type of investment.

      At December 31, 2001, over 90% of accounts receivable were due from four major customers. The majority of the Company's sales are to customers in the telecommunications and data communications industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company does establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Product Warranties

      TranSwitch provides warranties on its products for up to one year from the date of sale. A liability is recorded for estimated costs to be incurred under product warranties, which is based primarily on historical experience. Estimated warranty expense is recorded as cost of revenues as products are sold.

Research and Development Costs

      Research and development costs are expensed as incurred.

Income Taxes

      Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that

                     TRANSWITCH CORPORATION AND SUBSIDIARIES

       (Tabular dollars in thousands, except share and per share amounts)

includes the enactment date. To the extent that it is more likely than not that the Company will not be able to utilize deferred income tax assets in the future, a valuation allowance is established.

Stock-Based Compensation

     As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock-Based Compensation, an interpretation of APB Opinion No. 25" and related interpretations in accounting for its stock-based compensation plans. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with SFAS No. 123 and its interpretations. Expense associated with stock-based compensation is amortized over the vesting period of each individual award.

Earnings Per Share

      Basic earnings per share are based upon the weighted average common shares outstanding during the period. Diluted earnings per share assume exercise of all outstanding "in-the-money" stock options and the conversion of the 4 1/2% Convertible Notes due 2005 into common stock at the beginning of the period or the date of issuance, if later, unless they are anti-dilutive.

Foreign Currency Translation

      All foreign subsidiaries use their local currency as their functional currency. Therefore, assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average exchange rates during the year. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss). Gains and losses related to monetary assets and liabilities denominated in a currency different than a subsidiary's functional currency are included in the consolidated statements of operations.

Reclassifications

      Certain reclassifications have been made in the 2000 balance sheet to conform to the 2001 presentation.

Recent Accounting Pronouncements

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies certain criteria that must be met in order for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. The Company adopted the provisions of SFAS 141 as of July 1, 2001. Accordingly, for the acquisition of Onex, the Company recorded $40.6 million in goodwill which is not being amortized. Refer also to note 2 of these consolidated financial statements.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") which is effective for TranSwitch's fiscal year beginning January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions, upon adoption, for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Upon adoption of SFAS 142, the Company will cease to amortize approximately $54.5 million of goodwill and assembled workforce intangible assets. The Company had recorded approximately $2.5 million of amortization on these amounts during 2001 and would have recorded approximately $2.6 million of amortization during 2002. In lieu of

                     TRANSWITCH CORPORATION AND SUBSIDIARIES

       (Tabular dollars in thousands, except share and per share amounts)

amortization, the Company will be required to perform an impairment review of its goodwill balance upon the initial adoption of SFAS 142. The Company expects to complete the initial review during the second quarter of 2002. The Company does not expect to record an impairment charge upon completion of the initial review, however there can be no assurance that at the time the review is completed a material impairment loss will not be recorded. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations -Reporting the Effects of Disposal of a Division of a Business. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for TranSwitch's fiscal year beginning January 1, 2002. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

Note 2. Business Combinations

      During the years ended December 31, 2001 and 2000, the Company completed five acquisitions. All acquisitions during 2001 and 2000 were accounted for under the purchase method of accounting for business combinations, with the exception of EASICS NV which was accounted for as a pooling of interests during 2000. The consolidated financial statements include the operating results of each business from the date of acquisition, except EASICS NV where historical balances are reflected. All significant intercompany balances and transactions have been eliminated.

FISCAL 2001

      A summary of purchase transactions completed during fiscal 2001 is outlined as follows:

                                                                 Onex             Horizon             ADV               Total
                                                            Communications     Semiconductors,     Engineering         Purchase
                                                              Corporation           Inc.              S.A.           Acquisitions
                                                            ---------------------------------------------------------------------
Purchase Price Allocation:
Purchased in-process research and development .......           $22,000            $   --            $   --            $22,000
Goodwill & assembled workforce ......................            40,621             2,379             5,424             48,424
Deferred income tax assets ..........................             9,137                --                --              9,137
Cash and other tangible assets ......................            11,890               199             1,072             13,161
Patents .............................................             1,600                --                --              1,600
Accrued liabilities .................................            (3,888)             (254)             (280)            (4,422)
                                                            ---------------------------------------------------------------------
                             Total Purchase Price ...           $81,360            $2,324            $6,216            $89,900
                                                            =====================================================================

      Onex Communications Corporation

            On September 21, 2001 the Company acquired Onex, which develops System Silicon Solutions for multi-service platforms. This acquisition was a strategic investment aimed at enhancing the Company's product offering with higher speed solutions. As a result of this acquisition, the Company issued 5,481,504 shares of its common stock and assumed 523,543 common stock options. The common stock issued was valued at the closing price of $8.80 per share as listed on the Nasdaq National Market on the date that the definitive merger agreement was signed (August 17, 2001) as the number of common shares to be issued were fixed on that date. This equates to a total fair value of $52.8 million in common stock. The Company also paid $20.0 million in

                     TRANSWITCH CORPORATION AND SUBSIDIARIES

       (Tabular dollars in thousands, except share and per share amounts)

      cash. The Company incurred transaction fees of approximately $3.5 million in conjunction with this purchase, which were substantially paid as December 31, 2001. This purchase, combined with a previous investment of $5.1 million accounted for under the cost method, brings the Company's total purchase price of Onex to $81.4 million.

            Purchased In-Process Research and Development

                  The $22.0 million allocated to IPR&D was determined through independent valuations using established valuation techniques in our industry. The value allocated to IPR&D was based upon the forecasted operating after-tax cash flows from the technology acquired, giving effect to the stage of completion at the acquisition date. Future cash flows were adjusted for the value contributed by any core technology and development efforts expected to be completed post acquisition. These forecasted cash flows were then discounted at rates commensurate with the risks involved in completing the acquired technologies taking into consideration the characteristics and applications of each product, the inherent uncertainties in achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. After considering these factors, the risk adjusted discount rates for the Onex products were determined to be 30%. Acquired technology that had not yet reached technological feasibility and for which no alternative future uses existed was expensed upon acquisition. The in-process technology acquired from Onex consisted of two projects:
            Switch Processor (SP) and Switch Element (SE). These projects are further described as follows:

                  The SP technology consists of highly integrated and
            programmable silicon that can combine any and all combinations of SONET/SDH transmission and native support for TDM, ATM and packet processing on a single chip. Significant features under development of the SP technology include the fact that SP is a 17 million gate device. The portion of in-process research and development allocated to this project was $14.1 million. It was estimated that the SP project was approximately 60% complete and the remaining costs to complete the project were $4.9 million. This project is expected to be completed in April 2002. The risks associated with the development of SP product are technical completion, timing, cost, and market risks. Technical completion must bear the risk that the technology's back-end layout is appropriate. Timing risk of developing the SP is significant due to the unpredictable nature of technical issues with such technology. Although a market exists for this type of product, producing the SP product cost-effectively and gaining general market acceptance has yet to be proven and presents risk to the success of the SP product.

                  The SE technology consists of a 30 Gbps (12 port OC-48) switch technology capable of switching TDM, ATM or variable length packet traffic. Significant features under development of the SE technology include frequency and phase synchronization. The portion of in-process research and development allocated to this project was $7.9 million. It was estimated that the SE technology was approximately 75% complete and the remaining costs to complete the project were $2.7 million. The initial development of this project was completed in December 2001 and was in the process of being tested at year end. The risks associated with the development of SE product are technical completion, timing, cost, and market risks. Technical completion for the initial prototype lots centers on the reliability of IBM's Unilink technology. Although a market for the SE product exists, producing the SE product cost-effectively and gaining general market acceptance has yet to be proven and presents risk to the success of the product.

            Goodwill

                  The excess purchase price, including the Company's original investment in Onex, over the fair value of the net identifiable assets and liabilities acquired of $40.6 million has been recorded as goodwill. In accordance with SFAS 141 and SFAS 142, the Company is not amortizing this asset as the transaction was completed after June 30, 2001, but will perform a periodic evaluation for impairment.

                     TRANSWITCH CORPORATION AND SUBSIDIARIES

       (Tabular dollars in thousands, except share and per share amounts)

            Patents

                  Patents of $1.6 million acquired were determined to have an estimated useful life of 10 years and are being amortized, on a straight-line basis, over this period.

            Proforma Financial Information

                  The following unaudited proforma financial information
            presents the combined results of operations of TranSwitch and Onex as if the acquisition had occurred on January 1, 2000. This presentation gives effect to certain adjustments including: the write-off of acquired in-process research and development, amortization of the acquired patents, additional depreciation expense and related income tax effects. The proforma financial information does not necessarily reflect the results of operations that would have occurred had TranSwitch and Onex constituted a single entity during such periods.

                                                                 Twelve months ended
                                                                     December 31,
            Proforma results TranSwitch and Onex combined            (unaudited)
                                                               -----------------------
                                                                 2001           2000
                                                               -----------------------
            Net revenues ................................      $ 58,682       $155,083
                                                               =======================

            (Loss) income before extraordinary gain .....       (94,391)        29,664
                                                               =======================

            Basic (loss) earnings per common share:
            (Loss) income before extraordinary gain .....      $  (1.09)      $   0.34
                                                               =======================

            Diluted (loss) earnings per common share:
            (Loss) income before extraordinary gain .....      $  (1.09)      $   0.32
                                                               =======================

      Horizon Semiconductors, Inc.

            On February 6, 2001, the Company acquired all of the outstanding stock of Horizon Semiconductors, Inc. (Horizon) for 43,507 shares of common stock valued at approximately $1.7 million, and $0.5 million of cash paid to Horizon stockholders. The common stock issued was valued at the average closing price of $38.47 per share as listed on the Nasdaq National Market for the twenty trading days immediately preceding the two trading days prior to the closing date in accordance with the purchase agreement. The total purchase price of approximately $2.3 million includes direct costs of the acquisition totaling approximately $0.2 million. Horizon is a specialized design company for test and diagnostics engineering and was acquired for the strategic value of its products and processes to TranSwitch.

            Goodwill of $2.1 million is being amortized on a straight-line basis over 5 years, and the assembled workforce of $0.2 million is being amortized on a straight-line basis over 3 years. As described in note 1, upon full adoption of SFAS 142 as of January 1, 2002 the Company will no longer amortize goodwill but perform periodic evaluations of impairment. In addition, assembled workforce is not an intangible asset under SFAS 142 and will be combined with goodwill. Pro forma results of operations for Horizon have not been presented because the effects of this acquisition were not material to the financial statements either individually or combined with other acquisitions.

      ADV Engineering S.A.

            On January 18, 2001, the Company acquired all of the outstanding stock of ADV Engineering S.A. (ADV) for 129,971 shares of common stock valued, in the aggregate, at approximately $5.6 million. The common stock issued was valued at the average closing price of $42.85 per share as listed on the Nasdaq National Market for the thirty trading days immediately preceding the two trading days prior to the closing date in accordance with the purchase agreement. The total purchase price of approximately $6.2 million includes direct

                     TRANSWITCH CORPORATION AND SUBSIDIARIES

       (Tabular dollars in thousands, except share and per share amounts)

      costs of the acquisition totaling approximately $0.6 million. In addition, if ADV achieved certain milestones, the Company was obligated to pay out an additional $5 million in cash or stock in January 2002. Subsequent to year end, the milestones were achieved and the Company paid $5 million in cash on January 24, 2002; which we recorded as goodwill (refer to subsequent events, note 17 for additional detail). ADV is a fabless semiconductor company and was acquired for the strategic value of its products and processes to TranSwitch.

            Goodwill of $4.9 million is being amortized on a straight-line basis over 5 years, and the assembled workforce of $0.5 million was being amortized on a straight-line basis over 3 years. As described in note 1, the Company will adopt SFAS 142 as of January 1, 2002 at which time it will no longer amortize goodwill but perform periodic evaluations of impairment. In addition, assembled workforce is not an intangible asset under SFAS No. 141 and will be combined with goodwill. Pro forma results of operations for ADV have not been presented because the effects of this acquisition were not material to the financial statements either individually or combined with other acquisitions.

FISCAL YEAR 2000

      EASICS NV

            In May 2000, the Company completed a combination with EASICS NV, a Belgian communications semiconductor design service provider, in which Easics NV became a wholly-owned subsidiary of TranSwitch. The Company issued 505,382 shares of common stock in exchange for all of the outstanding stock of EASICS NV. The transaction was accounted for as a pooling-of-interests and, accordingly, the historical consolidated financial statements were restated to include the financial position, results of operations, and cash flows of EASICS NV for all periods presented. During the year ended December 31, 2000, merger-related transaction costs of $1.2 million were recorded and included under merger costs in the Consolidated Statements of Operations. There were no significant adjustments required to the accounting policies of EASICS NV.

      Alacrity Communications, Inc.

            On August 1, 2000, the Company acquired all of the outstanding stock of Alacrity for 266,836 shares of common stock, which includes the conversion of stock options to purchase 5,756 shares of common stock, valued, in the aggregate, at approximately $10.7 million. The total purchase price of approximately $11.3 million also includes professional fees and other direct costs of the acquisition totaling $0.6 million. Alacrity specializes in the development and marketing of high-capacity VLSI switching devices for telecommunications and data communications applications. The allocation of purchase price among tangible and intangible assets acquired and liabilities assumed are as follows:

            Tangible assets .......................      $    359
            Intangible assets:
            Goodwill ..............................         8,477
            Assembled workforce ...................           350
            In-process research and development ...         2,800
            Liabilities ...........................          (697)
                                                         --------
            Total purchase price ..................      $ 11,289
                                                         ========

            The amount allocated to in-process research and development of $2.8 million was expensed upon acquisition, as it was determined that the underlying project had not reached technological feasibility, had no alternative future use and successful development was uncertain. The charge for IPR&D was based on a methodology that focused on the present value of after-tax cash flows attributable to the in-process project combined with the consideration of the stage of completion of the individual research and development project at the date of acquisition.

                     TRANSWITCH CORPORATION AND SUBSIDIARIES

       (Tabular dollars in thousands, except share and per share amounts)

            The significant assumptions used in determining the valuation of the IPR&D are as follows:

      o     Net cash inflows are anticipated to commence in 2002;

      o     Risk adjusted discount rate applied to cash flows of 30%; and

      o No anticipated material changes from historical pricing margin and expense levels.

            To date, there have been no shipments related to this product or changes in development that would require an adjustment to the valuation.

Note 3. Investments in Marketable Securities and Investments in Non-Publicly Traded Companies

Investments in Marketable Securities

      The following table summarizes investments in securities classified as cash and cash equivalents, short-term and long-term investments at December 31, 2001 and 2000:

                                                                       Gross       Gross
                                                       Amortized    Unrealized   Unrealized
                                                         cost          Gains      (losses)    Fair value
                                                       -------------------------------------------------
Fiscal Year Ended December 31, 2001
      Money market & certificates of deposit ....      $309,043      $     --      $  --       $309,043
      U.S. government & agency obligations ......        41,695           747         --         42,442
      Corporate bonds & commercial paper ........        66,020         1,797         --         67,817
                                                       -------------------------------------------------
                  Total at December 31, 2001 ....      $416,758      $  2,544      $  --       $419,302
                                                       =================================================

                                                                       Gross       Gross
                                                       Amortized     Unrealized  Unrealized
                                                         cost          Gains      (losses)    Fair value
                                                       -------------------------------------------------
Fiscal Year Ended December 31, 2000
      Money market & certificates of deposit ....      $    748      $     --      $  --       $    748
      U.S. government & agency obligations ......       499,420            --       (502)       498,918
      Corporate bonds & commercial paper ........        81,304            --       (167)        81,137
                                                       -------------------------------------------------
                  Total at December 31, 2000 ....      $581,472      $     --      $(669)      $580,803
                                                       =================================================

                                                             December 31,
                                                         2001           2000
                                                       ----------------------
Reported as:
            Cash and cash equivalents ...........      $350,910      $470,717
            Short-term investments ..............        39,344        56,572
            Long-term investments ...............        26,504        54,183
                                                       ----------------------
                  Total .........................      $416,758      $581,472
                                                       ======================

      Marketable debt securities had scheduled maturities of less than three and four years for the years ended December 31, 2001 and 2000 respectively.

      During the year ended December 31, 2001, the Company sold certain held-to-maturity securities prior to their maturity date due to a decline in credit quality of the underlying issuers. The total amortized cost of the securities sold prior to maturity was approximately $5.4 million and the Company recognized a loss of approximately $0.1 million on these sales. This loss is netted against interest income on the Company's consolidated statements of operations. There were no early sales of held -to- maturity securities during the year ended December 31, 2000.

Investments in Non-Publicly Traded Companies

      The Company has purchased shares of convertible preferred stock of certain privately held companies. The Company's direct and indirect (which include certain board members and employees) voting interest is less than 20% of the total ownership of each of these companies as of December 31, 2001, and the Company does not exercise significant influence over the management of these companies as defined by APB Opinion No. 18 "The

                     TRANSWITCH CORPORATION AND SUBSIDIARIES

       (Tabular dollars in thousands, except share and per share amounts)

Equity Method of Accounting for Investments in Common Stock," and other relevant literature. During 2001, the Company has also purchased an interest of approximately 48% in GTV Capital, L.P., a venture capital limited partnership. This investment has been accounted for under the equity method. The Company has recorded 48% of the limited partnership's losses from its date of investment through December 31, 2001 which have been insignificant. Excluding GTV Capital, L.P., all investments in non-publicly traded companies are carried at cost.

      The following table summarizes the Company's investments in non publicly-traded companies at December 31, 2001 and 2000:

                                                                 December 31,
Investee company:                                              2001        2000
                                                             -------------------
TeraOp (USA) Inc. .........................................  $ 4,000      $   --
OptiX Networks, Inc. ......................................    3,658       2,554
Accordion Networks, Inc. ..................................    1,500          --
Intellectual Capital for Integrated Circuits, Inc. ........    1,385         831
Onex Communications Corporation(1) ........................       --       5,095
GTV Capital, L.P. .........................................    1,186         150
Systems On Silicon, Inc. ..................................      409          --
                                                             -------------------
                              Total minority investments ..  $12,138      $8,630
                                                             ===================

      (1) The Company acquired Onex Communications Corporation during fiscal 2001, refer to note 2.

      From time to time, the Company will conduct business transactions with the companies listed above. During fiscal 2001, the Company contracted IC4IC, Inc. to perform approximately $0.8 million in design services.

Note 4. Inventories

      The components of inventories at December 31, 2001 and 2000 are as follows:

                                                         December 31,
                                                      2001         2000
                                                     -------------------
            Raw material ......................      $3,961      $ 1,414
            Work-in-process ...................       1,031        4,130
            Finished goods ....................       3,235        9,354
                                                     -------------------
                         Total inventories ....      $8,227      $14,898
                                                     ===================

      As a result of current and anticipated business conditions, as well as lower than anticipated demand, the Company recorded a provision for excess inventories of approximately $39.2 million during the year ended December 31, 2001. This provision was calculated in accordance with the Company's accounting policy. The effect of this inventory provision was to write inventory down to a new cost basis. There has been no subsequent disposal of inventory previously written-down reflected in the consolidated statement of operations.

                     TRANSWITCH CORPORATION AND SUBSIDIARIES

       (Tabular dollars in thousands, except share and per share amounts)

Note 5. Property and Equipment, Net

      The components of property and equipment, net at December 31, 2001 and 2000 are as follows:

                                                                   Estimated           December 31,
                                                                  Useful Lives      2001         2000
                                                                  -------------------------------------
Purchased computer software...................................       3 years      $ 14,960     $ 10,071
Equipment.....................................................      3-7 years       14,209       13,221
Semiconductor tooling.........................................       3 years         1,232        1,232
Furniture.....................................................      3-7 years        3,037        2,741
Leasehold improvements........................................     Lease term*       1,548        1,394
Construction in-progress (software and equipment).............                       1,683          737
                                                                                  ---------------------
Gross property and equipment..................................                      36,669       29,396
Less accumulated depreciation and amortization................                     (17,723)     (15,932)
                                                                                  ---------------------
Property and equipment, net...................................                    $ 18,946     $ 13,464
                                                                                  =====================

----------
* Shorter of estimated useful life or lease term.

      Depreciation expense was $6.1, $4.6 and $3.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Note 6. Segment Information and Major Customers

      Under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company uses the "management" approach to reporting segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. Under SFAS No. 131, there is one business segment: communication semiconductor products.

Products and Services

      TranSwitch's products are VLSI semiconductor devices that provide core functionality of communications network equipment. The integration of various technologies and standards in these devices result in a homogeneous product line for management and measurement purposes.

                     TRANSWITCH CORPORATION AND SUBSIDIARIES

       (Tabular dollars in thousands, except share and per share amounts)

Enterprise-wide Information

      Enterprise-wide information provided on geographic net revenues is based on the customer's ordering location. Long-lived asset information is based on the physical location of the assets. The following tables present net revenues and long-lived assets information for geographic areas:

                                                 Years ended December 31,
                                          2001            2000             1999
                                        ----------------------------------------
Net revenues:
      United States ...........         $17,922         $ 84,517         $50,334
      Canada ..................           1,193              988           2,458
      Germany .................          10,882            4,259             610
      United Kingdom ..........           6,142           24,423           2,283
      China ...................           8,418           15,150           2,358
      Korea ...................           5,613           14,285           2,864
      Israel ..................           4,838            7,520           2,937
      Other countries .........           3,674            3,941           9,689
                                        ----------------------------------------
            Total .............         $58,682         $155,083         $73,533
                                        ========================================

                                                      December 31,
                                          2001            2000             1999
                                        ----------------------------------------
Long-lived assets:
      United States ...........         $84,926         $ 28,524         $ 8,841
      Other countries .........           3,276            3,093           1,767
                                        ----------------------------------------
            Total .............         $88,202         $ 31,617         $10,608
                                        ========================================

Information about Major Customers

      The Company ships its products to both distributors and directly to end customers. The following tables set forth the percentage of net revenues attributable to all of the Company's major distributors as well as the significant customers that had total purchases (either direct or through distributors) of greater than 10% of net revenues for the three years ended December 31, 2001:

                                                                    Years ended December 31,
                                                              2001           2000         1999
                                                              --------------------------------
Distributors:
      Insight Electronics, Inc.(1).......................      24%            32%          33%
      Weone Corporation (2)..............................      10%             *            *
      Unique Memec (3)...................................      10%            16%           *
      Arrow Electronics, Inc.(4).........................       *              *           18%

Significant Customers:
      Siemens AG (3).....................................      21%             *            *
      Redback Networks, Inc. (1).........................      12%             *            *
      Samsung Corporation (2)............................      11%             *            *
      Lucent Technologies, Inc. (1)(5)...................      11%            11%          16%
      Tellabs, Inc. (1)(4)...............................       *             16%          13%
      Nortel Networks Corporation (1)(4).................       *              *           13%

------------
      (1) The end customers of the shipments to Insight Electronics, Inc. include Redback Networks, Inc. in 2001, Lucent in 2001, 2000 and 1999, a portion of Tellabs, Inc. purchases in 2000 and a portion of Nortel Networks Corporation's purchases in 1999.
      (2) The primary end customer of the shipments to Weone Corporation was Samsung Corporation in 2001.

                     TRANSWITCH CORPORATION AND SUBSIDIARIES

       (Tabular dollars in thousands, except share and per share amounts)

      (3) A portion of the shipments to Siemens AG were distributed through Unique Memec.
      (4) The end customers of the shipments to Arrow Electronics, Inc. include Tellabs, Inc. in 1999 and 2000 as well as Nortel Networks Corporation in 1999.
      (5) Shipments to Lucent Technologies, Inc. also includes those made to Ascend Communications, which was acquired by Lucent Technologies, Inc. during 1999.

*     Revenues were less than 10% of our net revenues in these years.

Note 7. Income Taxes

      The components of income (loss) before income taxes and extraordinary gain for the three years ended December 31, 2001 are as follows:

                                                                              Years ended December 31,
                                                                          2001           2000         1999
                                                                       ------------------------------------
U.S. domestic income (loss) .....................................      $(139,732)      $62,085      $22,262
Foreign income ..................................................          1,325           653          260
                                                                       ------------------------------------
Income (loss) from before income taxes and extraordinary gain ...      $(138,407)      $62,738      $22,522
                                                                       ====================================

      The provision (benefit) for income taxes is comprised of the following:

                                                  Years ended December 31,
                                             2001           2000          1999
                                          -------------------------------------
      Federal income taxes:
            Current ..................... $     --        $19,638       $ 1,581
            Deferred ....................  (36,906)         1,184        (4,682)
      State income taxes:
            Current .....................       --          3,210           434
            Deferred ....................   (2,395)            90          (263)
      Foreign income taxes:
            Current .....................      451            261           216
            Deferred ....................       --             --           (98)
                                          -------------------------------------
      Income tax expense (benefit) ...... $(38,850)       $24,383       $(2,812)
                                          =====================================

      In addition, there was income tax expense of $13.2 million related to the extraordinary gain from the repurchase of the 4 1/2% Convertible Notes due 2005.

      The following table summarizes the differences between the U.S. federal statutory rate and the Company's effective tax rate for financial statement purposes for the three years ended December 31, 2001:

                                                    Years ended December 31,
                                                2001         2000         1999
                                               --------------------------------
      U.S. federal statutory tax rate ......   (35.0)%       35.0%        35.0%
      State taxes ..........................    (1.8)         3.4          0.8
      In-process research and development ..     5.6          1.6           --
      Foreign sales corporation benefit ....      --         (1.9)          --
      Change in valuation allowance ........     2.4           --        (48.2)
      Permanent differences and other ......     0.7          0.8         (0.1)
                                               --------------------------------
      Effective income tax rate ............   (28.1)%       38.9%       (12.5)%
                                               ================================

                     TRANSWITCH CORPORATION AND SUBSIDIARIES

       (Tabular dollars in thousands, except share and per share amounts)

      The tax effect of temporary differences that give rise to deferred income tax assets and deferred income tax liabilities at December 31, 2001 and 2000 are presented below:

                                                                         2001           2000
                                                                       -----------------------
Deferred income tax assets:
      Property and equipment ....................................      $  1,117       $    302
      Other nondeductible reserves ..............................         1,645          3,776
      Restructuring reserve .....................................        10,864             --
      Capitalized research & development for tax purposes .......         5,636             --
      Capitalized start up costs for tax purposes ...............         1,998             --
      Net operating losses ......................................        48,268         19,306
      Research & development and other credits ..................        10,868          3,158
      Other .....................................................         1,165             64
                                                                       -----------------------
      Total gross deferred income tax assets ....................        81,561         26,606
      Less valuation allowance ..................................       (12,289)          (833)
                                                                       -----------------------
      Net deferred income tax assets ............................        69,207         25,773
                                                                       -----------------------
      Deferred income tax liabilities
            Other ...............................................          (713)           (62)
                                                                       -----------------------
      Total deferred income taxes, net of valuation allowance ...      $ 68,559       $ 25,711
                                                                       =======================

      The valuation allowance of $12.3 million relates to state tax net operating losses and federal and state research and development and other credits which management believes it more likely than not will expire unutilized. Subsequently recognized income tax benefits, if any, in the amount of $3.8 million will be applied directly to additional paid-in capital and $0.6 million will be applied to reduce goodwill. Of the total deferred income tax assets at December 31, 2001, $3.0 million is recorded as current and $65.5 million is recorded as non-current.

      At December 31, 2001, the Company had available, for federal income tax purposes, net operating loss ("NOL") carryforwards of approximately $126.2 million and research and development tax credit carryforwards of approximately $7.2 million expiring in varying amounts from 2003 through 2021. For state income tax purposes, the Company had available NOL carryforwards of approximately $45.6 million and state tax credit carryforwards of $5.3 million expiring in varying amounts from 2002 to 2021.

      Certain transactions involving the Company's beneficial ownership have occurred which resulted in a stock ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, approximately $21.9 million of the NOL carryforwards and $1.4 million of research and development tax credit carryforwards are subject to these limitations. However, the Company believes it is more likely than not that the NOL carryforwards will be utilized.

Note 8. Stockholders' Equity

Stockholders' Rights Plan

      On October 1, 2001, the Board of Directors enacted a stockholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of TranSwitch common stock outstanding at the close of business on October 1, 2001 to the stockholders of record on that date. Each stockholder of record as of October 1, 2001 received a summary of the rights and any new stock certificates issued after the record date contain a legend describing the rights. Each preferred share purchase right entitles the registered holder to purchase from us one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company, at a price of $50.00 per one one-thousandth of a Preferred Share, subject to adjustment, upon the occurrence of certain triggering events, including the purchase of 15% or more of the Company's outstanding common stock by a third party. Until a triggering event occurs, the common stockholders have no right to purchase shares under the stockholder rights plan. If the right to purchase the preferred stock is triggered, the common stockholders will have the ability to purchase sufficient stock to significantly dilute the 15% or greater holder.

                     TRANSWITCH CORPORATION AND SUBSIDIARIES

       (Tabular dollars in thousands, except share and per share amounts)

Stock Buyback

      On September 17, 2001, the Company announced it had adopted a plan to buy back up to 10% of the then outstanding shares of its common stock, based on the price and general market conditions over the next twelve months. The purpose for this stock buy back plan was to stabilize the price of the Company's common stock following the events of September 11, 2001. During the year ended December 31, 2001, TranSwitch repurchased 1,010,000 shares at an average price of $4.13 per share for approximately $4.2 million. Accordingly, this transaction has been reflected on the Company's consolidated balance sheets and consolidated statements of cash flows. The stock repurchases were made with the Company's available cash and cash equivalents.

Authorized Shares

      In connection with the May 2000 annual shareholders' meeting, the shareholders approved an increase to the authorized number of shares of common stock from 100,000,000 to 300,000,000 shares.

Stock Splits

      In June 1999 and January 2000, the Company effected three-for-two splits, and in August 2000, the Company effected a two-for-one split of its common stock paid in the form of a stock dividend. All share and per share data for all periods presented have been adjusted to reflect these stock splits.

Follow-on Common Stock Offering

      On February 9, 1999 and March 16, 1999, the Company completed a follow-on public offering of 8,797,500 shares of its common stock for net proceeds, after issuance costs, of $68.2 million.

Note 9. Employee Benefit Plans

Employee Stock Purchase Plan

      To provide employees with an opportunity to purchase common stock through payroll deductions, the Company established the 1995 Employee Stock Purchase Plan (the "Purchase Plan"), under which 450,000 shares of common stock have been reserved for issuance. Under the Purchase Plan, eligible employees may purchase a limited number of shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is less. Under the Purchase Plan, 75,585, 10,340 and 25,305 shares were issued in 2001, 2000, and 1999, respectively. At December 31, 2001, 62,542 shares remained available for future issuance.

Stock Option Plans

      The Company has three stock options plans: the 1995 Stock Plan, as amended (the "1995 Plan"); the 1995 Non-Employee Director Stock Option Plan (the "Director Plan"); and the 2000 Stock Option Plan (the "2000 Plan").

      With respect to the 1995 Plan, in connection with the May 2000 annual shareholders meeting, the shareholders approved an increase to the maximum number of shares reserved and authorized for issuance to 31,400,000 shares of TranSwitch common stock, pursuant to the grant to employees of incentive stock options and the grant of non-qualified stock options, stock awards or opportunities to make direct purchases of common stock to employees, consultants, directors and executive officers. The terms of the options granted are subject to the provisions of the 1995 Plan as determined by the Compensation Committee of the Board of Directors. The 1995 Plan will terminate ten years after its adoption unless earlier terminated by the Board of Directors. As of December 31, 2001, 7,026,102 shares were available for grant under the 1995 Plan.

      The 2000 Plan, adopted by the Board of Directors on July 14, 2000 and amended on December 21, 2001, provides for the grant of non-qualified options to purchase shares of common stock, up to an aggregate of 10,000,000 shares, to employees and consultants. No member of the Board of Directors or executive officers as

                     TRANSWITCH CORPORATION AND SUBSIDIARIES

       (Tabular dollars in thousands, except share and per share amounts)

appointed by the Board of Directors shall be eligible for grants of options under the 2000 Plan. The terms of the options granted are subject to the provisions of the 2000 Plan as determined by the Compensation Committee of the Board of Directors. Each non-qualified stock option shall either be fully exercisable on the date of grant or shall become exercisable thereafter in such installments as the Board of Directors may specify. The 2000 Plan will terminate ten years after its adoption. No option granted under the 2000 Plan may be exercised after the expiration of seven years from the date of grant. The exercise price of options under the 2000 Plan must be equal to the fair market value of the Common Stock on the date of grant. Options granted under the 2000 Plan are generally nontransferable. As of December 31, 2001, 2,878,419 shares were available for grant under the 2000 Plan.

      The Director Plan provides for the automatic grant of options to purchase shares of common stock, up to an aggregate of 1,575,000 shares, to non-employee directors on the anniversary date of each individual board member joining the Board of Directors. Upon joining the Board of Directors, each director is granted an option to purchase 37,500 shares, one-third of which vest immediately, one-third after the first year, and the remaining one-third after the second year. Annually thereafter, each director is granted an option to purchase 28,800 shares, which vest fully after one year.

      The Director Plan is administered by the Compensation Committee of the Board of Directors. No option granted under the Director Plan may be exercised after the expiration of five years from the date of grant. The exercise price of options under the Director Plan must be equal to the fair market value of the common stock on the date of grant. Options granted under the Director Plan are generally nontransferable. As of December 31, 2001, 9,899 shares were available for grant under the Director Plan.

      Information regarding stock options is set forth as follows:

                                                    Number    Weighted average
                                                  of options   exercise price
                                                 outstanding      per share
                                              --------------------------------
      Outstanding at December 31, 1998 ...       12,909,430       $    2.65
            Granted ......................        5,470,116           11.54
            Exercised ....................       (3,643,948)           1.83
            Canceled .....................         (915,526)           4.54
                                              --------------------------------
      Outstanding at December 31, 1999 ...       13,820,072       $    8.76
            Granted and assumed ..........        6,442,610           33.55
            Exercised ....................       (4,173,771)           5.04
            Canceled .....................         (255,034)          13.64
                                              --------------------------------
      Outstanding at December 31, 2000 ...       15,833,877       $   25.45
            Granted and assumed ..........        9,582,662           14.35
            Exercised ....................       (1,701,777)           4.68
            Canceled .....................       (2,169,907)          22.03
                                              --------------------------------
      Outstanding at December 31, 2001 ...       21,544,855       $   16.61
                                              ================================

      The Company has, in connection with the acquisitions of various companies, assumed the stock option plans of each acquired company, and the related options are included in the preceding table.

                     TRANSWITCH CORPORATION AND SUBSIDIARIES

       (Tabular dollars in thousands, except share and per share amounts)

      Options outstanding and exercisable at December 31, 2001 are as follows:

                                                       Options Outstanding                             Options Exercisable
                                         -----------------------------------------------          ------------------------------
                                                             Weighted
                                                             Average            Weighted                                Weighted
                                                            Remaining           average                                  average
           Range of                         Number         Contractual          exercise             Number             exercise
       Exercise prices                   outstanding           Life              price            exercisable             price
--------------------------------------------------------------------------------------------------------------------------------
$ 0.92 to  2.96................            2,173,215           6.49              $ 2.07            1,676,607             $ 2.07
  3.10 to  3.94................            2,152,006           6.75                3.41            1,503,111               3.31
  4.02 to  5.00................            2,201,481           6.80                4.15              113,439               4.20
  5.46 to  9.98................            4,279,421           6.01                8.91            1,653,738               8.65
 10.05 to 15.00................            2,161,817           6.11               11.56              295,815              12.91
 15.37 to 19.78................            2,125,155           4.96               18.70            1,140,685              18.86
 20.06 to 39.94................            4,783,885           5.69               31.83            1,381,667              31.46
 40.26 to 67.81................            1,667,875           5.49               49.05              550,468              47.63
                                  ----------------------------------------------------------------------------------------------
$ 0.92 to 67.81................           21,544,855           6.01              $16.61            8,315,530             $14.22
                                  ==============================================================================================

      Stock options generally expire five, seven or ten years from the date of grant and generally vest ratably over four years from the date of grant and exercisable thereafter.

      As part of our November 2001 Restructuring Plan (see note 11), which resulted in a wage freeze and salary reductions throughout the Company, the Board of Directors approved a special option grant for most employees where options have a two year vesting schedule beginning in January 2002. These grants, which occurred in November 2001, were for approximately 2 million shares and are included in the $4.02 to $5.00 range above.

Stock-Based Compensation Fair Value Disclosures

      As permitted by SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company applies APB 25 and related interpretations in accounting for stock-based awards. Under APB 25, no compensation expense is recognized in the financial statements for employee stock options because the exercise price of the option equals the market price of the underlying stock on the date of grant.

      The Company is required under SFAS 123 to disclose pro forma information regarding option grants made to employees based on specified valuation techniques that produce estimated compensation charges. Pro forma information under SFAS 123 is as follows:

                                               Years ended December 31,
                                           2001           2000          1999
                                        -------------------------------------
Net income (loss):
      As reported ................      $ (77,464)      $38,355       $25,334
      Pro forma ..................      $(137,185)      $(4,113)      $13,254
Basic earnings (loss) per share:
      As reported ................      $   (0.89)      $  0.47       $  0.33
      Pro forma ..................      $   (1.58)      $ (0.05)      $  0.17
Diluted earnings (loss) per share:
      As reported ................      $   (0.89)      $  0.44       $  0.31
      Pro forma ..................      $   (1.58)      $ (0.05)      $  0.16

                     TRANSWITCH CORPORATION AND SUBSIDIARIES

       (Tabular dollars in thousands, except share and per share amounts)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing with the following assumptions:

                                     2001         2000         1999
                                     -------------------------------
      Risk-free interest rate ....    4.7%         5.1%         6.7%
      Expected life in years .....    2.9          3.0          3.2
      Expected volatility ........   97.6%        85.8%        73.0%
      Expected dividend yield ....     --           --           --

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because the Company's stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees.

      The weighted average fair value of stock options granted, calculated using the Black-Scholes option-pricing model, is $11.86, $19.03 and $6.16 for the three years ended December 31, 2001.

      As required by SFAS 123, the Company recognized compensation expense related to stock options granted to non-employees of $.09 million, $.06 million, and $.06 million for each of the three years ended December 31, 2001, respectively.

Employee 401(k) Plan

      TranSwitch sponsors a 401(k) plan known as the TranSwitch Corporation 401(k) Retirement Plan (the "Plan"). The Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 20% of their annual compensation to the Plan, limited to an annual maximum amount as set periodically by the Internal Revenue Service. The Company provides matching contributions equal to 50% of the employees' deferred compensation, up to a maximum of 6% of the employee's annual compensation. All matching contributions vest immediately. The contribution expense related to the Plan amounted to $0.6 million, $0.4 million and $0.3 million for each of the three years ended December 31, 2001, respectively.

Note 10.  4 1/2% Convertible Notes due 2005 and Extraordinary Gain

      In September 2000, the Company issued $460 million of 4 1/2% Convertible Notes due September 12, 2005, and received proceeds of $444 million, net of debt issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity, into shares of common stock at a conversion price of $61.9225 per share.

      The notes are unsecured and unsubordinated obligations and rank on a parity in right of payment with all existing and future unsecured and unsubordinated indebtedness.

      The Company may redeem the notes, in whole or in part, at any time on or prior to September 12, 2003 at a redemption price equal to 100 percent of the principal amount of notes to be redeemed plus accrued and unpaid interest, if any, to the date of redemption if the closing price of the Company's common stock has exceeded 150 percent of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ("Provisional Redemption").

      Upon any Provisional Redemption, the Company will make an additional payment with respect to the notes called for redemption in an amount equal to $135 per $1,000 principal amount of notes, less the amount of any interest actually paid on the notes before the provisional redemption date. These additional payments are made, at each holder's option, either in cash or common stock or a combination of both.

                     TRANSWITCH CORPORATION AND SUBSIDIARIES

       (Tabular dollars in thousands, except share and per share amounts)

      During the second and third quarters of 2001, the Company repurchased some of its outstanding 4 1/2% Convertible Notes due September 12, 2005. The gain on these repurchases, net of deferred financing fees and income taxes, has been recorded as an extraordinary gain in the consolidated statement of operations. Details of the repurchase and resulting gain on these notes for the year ended December 31, 2001 are as follows:

                                                                   Year ended
                                                               December 31, 2001
                                                               -----------------
      4 1/2% Convertible Notes due 2005 repurchased at par ...     $ 145,950
      Write-off of related deferred financing fees ...........        (4,480)
      Purchase price of 4 1/2% Convertible Notes due 2005 ....      (106,163)
                                                                   ---------
      Gain on repurchase of notes
                                                                      35,307

      Income taxes on gain on repurchase of notes ............       (13,214)
                                                                   ---------
      Extraordinary gain .....................................     $  22,093
                                                                   =========

      The Company has funded the repurchases of the 4 1/2% Convertible Notes due 2005 from available cash, cash equivalents and short-term investments. Refer also to note 17 - subsequent events regarding additional repurchases of these notes.

Note 11.  Restructuring and Asset Impairment Charges

      The Company announced restructuring plans on July 16, 2001 (the "July Plan") and November 15, 2001 (the "November Plan") due to current and anticipated business conditions. These plans resulted in the elimination of seventy-seven positions in North America and the closing of four office buildings in Canada, Massachusetts and Connecticut. A summary and explanation of the restructuring charges and outstanding liabilities are as follows:

                                                July       November
                                                Plan         Plan        Total
                                               --------------------------------
Restructuring Charges:
Employee termination benefits ...............  $1,292      $ 1,944      $ 3,236
Costs to exit facilities ....................      --       29,256       29,256
                                               --------------------------------
              Total Restructuring charges ...  $1,292      $31,200      $32,492
                                               ================================

Restructuring Liabilities:

Current .....................................  $   --      $ 2,999      $ 2,999
Long-term ...................................      --       26,925       26,925
                                               --------------------------------
          Total Restructuring Liabilities ...  $   --      $29,924      $29,924
                                               ================================

      The July Plan consisted of employee termination benefits of approximately $1.3 million related solely to a workforce reduction of thirty positions in North America and across all functional areas of the Company. These employees were terminated during the third quarter of 2001 and provided severance and related benefits. As of December 31, 2001, all obligations under the July Plan have been paid.

      The November Plan consisted of employee termination benefits of approximately $1.9 million related to a workforce reduction of forty-seven positions in North America and across all functional areas of the Company. These employees were terminated during the fourth quarter of 2001 and provided severance and related benefits. As of December 31, 2001, the Company has made cash payments totaling approximately $0.6 million which have been charged against the restructuring liabilities. The remaining $1.3 million in employee termination obligations under this plan is included in current restructuring liabilities on the consolidated balance sheet and is expected to be paid out during the first quarter of 2002.

                     TRANSWITCH CORPORATION AND SUBSIDIARIES

       (Tabular dollars in thousands, except share and per share amounts)

      The November Plan also included the closing of two facilities in Shelton, Connecticut, one facility in Stoneham, Massachusetts and one facility in Montreal, Canada. The Company is obligated through fiscal 2017 for certain lease commitments for the facilities that were exited. The Company has secured and is in the process of negotiating sub-lease commitments with interested parties on a portion of the excess space over the next several years. The space for which there are no sub-lease commitments in place as of December 31, 2001, the Company has taken a charge of $28.6 million which represents the remaining future minimum lease payments and operating cost obligations related to these excess facilities net of future expected sublease income. Of this outstanding rent obligation, approximately $1.7 million is included in current restructuring liabilities on the consolidated balance sheets and $26.9 million is included in restructuring liabilities - long term on the consolidated balance sheets.

      Excess furniture, leasehold improvements and equipment of $0.6 million was written off in conjunction with these facility closures.

      During the year ended December 31, 2001, the Company also reduced the asset carrying value of a technology product license and certain tooling by approximately $1.7 million as a result of an impairment analysis performed pursuant to SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

Note 12.  Earnings (Loss) Per Share

      Basic earnings (loss) per share for the three years ended December 31, 2001 are as follows:

                                                   Years ended December 31,
                                               2001          2000         1999
                                            -----------------------------------
Net (loss) income .......................   $(77,464)      $38,355      $25,334
                                            ===================================
Weighted average shares (in thousands) ..     86,904        81,681       76,676
Basic earnings per share ................   $  (0.89)      $  0.47      $  0.33
                                            ===================================

      Diluted earnings per share for the years ended December 31, 2001, 2000, and 1999 are as follows:

                                                                        Years ended December 31,
                                                                    2001           2000         1999
                                                                  -----------------------------------
Net income (loss) ..........................................      $(77,464)      $38,355      $25,334
                                                                  ===================================
Weighted average common shares outstanding for the
   period (in thousands) ...................................        86,904        81,681       76,676
Stock options, net of assumed treasury share repurchases
  (in thousands)(1) ........................................            --         5,878        4,920
                                                                  -----------------------------------
Adjusted weighted average shares outstanding for the
  period (in thousands) ....................................        86,904        87,559       81,596
                                                                  ===================================
Diluted earnings (loss) per share(2) .......................      $  (0.89)      $  0.44      $  0.31
                                                                  ===================================

      (1) As the Company recorded a loss in fiscal year 2001, the assumed exercise of dilutive securities (4.3 million shares of in-the-money stock options) was not considered as they would have been anti-dilutive.

      (2) For purposes of calculating the dilutive earnings (loss) per share for the year ended December 31, 2000, the assumed conversion of 4 1/2% Convertible Notes due 2005 is not taken into consideration as its effect is anti-dilutive. For the purposes of calculating diluted earnings per share had the 4 1/2% Convertible Notes due 2005 been converted, approximately $6.2 and $3.8 million of interest expense (after tax) would have been added to net income during the years ended December 31, 2001 and 2000, respectively. Also, 5,072,000 and 2,476,000 additional shares of common stock would have been assumed outstanding for the years ended December 31, 2001 and 2000, respectively.

                     TRANSWITCH CORPORATION AND SUBSIDIARIES

       (Tabular dollars in thousands, except share and per share amounts)

Note 13. Commitments and Contingencies

Line of Credit

      The Company had a line of credit agreement in place with Silicon Valley Bank that expired in July 2001. As the Company did not have an outstanding balance on this obligation and had sufficient cash and investments to fund operations as well as its investment and financing requirements for at least through the end of fiscal 2002, it did not renew this line of credit and was released from all its obligations, restrictions and financial covenants.

Development Agreements

      From time to time, TranSwitch and its subsidiaries have entered into agreements with third parties for the development and/or licensing of products for its manufacture and sale, or the licensing of technology that may be used in the manufacture of products, for which royalties are paid based upon actual sales of these products. The Company recognized royalty expense of $0.3, $0.2 and $0.6 million in the three years ended December 31, 2001, respectively. These amounts are included in cost of revenues in the consolidated statements of operations.

Lease Agreements

      The Company leases buildings and equipment at its headquarters in Shelton, Connecticut as well as at its subsidiaries worldwide. Total rental costs expensed under all operating lease agreements was $2.1, $1.3 and $1.2 million in the years ended December 31, 2001, 2000, and 1999, respectively.

      Future minimum operating lease commitments, including contractually obligated building operating commitments, that have remaining, non-cancelable lease terms in excess of one year at December 31, 2001 are as follows:

            2002..................................           $ 4,378
            2003..................................             4,911
            2004..................................             4,534
            2005..................................             3,797
            2006..................................             3,523
            Thereafter............................            25,449
                                                             -------
                                                             $46,592
                                                             =======

      During the fiscal year ended December 31, 2001, the Company recorded a restructuring charge for the rent and operating cost commitments on excess facilities in the amount of $28.6 million (see note 11).

Note 14. Supplemental Cash Flow Information

      The following represents supplemental cash flow information:

                                                                                       Years ended December 31,
                                                                                    2001          2000          1999
                                                                                   ---------------------------------
Cash paid for interest.......................................................      $22,700      $    24         $ 62
Cash paid for income taxes...................................................      $   164      $ 1,276         $669

      The following represents a supplemental schedule of non-cash investing and financing activities:

Company common stock issued in acquisitions..................................      $60,106      $10,657           --
Capital lease obligations in connection with property and equipment..........      $   202      $   340           --

      The Company includes capital lease obligations as part of accrued expenses on the consolidated balance sheets.

                     TRANSWITCH CORPORATION AND SUBSIDIARIES

       (Tabular dollars in thousands, except share and per share amounts)

Note 15. Quarterly Information (Unaudited)

      The following tables contain selected unaudited consolidated statement of operations data for each quarter of fiscal years 2001 and 2000. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results to be expected for any future period.

                                                                       First     Second       Third      Fourth
                                                                      Quarter    Quarter     Quarter     Quarter      Year
                                                                      -------    -------     -------     -------      ----
Year ended December 31, 2001
Net revenues ......................................................   $38,650   $ 11,032    $  4,502    $  4,498    $ 58,682
Cost of revenues ..................................................    11,596      6,306       1,163       2,198      21,263
Cost of revenues - provision for excess inventories ...............        --     24,694          --      14,524      39,218
Gross profit ......................................................    27,054    (19,968)      3,339     (12,224)     (1,799)
Income (loss) before extraordinary gain ...........................     5,559    (25,980)    (33,167)    (45,969)    (99,557)
Net income (loss) .................................................   $ 5,559   $(13,838)   $(22,249)   $(46,936)   $(77,464)

Earnings (loss) per common share before extraordinary items(1):
      Basic .......................................................   $  0.07     ($0.30)     ($0.38)     ($0.51)     ($1.14)
      Diluted .....................................................   $  0.06     ($0.30)     ($0.38)     ($0.51)     ($1.14)

Earnings (loss) per common share(1):
      Basic .......................................................   $  0.07     ($0.16)     ($0.25)     ($0.52)     ($0.89)
      Diluted .....................................................   $  0.06     ($0.16)     ($0.25)     ($0.52)     ($0.89)

Year ended December 31, 2000
Net revenues ......................................................   $27,359   $ 34,072    $ 42,600    $ 51,052    $155,083
Cost of revenues ..................................................     8,777     10,412      12,506      14,452      46,147
Gross profit ......................................................    18,582     23,660      30,094      36,600     108,936
Net income ........................................................   $ 6,478   $  7,949    $  9,135    $ 14,793    $ 38,355

Earnings (loss) per common share(1):
      Basic .......................................................   $  0.08       0.10        0.11        0.18        0.47
      Diluted .....................................................   $  0.07       0.09        0.11        0.17        0.44

--------
(1) The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

Note 16. Fourth Quarter Results

      In the fourth quarter of fiscal 2001, the Company announced a restructuring plan as well as a number of other charges which impacted its operating results. These charges, which are further described throughout these footnotes, included: (1) the write-down of approximately $14.5 million of excess inventory based on the Company's assessment of demand for current products, (2) the impact of approximately $31.2 million of restructuring costs of which approximately $1.8 million was related to the November 2001 workforce reduction and the remainder relating to the consolidation of four TranSwitch locations including future lease commitments, (3) a one-time non-cash charge of approximately $1.1 million to reflect the impairment of certain software, tools and licenses and (4) a non-cash charge of approximately $4.2 million (after tax) related to the valuation allowance for deferred income taxes and other income tax adjustments. Refer also to note 15 which summarizes of the Company's quarterly information.

                     TRANSWITCH CORPORATION AND SUBSIDIARIES

       (Tabular dollars in thousands, except share and per share amounts)

Note 17. Subsequent Events

A. On January 24, 2002, ADV achieved certain milestones that had been set in its purchase agreement. As a result, TranSwitch paid $5.0 million in cash that was recorded as additional goodwill on the consolidated balance sheets.

B. On January 24, 2002, the Company pledged $1.4 million in available cash and cash equivalents as collateral for a stand-by letter of credit that guarantees certain long-term property lease obligations.

C. On February 11, 2002, the Company's Board of Directors approved a tender offer to purchase up to $200 million (the Offer Amount) aggregate principal amount of the Company's outstanding 4 1/2% Convertible Notes due 2005 at a price not greater than $700 nor less than $650 per $1,000 principal amount, plus accrued and unpaid interest thereon to, but not including, the date of the purchase. This tender offer expired at midnight on March 11, 2002 and the Company repurchased $199.9 million face value of the outstanding notes at the price of $700 per $1,000 principal amount for a cash payment of $139.9 million. Net of taxes, deferred financing costs and transaction fees, the Company expects that this transaction to result in an extraordinary gain of approximately $32.5 million which will be recorded in the first quarter of 2002. Upon completion of the tender offer, the remaining outstanding balance of the 4 1/2% Convertible Notes due 2005 is $114.1 million.

                                   Schedule II
                             TranSwitch Corporation
                        Valuation and Qualifying Accounts
                                 (in thousands)

                                                                   ----------------------
                                                                          Additions
                                                       ----------------------------------------------------------------
                                                       Balance at  Charges to     Charges                      Balance
                                                       Beginning    Costs and    to Other                      at End
                                                       of Period    Expenses     Accounts      Deductions     of Period
                                                       ----------------------------------------------------------------
                    Description

Year ended December 31, 2001:
Allowance for losses on:
      Accounts receivable ........................      $   604      $ 1,769      $    --       $   (772)      $ 1,601
      Inventory(1) ...............................        1,791       39,154           --        (40,945)           --
      Sales returns and allowance ................        1,050        5,469           --         (4,619)        1,900
      Stock rotation .............................        1,550        5,427           --         (6,577)          400
      Warranty ...................................          504          187           --           (541)          150
Deferred income tax assets valuation allowance ...          833       11,456           --             --        12,289
                                                       ----------------------------------------------------------------
                                                        $ 6,332      $63,462      $    --       $(53,454)      $16,340
                                                       ================================================================

Year ended December 31, 2000:
Allowance for losses on:
      Accounts receivable ........................      $   294      $   500      $    --       $   (190)      $   604
      Inventory ..................................        1,519          825           --           (553)        1,791
      Sales returns and allowance ................        1,494        9,017       (1,275)        (8,186)        1,050
      Stock rotation .............................           --        2,839        1,275         (2,564)        1,550
      Warranty ...................................          425          200           --           (121)          504
Deferred income tax assets valuation allowance ...          833           --           --             --           833
                                                       ----------------------------------------------------------------
                                                        $ 4,565      $13,381      $    --       $(11,614)      $ 6,332
                                                       ================================================================

Year ended December 31, 1999:
Allowance for losses on:
      Accounts receivable ........................      $   261      $    47      $    --       $    (14)      $   294
      Inventory ..................................        1,543          539           --           (563)        1,519
      Sales returns and allowance ................        1,049        5,977           --         (5,532)        1,494
      Warranty ...................................          661           61           --           (297)          425
Deferred income tax assets valuation allowance ...       14,825           --           --        (13,992)          833
                                                       ----------------------------------------------------------------
                                                        $18,339      $ 6,624      $    --       $(20,398)      $ 4,565
                                                       ================================================================

----------
      (1) During fiscal 2001, the Company recorded a permanent charge to its inventory position for inventories which were determined to be excess. Refer to note 4 of the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      The information required by this Item is incorporated herein by reference to the information in the sections entitled Proposal No. 1 "Election of Directors" and "Compensation and Other Information Concerning Named Executive Officers" contained in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2001.

Item 11. Executive Compensation.

      The information required by this Item is incorporated herein by reference to the information in the section entitled "Compensation and Other Information Concerning Named Executive Officers" contained in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item is incorporated herein by reference to the information in the section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2001.

Item 13. Certain Relationships and Related Transactions.

      The information required by this Item is incorporated herein by reference to the information in the sections entitled "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" contained in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2001.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1) and (2) Consolidated Financial Statements and Financial Statement
                Schedule

      See "Index to Consolidated Financial Statements and Supplementary Data" at
Item 8 to this Annual Report on Form 10-K. All other schedules are not submitted because they are either not applicable, not required or because the information is included in the Consolidated Financial Statements and Financial Statement Schedule.

(a) (3) Exhibits

2.1 Agreement and Plan of Reorganization, dated as of August 16, 2001, by and among TranSwitch, Opal Acquisition Corporation, Onex Communications Corporation and the other parties thereto (previously filed as Exhibit 2.1 to TranSwitch's registration statement on Form S-3 (File No. 333-70508) and incorporated by reference herein).

2.2 Escrow Agreement, dated as of September 21, 2001, by and among TranSwitch, the Onex stockholders and State Street Bank and Trust Company, N.A., as escrow agent (previously filed as Exhibit 2.2 to TranSwitch's registration statement on Form S-3 (File No. 333-70508) and incorporated by reference herein).

2.3 Form of Investment Agreement, dated as of September 21, 2001, by and among TranSwitch Corporation and the Onex stockholders (previously filed as Exhibit 2.4 to TranSwitch's registration statement on Form S-3 (File No. 333-70508) and incorporated by reference herein).

2.4 Form of Voting Agreement, dated as of September 21, 2001, by and among TranSwitch Corporation and the Onex stockholders (previously filed as Exhibit 2.5 to TranSwitch's registration statement on Form S-3 (File No. 333-70508) and incorporated by reference herein).

2.5 Share Purchase Agreement, dated January 18, 2001, by and among TranSwitch, Inc., and the ADV Stockholders (filed as Exhibit 2.1 to the TranSwitch registration statement on Form S-3 (File No. 333-54368) and incorporated herein by reference).

2.6 Escrow Agreement, dated January 18, 2001, by and among TranSwitch, the ADV Stockholders and the other parties thereto (filed as Exhibit 2.2 to the TranSwitch registration statement on Form S-3 (File No. 333-54368) and incorporated herein by reference).

2.7 Warranty Agreement, dated January 18, 2001, by and among TranSwitch III Inc., Robert Bousquet, and Patricia Baert (filed as Exhibit 2.3 to the TranSwitch registration statement on Form S-3 (File No. 333-54368) and incorporated herein by reference).

2.8 Guaranty, dated January 18, 2001, by and among TranSwitch and the ADV stockholders (filed as Exhibit 2.4 to the TranSwitch registration statement on Form S-3 (File No. 333-54368) and incorporated herein by reference).

2.9 Agreement and Plan of Reorganization, dated as of February 6, 2001, by and among TranSwitch Corporation, Sea Level Acquisition Corporation, Horizon Semiconductors, Inc., and certain Horizon Stockholders (filed as Exhibit
      2.1 to the TranSwitch registration statement on Form S-3 (File No. 333-56740) and incorporated herein by reference).

2.10 Escrow Agreement, dated as of February 6, 2001, by and among TranSwitch Corporation and the Horizon Stockholders (filed as Exhibit 2.2 to the TranSwitch registration statement on Form S-3 (File No. 333-56740) and incorporated herein by reference).

3.1 Amended and Restated Articles of Incorporation of TranSwitch, as amended to date (previously filed as Exhibit 3.1 to TranSwitch's quarterly report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

3.2   By-Laws, as amended and restated, of the Company (filed herewith).

4.1 Amended and Restated Articles of Incorporation of TranSwitch, as amended to date (previously filed as Exhibit 3.1 to TranSwitch's quarterly report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

4.2 Specimen certificate representing the common stock of TranSwitch (previously filed as Exhibit 4.1 to TranSwitch's quarterly report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

4.3   2000 Stock Option Plan of TranSwitch Corporation (previously filed as
      Exhibit 4.2 to TranSwitch's registration statement on Form S-8 and incorporated by reference herein).

4.3 Registration Rights Agreement, dated September 21, 2001, by and among TranSwitch and the Onex stockholders (previously filed as Exhibit 2.3 to TranSwitch's registration statement on Form S-3 (File No. 333-70508) and incorporated by reference herein).

4.4 Form of Non-Qualified Stock Option Agreement under the 2000 Stock Option Plan (previously filed as Exhibit 4.3 to TranSwitch's registration statement on Form S-8 and incorporated by reference herein).

4.5 Rights Agreement, dated as of October 1, 2001, between TranSwitch Corporation and Equiserve Trust Company, N.A., which includes the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares (previously filed as Exhibit 1 to TranSwitch's registration statement No. 0-25996 on Form 8-A filed on October 2, 2001 and incorporated by reference herein).

4.6 1999 Stock Incentive Plan of Onex Communications Corporation (previously filed as Exhibit 4.2 to TranSwitch's registration statement on Form S-8 (File No. 333-70344) and incorporated by reference herein).

4.7 Form of Incentive Stock Option Agreement under the 1999 Stock Incentive Plan of Onex Communications Corporation (previously filed as Exhibit 4.3 to TranSwitch's registration statement on Form S-8 (File No. 333-70344) and incorporated by reference herein).

4.7   1995 Stock Plan of Alacrity Communications, Inc. (previously filed as
      Exhibit 4.2 of the TranSwitch's Registration Statement on Form S-8 (File No. 333-44032) and incorporated herein by reference).

4.8 Registration Rights Agreement, dated as of January 18, 2001, by and among TranSwitch and the ADV Stockholders (filed as Exhibit 4.1 to the TranSwitch registration statement on Form S-3 (File No. 333-54368) and incorporated herein by reference).

4.8 Form of Stock Option Agreement under the 1995 Stock Plan of Alacrity Communications, Inc. (previously filed as Exhibit 4.3 to the TranSwitch's Registration Statement on Form S-8 (File No. 333-44032) and incorporated herein by reference).

4.9 Registration Rights Agreement, dated as of February 6, 2001, by and among TranSwitch and the Horizon Stockholders (filed as Exhibit 4.1 to the TranSwitch registration statement on Form S-3 (File No. 333-56740) and incorporated herein by reference).

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

10.6 1995 Employee Stock Purchase Plan Enrollment/Authorization Form of the Company (filed herewith).

10.7 Form of Non-Qualified Stock Option Agreement under the 1995 Non-Employee Director Stock Option Plan of the Company (previously filed as an exhibit to the TranSwitch's Registration Statement on Form S-8 (File No. 33-94324) and incorporated herein by reference).

10.8 Lease Agreement, as amended, with Robert D. Scinto (previously filed as an exhibit to the TranSwitch's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

21.1  Subsidiaries of the Company (filed herewith).

23.1  Consent of KPMG LLP (filed herewith).

----------
      # Confidential treatment obtained as to certain portions.

(b)   Reports on Form 8-K.

      We filed with the Securities and Exchange Commission on October 2, 2001, a Current Report on Form 8-K for the September 17, 2001 event reporting the public dissemination of a press release announcing that the Company's board of directors approved a stock repurchase program for up to 10% of the Company's outstanding shares.

      The Company filed with the Securities and Exchange Commission on October 2, 2001, a Current Report on Form 8-K for the September 24, 2001 event reporting the public dissemination of a press release announcing that we completed our previously announced acquisition of Onex Communications Corporation for $20 million in cash and approximately 6 million shares of TranSwitch common stock. This transaction closed on September 21, 2001.

      We filed with the Securities and Exchange Commission on November 21, 2001, a Current Report on Form 8-K for the November 16, 2001 event reporting the public dissemination of a press release announcing that we had reduced our workforce by approximately 10 percent of the 460 people that we employ worldwide and that we had been named in a lawsuit filed by The Lemelson Medical, Education & Research Foundation, Limited Partnership.

(c)   Exhibits

      We hereby file as exhibits to this Form 10-K, those exhibits listed in
Item 14 (a) (3) above.

(d)   Financial Statement Schedule

      TranSwitch files as a financial statement schedule to this Form 10-K, the financial statement schedule listed in Item 8 and 14(a) (2) above.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 22, 2002

                             TRANSWITCH CORPORATION


                             By:            /s/ Dr. Santanu Das
                                -------------------------------------------
                                              Dr. Santanu Das
                                           Chairman of the Board,
                                   President and Chief Executive Officer


                        POWER OF ATTORNEY AND SIGNATURES

      We, the undersigned named executive officers and directors of TranSwitch Corporation, hereby severally constitute and appoint Dr. Santanu Das and Mr. Peter J. Tallian, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable TranSwitch Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended and all requirements of the Securities and Exchange Commission.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

              Name and Signature                                      Title(s)                            Date
      ---------------------------------                      ------------------------                --------------
             /s/ Dr. Santanu Das                     Chairman of the Board, President and Chief
-----------------------------------------------                  Executive Officer
               Dr. Santanu Das                             (principal executive officer)             March 22, 2002

             /s/ Peter J. Tallian                  Senior Vice President, Chief Financial Officer
-----------------------------------------------                    and Treasurer
             Mr. Peter J. Tallian                   (principal financial and accounting officer)     March 22, 2002

           /s/ Alfred F. Boschulte
-----------------------------------------------
           Mr. Alfred F. Boschulte                                    Director                       March 22, 2002

             /s/ Gerald F. Montry
-----------------------------------------------
             Mr. Gerald F. Montry                                     Director                       March 22, 2002

              /s/ James M. Pagos
-----------------------------------------------
              Mr. James M. Pagos                                      Director                       March 22, 2002

            /s/ Albert E. Paladino
-----------------------------------------------
            Dr. Albert E. Paladino                                    Director                       March 22, 2002

           /s/ Erik H. van der Kaay
-----------------------------------------------
           Mr. Erik H. van der Kaay                                   Director                       March 22, 2002

              /s/ Hagen Hultzsch
-----------------------------------------------
              Dr. Hagen Hultzsch                                      Director                       March 22, 2002