Form 10-Q
period 2002-03-31
TRANSWITCH CORP /DE
filed 2002-05-10
CIK 944739

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10 - Q

     [ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934

                  for the quarterly period ended March 31, 2002
                                       or
     [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934

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
                    (Address of Principal Executive Offices)

                            Telephone (203) 929-8810

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

 Common Stock, par value $.001 per share, outstanding at May 7, 2002: 90,041,074 Series A Junior Participating Preferred Stock Purchase Rights
 4 1/2% Convertible Notes due 2005 outstanding at May 7, 2002: $114,113,000

                             TranSwitch Corporation

                                    FORM 10-Q

                      For the Quarter Ended March 31, 2002

                              Table of Contents
PART I.  FINANCIAL INFORMATION                                                      Page
                                                                                    ----

     Item 1.  Financial Statements (unaudited)

              Consolidated Balance Sheets as of March 31, 2002 and
              December 31, 2001                                                       3

              Consolidated Statements of Income for the Three Months ended
              March 31, 2002 and 2001                                                 4

              Consolidated Statements of Cash Flows for the Three Months
              ended March 31, 2002 and 2001                                           5

              Notes to Unaudited Consolidated Financial Statements                    6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                              14

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk             38

PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                       39

SIGNATURES                                                                           40



                    TRANSWITCH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

               (in thousands except share and per share amounts)




                                                                                      March 31,      December 31,
                                                                                        2002              2001
                                                                                     (unaudited)
                                                                                ---------------------------------
                                        ASSETS
Current assets:
     Cash and cash equivalents .................................................      $ 187,460         $ 370,248
     Short-term investments ....................................................         52,979            39,344
     Accounts receivable, net ..................................................          3,424             3,525
     Inventories ...............................................................          7,436             8,227
     Deferred income taxes .....................................................          2,436             3,023
     Prepaid expenses and other current assets .................................          3,517             2,936
                                                                                ---------------------------------
          Total current assets .................................................        257,252           427,303
Long-term investments ..........................................................         20,059            26,582
Property and equipment, net ....................................................         17,993            18,946
Deferred income tax assets .....................................................         54,226            65,536
Goodwill and purchased intangible assets, net ..................................         61,588            56,107
Investments in non-publicly traded companies, at cost ..........................         11,688            12,138
Deferred financing costs, net ..................................................          2,803             8,092
Other assets ...................................................................          4,925             4,007
                                                                                ---------------------------------
          Total assets .........................................................       $430,534         $ 618,711
                                                                                =================================

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..........................................................       $  2,016          $  3,960
     Accrued expenses and other current liabilities ............................          9,168             9,200
     Accrued compensation and benefits .........................................          2,813             2,717
     Accrued sales returns, allowances and stock rotation ......................          2,116             2,300
     Accrued interest ..........................................................            262             4,120
     Restructuring liabilities .................................................          2,129             2,999
                                                                                ---------------------------------
          Total current liabilities ............................................         18,504            25,296
Restructuring liabilities - long term ..........................................         25,888            26,925
4 1/2% Convertible Notes due 2005 ..............................................        114,113           314,050
                                                                                ---------------------------------
Total liabilities ..............................................................        158,505           366,271
                                                                                ---------------------------------

Stockholders' equity:
     Common stock $.001 par value; authorized 300,000,000 shares; issued and outstanding, 90,030,289 shares at March 31, 2002 and 90,932,469 shares
       at December 31, 2001 ....................................................             90                91
     Additional paid-in capital ................................................        290,138           293,902
     Accumulated other comprehensive loss ......................................           (378)             (303)
     Accumulated deficit .......................................................        (17,821)          (37,039)
     Less 1,010,000 shares of common stock in treasury, at cost ................             --            (4,211)
                                                                                ---------------------------------
          Total stockholders' equity ...........................................        272,029           252,440
                                                                                ---------------------------------
          Total liabilities and stockholders' equity ...........................      $ 430,534         $ 618,711
                                                                                =================================


                                 See accompanying notes to unaudited consolidated financial statements


                     TRANSWITCH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
               (in thousands except share and per share amounts)
                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                      2002            2001
                                                                                ---------------------------------
Net revenues:
     Product revenues ..........................................................        $ 4,529          $ 38,275
     Service revenues ..........................................................            333               375
                                                                                ---------------------------------
          Total net revenues ...................................................          4,862            38,650
Cost of revenues:
     Product cost of revenues ..................................................          1,584            11,380
     Service cost of revenues ..................................................            234               216
                                                                                ---------------------------------
          Total cost of revenues ...............................................          1,818            11,596
                                                                                ---------------------------------
Gross profit ...................................................................          3,044            27,054
                                                                                ---------------------------------
Operating expenses:
     Research and development ..................................................         13,326            10,994
     Marketing and sales .......................................................          3,736             7,380
     General and administrative ................................................          2,322             2,178
     Amortization of goodwill and purchased intangible assets ..................             --               546
     Purchased in-process research and development .............................          2,000                --
                                                                                ---------------------------------
          Total operating expenses .............................................         21,384            21,098
                                                                                ---------------------------------
Operating (loss) income ........................................................        (18,340)            5,956
Interest (expense) income:
     Interest income ...........................................................          2,342             9,100
     Interest expense ..........................................................         (3,813)           (6,090)
                                                                                ---------------------------------
          Interest (expense) income, net .......................................         (1,471)            3,010
                                                                                ---------------------------------
(Loss) income before income taxes and extraordinary gain .......................        (19,811)            8,966

Income tax (benefit) expense ...................................................         (6,544)            3,407
                                                                                ---------------------------------
(Loss) income before extraordinary gain ........................................        (13,267)            5,559
Extraordinary gain from repurchase of 4 1/2% Convertible Notes due 2005,
net of income taxes of $19,491 .................................................         32,485                --
                                                                                ---------------------------------
Net income .....................................................................       $ 19,218           $ 5,559
                                                                                =================================

Basic (loss) earnings per common share:
(Loss) income before extraordinary gain ........................................       $  (0.15)           $ 0.07
Extraordinary gain .............................................................           0.36                --
                                                                                ---------------------------------
Net income .....................................................................        $  0.21            $ 0.07
                                                                                =================================

Diluted (loss) earnings per common share:
(Loss) income before extraordinary gain ........................................       $  (0.15)           $ 0.06

Extraordinary gain .............................................................           0.36                --
                                                                                ---------------------------------
Net income .....................................................................        $  0.21            $ 0.06
                                                                                =================================

Basic average shares outstanding ...............................................         89,947            84,619
Diluted average shares outstanding .............................................         89,947            89,075

                       See accompanying notes to unaudited consolidated financial statements.


                     TRANSWITCH CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                                 (In thousands)



                                                                                        Three Months Ended
                                                                                             March 31,

                                                                                       2002               2001
                                                                                ---------------------------------
Cash flows from operating activities:

     Net income ................................................................       $ 19,218           $ 5,559
     Adjustments required to reconcile net income to cash
       flows used in operating activities, net of effects of
       acquisitions:
          Depreciation and amortization ........................................          3,702             2,709
          Deferred income taxes ................................................         (8,031)             (189)
          Other non-cash items .................................................             81               250
          Provision for doubtful accounts ......................................           (280)               --
          Purchased in-process research and development ........................          2,000                --
          Extraordinary gain on extinguishment of 4 1/2% Convertible Notes due
          2005, net of income taxes ............................................        (32,485)               --
          Decrease (increase) in operating assets:
               Accounts receivable .............................................            381             3,991
               Inventories .....................................................            791           (11,532)
               Prepaid expenses and other assets ...............................           (429)              350
          (Decrease) increase in operating liabilities:
               Accounts payable ................................................         (2,143)            1,746
               Accrued expenses and other current liabilities ..................         (4,511)           (4,085)
               Restructuring liabilities .......................................         (1,907)               --
                                                                                ---------------------------------
                    Net cash used in by operating activities ...................        (23,613)           (1,201)
                                                                                ---------------------------------

Cash flows from investing activities:

     Purchase of product licenses ..............................................         (2,000)               --
     Capital expenditures ......................................................         (1,409)           (3,535)
     Acquisition of businesses, net of cash acquired ...........................         (5,789)             (517)
     Purchases of short and long term held-to-maturity investments .............        (24,000)         (102,630)
     Proceeds from short and long term held-to-maturity of investments .........         16,888            98,929
                                                                                ---------------------------------
                    Net cash used in investing activities ......................        (16,310)           (7,753)
                                                                                ---------------------------------

Cash flows from financing activities:

     Repurchase of 4 1/2% Convertible Notes due 2005 ...........................       (143,156)               --
     Proceeds from the exercise of stock options ...............................            366             6,547
                                                                                ---------------------------------
                    Net cash (used in) provided by financing activities ........       (142,790)            6,547
                                                                                ---------------------------------

                                                                                ---------------------------------
Effect of exchange rate change on cash and cash equivalents ....................            (75)              (60)
                                                                                ---------------------------------

Decrease in cash and cash equivalents ..........................................       (182,788)           (2,467)
Cash and cash equivalents at beginning of period ...............................        370,248           507,552
                                                                                ---------------------------------
Cash and cash equivalents at end of period .....................................      $ 187,460         $ 505,085
                                                                                =================================


                        See accompanying notes to unaudited consolidated financial statements.


                    TRANSWITCH CORPORATION AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (unaudited) (Tabular dollars in thousands, except per share amounts)


Note 1. Summary of Significant Accounting Policies

Description of Business

     TranSwitch Corporation ("TranSwitch" or the "Company") was incorporated in Delaware on April 26, 1988 and is headquartered in Shelton, Connecticut. The Company and its subsidiaries (collectively, "TranSwitch" or the "Company") design, develop, market and support highly integrated digital and mixed-signal semiconductor devices for the telecommunications and data communications industries.

Basis of Presentation - Interim Financial Statements

     The consolidated financial statements include the accounts of TranSwitch Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         The accompanying unaudited interim consolidated financial statements of TranSwitch Corporation and Subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis with and should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2001 contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2002.

         In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation for such periods. The results of operations for any interim period are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2002.

Reclassifications

         Certain prior period amounts have been reclassified to conform to the current period's presentation.

Goodwill and Purchased Intangible Assets

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies certain criteria that must be met in order for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill, noting that any

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

       Notes to Consolidated Financial Statements - Continued (unaudited)
            (Tabular dollars in thousands, except per share amounts)

purchase price allocable to an assembled workforce may not be accounted for separately. The Company adopted the provisions of SFAS 141 as of July 1, 2001 and, accordingly, has not amortized goodwill for business combinations that occurred after July 1, 2001.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") which became effective and was adopted by the Company on January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions, upon adoption, for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Accordingly, the Company ceased amortizing goodwill totaling $54.5 million as of January 1, 2002, which includes workforce intangibles of approximately $0.7 million previously classified as purchased intangible assets.

         In lieu of amortization going forward, the Company is required to, and expects to, complete an initial impairment review of its goodwill balance during the second quarter of 2002. There can be no assurance that at the time the review is completed that a material impairment loss will not be recorded. Any impairment loss will be measured as of the date of adoption of SFAS 142 and recognized as a cumulative effect of a change in accounting principle.

         The following table presents the impact of SFAS 142 on net income and net income per share had the standard been in effect for the three months ended March 31, 2001.



                                                           Three Months
                                                               Ended
                                                          ------------------
                                                          March 31, 2001
                                                          ------------------
          Net income - as reported .......................           $ 5,559
          Less Adjustment:
              Amortization of goodwill and acquired
              workforce intangible .......................               546
                                                          ------------------
          Net income - as adjusted .......................            $6,105
                                                          ==================

          Basic earnings per share - as reported .........            $ 0.07
          Basic earnings per share - as adjusted .........            $ 0.07

          Diluted earnings per share - as reported .......            $ 0.06
          Diluted earnings per share - as adjusted .......            $ 0.07

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

       Notes to Consolidated Financial Statements - Continued (unaudited)
            (Tabular dollars in thousands, except per share amounts)

Recent Accounting Pronouncement

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations - Reporting the Effects of Disposal of a Division of a Business. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less selling costs. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for and was adopted by TranSwitch as of January 1, 2002. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Note 2.  Inventories

         Inventories are carried at the lower of cost (on a weighted average cost basis) or estimated net realizable value. Inventories are summarized as follows:

                                          March 31,       December 31,
                                             2002              2001
                                     ----------------    --------------
            Raw materials ...........         $   556           $ 3,961
            Work in process .........           2,997             1,031
            Finished goods ..........           3,883             3,235
                                     ----------------    --------------
                    Total inventories         $ 7,436           $ 8,227
                                     ================    ==============

         As a result of current and anticipated business conditions, as well as lower than anticipated demand, the Company recorded provisions for excess inventories totaling approximately $39.2 million during fiscal 2001 which were calculated in accordance with the Company's accounting policy. The effect of these inventory provisions write inventory down to a new cost basis of zero.

           During the first quarter of fiscal 2002, the Company shipped products which had previously been written down to a cost basis of zero with a sales value totaling $1.7 million. The cost basis on these products was approximately $0.8 million prior to the write-down in fiscal 2001. As the value of these products had been written down to zero, the Company recorded a 100% gross margin on these shipments. Had these products been sold at a historical average cost basis, a 52% gross margin would have been recorded.

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

       Notes to Consolidated Financial Statements - Continued (unaudited)
             (Tabular ollars in thousands, except per share amounts)

Note 3.  Comprehensive Income

         The components of comprehensive income, net of tax, are as follows:

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                           2002        2001
                                                           ----        ----
           Net income .................................. $19,218    $ 5,559

           Foreign currency translation adjustment .....     (75)       (60)
                                                         -------    -------
           Total comprehensive income .................. $19,143    $ 5,499
                                                         ==================

Note 4.  Earnings Per Share

     Basic earnings per share for the three months ended March 31, 2002 and 2001, are as follows:

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                           2002        2001
                                                           ----        ----
           Net income .................................. $19,218    $ 5,559
                                                         -------    -------
           Weighted average shares (in thousands) ......  89,947     84,619

           Basic earnings per share                      $  0.21    $  0.07
                                                         ==================

       Diluted earnings per share for the three months ended March 31, 2002 and 2001, are as follows:

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                           2002        2001
                                                           ----        ----
           Net income .................................. $19,218    $ 5,559
                                                         -------    -------
           Weighted average common shares outstanding
           for the period (in thousands) ...............  89,947     84,619
           Stock options, net of assumed treasury shares
           repurchased (in thousands)(1) ...............      --      4,456
                                                         -------    -------
           Adjusted weighted average shares outstanding
           for the period (in thousands) ...............  89,947     89,075
                                                         ==================


           Diluted earnings per share(2) ............... $  0.21   $   0.06
                                                         ==================

          (1) Represents the assumed exercise of "in-the-money" stock options. For the purposes of calculating the dilutive earnings per share for the three months ended March 31, 2002, 652,000 shares have been excluded as they have the effect of being anti-dilutive.

          (2) For purposes of calculating the dilutive earnings per share for the three months ended March 31, 2002 and 2001, the assumed conversion of 4 1/2% Convertible Notes due 2005 is not taken into consideration as its effect is anti-dilutive. For the purposes of calculating diluted earnings per share had the 4 1/2% Convertible Notes due 2005 been converted, approximately $2.0 and $3.2 million of interest expense (after tax) would have been added to net income during the three months ended March 31, 2002 and 2001, respectively. Also, 3,995,000

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

       Notes to Consolidated Financial Statements - Continued (unaudited)
            (Tabular dollars in thousands, except per share amounts)

          and 7,429,000 additional shares of common stock would have been assumed outstanding for the three months ended March 31, 2002 and 2001, respectively.

Note 5. Extraordinary Gain From the Repurchase of Convertible Notes

         On February 11, 2002, the Company's Board of Directors approved a tender offer to purchase up to $200 million aggregate principal (the "Offer Amount") of the Company's outstanding 4 1/2% Convertible Notes due 2005 at a price not greater than $700 nor less than $650 per $1,000 principal amount, plus accrued and unpaid interest thereon to, but not including, the date of the purchase. This tender offer expired at midnight on March 11, 2002 and the Company repurchased $199.9 million face value of the outstanding notes at the price of $700 per $1,000 principal amount for a cash payment of $139.9 million. Net of taxes, deferred financing costs and transaction fees, the Company recorded a gain of $32.5 million, which is further detailed as follows:

                                                            Three Months Ended
                                                              March 31, 2002
                                                              --------------
         Par value of 4 1/2% Convertible Notes due 2005
           repurchased ....................................     $ 199,937
         Tender offer transaction and professional fees ...        (3,201)
         Write-off of deferred financing costs ............        (4,805)
         Cash paid to repurchase notes ....................      (139,955)
                                                                ---------
         Pre-tax gain on repurchase of notes ..............        51,976
         Income taxes on gain on repurchase of notes ......       (19,491)
                                                                ---------
         Extraordinary gain ...............................     $  32,485
                                                                =========

         The Company has funded the repurchases of the 4 1/2% Convertible Notes due 2005 from available cash, cash equivalents and short-term investments. As of March 31, 2002, the remaining outstanding balance of the 4 1/2% Convertible Notes due 2005 is $114.1 million.

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

       Notes to Consolidated Financial Statements - Continued (unaudited)
            (Tabular dollars in thousands, except per share amounts)

Note 6.  Restructuring Charge and Asset Impairment Charges

         The Company announced restructuring plans during fiscal 2001 due to then current and anticipated business conditions. These plans resulted in the elimination of seventy-seven positions in North America and the closing of four office buildings in Canada, Massachusetts and Connecticut. A summary of the restructuring liabilities and the activity from December 31, 2001 through March 31, 2002 is as follows:


                                                                       Cash Payments
                                                                      January 1, 2002-
                                                    December 31, 2001  March 31, 2002  March 31, 2002
                                                    --------------------------------------------------
           Restructuring Liabilities:

           Employee termination benefits                  $  1,302           $ 1,045       $    257
           Costs to exit facilities                         28,620               860         27,760
                                                    --------------------------------------------------
                    Total restructuring liabilities       $ 29,922           $ 1,905       $ 28,017
                                                    ==================================================


         At March 31, 2002, the Company has classified approximately $25.9 million of this restructuring liability as a long-term liability which represents net lease expenses which are not due in the succeeding twelve months.

Note 7.  Business Combinations

Systems on Silicon, Inc.

         On March 27, 2002 the Company acquired Systems on Silicon, Inc. (SOSi) located in Monmouth Junction, New Jersey, which develops highly integrated VLSI solutions that address the requirements of converged networks with an initial focus on the intelligent integrated access device ("IAD"). This acquisition was a strategic investment aimed at enhancing and expanding the Company's product offering with higher speed solutions for the metro and access markets. As a result of this acquisition, the Company paid $0.9 million in cash for the outstanding shares of stock in SOSi. The Company incurred transaction fees of approximately $0.3 million in conjunction with this purchase, the majority of which is unpaid at March 31, 2002. Including the Company's previous investment of approximately $0.4 million, TranSwitch's total investment in SOSi is approximately $1.3 million.

          The results of operations of SOSi have been included in the Company's consolidated financial results beginning on March 28, 2002, the date of acquisition, and all significant intercompany balances have been eliminated. The acquisition was accounted for under the purchase method of accounting for business combinations. SOSi is a wholly-owned subsidiary of TranSwitch.

         As this transaction closed just prior to the end of the first quarter, the Company is still in the process of reviewing its preliminary purchase price and its allocation and will make adjustments, as appropriate, in future periods.

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

       Notes to Consolidated Financial Statements - Continued (unaudited)
            (Tabular dollars in thousands, except per share amounts)

         The interim purchase price of and investment in SOSi has been allocated, on a preliminary basis, in the Company's unaudited interim consolidated financial statements as shown in the following table:

            Purchased in-process research and development ......    $   2,000
            Goodwill ...........................................           37
            Deferred income tax assets .........................          438
            Cash and investments ...............................          110
            Property and equipment .............................          111
            Prepaid and other assets ...........................           39
            Patent .............................................          300
            Accrued liabilities ................................       (1,726)
                                                                --------------
                     Investment In SOSI                             $   1,309
                                                                ==============

         Purchased in-process research and development

         At the time of acquisition, SOSi was in the process of developing an IAD chip. The project was started concurrently with SOSi's inception in 1999 and is scheduled for its first release in the first quarter of 2003. The IAD chip is the enabling solution to service the last mile in voice and data access. The IAD chip provides a System On a Chip ("SoC") solution. The IAD chip will serve the need for existing Incumbent Local Exchange Carrier ("ILEC") legacy networks. The product will also enable the converged data and voice network architecture. Its telephone features will include voice activity detection, silence suppression and comfort noise generation.

         The $2.0 million allocated to in-process research and development ("IPR&D") was determined through independent valuations using established valuation techniques in the telecommunications and data communications industries. The value allocated to IPR&D was based upon the forecasted operating after-tax cash flows from the technology acquired, giving effect to the stage of completion at the acquisition date. Future cash flows were adjusted for the value contributed by any core technology and development efforts expected to be completed post acquisition. These forecasted cash flows were then discounted at rates commensurate with the risks involved in completing the acquired technologies taking into consideration the characteristics and applications of each product, the inherent uncertainties in achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. A project's risk is the highest at its inception. As the project progresses, the risk of a project generally decreases. As of the acquisition date, the IAD chip was still in its initial stages of development. After considering these factors, the risk-adjusted discount rates for the IAD chip product was determined to be 65%. The acquired technology that had not yet reached technological feasibility and for which no alternative future uses

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

       Notes to Consolidated Financial Statements - Continued (unaudited)
            (Tabular dollars in thousands, except per share amounts)

         existed was expensed upon acquisition in accordance with FASB issued Statement No. 2, Accounting for Research and Development Costs.

         Goodwill

         The excess purchase price, including our original investment in SOSi, over the fair value of the net identifiable assets and liabilities acquired of $37 thousand has been recorded as goodwill. In accordance with SFAS No. 141 and SFAS No. 142, the Company will not amortize this asset as the transaction was completed after June 30, 2001, but will perform a periodic evaluation for impairment.

         Patents

         At the time of acquisition, SOSi had two patent applications pending. The Company, through independent valuations using established valuation techniques in the telecommunications and data communications industries, determined these applications to be worth approximately $0.3 million with an estimated useful life of 5 years. The Company is amortizing this asset on a straight-line basis over the 5-year period.

         Proforma financial information

         Pro forma results of operations for SOSi have not been presented because the effects of this acquisition were not material to the unaudited interim consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations that are included in the Annual Report on Form 10-K for the year ended December 31, 2001 for TranSwitch Corporation. This Quarterly Report on Form 10-Q, and in particular, this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events or the future financial performance of the Company that involve certain risks and uncertainties including, but limited to, those set forth in the "Risk Factors" discussed below. Actual events or the actual future results of the Company may differ materially from any forward-looking statements due to such risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking assumptions.

SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES

         Our consolidated financial statements and related disclosures, which are prepared to conform with accounting principles generally accepted in the United States of America, require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the period reported. We are also required to disclose amounts of contingent assets and liabilities at the date of the consolidated financial statements. Our actual results in future periods could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

         We consider the most significant estimates in our consolidated financial statements to be those surrounding: (1) revenues, cost of revenues and gross profit; (2) estimated excess inventories; (3) valuation of deferred tax assets; (4) valuation and impairment of goodwill, other intangibles and long-lived assets; and (5) estimated restructuring reserves. These accounting policies, basis for these estimates and their potential impact to our consolidated financial statements, should any of these estimates change, are further described as follows:

         Revenues, Cost of Revenues and Gross Profit. Net revenues are comprised of product shipments, principally to domestic and international telecommunications and data communications OEMs and to distributors. Net revenues from product sales are recognized at the time of product shipment when the following criteria are met: (1) title and risk of loss transfers to the customer; (2) the selling price is fixed or determinable; and (3) collectibility is reasonably assured. Agreements with certain distributors provide price protection and return and allowance rights. With respect to recognizing revenues from our distributors: (1) the prices are fixed at the date of shipment from our facilities; (2) payment is not contractually or otherwise excused until the product is resold; (3) we do not have any obligations for future performance relating to the resale of the product; and (4) the amount of future returns, allowances, refunds and costs to be incurred can be reasonably estimated and are accrued at the time of shipment.

                  At the time of shipment, we record a liability against our gross revenues for future price protection and sales allowances. This liability is established based on historical experience, contractually agreed to provisions and future shipment forecasts. We had established liabilities totaling $1.85 and $1.90 million as of March 31, 2002 and December 31, 2001, respectively, for price protection and sales allowances related to shipments that were recorded during the past 12 months. We also record, at the time of shipment, a liability against our gross revenues and an inventory asset against cost of revenue in order to establish a provision for the gross margin related to future returns under our distributor stock rotation program. As of March 31, 2002, we had established a liability of $0.27 million and an inventory asset of $0.14 million for a net stock rotation reserve for future returns totaling $0.13 million. This compares to a liability of $0.40 million and an inventory asset of $0.20 million for a net stock rotation reserve for future returns totaling $0.20 million as of December 31, 2001. Should our actual experience differ from our estimated liabilities, there could be adjustments (either favorable or unfavorable) to our net revenues, cost of revenues and gross profits.

                  We warranty our products for up to one year from the date of shipment. A liability is recorded for estimated claims to be incurred under product warranties and is based primarily on historical experience. Estimated warranty expense is recorded as cost of product revenues when products are shipped. As of March 31, 2002 and December 31, 2001 we had a warranty liability established in the amount of $0.2 million, which is included in accrued expenses on the consolidated balance sheets. We had no material warranty claims during the first quarter of fiscal 2002. Should future warranty claims differ from our estimated current liability, there could be adjustments (either favorable or unfavorable) to our cost of revenues. Any adjustments to cost of revenues could also impact future gross profits.

         Estimated Excess Inventories. We periodically review our inventory levels to determine if inventory is stated at the lower of cost or net realizable value. Due to the severe downturn in the telecommunications and data communications industries during 2001, we evaluated our inventory position based on known backlog of orders, projected sales and marketing forecasts, shipment activity and inventory held at our significant distributors. As a result of current and anticipated business conditions, as well as lower than anticipated demand, we recorded a charge for excess inventories during fiscal 2001 of approximately $39.2 million. The majority of these products have not been disposed and remain in inventory at an adjusted cost basis of zero.

                  During the first quarter of fiscal 2002, we recorded net product revenues of approximately $1.7 million on shipments of excess inventory that had previously been written down to their estimated net realizable value of zero. This resulted in 100% gross margin on these product sales. Had these products been sold at our historical average cost basis, a 52% gross margin would have been recorded. We currently do not anticipate the excess inventories subject to the write-down described above will be used in the future based upon our current demand forecast. Should our future demand exceed the estimates that we used in writing down our excess inventories, we will recognize a favorable impact to cost of revenues and gross profits. Should demand fall below our current expectations, then we may record additional inventory write downs which will result in a negative impact to cost of revenues and gross profits.

         Valuation of Deferred Tax Assets. Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is more likely than not that we will not be able to utilize deferred income tax assets in the future, then a valuation allowance is established. At March 31, 2002, we had deferred income tax assets, net of valuation allowances of $56.7 million compared to $68.6 million as of December 31, 2001. Deferred income tax assets decreased during the first quarter of fiscal 2002 due to income tax expense on the gain realized from the purchase of our convertible notes. The income tax expense on this gain was partially offset by the income tax benefit of our operating loss.

                  We estimate that we will generate taxable income in future periods and will be able to use our deferred income tax assets before they expire to offset future income tax liabilities. Should our actual results differ from our current forecasts then we may need to record an additional valuation allowance, thereby reducing future income tax benefits and reducing future net income or increasing our future net loss.

         Valuation and Impairment of Goodwill, Other Intangibles and Long-Lived Assets. We review long-lived assets, goodwill and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that an intangible or long-lived asset should be evaluated for possible impairment, an estimate of the related asset's undiscounted future cash flows over the remaining life of the asset will be made to measure whether the carrying value is recoverable. Any impairment is measured based upon the excess of the carrying value of the asset over its estimated fair value which is generally based on an estimate of future discounted cash flows. A significant amount of management judgment is used in estimating future discounted cash flows. Our total goodwill, other intangibles and long-lived assets on our consolidated balance sheets were as follows as of March 31, 2002 and December 31, 2001;

                                                                            March 31,       December 31,
                                                                              2002               2001
                                                                       ------------------------------------
          Goodwill, Other Intangibles and Long-Lived Assets
              Property and equipment, net .............................     $ 17,993          $ 18,946
              Goodwill and purchased intangible assets, net ...........       61,588            56,107
              Other assets ............................................        4,925             4,007
                                                                       ------------------------------------
          Total goodwill, other intangible and long-lived assets ......     $ 84,506          $ 79,060
                                                                       ====================================

                  Should our business or market conditions vary from our current expectations, we may not be able to realize the carrying value of these assets and will record an impairment charge at that time.

         Estimated Restructuring Reserves. We recorded restructuring charges totaling $32.5 million during fiscal 2001 related to employee termination benefits and costs to exit certain facilities. At March 31, 2002, the restructuring liabilities that remain total $28.0 million on our consolidated balance sheets, compared to $29.9 million as of December 31, 2001. The decrease of $1.9 million in the first quarter of 2002 was related to cash payments for severance and lease costs on excess facilities. Certain assumptions went into this estimate including future maintenance costs, price escalation and sublease income derived from these facilities. Should we negotiate additional sublease rental income agreements or reach a settlement with our landlords to be released from our existing obligations, then we could realize a favorable benefit to our results of future operations. Should future lease, maintenance or other costs related to these facilities exceed our estimates, then we could incur additional expense in future periods.

RESULTS OF OPERATIONS

         The following table sets forth certain unaudited interim consolidated statements of operations data as a percentage of net revenues for the periods indicated:

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                             2002         2001
                                                             ----         ----
         Net revenues:
                  Product revenues .....................      93%          99%
                  Service revenues .....................       7%           1%
                                                            ----         ----
                           Total net revenues ..........     100%         100%

         Cost of revenues:
                  Product cost of revenues .............      33%          29%
                  Service cost of revenues .............       4%           1%
                                                            ----         ----
                           Total cost of revenues ......      37%          30%
                                                            ----         ----


         Gross profit ..................................      63%          70%

         Operating expenses:
                  Research and development .............     274%          27%
                  Marketing and sales ..................      77%          19%
                  General and administrative ...........      48%           6%
                  Amortization of goodwill and other           -            2%
                    intangibles ........................       -            1%
                  In-process research and development ..      41%           -
                                                            ----         ----
                           Total operating expenses ....     440%          55%
                                                            ----         ----

         Operating (loss) income .......................    (377)%         15%
                                                            ----         ----

Net Revenues

         The following table summarizes our revenue mix by product line for quarters ended March 31, 2002 and 2001.

                                               Three Months Ended
                                                    March 31,
                                            2002               2001
                                          ---------------------------
                 SONET/SDH                   42%                57%
                 Asynchronous/PDH            27%                18%
                 ATM/IP                      31%                25%
                                          ---------------------------
                 Total                      100%               100%


         Net revenues for the three months ended March 31, 2002 decreased by $33.8 million, or 87%, from the comparable three months of the prior year. The decrease in net revenues for the three months ended March 31, 2001 was distributed across all three of our product lines with SONET/SDH decreasing by 91%, Asynchronous/PDH decreasing by 82% and ATM/IP decreasing by 85%. These decreases were primarily related to a decline in volumes shipped over the prior comparable period. Our customer base during the three-month period ended March 31, 2002 has remained relatively constant compared to the prior period, however, our customers are currently ordering substantially less product due to adverse market conditions. During the past three fiscal years, our SONET/SDH product line accounted for an average of 57% of our net revenues; thus the current product mix percentage is not consistent with this historical trend. Given the lack of visibility in the current market we cannot predict when, and to the extent that, historical product mix percentages will return, if at all.

         Included in total net revenues were service revenues consisting of design services performed for third parties on a short-term contract basis. Service revenues for the three months ended March 31, 2002 decreased by $42 thousand or 11% from the comparable three months of the prior year. Service revenues are not a primary focus of the Company and, as such, will fluctuate up or down from period to period, depending on business priorities. Approximately 79% of service revenues during the three months ended March 31, 2002 were from OptiX Networks, Inc., a related party, in which we have a less then 20% ownership interest.

         International net revenues represented approximately 41% of net revenues for the three months ended March 31, 2002 compared with approximately 51% of net revenues for the three months ended March 31, 2001. The decrease in international revenues as a percent of total revenues in fiscal 2002 is due to the fact that we had shipped several relatively larger orders from U.S. customers than those from international customers during the first quarter of 2002. We do not consider this decrease in international revenues a trend given our low shipment levels and the modest ordering patterns which currently exist throughout the industry.

Gross Profit

         Total gross profit for the three months ended March 31, 2002 decreased $24.0 million, or 89%, from the comparable three months of the prior year. The decrease in gross profit dollars for the three months ended March 31, 2002 is the result of lower total net revenues. Gross profit percentage for the three months ended March 31, 2002 was 63% compared to 70% for the three months ended March 31, 2001. The decrease in gross profit is primarily due to shipments of lower margin products with lower gross profit in fiscal 2002 and the excess capacity absorption due to lower product volumes causing our average inventory cost to rise compared to the prior year.

         Excluding the $0.8 million inventory benefit resulting from sales of excess inventory for the three months ended March 31, 2002, our gross profit dollars decreased $24.8 million, or 92%, from the comparable three months of the prior year. Our total gross profit percentage for the quarter ended
March 31, 2002 would have been 46% (versus 63%) had the shipments of these products been recorded at historical inventory costs and thus increasing our total cost of product revenues for the period.

Research and Development

         Research and development expenses for the three months ended
March 31, 2002 increased by $2.3 million, or 21%, from the comparable three months of the prior year. This increase in absolute dollars is the result of acquisitions during the second half of 2001 and continued investment in personnel, electronic design and automation software tools and intellectual property cores, as well as fabrication costs and depreciation expense in connection with developing next generation telecommunication and data communication products. As a percentage of total net revenues, our research and development costs increased as we continued investing in the design and development of future products notwithstanding the fact that current product shipments have declined due to adverse industry conditions. We have monitored our known and forecasted sales demand and operating expense run rates closely and, as a result, took two restructuring actions in 2001. We currently believe that the level of personnel and other fixed costs in the research and development area is appropriate based on our expectation of revenue growth from new products in future periods. We will continue to closely monitor both our costs and our revenue expectations in future periods and will take actions as market conditions dictate. There can be no assurances that future acquisitions, market conditions or unforeseen events will not cause our expenses to rise or fall in future periods.

Marketing and Sales

         Marketing and sales expenses for the three months ended March 31, 2002 decreased by $3.6 million, or 49%, over the comparable three-month period last year. The decrease in expenses for the three-month period ended March 31, 2002 is primarily due to a decrease in commissions due to the decrease in revenues over the same period last year. Also contributing to this decrease is a reduction in our provision for doubtful customer accounts by approximately $0.3 million from December 31, 2001. During the first quarter of 2002, we experienced improved collections on certain customer accounts receivables which we had previously reserved. We have monitored our known and forecasted sales demand and operating expense run rates closely and, as a result, took two restructuring actions in 2001. We currently believe that the level of personnel and other fixed costs in the marketing and sales area is appropriate based on our expectation of revenue growth from new products in future periods. We will continue to closely monitor our costs and our revenue expectations in future periods and will take actions as market conditions dictate. There can be no assurances that future acquisitions, market conditions or unforeseen events will not cause our expenses to rise or fall in future periods.

General and Administrative

         General and administrative expenses for the three months ended
March 31, 2002 increased by $0.1 million, or 7%, from the comparable three months of the prior year. The increase in absolute dollars was primarily the result of acquisitions during the second half of 2001. As a percentage of total net revenues, our general and administrative costs increased since the fixed components of these costs do not fluctuate with total net revenues, which decreased during the quarter. We have monitored our known and forecasted sales demand and operating expense run rates closely and, as a result, took two restructuring actions in 2001. We currently believe that the level of personnel and other fixed costs in the general and administrative area is appropriate based on our expectation of revenue growth from new products in future periods. We will continue to closely monitor our costs and our revenue expectations in future periods and will take actions as market conditions dictate. There can be no assurances that future acquisitions, market conditions or unforeseen events will not cause our expenses to rise or fall in future periods.

Amortization of Goodwill and Purchased Intangibles

         Amortization of goodwill and purchased intangible assets for the three months ended March 31, 2002 decreased $0.5 million, or 100%, from the comparable three months of the prior year. This decrease in expense is related to our adoption of SFAS 141 on July 1, 2001 and SFAS 142 on January 1, 2002, at which time all future amortization of goodwill ceased. We are required to review goodwill and purchased intangibles for impairment, at a minimum, annually.

In-process research and development

         During the three months ended March 31, 2002, we recorded a charge for in-process research and development of $2.0 million related to our purchase of Systems on Silicon, Inc. (SOSi) on March 27, 2002.

         At the time of acquisition, SOSi was in the process of developing the IAD chip. The project was started concurrently with SOSi's inception in 1999 and is scheduled for its first release in the first quarter of 2003. The IAD chip is the enabling solution to service the last mile in voice and data access. The IAD chip provides a System On a Chip ("SoC") solution. The IAD chip will serve the need for existing Incumbent Local Exchange Carrier ("ILEC") legacy networks. Its telephone features will include voice activity detection, silence suppression and comfort noise generation.

         The $2.0 million allocated to IPR&D was determined through independent valuations using established valuation techniques in the telecommunications and data communications industries. The value allocated to IPR&D was based upon the forecasted operating after-tax cash flows from the technology acquired, giving effect to the stage of completion at the acquisition date. Future cash flows were adjusted for the value contributed by any core technology and development efforts expected to be completed post acquisition. These forecasted cash flows were then discounted at rates commensurate with the risks involved in completing the acquired technologies taking into consideration the characteristics and applications of each product, the inherent uncertainties in achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. A project's risk is the highest at its inception. As the project progresses, the risk of a project generally decreases. As of the acquisition date, the IAD chip was still in the initial stages of development. After considering these factors, the risk adjusted discount rates for the IAD chip product was determined to be 65%. The acquired technology had not yet reached technological feasibility and, with no alternative future uses, it was expensed upon acquisition in accordance with Financial Accounting Standards No. 2 "Business Combinations Accounted for by the Purchase Method".

Interest Income (Expense)

         Interest income (expense), net for the three months ended March 31, 2002 decreased by $4.5 million, or 149%, from the comparable three months of the prior year. The decrease in interest income (expense), net is due to a lower average cash balance and interest rates during the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. At March 31, 2002 and March 31, 2001, the effective interest rate on our interest-bearing securities was approximately 3.11% and 5.84%, respectively.

Income Tax Expense (Benefit)

         Our effective income tax rate, before extraordinary items, for the three months ended March 31, 2002 is a benefit of 33%, compared to an effective income tax expense rate of approximately 38% for the three months of the prior year. Excluding the write-off of purchased in-process research and development of $2 million, for which there is no income tax benefit, the effective income tax rate would have been 37% for the quarter ended March 31, 2002. The total income tax rate for the quarter ended March 31, 2002 differed from statutory rates primarily due to the non-deductible write-off of purchased in-process research and development.

         In addition to the tax benefit recorded during the quarter ended March 31, 2002, we recorded income tax expense of $19.5 million on the extraordinary gain from the tender offer to repurchase up to $200 million face value of our outstanding convertible notes.

         We continue to periodically review the realizability of deferred income tax assets considering all positive and negative evidence available to us, which includes, among other factors, our specific historical operating results, changes in our future expectations of revenues and their impact on future profitability. To the extent that we believe that it is more likely than not that some or all of our deferred income tax assets will not be realized, we will establish a valuation allowance. Such a valuation allowance would impact our income tax rate. During the quarter ended March 31, 2002, we did not establish or make adjustments to any existing valuation allowances, however, if market conditions persist, we may consider it necessary to establish additional allowances in future periods.

Extraordinary Gain on the Repurchase of Convertible Notes

         In February of 2002, we announced a tender offer to repurchase up to $200 million face value of our outstanding 4 1/2% Convertible Notes due 2005. In the quarter ended March 31, 2002, we repurchased $199.9 million face value of our outstanding notes for a cash payment of $139.9 million. After taxes, transaction costs and a write-off of previously deferred financing costs, this transaction resulted in an after-tax gain of $32.5 million for the three months ended March 31, 2002.

         The timing and amount of any additional repurchases of our convertible notes will depend on many factors, including, but not limited to, the prevailing market price of the notes and overall market conditions. We intend to fund additional repurchases of the notes, if any, from available cash, cash equivalents and investments.

LIQUIDITY AND CAPITAL RESOURCES

Cash Inflows and Outflows

         During the first quarter of fiscal 2002, the net decrease in cash and cash equivalents was $182.8 million compared to a net decrease of $2.5 million during the first quarter of fiscal 2001. Details of our cash inflows and outflows are as follows:

Operating Activities: In the first quarter of fiscal 2002, we used $23.6 million to fund operating activities, which consists of the following:

         o    Net income for the period totaling $19.2 million.

         o Non cash reductions to net income totaling $35.0 million which consisted of a gain of $32.5 million from the repurchase of our notes, deferred income taxes totaling $8.0 million, and a reduction to the provision for bad debts totaling $0.3 million offset by depreciation and amortization totaling $3.7 million, a write-off of purchased in-process research and development totaling $2.0 million and other non-cash items of $0.1 million.

         o A $7.8 million decrease in net working capital comprised of decreases in accounts payable, accrued expenses and restructuring liabilities totaling $8.6 million offset by a net increase in accounts receivable, inventories, prepaid and other assets totaling $0.8 million.

Investing Activities: In the first quarter of fiscal 2002, we invested approximately $3.4 million in capital equipment and a product license. We also paid $5 million to satisfy a purchase price contingency related to ADV Engineering SA which we acquired in January 2001, and $0.9 million to purchase all of the outstanding securities of SOSi, not already owned by us, which we acquired in March 2002. These investments as well as net purchases of held-to-maturity short and long term investments totaling $7.1 million resulting in a total cash use of $16.3 million related to investing activities.

Financing Activities: In the first quarter of fiscal 2002, we used $142.8 million in financing activities, which consisted primarily of $143.2 million used to repurchase our 4 1/2% Convertible Notes due 2005 offset by proceeds from the exercise of stock options and purchases of shares in our employee stock purchase plan of $0.4 million.

Effect of Exchange Rates and Inflation: Exchange rates and inflation have not had a significant impact on our operations.

Cash, Cash Equivalents and Investments

     We have financed our operations and have met our capital requirements since incorporation in 1988 primarily through private and public issuances of equity securities, convertible notes, bank borrowings and cash generated from operations. Our principal sources of liquidity as of March 31, 2002 consisted of $187.5 million in cash and cash equivalents, $52.9 million in short-term investments and $20.1 million in long-term investments for a total cash and investment balance of $260.5 million. Cash equivalents are instruments with maturities of less than 90 days, short-term investments have maturities of greater then 90 days but less than one year and long-term investments have maturities of greater than one year. Our cash equivalents and investments consist of U.S. Treasury Bills, corporate debt, taxable municipal securities, money market instruments, overnight repurchase investments and commercial paper.

     We believe that our existing cash, cash equivalents and investments will be sufficient to fund operating losses, capital expenditures and provide adequate working capital for at least the next twelve months. However, there can be no assurance that events in the future will not require us to seek additional capital and, if so required, that capital will be available on terms favorable or acceptable to us, if at all.

Recent accounting pronouncements

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies certain criteria that must be met in order for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. We adopted the provisions of SFAS 141 as of July 1, 2001 and, accordingly, have not amortized goodwill for business combinations that occurred after July 1, 2001.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") which became effective and was adopted by us on January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions, upon adoption, for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Accordingly, we ceased amortizing goodwill totaling $54.5 million as of January 1, 2002, which includes workforce intangibles previously classified as purchased intangible assets.

         In lieu of amortization going forward, we are required to, and expect to, complete an initial impairment review of our goodwill balance during the second quarter of 2002. There can be no assurance that at the time the review is completed that a material impairment loss will not be recorded. Any impairment loss will be measured as of the date of adoption of SFAS 142 and recognized as the cumulative effect of a change in accounting principle.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of'. SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations -Reporting the Effects of Disposal of a Division of a Business. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less selling costs. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for and was adopted by us as of January 1, 2002. The adoption of this standard did not have a material impact on our consolidated financial statements.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements that are not historical facts, so-called "forward-looking statements", which involve risks and uncertainties. Such forward-looking statements are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as "may", "should", "could", "will", "expect", "anticipate", "estimate", "continue", "believe" or the negative of these terms or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other forward-looking information. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-Q.

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

Our net revenues declined substantially during the twelve months ended December 31, 2001, to $58.7 million from $155.1 million during the twelve months ended December 31, 2000. Our net revenues for the first quarter of fiscal 2002 were $4.9 million. Due to declining current economic conditions and slowdowns in purchases of VLSI semiconductor devices, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our net revenues will fluctuate substantially in the future.

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

In response to anticipated long lead times to obtain inventory and materials from our foundries, we may order in advance of anticipated customer demand, which might result in excess inventory levels if the expected orders fail to materialize. As a result, we cannot predict the timing and amount of shipments to our customers, and any significant downturn in customer demand for our products would reduce our quarterly and our annual operating results. During 2001, these conditions occurred and as a result, we recorded a write down for excess inventories in the aggregate of $39.2 million during fiscal 2001.

Historically, average selling prices in the communication semiconductor industry have decreased over the life of a product, and, as a result, the average selling prices of our products may decrease in the future. Decreases in the price of our products would adversely affect our operating results.

In the past, we have incurred significant new product and process development costs because our policy is to expense these costs, including tooling, fabrication and pre-production expenses, at the time that they are incurred. We may continue to incur these types of expenses in the future. These additional expenses will have a material and adverse effect on our earnings in future periods. The occurrence of any of the above mentioned risk factors could have a material adverse effect on our business and financial results.

Sudden shortages of raw materials or production capacity constraints can lead producers to allocate available supplies or capacity to larger customers than us, which could interrupt our ability to meet our production obligations.

We are using our available cash each quarter to fund our operating activities.

During the first quarter of fiscal 2002, we used $182.8 of our available cash and cash equivalents to fund our operating, investing and financing activities and purchased $7.2 million of short and long term investments for a net cash and investment usage of $175.6 million. This significant use of cash included approximately $143.2 million to repurchase our convertible notes (including transaction fees) through a tender offer. We anticipate that we will use approximately $20 million in cash, cash equivalents and investments during the second quarter of 2002 to funds our operations, investments and financing activities. We believe that we will continue to use our available cash, cash equivalents and investments in the future although we believe that we have sufficient cash for our needs for at least the next twelve months. We will continue to experience losses and use our cash, cash equivalents and investments if we do not receive sufficient product orders and our costs are not controlled.

We may have to further restructure our business.

During fiscal 2001, we announced restructuring plans as a result of then current and anticipated business conditions. As a result of these plans, we incurred restructuring charges of approximately $32.5 million related to workforce reductions of 77 positions throughout our Company and the related consolidation of several of our leased facilities. We cannot be sure that these measures will be sufficient to offset lower total net revenues, and if they are not, our operating results will be adversely affected.

We anticipate that shipments of our products to relatively few customers will continue to account for a significant portion of our total net revenues.

Historically, a relatively small number of customers have accounted for a significant portion of our total net revenues in any particular period. For the year ended December 31, 2001, shipments to our top five customers, including sales to distributors, accounted for approximately 64% of our total net revenues. We expect that a limited number of customers may account for a substantial portion of our total net revenues for the foreseeable future.

Some of the following may reduce our total net revenues:

      o reduction, delay or cancellation of orders from one or more of our significant customers;

      o development by one or more of our significant customers of other sources of supply for current or future products;

      o loss of one or more of our current customers or a disruption in our sales and distribution channels; and

      o failure of one or more of our significant customers to make timely payment of our invoices.

     We cannot be certain that our current customers will continue to place orders with us, that orders by existing customers will return to the levels of previous periods or that we will be able to obtain orders from new customers. We have no long-term volume purchase commitments from any of our significant customers. The following table sets forth our significant distributors (who have accounted for at least 10% of our total net revenues during fiscal 2001) and customers (who accounted for at least 10% of our total net revenues during 2001 either directly or through distributors during fiscal 2001):

           Significant Distributors:          Major Customers:
           ------------------------------------------------------------------
           Insight Electronics, Inc.          Lucent Technologies, Inc.
           Unique Memec                       Nortel Networks Corporation
           Weone Corporation                  Samsung Corporation
                                              Siemens AG
                                              Redback Networks, Inc.


The cyclical nature of the communication semiconductor industry affects our business and we are currently experiencing a significant downturn.

We provide semiconductor devices to the telecommunications and data communications markets. The semiconductor industry is highly cyclical and currently is experiencing a significant contraction of the market. These downturns are characterized by:

      o  diminished product demand;
      o  accelerated erosion of average selling prices; and
      o  production over-capacity.


We may experience substantial fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions, seasonality of customers' buying patterns and other factors. We are currently experiencing a significant slowdown in the communication semiconductor industry.

Our international business operations expose us to a variety of business risks.

Foreign markets are a significant part of our net revenues. In the year ended December 31, 2001, foreign shipments accounted for 69% of our total net revenues. During the first quarter of fiscal 2002, foreign shipments accounted for 41% of our total net revenues. We expect foreign markets to continue to account for a significant percentage of our total net revenues. A significant portion of our total net revenues will, therefore, be subject to risks associated with foreign markets, including the following:

      o unexpected changes in legal and regulatory requirements and policy changes affecting the telecommunications and data communications markets;
      o  changes in tariffs;
      o  exchange rates and other barriers;
      o  political and economic instability;
      o  difficulties in accounts receivable collection;
      o  difficulties in managing distributors and representatives;
      o  difficulties in staffing and managing foreign operations;
      o  difficulties in protecting our intellectual property overseas;
      o  seasonality of customer buying patterns; and
      o  potentially adverse tax consequences.

Although substantially all of our total net revenues to date have been denominated in U.S. dollars, the value of the U.S. dollar in relation to foreign currencies also may reduce our total net revenues to foreign customers. To the extent that we expand our international operations or change our pricing practices to denominate prices in foreign currencies, we will expose our margins to increased risks of currency fluctuations. We have assessed the risks related to foreign exchange fluctuations, and have determined at this time that any such risk is not material.

We must successfully transition to new process technologies to remain competitive. Our future success depends upon our ability to do the following:

      o  to develop products that utilize new process technologies;
      o to introduce new process technologies to the marketplace ahead of competitors; and
      o to have new process technologies selected to be designed into products of leading systems manufacturers.

Semiconductor design and process methodologies are subject to rapid technological change and require large expenditures for research and development. We currently manufacture our products using 0.8, 0.5, 0.35, 0.25 and 0.18 micron complementary metal oxide semiconductor (CMOS) processes and a
1.0 micron bipolar CMOS (BiCMOS) process. We continuously evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies. We are migrating to a 0.13 micron CMOS process, and we anticipate that we will need to migrate to smaller CMOS processes in the future. Other companies in the industry have experienced difficulty in transitioning to new manufacturing processes and, consequently, have suffered increased costs, reduced yields or delays in product deliveries. We believe that transitioning our products to smaller geometry process technologies will be important for us to remain competitive, and we cannot be certain that we can make such a transition successfully, if at all, without delay or inefficiencies.

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

Our success depends upon our ability to develop new VLSI devices and software for existing and new markets. The development of these new devices and software is highly complex, and from time to time we have experienced delays in completing the development of new products. Successful product development and introduction depends on a number of factors, including the following:

      o  accurate new product definition;
      o  timely completion and introduction of new product designs;
      o  availability of foundry capacity;
      o  achievement of manufacturing yields; and
      o  market acceptance of our products and our customers' products.

Our success also depends upon our ability to do the following:

      o  build products to applicable standards;
      o  develop products that meet customer requirements;
      o adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully;
      o  introduce new products that achieve market acceptance; and
      o develop reliable software to meet our customers'application needs in a timely fashion.

In addition, we cannot ensure that the systems manufactured by our customers will be introduced in a timely manner or that such systems will achieve market acceptance. Our net product revenues depend on the success of our customers' products.

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

We sell a range of products that each have a different gross profit. Our total net revenues will be adversely affected if most of our shipments are of products with low gross profits.

We currently sell more than 50 products. Some of our products have a high gross profit while others do not. If our customers decide to buy more of our products with low gross profits and fewer of our products with high gross profits, our total net revenues could be adversely affected. We plan our mix of products based on our internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially.

Our success depends on the rate of growth of the global communications infrastructure.

We derive virtually all of our total net revenues from products for telecommunications and data communications applications. These markets are characterized by the following:

      o  susceptibility to seasonality of customer buying patterns;
      o  general business cycles;
      o  intense competition;
      o  rapid technological change; and
      o  short product life cycles.

In addition, although the telecommunications and data communications equipment markets grew rapidly in recent years, we are currently experiencing a significant slowdown in these markets. We anticipate that these markets will continue to experience significant volatility in the near future.

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

The communication semiconductor industry is intensely competitive and is characterized by the following:

      o  rapid technological change;
      o  general business cycles;
      o  shortage in fabrication capacity;
      o  price erosion;
      o  unforeseen manufacturing yield problems; and
      o  heightened international competition in many markets.

These factors are likely to result in pricing pressures on our products, thus potentially affecting our operating results. Our ability to compete successfully in the rapidly evolving area of high-performance integrated circuit technology depends on factors both within and outside our control, including:

      o success in designing and subcontracting the manufacture of new products that implement new technologies;
      o protection of our products by effective use of intellectual property laws;
      o  product quality;
      o  reliability;
      o  price;
      o  efficiency of production;
      o the pace at which customers incorporate our products into their products;
      o  success of competitors' products; and
      o  general economic conditions.

The telecommunications and data communications industries, which are our primary target markets, have become intensely competitive because of deregulation, heightened international competition and recent decreases in demand.

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

We do not own or operate a VLSI circuit fabrication facility. Seven foundries currently supply us with most of our semiconductor device requirements. While we have had good relations with these foundries, we cannot be certain that we will be able to renew or maintain contracts with them or negotiate new contracts to replace those that expire. In addition, we cannot be certain that renewed or new contracts will contain terms as favorable as our current terms. There are other significant risks associated with our reliance on outside foundries, including the following:

      o the lack of assured semiconductor wafer supply and control over delivery schedules;
      o the unavailability of, or delays in obtaining access to, key process technologies; and
      o limited control over quality assurance, manufacturing yields and production costs.

Reliance on third-party fabrication facilities limits our ability to control the manufacturing process.

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

We purchase semiconductor devices from outside foundries pursuant to purchase orders, and we do not have a guaranteed level of production capacity at any of our foundries. We provide the foundries with forecasts of our production requirements. However, the ability of each foundry to provide wafers to us is limited by the foundry's available capacity. Therefore, our foundry suppliers could choose to prioritize capacity for other customers or reduce or eliminate deliveries to us on short notice. Accordingly, we cannot be certain that our foundries will allocate sufficient capacity to satisfy our requirements.

         We have been, and expect in the future to be, particularly dependent upon a limited number of foundries for our VLSI device requirements. In particular, as of the date of this Form 10-Q, a single foundry manufactures all of our BiCMOS devices. As a result, we expect that we could experience substantial delays or interruptions in the shipment of our products due to the following:


      o sudden demand for an increased amount of semiconductor devices or sudden reduction or elimination of any existing source or sources of semiconductor devices;
      o time required to qualify alternative manufacturing sources for existing or new products could be substantial; and
      o  failure to find alternative manufacturing sources to produce
         VLSI devices with acceptable manufacturing yields.

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

Our success depends in part on our ability to obtain patents and licenses and to preserve other intellectual property rights covering our products and development and testing tools. To that end, we have obtained certain domestic and foreign patents and intend to continue to seek patents on our inventions when appropriate. The process of seeking patent protection can be time consuming and expensive. We cannot ensure the following:

      o that patents will be issued from currently pending or future applications;
      o that our existing patents or any new patents will be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us;
      o that foreign intellectual property laws will protect our foreign intellectual property rights; and
      o that others will not independently develop similar products, duplicate our products or design around any patents issued to us.

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

We also rely on trade secrets, proprietary know-how and confidentiality provisions in agreements with employees and consultants to protect our intellectual property. Other parties may not comply with the terms of their agreements with us, and we may not be able to adequately enforce our rights


Our business could be harmed if we fail to integrate the operations of SOSi, Inc. adequately.

         During the past two years, we have acquired six privately-held companies based in the United States and Europe. The integration of the operations of our first five acquisitions, Easics NV, acquired in May 2000, Alacrity Communications, Inc., acquired in August 2000, ADV Engineering S.A., acquired in January 2001, Horizon Semiconductors, Inc., acquired in February 2001, and Onex Communications Corporation, acquired in September 2001, is substantially complete. We have just begun the process of integrating Systems on Silicon, Inc, a Delaware corporation located in New Jersey that we acquired in March 2002.

         Our management must devote time and resources to the integration of the operations of SOSi. The process of integrating research and development initiatives, computer and accounting systems and other aspects of the operations of SOSi presents a significant challenge to our management. This is compounded by the challenge of simultaneously managing a larger and more geographically dispersed entity. The operations and personnel of SOSi are located in New Jersey.

         The transaction with SOSi presents a number of additional difficulties of integration, including:

      o difficulties in integrating personnel with disparate business backgrounds and cultures;
      o difficulties in defining and executing a comprehensive product strategy; and
      o  difficulties in minimizing the loss of key employees of SOSi.

against these parties.

If we delay integrating or fail to integrate the SOSi operations or experience other unforeseen difficulties, the integration process may require a disproportionate amount of our management's attention and financial and other resources. Our failure to address these difficulties adequately could harm our business or financial results, and we could fail to realize the anticipated benefits of the transaction.

We may engage in acquisitions that may harm our operating results, dilute our stockholders and cause us to incur debt or assume contingent liabilities.

We may pursue acquisitions that could provide new technologies, skills, products or service offerings. Future acquisitions by us may involve the following:

      o  use of significant amounts of cash;
      o  potentially dilutive issuances of equity securities; and
      o incurrence of debt or amortization expenses related to intangible assets with definitive lives.


In addition, acquisitions involve numerous other risks, including:

      o  diversion of management's attention from other business concerns;
      o risks of entering markets in which we have no or limited prior experience; and
      o unanticipated expenses and operational disruptions while acquiring and integrating new acquisitions.

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

We have made investments of less then 20% in early stage venture-backed, start-up companies that develop technologies that are complementary to our product roadmap. The following table summarizes these investments as of March 31, 2002:


                             Initial
                             Investment
  Investee Company           Date                        Technology

--------------------------------------------------------------------------------
OptiX Networks, Inc.         February     10 Gb/s and  40 Gb/s SONET/SDH framing
                               2000       devices
Intellectual Capital for     December     Next generation wireless base station
Integrated Circuits, Inc.      2000       VLSI devices
TeraOp (USA), Inc.           May 2001     Optical switching devices based on
                                          MEMS technology
Accordion Networks, Inc.     December     Carrier class broadband multi-service
                               2001       access systems

The total investment in these companies is approximately $11.7 million and is recorded on the cost basis on our consolidated balance sheets. These investments involve all the risks normally associated with investments in development stage companies. As such, there can be no assurance that we will receive a favorable return on these or any future venture-backed investments that we may make. Additionally, our original investment may become impaired if these companies do not succeed in the execution of their business plans. Any impairment of these investments could negatively impact our future operating results.

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

We continue to have substantial indebtedness after the completion of our tender offer for some of our convertible notes.

In the third quarter of 2000, we sold in a private placement $460 million of 4 1/2% Convertible Notes due 2005. As a result, we incurred $460 million of additional indebtedness, substantially increasing our ratio of debt to total capitalization. In April 2001, we adopted a repurchase program for our notes through which we repurchased some of the convertible notes from time to time at varying prices. In fiscal 2002, we repurchased, through a tender offer, approximately $199.9 million of face value of our notes bringing total repurchases to approximately $346 million. As of March 31, 2002, we had approximately $114.1 million in face value of indebtedness outstanding. We may repurchase additional 4 1/2% Convertible Notes due 2005 in the future. We funded repurchases of the notes and will fund any additional repurchases of the convertible notes, if any, from available cash, cash equivalents and short-term investments.

We may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could:

      o make it difficult for us to make payments on the notes outstanding after consummation of the tender offer;
      o make it difficult for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;
      o limit our flexibility in planning for, or reacting to changes in, our business; and
      o  make us more vulnerable in the event of a downturn in our business.

There can be no assurance that we will be able to meet our debt service obligations, including our obligations under the convertible notes.

We may not be able to satisfy a change in control offer.

The indenture governing the 4 1/2% Convertible Notes due 2005 contain provisions that apply to a change in our control. If someone triggers a change in control as defined in the indenture, we must offer to purchase the 4 1/2% Convertible Notes due 2005 with cash. If we have to make that offer, we cannot be sure that we will have enough funds to pay for all the 4 1/2% Convertible Notes due 2005 that the holders could tender.

We may not be able to pay our debt and other obligations.

If our cash, cash equivalent, investments and operating cash flows are inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the 4 1/2% Convertible Notes due 2005 or our other obligations, we would be in default under the terms thereof, which would permit the holders of the notes to accelerate the maturity of the 4 1/2% Convertible Notes due 2005 and also could cause defaults under future indebtedness we may incur. Any such default could have a material adverse effect on our business, prospects, financial condition and operating results. In addition, we cannot assure you that we would be able to repay amounts due in respect of the 4 1/2% Convertible Notes due 2005 if payment of the notes were to be accelerated following the occurrence of an event of default as defined in the indenture.

Our stock price is volatile.

The market for securities for communication semiconductor companies, including TranSwitch, has been highly volatile. The market sale price of our common stock has fluctuated between a low of $0.80 and a high of $74.69 during the period from June 19, 1995 to March 31, 2002. The closing price was $1.40 on
May 7, 2002. It is likely that the price of our common stock will continue to fluctuate widely in the future. In September 2001, we adopted a repurchase program for up to 10% of our common stock. During the third quarter of 2001, we repurchased approximately one million shares of our common stock. We may continue to purchase some of our shares from time to time on the open market. Factors affecting the trading price of our common stock include:

      o  responses to quarter-to-quarter variations in operating results;
      o announcements of technological innovations or new products by us or our competitors;
      o current market conditions in the telecommunications and data communications equipment markets (we are currently experiencing a significant downturn); and
      o  changes in earnings estimates by analysts.

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

Delaware corporate law contains, and our certificate of incorporation and by-laws and shareholder rights plan contain, certain provisions that could have the effect of delaying, deferring or preventing a change in control of TranSwitch even if a change of control would be beneficial to our stockholders. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Certain of these provisions:


      o authorize the issuance of "blank check" preferred stock (preferred stock which our Board of Directors can create and issue without prior stockholder approval) with rights senior to those of common stock;
      o  prohibit stockholder action by written consent;
      o establish advance notice requirements for submitting nominations for election to the Board of Directors and for proposing matters that can be acted upon by stockholders at a meeting; and
      o  dilute stockholders who acquire more than 15% of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. We have investments in money market accounts, government securities and commercial paper that earns interest income that is a function of the market rates. As a result we do have exposure to changes in interest rates. For example, if interest rates were to decrease by one percentage point from their current levels, our potential interest income for the remainder of 2002, assuming a constant cash balance, would decrease by approximately $2.0 million. We do, however, expect our cash balance to decline during fiscal 2002 and expect that our interest income will also decrease.

Foreign Currency Exchange Risk. All of our revenues and the majority of our expenses to date have been denominated in U.S. dollars, and, as a result, we have relatively little exposure to foreign currency exchange risk. We do not currently enter into any significant forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. However, in the event our exposure to foreign currency risk increases, we may choose to hedge those exposures in the future.

Fair Value of Financial Instruments. As of March 31, 2002, our long-term debt consisted of convertible notes with interest at a fixed rate of 4 1/2%. Consequently, we do not have significant cash flow exposure on our convertible notes. However, the fair value of the convertible notes is subject to significant fluctuation due to changes in market interest rates and their convertibility into shares of our common stock. The fair market value of the then outstanding convertible notes was approximately $81 million and $178.5 million at March 31, 2002 and December 31, 2001, respectively. Among other factors, changes in interest rates and our stock price affect the fair value of our convertible notes.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits

            Exhibit 2.1 Stock Purchase Agreement, dated March 27, 2002, by and among TranSwitch Corporation, Systems on Silicon, Inc. and the SOSi Management Stockholders.

            Exhibit 2.2 Stock Purchase Agreement, dated March 27, 2002, by and among TranSwitch Corporation, Systems on Silicon, Inc. and the SOSi Non-Management Stockholders.

            Exhibit 2.3 Securities Purchase Agreement, dated March 27, 2002, by and among TranSwitch Corporation and the other parties thereto.

            Exhibit 10.1 Dealer Manager Agreement, dated February 11, 2002, by and among TranSwitch Corporation and Credit Suisse First Boston Corporation.

        (b) Reports on Form 8-K

            The Company filed with the Securities and Exchange Commission on January 25, 2002, a Current Report on Form 8-K for the
            January 17, 2002 event reporting the public dissemination of a press release announcing the fourth quarter and fiscal 2001 financial results.

            The Company filed with the Securities and Exchange Commission on April 3, 2002, a Current Report on Form 8-K for the March 27, 2002 event reporting the public dissemination of a press release announcing the acquisition of all of the outstanding securities of SOSi, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TRANSWITCH CORPORATION
                                      (Registrant)

     May 10, 2002                         /s/ Dr. Santanu Das
     ------------    -----------------------------------------------------------
         Date                                 Dr. Santanu Das
                        Chairman of the Board, President and Chief Executive
                                Officer (Principal Executive Officer)


     May 10, 2002                         /s/ Peter J. Tallian
     ------------    ----------------------------------------------------------
         Date                                 Peter J. Tallian
                        Senior Vice President and Chief Financial Officer and Treasurer (Principal Financial Officer and Principal
                                         Accounting Officer)

                                INDEX OF EXHIBITS


                             Description of Exhibits

       Exhibit 2.1 Stock Purchase Agreement, dated March 27, 2002, by and among TranSwitch Corporation, Systems on Silicon, Inc. and the SOSi Management Stockholders.

       Exhibit 2.2 Stock Purchase Agreement, dated March 27, 2002, by and among TranSwitch Corporation, Systems on Silicon, Inc. and the SOSi Non-Management Stockholders.

       Exhibit 2.3 Securities Purchase Agreement, dated March 27, 2002, by and among TranSwitch Corporation and the other parties thereto.

       Exhibit 10.1 Dealer Manager Agreement, dated February 11, 2002, by and among TranSwitch Corporation and Credit Suisse First Boston Corporation.