Form 10-Q
period 2002-06-30
TRANSWITCH CORP /DE
filed 2002-08-12
CIK 944739

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10 - Q

       [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  for the quarterly period ended June 30, 2002

                                       or

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

           Securities registered pursuant to Section 12(g) of the Act:
         Common Stock, par value $.001 per share, outstanding at July 31, 2002; 90,088,207 Series A Junior Participating Preferred Stock Purchase Rights 4 1/2% Convertible Notes due 2005 outstanding at July 31, 2002; $114,113,000

                             TranSwitch Corporation

                                    FORM 10-Q

                       For the Quarter Ended June 30, 2002

                                Table of Contents

PART I.   FINANCIAL INFORMATION                                                                   Page
                                                                                                  ----
     Item 1. Financial Statements (unaudited)

             Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001                 3

             Consolidated Statements of Operations for the Three Months and Six Months
             ended June 30, 2002 and 2001                                                          4

             Consolidated Statements of Cash Flows for the Six Months ended June 30, 2002
             and 2001                                                                              5

             Notes to Unaudited Consolidated Financial Statements                                  6

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                            17

     Item 3. Quantitative and Qualitative Disclosures about Market Risk                           46

PART II.  OTHER INFORMATION

     Item 4. Submission of Vote to Shareholders                                                   47

     Item 6. Exhibits and Reports on Form 8-K                                                     48

SIGNATURES                                                                                        49

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

               (in thousands, except share and per share amounts)

                                                                                  June 30,      December 31,
                                                                                    2002            2001
                                                                                (unaudited)
                                                                                -------------------------------
                                        ASSETS
Current assets:
     Cash and cash equivalents ................................................    $ 184,985      $ 370,248
     Short-term investments ...................................................       37,324         39,344
     Accounts receivable, net .................................................        2,798          3,525
     Inventories ..............................................................        8,229          8,227
     Deferred income taxes ....................................................        3,433          3,023
     Prepaid expenses and other current assets ................................        5,858          2,936
                                                                                ----------------------------
          Total current assets ................................................      242,627        427,303
Long-term investments (marketable securities) .................................       18,776         26,582
Property and equipment, net ...................................................       20,101         18,946
Deferred income tax assets ....................................................       58,027         65,536
Goodwill ......................................................................       60,029         54,547
Patents, net of accumulated amortization ......................................        1,765          1,560
Investments in non-publicly traded companies, at cost .........................        9,082         12,138
Deferred financing costs, net .................................................        2,600          8,092
Other assets ..................................................................        4,581          4,007
                                                                                ----------------------------
          Total assets ........................................................    $ 417,588      $ 618,711
                                                                                ----------------------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable .........................................................    $   1,209      $   3,960
     Accrued expenses and other current liabilities ...........................        8,880          9,149
     Accrued compensation and benefits ........................................        2,357          2,717
     Accrued sales returns, allowances and stock rotation .....................        2,125          2,300
     Accrued interest .........................................................        1,546          4,120
     Deferred revenue .........................................................          585             51
     Restructuring liabilities ................................................        1,708          2,999
                                                                                ----------------------------
          Total current liabilities ...........................................       18,410         25,296
Restructuring liabilities - long term .........................................       24,294         26,925
4 1/2% Convertible Notes due 2005 .............................................      114,113        314,050
                                                                                ----------------------------
          Total liabilities ...................................................      156,817        366,271
                                                                                ----------------------------

Stockholders' equity:
     Common stock $.001 par value; authorized 300,000,000 shares; issued and outstanding, 90,027,373 shares at June 30, 2002 and 90,932,469 shares
       at December 31, 2001 ...................................................           90             91
     Additional paid-in capital ...............................................      290,107        293,902
     Accumulated other comprehensive loss .....................................          (66)          (303)
     Accumulated deficit ......................................................      (29,360)       (37,039)
     Less 1,010,000 shares of common stock in treasury, at cost ...............            -         (4,211)
                                                                                ----------------------------
          Total stockholders' equity ..........................................      260,771        252,440
                                                                                ----------------------------
          Total liabilities and stockholders' equity ..........................    $ 417,588      $ 618,711
                                                                                ----------------------------

      See accompanying notes to unaudited consolidated financial statements

                     TRANSWITCH CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                                                                Three Months Ended               Six Months Ended
                                                                                     June 30,                         June 30,
                                                                               2002            2001            2002           2001
Net revenues:
     Product revenues ..................................................     $  4,266        $  11,012       $  8,795    $  49,287
     Service revenues ..................................................          223               20            556          395
                                                                          ---------------------------------------------------------
          Total net revenues ...........................................        4,489           11,032          9,351       49,682

Cost of revenues:
     Cost of product revenues ..........................................          961            6,300          2,545       17,680
     Provision for excess inventories ..................................            -           24,694              -       24,694
     Cost of service revenues ..........................................          612                6            846          222
                                                                          ---------------------------------------------------------
Total cost of revenues .................................................        1,573           31,000          3,391       42,596
                                                                          ---------------------------------------------------------
Gross profit (loss) ....................................................        2,916          (19,968)         5,960        7,086
Operating expenses:
     Research and development ..........................................       13,189           11,986         26,515       22,980
     Marketing and sales ...............................................        2,941            6,130          6,677       13,510
     General and administrative ........................................        1,874            2,343          4,196        4,521
     Amortization of goodwill ..........................................            -              630              -        1,176
     Restructuring benefit .............................................       (1,480)               -         (1,480)           -
     Purchased in-process research and development .....................            -                -          2,000            -
                                                                          ---------------------------------------------------------
          Total operating expenses .....................................       16,524           21,089         37,908       42,187
Operating loss .........................................................      (13,608)         (41,057)       (31,948)     (35,101)

Other income (expense):
     Impairment of investment in non-publicly traded company ...........       (3,089)               -         (3,089)           -
     Interest (expense) income:
        Interest income ................................................        1,569            6,184          3,911       15,284
        Interest expense ...............................................       (1,593)          (5,509)        (5,406)     (11,599)
                                                                          ---------------------------------------------------------
          Interest (expense) income, net ...............................          (24)             675         (1,495)       3,685
                                                                          ---------------------------------------------------------
          Total other income (expense) .................................       (3,113)             675         (4,584)       3,685
                                                                          ---------------------------------------------------------
Loss before income taxes and extraordinary gain ........................      (16,721)         (40,382)       (36,532)     (31,416)

Income tax benefit ....................................................        (5,182)         (14,402)       (11,726)     (10,995)
                                                                          ---------------------------------------------------------
Loss before extraordinary gain .........................................      (11,539)         (25,980)       (24,806)     (20,421)
Extraordinary gain from repurchase of 4 1/2% Convertible Notes due 2005, net of income taxes of $0 and $6,538 for the second quarter and $19,491
and $6,538 for the six months, respectively ............................            -           12,142         32,485       12,142
                                                                          ---------------------------------------------------------
Net (loss) income ......................................................  $   (11,539)       $ (13,838)      $  7,679    $  (8,279)
                                                                          ---------------------------------------------------------
Basic (loss) earnings per common share:
Loss before extraordinary gain .........................................  $     (0.13)       $   (0.30)      $  (0.27)   $   (0.24)
Extraordinary gain .....................................................  $         -        $    0.14       $   0.36    $    0.14
                                                                          ---------------------------------------------------------
Net (loss) income ......................................................  $     (0.13)       $   (0.16)      $   0.09    $   (0.10)
                                                                          ---------------------------------------------------------
Diluted (loss) earnings per common share:
Loss before extraordinary gain .........................................  $     (0.13)       $   (0.30)      $  (0.27)   $   (0.24)
Extraordinary gain .....................................................  $         -        $    0.14       $   0.36    $    0.14
                                                                          ---------------------------------------------------------
Net (loss) income ......................................................  $     (0.13)       $   (0.16)      $   0.09    $   (0.10)
                                                                          ---------------------------------------------------------
Basic average shares outstanding .......................................       90,038           85,126         89,992       84,872
Diluted average shares outstanding .....................................       90,038           85,126         89,992       84,872

     See accompanying notes to unaudited consolidated financial statements.

                     TRANSWITCH CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                             2002             2001
                                                                                        ------------------------------
Cash flows from operating activities:
     Net income (loss) .............................................................    $         7,679   $     (8,279)
     Adjustments required to reconcile net income (loss) to cash flows used in operating activities, net of effects of
     acquisitions:
          Depreciation and amortization ............................................              6,893          5,531
          Deferred income taxes ....................................................            (11,904)       (20,406)
          Tax benefit from exercise of employee stock options ......................                 27          8,052
          Other non-cash items .....................................................               (156)             -
          Provision for doubtful accounts ..........................................               (980)         1,469
          Provision for excess inventories .........................................                  -         24,694
          Restructuring benefit ....................................................             (1,480)             -
          Impairment of investment in non-publicly traded company ..................              3,089              -
          Purchased in-process research and development ............................              2,000              -
          Extraordinary gain on extinguishment of 4 1/2% Convertible Notes due
          2005, net of income taxes ................................................            (32,485)       (12,142)
          Decrease (increase) in operating assets:
               Accounts receivable .................................................              1,707         22,338
               Inventories .........................................................                 (2)       (22,123)
               Prepaid expenses and other assets ...................................             (3,311)        (2,357)
          (Decrease) increase in operating liabilities:
               Accounts payable ....................................................             (2,950)        (5,620)
               Accrued expenses and other current liabilities ......................             (4,302)         2,108
               Restructuring liabilities ...........................................             (2,442)             -
                                                                                        ------------------------------
                    Net cash used in operating activities ..........................            (38,617)        (6,735)
                                                                                        ------------------------------

Cash flows from investing activities:
     Purchase of product licenses ..................................................             (2,000)             -
     Capital expenditures ..........................................................             (5,826)        (5,844)
     Investments in non-publicly traded companies ..................................               (512)        (4,680)
     Acquisition of businesses, net of cash acquired ...............................             (5,789)            63
     Purchases of short and long term held-to-maturity investments .................            (26,315)      (206,975)
     Proceeds from short and long term held-to-maturity of investments .............             36,141        202,776
                                                                                        ------------------------------
                    Net cash used in investing activities ..........................             (4,301)       (14,660)
                                                                                        ------------------------------

Cash flows from financing activities:
     Repurchase of 4 1/2% Convertible Notes due 2005 ...............................           (143,156)       (61,013)
     Proceeds from the exercise of stock options ...................................                574          7,749
                                                                                        ------------------------------
                    Net cash used in financing activities ..........................           (142,582)       (53,264)
                                                                                        ------------------------------

                                                                                        ------------------------------
Effect of exchange rate changes on cash and cash equivalents .......................                237           (111)
                                                                                        ------------------------------

Decrease in cash and cash equivalents ..............................................           (185,263)       (74,770)
Cash and cash equivalents at beginning of period ...................................            370,248        507,552
                                                                                        ------------------------------
Cash and cash equivalents at end of period .........................................    $       184,985   $    432,782
                                                                                        ------------------------------

                       See accompanying notes to unaudited consolidated
                                    financial statements.

                     TRANSWITCH CORPORATION AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 1.  Summary of Significant Accounting Policies

Description of Business

         TranSwitch Corporation ("TranSwitch" or the "Company") was incorporated in Delaware on April 26, 1988, and is headquartered in Shelton, Connecticut. The Company and its subsidiaries (collectively, "TranSwitch" or the "Company") design, develop, market and support highly integrated digital and mixed-signal semiconductor devices for the telecommunications and data communications industries.

Basis of Presentation - Interim Financial Statements

         The consolidated financial statements include the accounts of TranSwitch Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited interim consolidated financial statements of TranSwitch Corporation and Subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim consolidated financial statements are prepared on a consistent basis with and should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2001, contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2002.

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

Goodwill and Purchased Intangible Assets

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies certain criteria that must be met in order for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be

                     TRANSWITCH CORPORATION AND SUBSIDIARIES

            (Tabular dollars in thousands, except per share amounts)

accounted for separately. The Company adopted the provisions of SFAS 141 as of July 1, 2001 and, accordingly, has not amortized goodwill for business combinations that occurred after July 1, 2001.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which became effective and was adopted by the Company on January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions, upon adoption, for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Accordingly, the Company ceased amortizing goodwill totaling $54.5 million as of January 1, 2002, which includes workforce intangibles of approximately $0.7 million previously classified as purchased intangible assets.

         In lieu of amortization going forward, the Company completed an initial impairment review of its goodwill balance during the second quarter of 2002. This impairment analysis determined that as of January 1, 2002, there was no impairment to the carrying value of goodwill. Going forward, the Company will perform annual assessments of its goodwill balance in the fourth quarter of the fiscal year. TranSwitch has one reporting unit as defined by SFAS 142 and considers, along with valuation techniques such as discounted cash flows, the quoted value of its outstanding common stock when evaluating goodwill for impairment. As such, there can be no assurance that an impairment charge will not be recorded in future periods. The following table presents the impact of SFAS 142 on net (loss) income and net (loss) income per share had the standard been in effect for the three and six months ended June 30, 2001 as well as the full year impact for the last three fiscal years (2001, 2000 and 1999):

                                                           Three            Six            Year           Year           Year
                                                        Months Ended    Months Ended       Ended          Ended          Ended
                                                          June 30,        June 30,      December 31,   December 31,  December 31,
                                                            2001            2001            2001           2000          1999
Net (loss) income - as reported .....................      $ (13,838)       $ (8,279)      $ (77,464)     $ 38,355      $ 25,334
Add Adjustment:
         Amortization of goodwill and acquired
         workforce intangible .......................            630           1,176           2,476           384             -
                                                          ----------------------------------------------------------------------
Net (loss) income - as adjusted .....................      $ (13,208)       $ (7,103)      $ (74,988)     $ 38,739      $ 25,334
                                                          ======================================================================
Basic (loss) earnings per share - as reported .......      $   (0.16)       $  (0.10)      $   (0.89)     $   0.47      $   0.33
Basic (loss) earnings per share - as adjusted .......      $   (0.16)       $  (0.08)      $   (0.86)     $   0.46      $   0.33

Diluted (loss) earnings per share - as reported .....      $   (0.16)       $  (0.10)      $   (0.89)     $   0.44      $   0.31
Diluted (loss) earnings per share - as adjusted .....      $   (0.16)       $  (0.08)      $   (0.86)     $   0.43      $   0.31

                     TRANSWITCH CORPORATION AND SUBSIDIARIES

            (Tabular dollars in thousands, except per share amounts)

Recent Accounting Pronouncements

         In June 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement provides guidance on the recognition and measurement of liabilities associated with exit and disposal activities and is effective for the Company on January 1, 2003. The Company is currently reviewing the provisions of SFAS No. 146 to determine the standard's impact upon adoption.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires that certain gains and losses on extinguishments of debt be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". This statement also amends SFAS No. 13, Accounting for Leases, to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, SFAS No. 145 rescinded SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers", which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections to various FASB pronouncements. The Company will be required to adopt SFAS No. 145 on January 1, 2003, and after adoption will reclassify extraordinary items (see Note 5 -- Extraordinary Gain From the Repurchase of Convertible Notes) to continuing operations.

         In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations - Reporting the Effects of Disposal of a Division of a Business. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less selling costs. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for and was adopted by TranSwitch as of January 1, 2002. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

            (Tabular dollars in thousands, except per share amounts)

Note 2.  Inventories

         Inventories are carried at the lower of cost (on a weighted average cost basis) or estimated net realizable value. Inventories are summarized as follows:

                                                                  June 30,           December 31,
                                                                    2002                 2001
                                                             -------------------   -----------------

                       Raw materials ......................               $  501              $3,961
                       Work in process ....................                3,515               1,031
                       Finished goods .....................                4,213               3,235
                                                             -------------------   -----------------
                                      Total inventories ...               $8,229              $8,227
                                                             -------------------   -----------------

         As a result of current and anticipated business conditions, as well as lower than anticipated demand, the Company recorded provisions for excess inventories totaling approximately $39.2 million during fiscal 2001 which were calculated in accordance with the Company's accounting policy. The effect of these inventory provisions was to write inventory down to a new cost basis of zero. During fiscal 2002, the Company shipped products that had previously been written down to a cost basis of zero. The following tables present the impact to gross profit of the excess inventory charges and benefits for the three and six months ended June 30, 2002 and 2001:

                                                  Three Months Ended              Three Months Ended
                                                     June 30, 2002                  June 30, 2001
                                                  Gross            Gross         Gross          Gross
                                                  Profit $         Profit %      Profit $      Profit %
                                              -------------------------------------------------------------
Gross Profit - As Reported                        $ 2,916             65%      $ (19,968)       (181%)
 Excess Inventory Charge/1/                             -              -          24,694         224%
 Excess Inventory Benefit/2/                         (743)           (17%)             -           -
                                              -------------------------------------------------------------
Gross Profit - As Adjusted                        $ 2,173             48%      $   4,726          43%
                                              -------------------------------------------------------------


                                                    Six Months Ended                Six Months Ended
                                                     June 30, 2002                   June 30, 2001
                                                  Gross            Gross         Gross          Gross
                                                  Profit $         Profit %      Profit         Profit %
                                              -------------------------------------------------------------
Gross Profit - As Reported                        $ 5,960             64%      $   7,086          14%
 Excess Inventory Charge/1/                             -              -          24,694          50%
 Excess Inventory Benefit/2/                       (1,553)           (17%)             -           -
                                              -------------------------------------------------------------
Gross Profit - As Adjusted                        $ 4,407             47%      $  31,780          64%
                                              -------------------------------------------------------------


         1 - During 2001 as a result of then current and anticipated business conditions, as well as lower than anticipated demand, the Company recorded a provision for excess inventories during the quarter ended June 30, 2001 of approximately $24.7 million against costs of sales. This amount is excluded for the purposes of this comparison.

         2 - During 2002, due to changes in demand for certain products, the Company realized an excess inventory benefit from the sales of products which had previously been written down to a cost basis of zero. For the purposes of comparing the change in gross profit on net revenues, the Company is excluding this benefit and calculating gross product on these product sales as if they had been sold at their historical average costs.

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

            (Tabular dollars in thousands, except per share amounts)


Note 3.  Comprehensive (Loss) Income

         The components of comprehensive (loss) income, net of tax, are as follows:

                                                                  Three Months Ended          Six Months Ended
                                                                          June 30,                  June 30,
                                                                     2002         2001         2002         2001
                                                               --------------------------------------------------
     Net (loss) income ............................              $ (11,539)    $ (13,838)    $ 7,679     $ (8,279)

     Foreign currency translation adjustment ......                     312          (51)        237         (111)
                                                               --------------------------------------------------
     Total comprehensive (loss) income ............              $ (11,227)    $ (13,889)    $ 7,916     $ (8,390)
                                                               --------------------------------------------------

Note 4.  (Loss) Earnings Per Share

         Basic (loss) earnings per share for the three and six months ended June 30, 2002 and 2001 are as follows:


                                                                 Three Months Ended           Six Months Ended
                                                                          June 30,                 June 30,
                                                                     2002         2001         2002       2001
                                                              ---------------------------------------------------
     Net (loss) income ..............................            $ (11,539)    $ (13,838)    $  7,679    $ (8,279)
                                                              ---------------------------------------------------
     Weighted average common shares outstanding
       for the period (in thousands) ................               90,038        85,126       89,992      84,872
                                                              ---------------------------------------------------
     Basic (loss) earnings per share ................            $   (0.13)    $   (0.16)    $   0.09    $  (0.10)
                                                              ---------------------------------------------------

      Diluted earnings (loss) per share for the three and six months ended June 30, 2002 and 2001 are as follows:

                                                                    Three Months Ended        Six Months Ended
                                                                         June 30,                   June 30,
                                                                    2002           2001         2002        2001
                                                              ---------------------------------------------------
     Net (loss) income ..............................            $ (11,539)    $ (13,838)    $  7,679    $ (8,279)
                                                              ---------------------------------------------------
     Weighted average common shares outstanding                     90,038        85,126       89,992      84,872
       for the period (in thousands) ................         ----------------------------------------------------

     Diluted (loss) earnings per share(1) (2) .......            $   (0.13)    $   (0.16)    $   0.09    $  (0.10)
                                                              ---------------------------------------------------

         (1) The assumed exercise of "in-the-money" stock options has been excluded because their effect is anti-dilutive. For the purposes of calculating the dilutive (loss) earnings per share for the three and six months ended June 30, 2002, 142,000 and 543,000 shares have been excluded, respectively. For the purposes of calculating the dilutive
         (loss) earnings per share for the three and six months ended June 30, 2001, 2,595,000 and 3,939,000 shares have been excluded, respectively.

         (2) For purposes of calculating the dilutive (loss) earnings per share for the three and six months ended June 30, 2002 and 2001, the assumed conversion of 4 1/2% Convertible Notes due 2005 is not taken into

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

            (Tabular dollars in thousands, except per share amounts)

         consideration as its effect is anti-dilutive. Had these notes been converted, the Company would have used the following calculations for interest expense and outstanding shares:

                  a) For the purposes of calculating diluted (loss) earnings per share had the 4 1/2% Convertible Notes due 2005 been converted, approximately $0.8 and $2.8 million of interest expense (after tax) would have been added to net income during the three and six months ended June 30, 2002, respectively. For the purposes of calculating diluted earnings per share had the 4 1/2% Convertible Notes due 2005 been converted, approximately $3.0 and $6.2 million of interest expense (after tax) would have been added to net income during the three and six months ended June 30, 2001, respectively.

                  b) For the purposes of calculating diluted (loss) earnings per share had the 4 1/2% Convertible Notes due 2005 been converted, approximately 1,843,000 and 2,919,000 additional shares of common stock would have been assumed outstanding for the three and six months ended June 30, 2002, respectively. For the purposes of calculating diluted earnings per share had the 4 1/2% Convertible Notes due 2005 been converted, approximately 6,363,000 and 6,896,000 additional shares of common stock would have been assumed outstanding for the three and six months ended June 30, 2001, respectively.

Note 5.  Extraordinary Gain From the Repurchase of Convertible Notes

         On February 11, 2002, the Company's Board of Directors approved a tender offer to purchase up to $200 million aggregate principal of the Company's outstanding 4 1/2% Convertible Notes due 2005 at a price not greater than $700 nor less than $650 per $1,000 principal amount, plus accrued and unpaid interest thereon to, but not including, the date of the purchase. This tender offer expired at midnight on March 11, 2002, and the Company repurchased $199.9 million face value of the outstanding notes at the price of $700 per $1,000 principal amount for a cash payment of $139.9 million. Net of taxes, deferred financing costs and transaction fees, the Company recorded a gain of $32.5 million, which is further detailed as follows:

                                                                                               Six Months Ended
                                                                                                 June 30, 2002
                                                                                          -------------------------
         Par value of 4 1/2% Convertible Notes due 2005 repurchased ................             $  199,937
         Tender offer transaction and professional fees ............................                 (3,201)
         Write-off of deferred financing costs .....................................                 (4,805)
         Cash paid to repurchase notes .............................................               (139,955)
                                                                                          -------------------------
         Pre-tax gain on repurchase of notes .......................................                 51,976
         Income taxes on gain on repurchase of notes ...............................                (19,491)
                                                                                          -------------------------
         Extraordinary gain ........................................................             $   32,485
                                                                                          -------------------------

         The Company has funded the repurchases of the 4 1/2% Convertible Notes due 2005 from available cash, cash equivalents and short-term investments. There were no repurchases during the quarter ended June 30, 2002. As of June 30, 2002, the remaining outstanding principal balance of the 4 1/2% Convertible Notes due 2005 is $114.1 million. The Company will be required to adopt SFAS No. 145 on January 1, 2003, and after adoption will reclassify extraordinary gains on debt repurchases to continuing operations (refer to Note 1 - Summary of Significant Accounting Policies).

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

            (Tabular dollars in thousands, except per share amounts)

Note 6.  Restructuring Liabilities

         The Company announced two restructuring plans during fiscal 2001 due to then current and anticipated business conditions. These plans resulted in the elimination of seventy-seven positions in North America and the closing of four leased facilities in Canada, Massachusetts and Connecticut. A summary of the restructuring liabilities and the activity from December 31, 2001 through June 30, 2002 is as follows:

                                                                   Cash Payments    Adjustments
                                                                  January 1, 2002   and Changes
                                              December 31, 2001   - June 30, 2002  to Estimates (1)  June 30, 2002
                                             ----------------------------------------------------------------------
   Restructuring Liabilities:
   Employee termination benefits ...........      $  1,302           $ (1,080)        $   (222)        $     --
   Costs to exit facilities ................        28,620             (1,360)          (1,258)          26,002
                                             ----------------------------------------------------------------------
         Total restructuring liabilities ...      $ 29,922           $ (2,440)        $ (1,480)        $ 26,002
                                             ======================================================================

         (1) All cash payments for employee termination benefits related to the fiscal 2001 restructuring plans were paid as of June 30, 2002. During the second quarter of fiscal 2002, the Company sub-let a portion of its unused excess facilities. As a result, the Company recognized income (restructuring benefit) of approximately $1.5 million with a corresponding reduction to the restructuring liability. This was partially offset by commissions paid to rent these facilities.

         At June 30, 2002, the Company has classified approximately $24.2 million of this restructuring liability as a long-term liability that represents net lease commitments that are not due in the succeeding twelve-month period.

         Subsequent to June 30, 2002, the Company announced a restructuring plan referred to as the July 2002 Restructuring Plan. Refer to Note 9 - Subsequent Events for additional details.

Note 7. Investments in Non-Publicly Traded Companies, Asset Impairments and Deferred Revenue

Investments in Non-Publicly Traded Companies

         The Company has purchased shares of convertible preferred stock of certain privately held companies. The Company's direct and indirect (which include certain board members and employees) voting interest is less than 20% of the total ownership of each of these companies as of December 31, 2001, and June 30, 2002, and the Company does not exercise significant influence over the management of these companies as defined by APB Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock," and other relevant literature. During 2001, the Company has also purchased an interest of approximately 48% in GTV Capital, L.P., a venture capital limited partnership. This investment has been accounted for under the equity method. The Company has recorded 48% of the limited partnership's losses from its date of investment through

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

            (Tabular dollars in thousands, except per share amounts)

December 31, 2001, which have been insignificant. Excluding GTV Capital, L.P, all investments in non-publicly traded companies are carried at cost net of asset impairments.

         The following table summarizes the Company's investments in non publicly-traded companies at December 31, 2001 and June 30, 2002:

                                                                     Fiscal 2002 Activity
                                                      ---------------------------------------------------
                                       December 31,   Additional                 Equity        Asset
Investee company:                          2001       Investments Acquisitions   Losses     Impairments    June 30, 2002
                                     -----------------------------------------------------------------------------------
 TeraOp (USA) Inc. ................      $  4,000      $   400      $     -     $     -    $         -        $  4,400
 OptiX Networks, Inc. .............         3,658            -            -           -         (3,089)            569
 Accordion Networks, Inc. .........         1,500            -            -           -              -           1,500
 Intellectual Capital for
 Integrated Circuits, Inc. ........         1,385          112            -           -              -           1,497
 GTV Capital, L.P .................         1,186            -            -         (70)             -           1,116
 Systems On Silicon, Inc. .........           409            -         (409)          -              -               -
                                     -----------------------------------------------------------------------------------
     Total minority investments ...      $ 12,138      $   512      $  (409)    $   (70)   $    (3,089)       $  9,082
                                     ===================================================================================

         From time to time, the Company will conduct arms length business transactions with the companies listed above. During the three and six months ended June 30, 2002, the Company performed design services for OptiX. During the three months ended March 31, 2002, the Company acquired Systems On Silicon, Inc. (refer to Note 8 - Business Combinations).

Asset Impairments

         During the second quarter of 2002 the Company performed an impairment analysis on its investment in OptiX Networks, Inc. (OptiX) because of the declining financial resources of OptiX and the uncertainty of capital resources generally available to early stage start-up companies. Additionally, OptiX currently does not have the ability to repay TranSwitch for services performed (described further below). Based on the results of this analysis, the Company reduced the carrying value of its investment in OptiX to its estimated fair value of $0.6 million, resulting in an impairment charge of approximately $3.1 million which is classified as "Impairment of investment in non-publicly traded company" in the Consolidated Statement of Operations.

Deferred Revenue

         As of June 30, 2002, the Company had recorded approximately $0.6 million of deferred revenue on its consolidated balance sheet related to design services performed by TranSwitch for OptiX during the three-month period ended June 30, 2002. Due to the declining financial condition of OptiX and given that the collectibility of this revenue was not reasonably assured, TranSwitch has deferred this amount, in accordance with its revenue recognition policy. Should this amount be collected in future periods, the Company will recognize this as service revenue in the consolidated statement of operations. All costs related to this service revenue have been recognized in the period

                   TRANSWITCH CORPORATION AND SUBSIDIARIES

            (Tabular dollars in thousands, except per share amounts)

ended June 30, 2002. Should the Company not be able to collect this deferred revenue, it will be off-set against the receivable for the same amount due from OptiX.

         The deferred revenue balance of $0.05 million as of December 31, 2001 was related to a separate customer (not OptiX) and was recognized as service revenue during the first quarter of fiscal 2002.

Note 8.  Business Combinations

         On March 27, 2002 the Company acquired Systems on Silicon, Inc. (SOSi) located in Monmouth Junction, New Jersey, which develops highly integrated VLSI solutions that address the requirements of converged networks with an initial focus on the intelligent integrated access device ("IAD"). This acquisition was a strategic investment aimed at enhancing and expanding the Company's product offering with higher speed solutions for the metro and access markets. As a result of this acquisition, the Company paid $0.9 million in cash for the outstanding shares of stock in SOSi. The Company incurred transaction fees of approximately $0.3 million in conjunction with this purchase, the majority of which is unpaid at June 30, 2002. Including the Company's previous investment of approximately $0.4 million, TranSwitch's total investment in SOSi is approximately $1.3 million.

         The results of operations of SOSi have been included in the Company's consolidated financial results beginning on March 27, 2002, the date of acquisition, and all significant intercompany balances have been eliminated. The acquisition was accounted for under the purchase method of accounting for business combinations. SOSi is a wholly owned subsidiary of TranSwitch.

         The purchase price of and investment in SOSi has been allocated, on a preliminary basis, in the Company's unaudited interim consolidated financial statements as shown in the following table:

                Purchased in-process research and development .....  $   2,000
                Goodwill ..........................................        302
                Deferred income tax assets ........................        438
                Cash and investments ..............................        110
                Property and equipment ............................        111
                Prepaid and other assets ..........................         39
                Patent ............................................        300
                Accrued liabilities ...............................     (1,991)
                                                                     ----------
                         Investment in SOSi .......................  $   1,309
                                                                     ----------

         Purchased in-process research and development

         At the time of acquisition, SOSi was in the process of developing an Intelligent Integrated Access Device ("IAD") chip. The project was started concurrently with SOSi's inception in 1999 and is scheduled for its first release in the first quarter of 2003. The IAD chip is the enabling solution to service the last mile in voice and data access. The IAD chip provides a

                    TRANSWITCH CORPORATION AND SUBSIDIARIES

              (Tabular dollars in thousands, except per share amounts)

         System On a Chip ("SoC") solution. The IAD chip will serve the needs of existing Incumbent Local Exchange Carrier ("ILEC") legacy networks. The product will also enable the converged data and voice network architecture. Its telephone features will include voice activity detection, silence suppression and comfort noise generation.

         The $2.0 million allocated to in-process research and development ("IPR&D") was determined through an independent valuation using established valuation techniques in the telecommunications and data communications industries. The value allocated to IPR&D was based upon the forecasted operating after-tax cash flows from the technology acquired, giving effect to the stage of completion at the acquisition date. Future cash flows were adjusted for the value contributed by any core technology and development efforts expected to be completed post acquisition. These forecasted cash flows were then discounted at rates commensurate with the risks involved in completing the acquired technologies taking into consideration the characteristics and applications of each product, the inherent uncertainties in achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. A project's risk is the highest at its inception. As the project progresses, the risk of a project generally decreases. As of the acquisition date, the IAD chip was still in its initial stages of development. After considering these factors, the risk-adjusted discount rates for the IAD chip product was determined to be 65%. The acquired technology that had not yet reached technological feasibility and no alternative future uses existed was expensed upon acquisition in accordance with SFAS No. 2, "Accounting for Research and Development Costs".

         Goodwill

         The excess purchase price, including the Company's original investment in SOSi, over the fair value of the net identifiable assets and liabilities acquired of $0.3 million has been recorded as goodwill. In accordance with SFAS No. 141 and SFAS No. 142, the Company is not amortizing this goodwill as the transaction was completed after June 30, 2001, but will perform a periodic evaluation for impairment.

         Patents

         At the time of acquisition, SOSi had two patent applications pending. The Company, through an independent valuation using established valuation techniques in the telecommunications and data communications industries, determined these applications to be worth approximately $0.3 million with an estimated useful life of 5 years. The Company is amortizing this asset on a straight-line basis over the 5-year period.

         Pro forma financial information

         Pro forma results of operations for SOSi have not been presented because the effects of this acquisition were not material to the unaudited interim consolidated financial statements.

                     TRANSWITCH CORPORATION AND SUBSIDIARIES

             (Tabular dollars in thousands, except per share amounts)

Note 9.  Subsequent Events

July 2002 Restructuring Plan

         Due to current and anticipated business conditions, on July 15, 2002, the Company announced a restructuring plan. As a result of this plan, the Company eliminated sixty-six positions and announced the closing of its design centers in Milpitas, CA and Raleigh, NC. In conjunction with this restructuring, the Company is abandoning the Astrix and Sertopia product lines and strategically refocusing its research and development efforts. The Company currently estimates that the total restructuring charge related to the workforce reduction and facility closings to be between $4 - $5 million. As a result of this restructuring effort, the Company is also evaluating its remaining fixed asset base for utilization and impairment that could result in additional, non-cash, charges in the third quarter of fiscal 2002.

Nasdaq Listing Requirements

         On July 19, 2002, the Company received notification from Nasdaq regarding the Company's noncompliance with the listing requirements for The Nasdaq National Market, on which the Company's common stock is presently traded. This is due to the Company's stock price closing below $1.00 for a period of thirty consecutive trading days. Therefore, in accordance with Nasdaq marketplace rules, the Company will be provided 90 calendar days, or until October 17, 2002, to regain compliance. If, at any time before October 17, 2002, the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, then Nasdaq will provide written notification that the Company complies with continued listing requirements. If compliance can not be demonstrated by October 17, 2002 then Nasdaq will provide written notification that the Company's securities will be delisted. At that time, the Company would have the right to request a hearing to appeal the Nasdaq determination.

         The Company also has the option to apply to transfer listing of its securities to The Nasdaq SmallCap Market ("SmallCap Market"). To transfer, the Company must satisfy the continued inclusion requirements for the SmallCap Market, which makes available an extended grace period to satisfy the minimum $1.00 bid price requirement. If the Company submits a transfer application and pays the applicable listing fees by October 17, 2002, initiation of the delisting proceedings will be stayed pending the Staff's review of the transfer application. If the transfer application is approved, the Company will be afforded the 180 calendar day SmallCap Market grace period which would expire January 15, 2003. The Company may also be eligible for an additional 180 calendar day grace period provided that it meets the initial listing criteria for the SmallCap Market. Furthermore, the Company may be eligible to transfer back to The Nasdaq National Market if, by July 14, 2003, its bid price maintains the $1.00 per share requirement for 30 consecutive trading days and it has maintained compliance with all other continued listing requirements on that market.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations that are included in the Annual Report on Form 10-K for the year ended December 31, 2001 for TranSwitch Corporation. This Quarterly Report on Form 10-Q and, in particular, this Management's Discussion and Analysis of Financial Condition and Results of Operation, contain forward-looking statements regarding future events or the future financial performance of the Company that involve certain risks and uncertainties including, but not limited to, those set forth in "Risk Factors" and other sections discussed below. Actual events or the actual future results of the Company may differ materially from any forward-looking statements due to such risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking assumptions.

OVERVIEW

     We are a Delaware corporation, incorporated on April 26, 1988, that designs, develops, markets and supports highly integrated digital and mixed-signal (analog and digital) semiconductor system-on-a-chip solutions for use in building emerging networks for telecommunications and data communications applications. Our very large-scale integrated (VLSI) semiconductor devices provide core functionality for communications network equipment. Our programmable VLSI solutions can be tailored by network equipment manufacturers to provide high levels of functionality for broadband communication networks and to implement value-added features, thus differentiating our products from competitive offerings. Our programmable VLSI solutions also accommodate new customer application requirements and protocol changes throughout the networking equipment life cycle. Our VLSI devices are compliant with Asynchronous/Plesiochronous Digital Hierarchy (Asynchronous/PDH), Synchronous Optical Network/Synchronous Digital Hierarchy (SONET/SDH) and Asynchronous Transfer Mode/Internet Protocol (ATM/IP) standards. We also offer products that combine multi-protocol capabilities on a single chip that can be programmed for multi-service applications. Our mixed-signal and digital design capability, in conjunction with our communications systems expertise, enables us to determine and implement optimal combinations of design elements for enhanced functionality. We believe that this approach permits our customers to achieve faster time-to-market and to introduce systems that offer greater functionality, improved performance, lower power dissipation, reduced system size and cost and greater reliability relative to discrete solutions.

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

These accounting policies, the basis for these estimates and their potential impact to our consolidated financial statements, should any of these estimates change, are further described as follows:

         Revenues, Cost of Revenues and Gross Profit. Net revenues are primarily comprised of product shipments, principally to domestic and international telecommunications and data communications OEMs and to distributors. Net revenues from product sales are recognized at the time of product shipment when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) title and risk of loss transfers to the customer; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. Agreements with certain distributors provide price protection and return and allowance rights. With respect to recognizing revenues from our distributors: (1) the prices are fixed at the date of shipment from our facilities; (2) payment is not contractually or otherwise excused until the product is resold; (3) we do not have any obligations for future performance relating to the resale of the product; and (4) the amount of future returns, allowances, refunds and costs to be incurred can be reasonably estimated and are accrued at the time of shipment. Service revenues are recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) we have performed a service in accordance with our contractual obligations; and (3) collectibility is reasonably assured.

                  At the time of shipment, we record a liability against our gross product revenues for future price protection and sales allowances. This liability is established based on historical experience, contractually agreed to provisions and future shipment forecasts. We had established liabilities totaling $1.46 and $1.90 million as of June 30, 2002 and December 31, 2001, respectively, for price protection and sales allowances related to shipments that were recorded as revenue during the past 12 months.

                  We also record, at the time of shipment, a liability against our gross revenues and an inventory asset against cost of revenue in order to establish a provision for the gross margin related to future returns under our distributor stock rotation program. As of June 30, 2002, we had established a liability of $0.67 million and an inventory asset of $0.36 million for a net stock rotation reserve for future returns totaling $0.31 million. This compares to a liability of $0.40 million and an inventory asset of $0.20 million for a net stock rotation reserve for future returns totaling $0.20 million as of December 31, 2001. Should our actual experience differ from our estimated liabilities, there could be adjustments (either favorable or unfavorable) to our net revenues, cost of revenues and gross profits.

                  We warranty our products for up to one year from the date of shipment. A liability is recorded for estimated claims to be incurred under product warranties and is based primarily on historical experience. Estimated warranty expense is recorded as cost of product revenues when products are shipped. As of June 30, 2002 and December 31, 2001, we had a warranty liability established in the amount of $0.2 million, which is included in accrued expenses on the consolidated balance sheets. We had no material warranty claims during the first six months of fiscal 2002. Should future warranty claims differ from our estimated current liability, there could be adjustments (either favorable or unfavorable) to our cost of revenues. Any adjustments to cost of revenues could also impact future gross profits.

         Estimated Excess Inventories. We periodically review our inventory levels to determine if inventory is stated at the lower of cost or net realizable value. Due to the severe downturn in the telecommunications and data communications industries during 2001, we evaluated our inventory position based on known backlog of orders, projected sales and marketing forecasts, shipment activity and inventory held at our significant distributors. As a result of current and anticipated business conditions, as well as lower than anticipated demand, we recorded a charge for excess inventories during fiscal 2001 of approximately $39.2 million. The majorities of these products have not been disposed and remain in inventory at an adjusted cost basis of zero.

                  During the first and second quarters of fiscal 2002, we recorded net product revenues of approximately $3.2 million on shipments of excess inventory that had previously been written down to their estimated net realizable value of zero. This resulted in 100% gross margin on these product sales. Had these products been sold at our historical average cost basis, a 53% gross margin would have been recorded. We currently do not anticipate that a significant amount of the excess inventories subject to the write-down described above will be used in the future based upon our current demand forecast. Should our future demand exceed the estimates that we used in writing down our excess inventories, we will recognize a favorable impact to cost of revenues and gross profits. Should demand fall below our current expectations, then we may record additional inventory write downs which will result in a negative impact to cost of revenues and gross profits.

         Valuation of Deferred Tax Assets. Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is more likely than not that we will not be able to utilize deferred income tax assets in the future, then a valuation allowance is established. At June 30, 2002, we had deferred income tax assets, net of valuation allowances of $61.5 million compared to $68.6 million as of December 31, 2001. Deferred income tax assets decreased during the first six months of fiscal 2002 due to income tax expense on the gain of approximately $19.5 million realized from the purchase of our convertible notes. The income tax expense on this gain was partially offset by the income tax benefit of our operating loss.

               We continue to periodically review the realizability of deferred income tax assets considering all positive and negative evidence available to us, which includes, among other factors, our specific historical operating results, changes in our future expectations of revenues and their impact on future profitability. To the extent that we believe that it is more likely than not that some or all of our deferred income tax assets will not be realized, we will establish a valuation allowance. Such a valuation allowance would impact our income tax rate. As of June 30, 2002 we did not establish or make adjustments to any existing valuation allowances, however, if market conditions persist, we may consider it necessary to establish additional allowances in future periods.

         Valuation and Impairment of Goodwill, Other Intangibles and Long-Lived Assets. We review long-lived assets, goodwill and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

               When factors indicate that a long-lived asset should be evaluated for possible impairment, an estimate of the related asset's undiscounted future cash flows over the remaining life of the asset will be made to measure whether the carrying value is recoverable. Any impairment is measured based upon the excess of the carrying value of the asset over its estimated fair value which is generally based on an estimate of future discounted cash flows. A significant amount of management judgment is used in estimating future discounted cash flows.

               In accordance with SFAS 142 we perform an annual test for impairment of goodwill and intangible assets that will generally be performed in the fourth quarter of the fiscal year. When measuring the potential impairment of goodwill and intangible assets, we determine the fair value of our reporting units (TranSwitch currently has one reporting unit) and compare this fair value against the carrying value of the goodwill and intangible assets. If the fair value of the reporting unit exceeds that of the goodwill and intangible assets, then no impairment exists. If the fair value of the reporting unit is less than that of the carrying value of our goodwill and intangible assets, then these assets will be written down by the difference. We use an average of our historical quoted common stock price when assessing a reporting unit's fair value. As a result, impairment of our goodwill and intangible assets could occur if our common stock trades below the carrying value of these assets for an extended period of time.

                  Our total goodwill, other intangibles and long-lived assets on our consolidated balance sheets were as follows as of June 30, 2002 and December 31, 2001:

                                                                               June 30,     December 31,
                                                                                 2002          2001
                                                                            ----------------------------
           Goodwill, Other Intangibles and Long-Lived Assets
                 Property and equipment, net ...........................       $ 20,101      $ 18,946
                 Goodwill and purchased intangible assets, net .........         61,794        56,107
                 Other assets ..........................................          4,581         4,007
                                                                            ----------------------------
               Total goodwill, other intangible and long-lived assets ..       $ 86,476      $ 79,060
                                                                            ----------------------------

         Estimated Restructuring Reserves. We recorded restructuring charges totaling $32.5 million during fiscal 2001 related to employee termination benefits and costs to exit certain facilities. At June 30, 2002, the restructuring liabilities that remain total $26.0 million on our consolidated balance sheets, compared to $29.9 million as of December 31, 2001. The decrease of $3.9 million during the six months ended June 30, 2002 was related to cash payments for severance and lease costs on excess facilities and a non-cash reduction to the outstanding liability as we entered into a new sub-lease arrangement with a third party to rent a portion of our excess space. Certain assumptions of this estimate include future maintenance costs, price escalation and sublease income derived from these facilities. Should we negotiate additional sublease rental income agreements or reach a settlement with our landlords to be released from our existing obligations, then we could realize a favorable benefit to our results of future operations. Should future lease, maintenance or other costs related to these facilities exceed our estimates, then we could incur additional expense in future periods.

RESULTS OF OPERATIONS

         The following table sets forth certain unaudited interim consolidated statements of operations data as a percentage of net revenues for the periods indicated:

                                                        Three Months Ended        Six Months Ended
                                                             June 30,                 June 30,
                                                        2002         2001         2002         2001
                                                       ---------------------------------------------
         Net revenues:
                  Product revenues                       95%         100%          94%          99%
                  Service revenues                        5%           -            6%           1%
                                                       ---------------------------------------------
                           Total net revenues           100%         100%         100%         100%

         Cost of revenues:
                  Product cost of revenues               21%          57%          27%          36%
                  Provision for excess inventories        -          224%           -           50%
                  Service cost of revenues               14%           -            9%           -
                                                       ---------------------------------------------
                           Total cost of revenues        35%         281%          36%          86%

                                                       ---------------------------------------------
         Gross profit (loss)                             65%        (181%)         64%          14%
                                                       ---------------------------------------------
         Operating expenses:
                  Research and development              294%         109%         284%          46%
                  Marketing and sales                    66%          56%          71%          27%
                  General and administrative             42%          21%          45%           9%
                  Amortization of goodwill and other
                  intangibles                             -            6%           -            2%
                  In-process research and development     -            -           21%           -
                  Restructuring (benefit)              (33%)           -          (16%)          -
                                                       ---------------------------------------------
                           Total operating expenses     369%         192%         405%          84%

                                                       ---------------------------------------------
         Operating loss                                (304%)       (373%)       (341%)        (70%)
                                                       =============================================

Net Revenues

         The following tables summarizes our revenue mix by product line for the three and six months ended June 30, 2002 and 2001 ($s in thousands):

                                    Three Months Ended       Three Months Ended       Percentage
                                      June 30, 2002            June 30, 2001           Increase /
                                               Percent of               Percent of   (Decrease) in
                                   Product      Product      Product     Product        Product
                                   Revenue      Revenue      Revenue     Revenue        Revenue
                                  ----------------------------------------------------------------
       SONET/SDH                   $ 1,673          39%       $ 4,714        43%         (65%)
       Asynchronous/PDH                960          23%           107         1%         797%
       ATM/IP                        1,553          36%         6,191        56%         (75%)
       Multi Service/Switching          80           2%             -         -          100%
                                  ----------------------------------------------------------------
                Total              $ 4,266         100%       $11,012       100%         (61%)

                                      Six Months Ended         Six Months Ended           Percentage
                                       June 30, 2002            June 30, 2001             Increase /
                                                Percent of                 Percent of   (Decrease) in
                                    Product      Product       Product      Product        Product
                                    Revenue      Revenue       Revenue      Revenue        Revenue
                                  --------------------------------------------------------------------
       SONET/SDH                    $ 3,569          41%      $ 26,709          54%            (87%)
       Asynchronous/PDH               2,141          24%         7,221          15%            (70%)
       ATM/IP                         3,005          34%        15,357          31%            (80%)
       Multi Service/Switching           80           1%             -           -             100%
                                  --------------------------------------------------------------------
                Total               $ 8,795         100%      $ 49,287         100%            (82%)

         Total net revenues for the three and six months ended June 30, 2002 decreased by $6.5 million and $40.3 million, respectively. This represents a 59% and 81% decline from the comparable three and six months of the prior year. During the quarter ended June 30, 2002, we began shipping products under our new Omni product line that we are classifying as Multi Service/Switching products. We expect this product line to grow in the future as we complete development and gain customer acceptance for this family of products. We continue to experience very difficult market conditions and decreased revenues in the SONET/SDH and ATM/IP product lines, while there was a slight dollar basis increase in the Asynchronous/PDH product line during the three months ended June 30, 2002. For the six months ended June 30, 2002, the decrease in net revenues was distributed across all three of these product lines with SONET/SDH decreasing by the largest percentage. These decreases were primarily related to a decline in volumes shipped over the prior comparable period that we attribute to an overall economic downturn and significant excess capacity in the telecommunications and data communications industries. Although our volumes are down significantly, we continue to retain the majority of our customer base. During the past three fiscal years, our SONET/SDH product line accounted for an average of 57% of our net revenues; thus, the current product mix percentage is not consistent with this historical trend. Given the lack of visibility in the current market, we cannot predict when, and to the extent that, historical product mix percentages will return, if at all.

         Included in total net revenues were service revenues consisting of design services performed for third parties on a short-term contract basis. Service revenues for the three months ended June 30, 2002 increased by $0.2 million from essentially zero from the comparable three months of the prior year. Service revenues for the six months ended June 30, 2002 increased by $0.2 million or 41% from the comparable six months of the prior year. Service revenues are not our primary strategic focus and, as such, will fluctuate up or down from period to period, depending on business priorities. Approximately 53% of service revenues during the six months ended June 30, 2002 were from OptiX Networks, Inc. (OptiX), a related party, in which we have a less then 20% ownership interest. As was detailed in Note 7 to our unaudited interim consolidated financial statements, we also deferred approximately $0.6 million in service revenue from OptiX given that the collectibility of this amount was not reasonably assured.

         International net revenues represented approximately 59% of net revenues for the three months ended June 30, 2002 compared with approximately 79% of net revenues for the three months ended June 30, 2001. International net revenues represented approximately 50% of net revenues for the six months ended June 30, 2002 compared with approximately 62% of net revenues for the six months ended June 30, 2001. The decrease in international revenues as a percent of total revenues in fiscal 2002 is due to the fact that we had shipped several relatively larger orders from U.S. customers than those from international customers during the period. We do not consider this decrease in international revenues a trend given our low shipment levels and the modest ordering patterns that currently exist throughout the industry.

Gross Profit

         The following tables are provided to detail the changes in gross profit for the three and six months ended June 30, 2002 compared to the same periods in the prior year.

                                      Three Months Ended              Three Months Ended
                                         June 30, 2002                   June 30, 2001
                                     Gross           Gross          Gross           Gross
                                    Profit $        Profit %       Profit $        Profit %
                                 ------------------------------------------------------------
Gross Profit - As Reported       $        2,916           65%   $      (19,968)          (181%)
 Excess Inventory Charge/1/                   -            -            24,694            224%
 Excess Inventory Benefit/2/               (743)         (17%)               -              -
                                 ------------------------------------------------------------
Gross Profit - As Adjusted       $        2,173           48%   $        4,726             43%
                                 ------------------------------------------------------------

                                        Six Months Ended                Six Months Ended
                                          June 30, 2002                   June 30, 2001
                                     Gross           Gross          Gross           Gross
                                    Profit $        Profit %       Profit $        Profit %
                                 ------------------------------------------------------------
Gross Profit - As Reported       $        5,960            64%  $        7,086             14%
 Excess Inventory Charge/1/                   -             -           24,694             50%
 Excess Inventory Benefit/2/             (1,553)          (17%)              -              -
                                 ------------------------------------------------------------
Gross Profit - As Adjusted       $        4,407            47%  $       31,780             64%
                                 ------------------------------------------------------------

         1 - During 2001 as a result of current and anticipated business conditions, as well as lower than anticipated demand, we recorded a provision for excess inventories during the quarter ended June 30, 2001 of approximately $24.7 million against costs of revenues. For the purposes of comparing the change in gross profit on our net revenues, we are excluding this amount.

         2 - During 2002, due to changes in demand for certain products, we realized an excess inventory benefit from the sales of products which had previously been written down to a cost basis of zero. For the purposes of comparing the change in gross profit on our net revenues, we are excluding this benefit and calculating gross product on these product sales as if they had been sold at their historical average costs.

         Total gross profit for the three months ended June 30, 2002 increased by $22.9 million, or 115%, from the comparable three months of the prior year. This increase is due in large part to a charge that we took against cost of revenues in the second quarter of fiscal 2001 for excess inventories. Excluding this charge for excess inventories as well as the benefit of sales thereof in fiscal 2002, gross profit for the period decreased by $2.6 million, or 54%. The decrease in gross profit dollars for the three months ended June 30, 2002 is the result of lower total net revenues and volumes of product shipments. Gross profit percentage (excluding excess inventory charges and benefits) for the three months ended June 30, 2002 was 48% compared to 43% for the three months ended June 30, 2001. The nominal increase in gross profit percentage during the second quarter is the result in a change in product mix over the prior period.

         Total gross profit for the six months ended June 30, 2002 decreased by $1.1 million, or 16%, from the comparable six months of the prior year. Excluding this charge for excess inventories as well as the benefit of sales thereof in fiscal 2002, gross profit for the period decreased by $27.4 million, or 86%. The decrease in gross profit dollars for the six months ended June 30, 2002 is the result of lower total net revenues and volumes of product shipments. Gross profit percentage (excluding excess inventory charges and benefits) for the six months ended June 30, 2002 was 47% compared to 64% for the six months ended June 30, 2001. The decrease in gross profit is primarily due to shipments of lower margin products with lower gross profit in fiscal 2002 and the excess capacity absorption due to lower product volumes causing our average inventory cost to increase compared to the prior year.

Research and Development

         Research and development expenses for the three months and six months ended June 30, 2002 increased by $1.2 and $3.5 million, or 10% and 15%, respectively, from the comparable three and six month periods of the prior year. This increase in absolute dollars is the result of acquisitions during the first quarter of 2002 and the second half of 2001 and continued investment in personnel, electronic design and automation software tools and intellectual property cores, as well as fabrication costs and depreciation expense in connection with developing next generation telecommunication and data communication products. As a percentage of total net revenues, our research and development costs increased as we continued investing in the design and development of future products notwithstanding the fact that current product shipments have declined due to adverse industry conditions. We have monitored our known and forecasted sales demand and operating expense run rates closely and, as a result, took two restructuring actions in 2001. Subsequent to the quarter ended June 30, 2002, we announced a restructuring action whereby we reduced our workforce by approximately 16% and closed two facilities. We will continue to closely monitor both our costs and our revenue expectations in future periods and will take actions as market conditions dictate. There can be no assurances that future acquisitions, market conditions or unforeseen events will not cause our expenses to rise or fall in future periods.

Marketing and Sales

         Marketing and sales expenses for the three months and six months ended June 30, 2002 decreased by $3.2 and $6.8 million, or 52% and 51%, respectively, from the comparable three and six-month periods of the prior year. These decreases in expenses are primarily due to a decrease in commissions due to the decrease in revenues over the same periods last year. Also contributing to this decrease is a reduction in our provision for doubtful customer accounts by approximately $0.7 million and $1.0 million for the three and six months ended June 30, 2002, respectively. During fiscal 2002, we experienced improved collections on certain customer accounts receivables that we had previously reserved. We have monitored our known and forecasted sales demand and operating expense run rates closely and, as a result, took two restructuring actions in 2001. Subsequent to the quarter ended June 30, 2002, we announced a restructuring action whereby we reduced our workforce by approximately 16% and closed two facilities. We will continue to closely monitor our costs and our revenue expectations in future periods and will take actions as market conditions dictate. There can be no assurances that future acquisitions, market conditions or unforeseen events will not cause our expenses to rise or fall in future periods.

General and Administrative

         General and administrative expenses for the three months and six months ended June 30, 2002 decreased by $0.5 million and $0.3 million, or 20% and 7%, respectively, from the comparable three months and six months of the prior year. This decrease is primarily due to lower professional fees and savings realized from restructuring actions. As a percentage of total net revenues, our general and administrative costs increased since the fixed components of these costs do not fluctuate with total net revenues, which decreased during the quarter. We have monitored our known and forecasted sales demand and operating expense run rates closely and, as a result, took two restructuring actions in 2001. Subsequent to the quarter ended June 30, 2002, we announced a restructuring action whereby we reduced our workforce by approximately 16% and closed two facilities. We will continue to closely monitor our costs and our revenue expectations in future periods and will take actions as market conditions dictate. There can be no assurances that future acquisitions, market conditions or unforeseen events will not cause our expenses to rise or fall in future periods.

Amortization of Goodwill and Purchased Intangibles

         Amortization of goodwill and purchased intangible assets for the three months and six months ended June 30, 2002 decreased $0.6 million and $1.2 million, or 100%, from the comparable three months and six months of the prior year. This decrease in expense is related to our adoption of SFAS 141 on July 1, 2001 and SFAS 142 on January 1, 2002, at which time all future amortization of goodwill ceased. We are required to review goodwill and purchased intangibles for impairment, at a minimum, annually.

Restructuring Benefit

         During the second quarter of fiscal 2002, we sub-let a portion of our unused excess facilities. As a result, we recognized income (restructuring benefit) of approximately $1.5 million and, accordingly, reduced the restructuring liability. At June 30, 2002, we have approximately $26.0 million of restructuring liabilities on the consolidated balance sheet. Subsequent to June 30, 2002, we announced a restructuring plan referred to as the July 2002 Restructuring Plan. We currently estimate that we will incur a restructuring charge of between $4-$5 million in the quarter ended September 30, 2002 related to a workforce reduction and facility closings. Refer to Note 9 - Subsequent Events in the unaudited consolidated financial statements for additional details. Comparative periods did not have any restructuring benefits.

In-Process Research and Development

         During the six months ended June 30, 2002, we recorded a charge for in-process research and development of $2.0 million related to our purchase of Systems on Silicon, Inc. (SOSi) on March 27, 2002. This transaction was recorded in the first quarter of fiscal 2002. There were no in-process research and development charges in the second quarter of fiscal 2002 or the three and six month periods ended June 30, 2001.

         At the time of acquisition, SOSi was in the process of developing the Intelligent Integrated Access Device (IAD) chip. The project was started concurrently with SOSi's inception in 1999 and is scheduled for its first release in the first quarter of 2003. The IAD chip is the enabling solution to service the last mile in voice and data access. The IAD chip provides a System On a Chip (SoC) solution. The IAD chip will serve the need for existing Incumbent Local Exchange Carrier (ILEC) legacy networks. Its telephone features will include voice activity detection, silence suppression and comfort noise generation.

         The $2.0 million allocated to IPR&D was determined through an independent valuation using established valuation techniques in the telecommunications and data communications industries. The value allocated to IPR&D was based upon the forecasted operating after-tax cash flows from the technology acquired, giving effect to the stage of completion at the acquisition date. Future cash flows were adjusted for the value contributed by any core technology and development efforts expected to be completed post acquisition. These forecasted cash flows were then discounted at rates commensurate with the risks involved in completing the acquired technologies taking into consideration the characteristics and applications of each product, the inherent uncertainties in achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. A project's risk is the highest at its inception. As the project progresses, the risk of a project generally decreases. As of the acquisition date, the IAD chip was still in the initial stages of development. After considering these factors, the risk adjusted discount rates for the IAD chip product was determined to be 65%. The acquired technology that had not yet reached technological feasibility and, with no alternative future uses, it was expensed upon acquisition in accordance with SFAS No. 2, "Accounting for Research and Development Costs".

Impairment of investment in non-publicly traded company

         During the second quarter of 2002 we performed an impairment analysis of our investment in OptiX Networks, Inc. (OptiX) because of the declining financial resources of OptiX and the uncertainty of capital resources generally available to early stage start-up companies. Additionally, Optix currently does not have the ability to repay us for services performed during the three months ended June 30, 2002. Based on the results of this analysis, we reduced the carrying value of our investment in OptiX to its estimated fair value of $0.6 million, resulting in an impairment charge of approximately $3.1 million which is classified as "Impairment of investment in non-publicly traded company" on the Consolidated Statement of Operations. Comparative periods did not have any impairments of investments in non-public companies.

Interest Income (Expense)

         Interest income (expense), net for the three and six months ended June 30, 2002 decreased by $0.7 million and $5.2 million, or 104% and 141%, respectively from the comparable three and six month periods of the prior year. The decrease in interest income (expense), net is due to a lower average cash balance and interest rates during the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001. The decrease in interest income as a result of lower cash balances has been partially offset by lower interest expense because we have repurchased approximately $200 million face value of our 4 1/2% Convertible Notes due 2005. At June 30, 2002 and June 30, 2001, the effective interest rate on our interest-bearing securities was approximately 2.50% and 4.35%, respectively.

Income Tax Expense (Benefit)

         Our effective income tax rate, before extraordinary items, for the three and six months ended June 30, 2002 is a benefit of 31% and 32% respectively, compared to an effective income tax expense rate of approximately 36% and 35% for the three and six month periods of the prior year. The total income tax rate for the three and six months ended June 30, 2002 differed from statutory rates primarily due to the non-deductible write-off of purchased in-process research and development and the impairment charge recorded on our investment in OptiX. In addition to the tax benefit recorded during the quarter ended March 31, 2002, we also recorded income tax expense of $19.5 million on the extraordinary gain from the tender offer to repurchase up to $200 million face value of our outstanding 4 1/2% Convertible Notes due 2005.

         We continue to periodically review the realizability of deferred income tax assets considering all positive and negative evidence available to us, which includes, among other factors, our specific historical operating results, changes in our future expectations of revenues and their impact on future profitability. To the extent that we believe that it is more likely than not that some or all of our deferred income tax assets will not be realized, we will establish a valuation allowance. Such a valuation allowance would impact our income tax rate. As of June 30, 2002, we did not establish or make adjustments to any existing valuation allowances, however, if market conditions persist, we may consider it necessary to establish additional allowances in future periods.

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

         The timing and amount of any additional repurchases of our convertible notes will depend on many factors, including, but not limited to, the prevailing market price of the notes and overall market conditions. We intend to fund additional repurchases of the notes, if any, from available cash, cash equivalents and investments. We did not purchase any of our notes during the second quarter of 2002.

Liquidity and Capital Resources

         As of June 30, 2002, we had total cash, cash equivalents and investments of approximately $241.1 million. This is our primary source of liquidity as we are not currently generating positive cash flow from our operations. Details of our cash inflows and outflows for the six months ended June 30, 2002 as well as a summary of our cash, cash equivalents and investments and future commitments are detailed as follows:

Cash Inflows and Outflows

         During the six months ended June 30, 2002, the net decrease in cash and cash equivalents was $185.3 million compared to a net decrease of $74.8 million during the six months ended June 30, 2001. Details of our cash inflows and outflows are as follows:

Operating Activities: In the six months ended June 30, 2002, we used $38.6 million in cash, which consists of the following:

         .     Net income for the period totaling $7.7 million.

         . Non cash reductions to net income totaling $35.9 million consisted of a gain of $32.5 million from the repurchase of our notes, deferred income taxes totaling $12.8 million, a restructuring benefit totaling $1.5 million, a reduction to the provision for bad debts totaling $1.0 million and other non-cash items of $0.2 million offset by depreciation and amortization totaling $7.0 million, a write-off of purchased in-process research and development totaling $2.0 million and an impairment of an investment in a non-public company totaling $3.1 million.

         . A $10.4 million decrease in net working capital comprised of decreases in accounts payable, accrued expenses and restructuring liabilities totaling $8.8 million in addition to a net increase in accounts receivable, inventories, prepaid and other assets totaling $1.6 million.

Investing Activities: During the six months ended June 30, 2002, we invested approximately $7.8 million in capital equipment and product licenses. We also paid $5 million to satisfy a purchase price contingency related to ADV Engineering SA which we acquired in January 2001, and $0.9 million to purchase all of the outstanding securities of SOSi, not already owned by us, which we acquired in March 2002. We also invested approximately $0.5 million in non-public companies during the six months ended June 30, 2002. These investments, offset by net proceeds of held-to-maturity short and long-term investments totaling $9.7 million resulted in a total cash use of $4.3 million related to investing activities.

Financing Activities: During the six months ended June 30, 2002, we used $142.6 million in financing activities, which consisted primarily of $143.2 million used to repurchase our 4 1/2% Convertible Notes due 2005 offset by proceeds from the exercise of stock options and purchases of shares in our employee stock purchase plan of $0.6 million.

Effect of Exchange Rates and Inflation: Exchange rates and inflation have not had a significant impact on our operations or cash flows.

Cash, Cash Equivalents and Investments

      We have financed our operations and have met our capital requirements since incorporation in 1988 primarily through private and public issuances of equity securities, convertible notes, bank borrowings and cash generated from operations. Our principal sources of liquidity as of June 30, 2002 consisted of $185.0 million in cash and cash equivalents, $37.3 million in short-term investments and $18.8 million in long-term investments for a total cash and investment balance of $241.1 million. Cash equivalents are instruments with maturities of less than 90 days, short-term investments have maturities of greater then 90 days but less than one year and long-term investments have maturities of greater than one year. Our cash equivalents and investments consist of U.S. Treasury Bills, corporate debt, taxable municipal securities, money market instruments, overnight repurchase investments and commercial paper.

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

Commitments

         We have existing commitments to make future interest payments on our existing 4 1/2% Convertible Notes due 2005 and also to redeem them in September of 2005. Over the remaining life of the outstanding notes, we expect to accrue and pay approximately $16.5 million in interest to the holders.

         We have outstanding operating lease commitments of approximately $32.8 million payable over the next fifteen years. Some of these commitments are for space that was not being utilized and, as a result, we recorded a restructuring charge of $28.6 during fiscal 2001 for excess facilities. During fiscal 2002, we sublet a portion of our excess space and as a result, we reduced our restructuring liability and recorded a restructuring benefit of $1.5 million. We are in the process of trying to sublease additional excess space but it is unlikely that any sublease income generated will offset the entire future commitment. We currently believe that we can fund these lease commitments in the future, however, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

         A summary of our significant future commitments and their payments by fiscal year is summarized as follows (in thousands):

                                          Scheduled
                                         payments for
                                           the six
                                         months ended
                                          December 31,     Scheduled payments for the years ending December 31,
                                         -------------     ----------------------------------------------------
                                                                                                                   Total
Commitment                                    2002         2003       2004         2005         2006-2017       Commitments
----------------------------------------------------------------------------------------------------------------------------
Interest on Convertible Notes               $ 2,568      $ 5,135     $ 5,135    $   3,638       $      --         $  16,476
Redemption of Convertible Notes                  --           --          --      114,113              --           114,113
Operating Lease Commitments, net              1,689        3,118       2,774        2,001          23,206            32,788
                                         -----------------------------------------------------------------------------------
                                  Total     $ 4,257      $ 8,253     $ 7,909    $ 119,752       $  23,206         $ 163,377
                                         ===================================================================================

Recent accounting pronouncements

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective for our fiscal year beginning January 1, 2003. We are currently reviewing the provisions of SFAS No. 146 to determine the standard's impact upon adoption.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires that certain gains and losses on extinguishments of debt be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". This statement also amends SFAS No. 13, "Accounting for Leases", to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, SFAS No. 145 rescinded SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers", which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections to various FASB pronouncements. We will be required to adopt SFAS No. 145 on January 1, 2003, and will reclassify extraordinary items to continuing operations.

         In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of'. SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations - Reporting the Effects of Disposal of a Division of a Business. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less selling costs. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for and was adopted by us as of January 1, 2002. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

Our operating results may fluctuate because of a number of factors, many of which are beyond our control. If our operating results are below the expectations of public market analysts or investors, then the market price of our common stock could decline. Some of the factors that affect our quarterly and annual results, but which are difficult to control or predict, are:

There has been a significant decline in our net revenues.

Our net revenues declined substantially during the twelve months ended December 31, 2001, to $58.7 million from $155.1 million during the twelve months ended December 31, 2000. Our net revenues for first six months of fiscal 2002 were $9.4 million compared with $49.7 million for the same period in fiscal 2001. Due to declining current economic conditions and slowdowns in purchases of VLSI semiconductor devices, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our net revenues will fluctuate substantially in the future.

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

During the first six months of fiscal 2002, we have used $185.3 of our available cash and cash equivalents to fund our operating, investing and financing activities and redeemed $9.8 million of short and long term investments for a net cash and investment usage of $195.1 million. This significant use of cash included approximately $143.2 million to repurchase some of our convertible notes (including transaction fees) through a tender offer. We anticipate that we will use approximately $23 million in cash, cash equivalents and investments during the third quarter of 2002 to fund our operations, investments and financing activities. We believe that we will continue to use our available cash, cash equivalents and investments in the future although we believe that we have sufficient cash for our needs for at least the next twelve months. We will continue to experience losses and use our cash, cash equivalents and investments if we do not receive sufficient product orders and our costs are not controlled.

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

On July 15, 2002, we announced a restructuring plan due to continued weakness in our business and the industry. As a result of this plan, we eliminated 66 positions and announced the closing of design centers in Milpitas, CA and Raleigh, NC. In conjunction with this restructuring, we are also abandoning certain product lines and strategically refocusing our research and development efforts. We currently estimate that the total restructuring charge related to the workforce reductions and facility closings to be between $4 - $5 million. As a result of this restructuring effort, we are also evaluating our remaining fixed asset base for utilization and impairment that could result in additional non-cash charges in the third quarter.

We face possible delisting from The Nasdaq National Market which would result in a limited public market for our common stock and make obtaining future equity financing more difficult for us.

On July 19, 2002, we received notification from Nasdaq regarding our noncompliance with the listing requirements for The Nasdaq National Market, on which the our company's common stock is presently traded. This is due to the our common stock price closing below $1.00 for a period of thirty consecutive trading days. Therefore, in accordance with Nasdaq marketplace rules, we will be provided 90 calendar days, or until October 17, 2002, to regain compliance. If, at anytime before October 17, 2002, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, then Nasdaq will provide written notification that we comply with continued listing requirements. If compliance cannot be demonstrated by October 17, 2002 then Nasdaq will provide written notification that our securities will be delisted. At that time, we would have the right to request a hearing to appeal the Nasdaq determination.

We also have the option to apply to transfer our securities to The Nasdaq SmallCap Market ("SmallCap Market"). To transfer, we must satisfy the continued inclusion requirements for the SmallCap Market, which makes available an extended grace period to satisfy the minimum $1.00 bid price requirement. If we submit a transfer application and pay the applicable listing fees by October 17, 2002, initiation of the delisting proceedings will be stayed pending the Staff's review of the transfer application. If our transfer application is approved, we will be afforded the 180 calendar day SmallCap Market grace period which would expire January 15, 2003. We may also be eligible for an additional 180 calendar day grace period provided that it meets the initial listing criteria for the SmallCap Market. Furthermore, we may be eligible to transfer back to the Nasdaq National Market if, by July 14, 2003, our bid price maintains the $1.00 per share requirement for 30 consecutive trading days and we have maintained compliance with all other continued listing requirements on that market.

We cannot be sure that our bid price will comply with the requirements for continued listing of our common stock on The Nasdaq National Market, or that any appeal of a decision to delist our common stock will be successful. If our common stock loses its status on The Nasdaq National Market and we are not successful in obtaining a listing on The Nasdaq SmallCap Market, shares of our common stock would likely trade in the over-the-counter market. If our stock were to traded on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts' coverage of us may be reduced. In addition, in the event our common stock is delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity thereof. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of common stock.

Such delisting from the Nasdaq National Market or further declines in our stock price could also greatly impair our ability to raise additional necessary capital through equity or debt financing, and significantly increase the ownership dilution to stockholders caused by our issuing equity in financing or other transactions.

We anticipate that shipments of our products to relatively few customers will continue to account for a significant portion of our total net revenues.

Historically, a relatively small number of customers have accounted for a significant portion of our total net revenues in any particular period. For the six months ended June 30, 2002, shipments to our top five customers, including sales to distributors, accounted for approximately 71% of our total net revenues. For the year ended December 31, 2001, sales to our top five customers, including sales to distributions, accounted for approximately 64% of our total net revenues. We expect that a limited number of customers may account for a substantial portion of our total net revenues for the foreseeable future.

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

          We cannot be certain that our current customers will continue to place orders with us, that orders by existing customers will return to the levels of previous periods or that we will be able to obtain orders from new customers. We have no long-term volume purchase commitments from any of our significant customers. The following table sets forth our significant distributors (who have accounted for at least 10% of our total net revenues during the six months ended June 30, 2002) and customers (who accounted for at least 10% of our total net revenues during the six months ended June 30, 2002 either directly or through distributors):

              Significant Distributors:                     Major Customers:
              ------------------------------------------------------------------
              Insight Electronics, Inc.                     Siemens AG
              Unique Memec                                  Tellabs, Inc.
              Weone Corporation

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

Foreign markets are a significant part of our net revenues. In the year ended December 31, 2001, foreign shipments accounted for 69% of our total net revenues. During the six months ended June 30, 2002, foreign shipments have accounted for 50% of our total net revenues. We expect foreign markets to continue to account for a significant percentage of our total net revenues. A significant portion of our total net revenues will, therefore, be subject to risks associated with foreign markets, including the following:

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

Semiconductor design and process methodologies are subject to rapid technological change and require large expenditures for research and development. We currently manufacture our products using 0.8, 0.5, 0.35, 0.25 and 0.18 micron complementary metal oxide semiconductor (CMOS) processes and a
1.0 micron bipolar CMOS (BiCMOS) process. We continuously evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies. We are migrating to a 0.13 micron CMOS process, and we anticipate that we will need to migrate to smaller CMOS processes in the future. Other companies in the industry have experienced difficulty in transitioning to new manufacturing processes and, consequently, have suffered increased costs, reduced yields or delays in product deliveries. We believe that transitioning our products to smaller geometry process technologies will be important for us to remain competitive. We cannot be certain that we can make such a transition successfully, if at all, without delay or inefficiencies.

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

Intellectual property rights are uncertain and involve complex legal and factual questions. We may be unknowingly infringing on the proprietary rights of others and may be liable for that infringement, which could result in significant liability for us. We occasionally receive correspondence from third parties alleging infringement of their intellectual property rights. If we do infringe the proprietary rights of others, we could be forced to either seek a license to intellectual property rights of others or alter our products so that they no longer infringe the proprietary rights of others. A license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical.

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

We also rely on trade secrets, proprietary know-how and confidentiality provisions in agreements with employees and consultants to protect our intellectual property. Other parties may not comply with the terms of their agreements with us, and we may not be able to adequately enforce our rights against these parties.

Our business could be harmed if we fail to integrate the operations of Systems on Silicon, Inc. adequately.

During the past two years, we have acquired six privately-held companies based in the United States and Europe. The integration of the operations of our first five acquisitions, Easics NV, acquired in May 2000, Alacrity Communications, Inc., acquired in August 2000, ADV Engineering S.A., acquired in January 2001, Horizon Semiconductors, Inc., acquired in February 2001, and Onex Communications Corporation, acquired in September 2001, is substantially complete. We have just begun the process of integrating Systems on Silicon, Inc., (SOSi) a Delaware corporation located in New Jersey that we acquired in March 2002.

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

The transaction with SOSi presents a number of additional difficulties of integration, including:

    . difficulties in integrating personnel with disparate business backgrounds and cultures;
    .  difficulties in defining and executing a comprehensive product strategy;
       and
    .  difficulties in minimizing the loss of key employees of SOSi.

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

We have made investments of less then 20% in early stage venture-backed, start-up companies that develop technologies that are complementary to our product roadmap. The following table summarizes these investments as of June 30, 2002:

                                Initial
                              Investment
        Investee Company         Date                        Technology
------------------------------------------------------------------------------------------------
OptiX Networks, Inc.         February        10 Gb/s and 40 Gb/s SONET/SDH framing
                                2000         devices
Intellectual Capital for     December        Next generation wireless base station VLSI
Integrated Circuits, Inc.       2000         devices
TeraOp (USA), Inc.           May 2001        Optical switching devices based on MEMS
                                             technology
Accordion Networks, Inc.     December        Carrier class broadband multi-service access
                                2001         systems

The total investment in these companies is approximately $9.1 million and is recorded on the cost basis on our consolidated balance sheets. These investments involve all the risks normally associated with investments in development stage companies. As such, there can be no assurance that we will receive a favorable return on these or any future venture-backed investments that we may make. Additionally, our original investment may become impaired if these companies do not succeed in the execution of their business plans. Any impairment of these investments could negatively impact our future operating results. During the three months ended June 30, 2002, we recorded an impairment charge for our investment in OptiX totaling $3.1 million.

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

In the third quarter of 2000, we sold in a private placement $460 million of 4 1/2% Convertible Notes due 2005. As a result, we incurred $460 million of additional indebtedness, substantially increasing our ratio of debt to total capitalization. In April 2001, we adopted a repurchase program for our notes through which we repurchased some of the convertible notes from time to time at varying prices. In fiscal 2002, we repurchased, through a tender offer, approximately $199.9 million of face value of our notes bringing total repurchases to approximately $346 million. As of June 30, 2002, we had approximately $114.1 million in face value of indebtedness outstanding. We may repurchase additional 4 1/2% Convertible Notes due 2005 in the future. We funded repurchases of the notes and will fund any additional repurchases of the convertible notes, if any, from available cash, cash equivalents and short-term investments.

We may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could:

    .  make it difficult for us to make payments on our outstanding notes;
    . make it difficult for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;
    . limit our flexibility in planning for, or reacting to changes in, our business; and
    .  make us more vulnerable in the event of a downturn in our business.

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

If our cash, cash equivalent, investments and operating cash flows are inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the 4 1/2% Convertible Notes due 2005 or our other obligations, we would be in default under the terms thereof, which would permit the holders of the notes to accelerate the maturity of the 4 1/2% Convertible Notes due 2005 and also could cause defaults under future indebtedness we may incur. Any such default could have a material adverse effect on our business, prospects, financial condition and operating results. In addition, we cannot be sure that we would be able to repay amounts due in respect of the 4 1/2% Convertible Notes due 2005 if payment of the notes were to be accelerated following the occurrence of an event of default as defined in the indenture.

Our stock price is volatile.

The market for securities for communication semiconductor companies, including TranSwitch, has been highly volatile. The market sale price of our common stock has fluctuated between a low of $0.55 and a high of $74.69 during the period from June 19, 1995 to June 30, 2002. The closing price was $0.74 on August 9, 2002. It is likely that the price of our common stock will continue to fluctuate widely in the future. In September 2001, we adopted a repurchase program for up to 10% of our common stock. During the third quarter of 2001, we repurchased approximately one million shares of our common stock. We may continue to purchase some of our shares from time to time on the open market. Factors affecting the trading price of our common stock include:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. We have investments in money market accounts, government securities and commercial paper that earn interest income that is a function of the market rates. As a result we do have exposure to changes in interest rates. For example, if interest rates were to decrease by one percentage point from their current levels, our potential interest income for the remainder of 2002, assuming a constant cash balance, would decrease by approximately $1.2 million. We do, however, expect our cash balance to decline during fiscal 2002 and expect that our interest income will also decrease.

Foreign Currency Exchange Risk. As our sales are currently made or denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Although we recognize our revenues in U.S. dollars, we incur expenses in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in hedging. We do not enter into derivative financial instruments for trading or speculative purposes. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

Fair Value of Financial Instruments. As of June 30, 2002, our long-term debt consisted of convertible notes with interest at a fixed rate of 4 1/2%. Consequently, we do not have significant cash flow exposure on our convertible notes. However, the fair value of the convertible notes is subject to significant fluctuation due to changes in market interest rates and their convertibility into shares of our common stock. The fair market value of the then outstanding convertible notes was approximately $68.3 million and $178.5 million at June 30, 2002 and December 31, 2001, respectively. Among other factors, changes in interest rates and our stock price affect the fair value of our convertible notes.

PART II.  OTHER INFORMATION

Item 4.  Submission of Vote to Shareholders

The Company held its Annual Meeting of Stockholders on May 23, 2002. At the meeting, the stockholders of the Company voted on the following matters:

1) The first item of business was to elect a Board of Directors for the ensuing year. After a motion was duly made and seconded, the persons listed below were elected Directors with the holders of common stock voting as set forth in the following table:

                               Number of Shares/Votes
                               ----------------------
                                        For                  Withheld Authority
                                        ---                  ------------------
     Dr. Santanu Das                 78,537,207                  820,164
     Alfred F. Boschulte             78,541,320                  816,051
     Dr. Hagen Hultzsch              78,573,928                  783,443
     Erik H. van der Kaay            78,585,768                  771,603
     Gerald F. Montry                78,573,038                  784,333
     James M. Pagos                  78,564,539                  792,832
     Dr. Albert E. Paladino          78,531,744                  825,627

2) The second item of business was to approve an amendment to the Corporation's 1995 Employee Stock Purchase Plan (the "Purchase Plan") to increase the number of shares of common stock available for issuance thereunder by an additional 250,000 shares, bringing the total number of authorized shares to 700,000. This was ratified by the following vote:

                        For                     74,345,250
                        Against                  4,724,227
                        Abstain                    287,894

3) The third item of business was to approve an amendment to the Corporation's 1995 Non-Employee Director Stock Option Plan (the "Non-Employee Director Plan") to increase the number of shares of common stock available for issuance thereunder by an additional 500,000 shares, bringing the total number of authorized shares to 2,075,000. This was ratified by the following vote:

                        For                     50,224,324
                        Against                 28,901,316
                        Abstain                    231,731

4) The fourth item of business was the ratification of the selection of KPMG LLP as independent auditors of the Corporation for the fiscal year ending December 31, 2002 was ratified by the following vote:

                        For                     77,481,040
                        Against                  1,709,734
                        Abstain                    166,597

Item 6.      Exhibits and Reports on Form 8-K

         (a)  Exhibits:

                                           Description of Exhibits

                  Exhibit 4.1 1995 Employee Stock Purchase Plan of TranSwitch Corporation (filed as Exhibit 4.2 to TranSwitch's registration statement on Form S-8 (File No. 333-89798) and incorporated herein by reference.

                  Exhibit 4.2 1995 Non-Employee Director Stock Option Plan of the Company (filed as Exhibit 4.4 to TranSwitch's registration statement on Form S-8 (File No. 333-89798) and incorporated herein by reference.


                  Exhibit 99.1      CEO CERTIFICATION PURSUANT TO 18 U.S.C.
                                    SECTION 1350, AS ADOPTED PURSUANT TO SECTION
                                    906 OF THE SARBANES-OXLEY ACT OF 2002*

                  Exhibit 99.2      CFO CERTIFICATION PURSUANT TO 18 U.S.C.
                                    SECTION 1350, AS ADOPTED PURSUANT TO SECTION
                                    906 OF THE SARBANES-OXLEY ACT OF 2002*

                  Exhibit 99.3      Nasdaq Listing Qualifications Letter

         * TranSwitch has the originally signed certificate and will provide it to the Securities and Exchange Commission upon request.

         (b)  Reports on Form 8-K -

                  The Company filed with the Securities and Exchange Commission on April 3, 2002, a Current Report on Form 8-K for the March 27, 2002 event reporting the public dissemination of a press release announcing the acquisition of all of the outstanding securities of Systems on Silicon, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   TRANSWITCH CORPORATION
                                                   (Registrant)



   August 12, 2002                     /s/ Santanu Das
------------------------    ----------------------------------------------------
        Date                                Dr. Santanu Das
                            Chairman of the Board, President and Chief Executive
                                    Officer (Principal Executive Officer)


   August 12, 2002                     /s/ Peter J. Tallian
------------------------    ----------------------------------------------------
        Date                                Peter J. Tallian
                            Senior Vice President and Chief Financial Officer
                             and Treasurer(Principal Financial Officer and
                                         Principal Accounting Officer)