Form 10-Q
period 2002-09-30
TRANSWITCH CORP /DE
filed 2002-11-12
CIK 944739

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2002
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _______ to _______

Commission File Number 0-25996

TRANSWITCH CORPORATION
(Exact name of Registrant as Specified in its Charter)

Delaware	06-1236189
(State of Incorporation)	(I.R.S. Employer Identification Number)

3 Enterprise Drive
Shelton, Connecticut 06484
(Address of Principal Executive Offices)

Telephone (203) 929-8810

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No    ☐

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share, outstanding at October 31, 2002; 90,076,386
Series A Junior Participating Preferred Stock Purchase Rights
4½% Convertible Notes due 2005 outstanding at October 31, 2002; $114,113,000

TranSwitch Corporation

FORM 10-Q

For the Quarter Ended September 30, 2002

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2002 (unaudited)	December 31, 2001(1)
ASSETS
Current assets:
Cash and cash equivalents	$176,754	$370,248
Short-term investments	24,206	39,344
Accounts receivable, net	2,498	3,525
Inventories	3,798	8,227
Deferred income taxes	—	3,023
Prepaid expenses and other current assets	4,159	2,936

Total current assets	211,415	427,303
Long-term investments (marketable securities)	19,579	26,582
Property and equipment, net	18,643	18,946
Deferred income taxes	74	65,536
Goodwill	—	54,547
Patents, net of accumulated amortization	1,710	1,560
Investments in non-publicly traded companies	2,879	9,791
Deferred financing costs, net	2,397	8,092
Other assets	3,642	4,007

Total assets	$260,339	$616,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,770	$3,960
Accrued expenses and other current liabilities	9,355	9,149
Accrued compensation and benefits	1,827	2,717
Accrued sales returns, allowances and stock rotation	1,517	2,300
Accrued interest	262	4,120
Deferred revenue	—	51
Restructuring liabilities	2,916	2,999

Total current liabilities	17,647	25,296
Restructuring liabilities – long term	25,462	26,925
4½% Convertible Notes due 2005	114,113	314,050

Total liabilities	157,222	366,271

Stockholders’ equity:
Common stock $.001 par value; authorized 300,000,000 shares; issued and outstanding, 90,078,203 shares at September 30, 2002 and 90,932,469 shares at December 31, 2001	90	91
Additional paid-in capital	289,990	293,902
Accumulated other comprehensive loss	(79)	(303)
Accumulated deficit	(186,884)	(39,386)
Less 1,010,000 shares of common stock in treasury, at cost	—	(4,211)

Total stockholders’ equity	103,117	250,093

Total liabilities and stockholders’ equity	$260,339	$616,364

(1)	The 2001 figures have been adjusted for the effect of the change in the investment in OptiX Networks, Inc. from the cost to the equity method of accounting.

See accompanying notes to unaudited consolidated financial statements

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001(1)	2002	2001(1)
Net revenues:
Product revenues	$3,635	$4,486	$12,430	$53,773
Service revenues	23	16	579	411

Total net revenues	3,658	4,502	13,009	54,184

Cost of revenues:
Cost of product revenues	1,604	1,163	4,149	19,065
Provision for excess inventories	4,832	—	4,832	24,694
Cost of service revenues	—	—	846

Total cost of revenues	6,436	1,163	9,827	43,759

Gross profit (loss)	(2,778)	3,339	3,182	10,425

Operating expenses:
Research and development	13,972	11,658	40,487	34,638
Marketing and sales	3,393	4,712	10,070	18,222
General and administrative	1,618	2,026	5,814	6,547
Amortization of goodwill	—	630	—	1,806
Impairment of goodwill	59,901	—	59,901	—
Restructuring charge and asset impairments	5,532	1,891	4,052	1,891
Purchased in-process research and development	—	22,000	2,000	22,000

Total operating expenses	84,416	42,917	122,324	85,104

Operating loss	(87,194)	(39,578)	(119,142)	(74,679)

Other income (expense):
Impairment of investments in non-publicly traded companies	(7,719)	—	(7,719)	—
Equity in net losses of affiliates	(733)	(501)	(1,848)	(1,240)

Interest (expense) income:
Interest income	1,395	5,004	5,306	20,288
Interest expense	(1,422)	(4,808)	(6,828)	(16,407)

Interest (expense) income, net	(27)	196	(1,522)	3,881

Total other income (expense)	(8,479)	(305)	(11,089)	2,641

Loss before income taxes and extraordinary gain	(95,673)	(39,883)	(130,231)	(72,038)
Income tax provision (benefit)	61,478	(6,215)	49,752	(17,210)

Loss before extraordinary gain	(157,151)	(33,668)	(179,983)	(54,828)
Extraordinary gain from repurchase of 4½% Convertible Notes due 2005, net of income taxes of $0 and $5,709 for the third quarter and $19,491 and $12,247 for the nine months, respectively	—	10,918	32,485	23,060

Net loss	$(157,151)	$(22,750)	$(147,498)	$(31,768)

Basic and diluted loss per common share:
Loss before extraordinary gain	$(1.74)	$(0.39)	$(2.00)	$(0.64)
Extraordinary gain	$—	$0.13	$.36	$0.27

Net loss	$(1.74)	$(0.26)	$(1.64)	$(0.37)

Basic and diluted average shares outstanding	90,085	87,300	90,023	85,682

(1)	The 2001 figures have been adjusted for the effect of the change in the investment in OptiX Networks, Inc. from the cost to the equity method of accounting.

See accompanying notes to unaudited consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2002	2001(1)
Cash flows from operating activities:
Net loss	$(147,498)	$(31,768)
Adjustments required to reconcile net loss to cash flows used in operating activities, net of effects of acquisitions:
Depreciation and amortization	10,213	8,355
Deferred income taxes	49,482	(23,140)
Goodwill impairment	59,901	—
Tax benefit from exercise of employee stock options	27	8,157
Provision for doubtful accounts	(1,070)	1,771
Provision for excess inventories	4,832	24,694
Non-cash restructuring benefit, net of expenses	(1,116)	—
Equity in net losses of affiliates	1,848	1,240
Impairment of investments in non-publicly traded companies	7,719	—
Purchased in-process research and development	2,000	22,000
Extraordinary gain on extinguishment of 4½% Convertible Notes due 2005, net of income taxes	(32,485)	(23,060)
Other non-cash items	(178)	—
Decrease (increase) in operating assets:
Accounts receivable	2,097	23,574
Inventories	(403)	(30,515)
Prepaid expenses and other assets	(1,679)	593
(Decrease) increase in operating liabilities:
Accounts payable	(2,387)	(6,098)
Accrued expenses and other current liabilities	(6,249)	(2,660)
Restructuring liabilities	(66)	—

Net cash used in operating activities	(55,012)	(26,857)

Cash flows from investing activities:
Purchase of product licenses	(2,000)	—
Capital expenditures	(6,841)	(8,404)
Investments in non-publicly traded companies	(3,668)	(5,743)
Acquisition of businesses, net of cash acquired	(5,789)	(12,729)
Purchases of short and long term held-to-maturity investments	(40,137)	(252,319)
Proceeds from short and long term held-to-maturity of investments	62,278	248,104

Net cash provided by (used in) investing activities	3,843	(31,091)

Cash flows from financing activities:
Repurchase of 4½% Convertible Notes due 2005	(143,156)	(106,163)
Repurchase of common stock	—	(4,211)
Issuance of common stock under employee stock plans	607	7,925

Net cash used in financing activities	(142,549)	(102,449)

Effect of exchange rate changes on cash and cash equivalents	224	1

Decrease in cash and cash equivalents	(193,494)	(160,396)
Cash and cash equivalents at beginning of period	370,248	507,552

Cash and cash equivalents at end of period	$176,754	$347,156

(1)	The 2001 figures have been adjusted for the effect of the change in the investment in OptiX Networks, Inc. from the cost to the equity method of accounting.

See accompanying notes to unaudited consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(Tabular dollars in thousands, except per share amounts)

Note 1.    Summary of Significant Accounting Policies

Description of Business

TranSwitch Corporation (“TranSwitch” or the “Company”) was incorporated in Delaware on April 26, 1988, and is headquartered in Shelton, Connecticut. The Company and its subsidiaries (collectively, “TranSwitch” or the “Company”) design, develop, market and support highly integrated digital and mixed-signal semiconductor devices for the telecommunications and data communications industries.

Basis of Presentation – Interim Financial Statements

The unaudited interim consolidated financial statements include the accounts of TranSwitch Corporation and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited interim consolidated financial statements of TranSwitch Corporation and Subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. Except for the Company’s accounting for its investment in OptiX Networks, Inc. discussed below, the unaudited interim consolidated financial statements are prepared on a consistent basis with and should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2001, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2002.

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation for such periods. The results of operations for any interim period are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2002.

United States Generally Accepted Accounting Principles (GAAP) requires retroactive restatement where an equity investment previously accounted for under the cost method of accounting qualifies for use of the equity method. The Company has restated prior period results to reflect the change from the cost to the equity method of accounting for its investment in OptiX Networks, Inc. (OptiX) as the Company now has the ability to significantly influence the operating and financial policies of OptiX through its investments in convertible preferred stock and a bridge loan. This restatement reduced the investment balance in OptiX (included in investments in non-publicly traded companies on the consolidated balance sheet), as if accounted for on the equity method, since inception. Also, equity in net losses of affiliates were recorded on the consolidated statement of operations for the prior periods reported (refer also to Note 8—Investments in Non-Publicly Traded Companies). This retroactive restatement results in the following full year impact for the last three fiscal years (2001, 2000 and 1999):

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—Continued
(Tabular dollars in thousands, except per share amounts)

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999

Net (loss) income–as originally reported	$(77,464)	$38,355	$25,334
Add: Adjustment for Change in Accounting Method
Equity in net losses of affiliates	(1,962)	(385)	—

Net (loss) income—as restated	$(79,426)	$37,970	$25,334

Basic (loss) income per common share – as originally reported	$(0.89)	$0.47	$0.33
Basic (loss) income per common share – as restated	$(0.91)	$0.46	$0.33
Diluted (loss) income per common share – as originally reported	$(0.89)	$0.44	$0.31
Diluted (loss) income per common share – as restated	$(0.91)	$0.43	$0.31

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supercedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations—Reporting the Effects of Disposal of a Division of a Business. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less selling costs. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for and was adopted by TranSwitch as of January 1, 2002. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145). SFAS 145 requires that certain gains and losses on extinguishments of debt be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—Continued
(Tabular dollars in thousands, except per share amounts)

4, “Reporting Gains and Losses from Extinguishment of Debt”. This statement also amends SFAS No. 13, “Accounting for Leases”, to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, SFAS 145 rescinded SFAS 44, “Accounting for Intangible Assets of Motor Carriers”, which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections to various FASB pronouncements. The Company will be required to adopt SFAS 145 on January 1, 2003. Upon adoption, the Company will be required to reclassify extraordinary items (see Note 5 — Extraordinary Gain From the Repurchase of Convertible Notes) to continuing operations.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 will spread out the reporting of expenses related to restructurings initiated after 2002, because commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs. Instead, companies will record exit and disposal costs when they are “incurred” and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS 146 are effective for exit and disposal activities that are initiated after December 31, 2002. The Company is currently reviewing the provisions of SFAS 146 to determine the standard’s impact upon adoption.

Note 2.    Goodwill and Purchased Intangible Assets

In June 2001, the FASB issued SFAS 141, “Business Combinations” (SFAS 141). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies certain criteria that must be met in order for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. The Company adopted the provisions of SFAS 141 as of July 1, 2001 and, accordingly, has not amortized goodwill for business combinations that occurred after July 1, 2001.

In June 2001, the FASB issued Statement of SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142), which became effective and was adopted by the Company on January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions, upon adoption, for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Accordingly, the Company ceased amortizing goodwill totaling $54.5 million as of January 1, 2002, which includes workforce intangibles of approximately $0.7 million previously classified as purchased intangible assets.

The following table presents the impact of SFAS 142 on net (loss) income and net (loss) income per common share had the standard been in effect for the three and nine month periods ended September 30, 2001, as well as the full year impact for the last three fiscal years (2001, 2000 and 1999):

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—Continued
(Tabular dollars in thousands, except per share amounts)

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001(1)	Year Ended December 31, 2001(1)	Year Ended December 31, 2000(1)	Year Ended December 31, 1999
Net (loss) income—as reported	$(22,750)	$(31,768)	$(79,426)	$37,970	$25,334
Add Adjustment:
Amortization of goodwill and acquired workforce intangible	630	1,806	2,476	384	—

Net (loss) income—as adjusted	$(22,120)	$(29,962)	$(76,950)	$38,354	$25,334

Basic (loss) earnings per common share—as reported	$(0.26)	$(0.37)	$(0.91)	$0.46	$0.33
Basic (loss) earnings per common share—as adjusted	$(0.25)	$(0.35)	$(0.89)	$0.47	$0.33
Diluted (loss) earnings per common share—as reported	$(0.26)	$(0.37)	$(0.91)	$0.43	$0.31
Diluted (loss) earnings per common share—as adjusted	$(0.25)	$(0.35)	$(0.89)	$0.44	$0.31

(1)	Prior period figures have been adjusted for the effect of the change in the investment in OptiX Networks, Inc. from the cost to the equity method of accounting.

As required by SFAS 142, the Company performed an initial impairment review of its goodwill balance as of January 1, 2002 upon the adoption of SFAS 142. Under SFAS 142, goodwill impairment is deemed to exist if the net asset value of a reporting unit exceeds its estimated fair value. This impairment analysis determined that as of January 1, 2002, there was no impairment to the carrying value of goodwill. The Company operates a single reporting unit; therefore no goodwill is allocated.

The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As a result of industry conditions, the Company determined that there were indicators of impairment to the carrying value of goodwill during the quarter ended September 30, 2002. Accordingly, the Company performed an impairment review of its goodwill in accordance with SFAS 142 and, as a result, recorded a goodwill impairment charge of $59.9 million during the quarter ended September 30, 2002 to reduce the carrying value of goodwill to zero. The amount of goodwill impairment primarily reflects the decline in the Company’s stock price during 2002 and related market capitalization as of September 30, 2002.

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—Continued
(Tabular dollars in thousands, except per share amounts)

Note 3.    Inventories

Inventories are carried at the lower of cost (on a weighted average cost basis) or estimated net realizable value. Inventories are summarized as follows:

	September 30, 2002	December 31, 2001
Raw materials	$752	$3,961
Work in process	370	1,031
Finished goods	2,676	3,235

Total inventories	$3,798	$8,227

As a result of current and anticipated business conditions, as well as lower than anticipated demand, the Company recorded provisions for excess inventories totaling approximately $4.8 million and $24.7 million during the nine month periods ended September 30, 2002 and 2001, respectively. The effect of these inventory provisions was to write inventory down to a new cost basis of zero. During fiscal 2002, the Company sold certain products that had previously been written down to a cost basis of zero. The following tables present the impact to gross profit (loss) of the excess inventory charges and benefits for the three and nine month periods ended September 30, 2002 and 2001:

	Three Months Ended September 30, 2002		Three Months Ended September 30, 2001
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %

Gross Profit (Loss) – As Reported	$(2,778)	(76%)	$3,339	74%
Excess Inventory Charge(1)	4,832	133%	—	—
Excess Inventory Benefit(2)	(182)	(5%)	—	—

Gross Profit – As Adjusted	$1,872	52%	$3,339	74%

	Nine Months Ended September 30, 2002		Nine Months Ended September 30, 2001
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %

Gross Profit – As Reported	$3,182	24%	$10,425	19%
Excess Inventory Charge(1)	4,832	37%	24,694	46%
Excess Inventory Benefit(2)	(1,735)	(13%)	—	—

Gross Profit – As Adjusted	$6,279	48%	$35,119	65%

(1)
During the quarters ended September 30, 2002 and June 30, 2001, the Company recorded a provision for excess inventories of approximately $4.8 million and $24.7 million, respectively, as costs of revenues.

(2)
During 2002, the Company realized an excess inventory benefit from the sale of products which had previously been written down to a cost basis of zero. For the purposes of comparing the change in gross profit on net revenues, the Company is excluding this benefit and calculating gross profit on these product sales as if they had been sold at their historical average costs.

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—Continued
(Tabular dollars in thousands, except per share amounts)

Note 4.    Comprehensive Loss

The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001(1)	2002	2001(1)

Net loss	$(157,151)	$(22,750)	$(147,498)	$(31,768)
Foreign currency translation adjustment	(13)	112	224	1

Total comprehensive loss	$(157,164)	$(22,638)	$(147,274)	$(31,767)

(1)	Prior period figures have been adjusted for the effect of the change in the investment in OptiX Networks, Inc. from the cost to the equity method of accounting.

Note 5.    Loss Per Common Share

Basic and diluted loss per common share for the three and nine month periods ended September 30, 2002 and 2001 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001(1)	2002	2001(1)

Net loss	$(157,151)	$(22,750)	$(147,498)	$(31,768)

Weighted average common shares outstanding for the period (in thousands)	90,085	87,300	90,023	85,682

Basic and diluted(2) (3) loss per common share	$(1.74)	$(0.26)	$(1.64)	$(0.37)

(1)	Prior period figures have been adjusted for the effect of the change in the investment in OptiX Networks, Inc. from the cost to the equity method of accounting.
(2)
The assumed exercise of “in-the-money” stock options has been excluded because its effect is anti-dilutive. For the purposes of calculating the diluted loss per share for the three and nine months ended September 30, 2002, 5,000 and 367,000 shares have been excluded, respectively. For the purposes of calculating the diluted loss per share for the three and nine month periods ended September 30, 2001, 6,666,000 and 6,230,000 shares have been excluded, respectively.

(3)
For purposes of calculating the diluted loss per share for the three and nine month periods ended September 30, 2002 and 2001, the assumed conversion of the 4½% Convertible Notes due 2005 is not taken into consideration as its effect is anti-dilutive.

Note 6.    Extraordinary Gain From the Repurchase of Convertible Notes

On February 11, 2002, the Company’s Board of Directors approved a tender offer to purchase up to $200 million aggregate principal of the Company’s then outstanding 4½% Convertible Notes due 2005 at a price not greater than $700 nor less than $650 per $1,000 principal

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—Continued
(Tabular dollars in thousands, except per share amounts)

amount, plus accrued and unpaid interest thereon to, but not including, the date of the purchase. As a result of this offer, the Company repurchased $199.9 million face value of the then outstanding notes at the price of $700 per $1,000 principal amount for a cash payment of $139.9 million. Net of income taxes, deferred financing costs and transaction fees, the Company recorded a gain of $32.5 million, which is further detailed as follows:

Nine Months Ended September 30, 2002
Par value of 4½% Convertible Notes due 2005 repurchased	$199,937
Tender offer transaction and professional fees	(3,201)
Write-off of deferred financing costs	(4,805)
Cash paid to repurchase notes	(139,955)

Pre-tax gain on repurchase of notes	51,976
Income taxes on gain on repurchase of notes	(19,491)

Extraordinary gain	$32,485

The Company funded the repurchases of the 4½% Convertible Notes due 2005 from available cash, cash equivalents and short-term investments. There were no repurchases during the quarters ended June 30, 2002 and September 30, 2002. As of September 30, 2002, the remaining outstanding principal balance of the 4½% Convertible Notes due 2005 is $114.1 million. The Company will be required to adopt SFAS 145 on January 1, 2003 and upon adoption will reclassify extraordinary gains on debt repurchases to continuing operations (refer to Note 1 – Summary of Significant Accounting Policies).

Note 7.    Restructuring Liabilities

During the quarter ended September 30, 2002, the Company announced a restructuring plan due to current and anticipated business conditions. As a result of this plan, the Company eliminated fifty-six positions and announced the closing of its design centers in Milpitas, CA and Raleigh, NC. In addition, the Company is abandoning the AsTrix and Sertopia product lines and strategically refocusing its research and development efforts. This plan resulted in a provision for employee termination benefits of $2.1 million, facility lease costs of $3.0 million, and asset impairments of $0.4 million for a total provision of approximately $5.5 million recorded in the consolidated statement of operations. The majority of the employee termination benefits were paid during the quarter ended September 30, 2002. The costs to exit facilities include lease payments (rent and operating expenses) due through fiscal 2007 for which the Company is obligated. As cash payments are made over the life of these commitments, the restructuring liabilities will be reduced. The “non-cash” asset impairment charge includes a write-off of certain excess furniture, leasehold improvements and equipment leases as well as a reduction of unearned compensation related to employee terminations.

During fiscal 2001 the Company announced two restructuring plans due to then current and anticipated business conditions. These plans resulted in the elimination of seventy-seven positions

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—Continued
(Tabular dollars in thousands, except per share amounts)

in North America and the closing of four leased facilities in Canada, Massachusetts and Connecticut.

A summary of the restructuring liabilities and the activity from December 31, 2001 through September 30, 2002 is as follows:

		Fiscal 2002 Activity
	Restructuring Liabilities December 31, 2001	Restructuring Charges Incurred with the July 15, 2002 Restructuring Plan	Cash Payments January 1, 2002 – Sept 30, 2002	Non-cash asset write-offs	Adjustments and Changes to Estimates (1)	Restructuring Liabilities September 30, 2002
Employee termination benefits	$1,302	$2,087	$(3,009)	$—	$(222)	$158
Facility lease costs	28,620	3,061	(2,203)	—	(1,258)	28,220
Asset impairments	—	384	—	(384)	—	—

Totals	$29,922	$5,532	$(5,212)	$(384)	$(1,480)	$28,378

(1)
All cash payments for employee termination benefits related to the fiscal 2001 restructuring plans have been paid. During the second quarter of fiscal 2002, the Company sublet a portion of its unused excess facilities. As a result, the Company recognized income (restructuring benefit) of approximately $1.5 million with a corresponding reduction to the restructuring liability. This benefit and the related liability was partially off-set by commissions paid to rent these facilities.

At September 30, 2002, the Company has classified approximately $25.5 million of this restructuring liability as long-term representing net lease commitments that are not due in the succeeding twelve-month period.

Note 8.    Investments in Non-Publicly Traded Companies

Equity Method Investments

The Company has direct and indirect (which include certain board members and employees) voting interest of greater then 20% but less then 50% in its investments in GTV Capital, L.P. (GTV) and OptiX Networks, Inc. (OptiX). These investments are accounted for under the equity method of accounting whereby the Company’s pro-rata share of the net income or losses from the investee companies are recorded in the consolidated statements of operations and, accordingly, the investment’s carrying value is adjusted on the consolidated balance sheets.

Prior to June 30, 2002, the Company had been accounting for its investment in OptiX under the cost method. However, during the third quarter of fiscal 2002, the Company, in connection with a bridge loan of $4.0 million which is convertible to convertible preferred stock upon OptiX closing its anticipated round of financing, obtained the ability to exercise significant influence over the financial and operating policies of OptiX. Approximately $2.4 million of this $4.0 million bridge loan was drawn upon during the third quarter of fiscal 2002. All prior period financial information has been retroactively restated to reflect this change in reporting entity (refer also to Note 1 – Summary of Significant Accounting Policies).

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—Continued
(Tabular dollars in thousands, except per share amounts)

Cost Method Investments

The Company has purchased shares of convertible preferred stock in TeraOp (USA) Inc. (Tera Op), Accordion Networks, Inc. (Accordion), and Intellectual Capital for Integrated Circuits, Inc. (IC4IC). The Company’s direct and indirect (which include certain board members and employees) voting interest is less than 20% of the total ownership of each of these companies as of December 31, 2001, and September 30, 2002, and the Company does not exercise significant influence over the management of these companies as defined by APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock,” and other relevant literature. The Company accounts for these investments at cost and monitors the carrying value of these investments for impairment.

Impairment of Investments in Non-Publicly Traded Companies

As a result of industry conditions, the Company determined that there were indicators of impairment to the carrying value of the Company’s investments in OptiX, Tera Op and IC4IC during the quarter ended September 30, 2002. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cashflows (both short and long-term), financing needs, most recent valuation data, the current investing environment, management/ ownership changes, and competition. This evaluation process is based on information that the Company requests from these privately-held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary.

The Company has historically made cost method investments, which included convertible preferred stock and convertible loans. As of September 30, 2002, the Company determined that no better evidence of the value of its cost method investments existed, and accordingly, the Company used the modified equity method of accounting to determine the impairment loss for Tera Op and IC4IC. The modified equity method of accounting results in recording an impairment loss on a cost method investment equal to the investor’s proportionate share of the investee’s losses as its contributed capital is consumed to fund operating losses of the investee from the inception of the investor’s investment.

In addition, the Company also evaluated all outstanding bridge loans under SFAS 114, “Accounting by Creditors for Impairment of a Loan” (SFAS 114) which it had not already impaired under the modified equity method of accounting. Under SFAS 114, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—Continued
(Tabular dollars in thousands, except per share amounts)

Based on our evaluations, we recorded impairment charges related to our investments in non-publicly traded companies of $7.7 million during the three and nine-month periods ended September 30, 2002. There were no impairment charges in the three and nine month periods ended September 30, 2001.

Summary of Investments in Non-Publicly Traded Companies

The following table summarizes the Company’s investments in non-publicly traded companies at December 31, 2001 and September 30, 2002:

		Fiscal 2002 Activity
Investee company:	Investment Balance December 31, 2001	Investments (1)	Acquisitions (2)	Equity Losses (3)	Adjustments (4)	Impairments (5)	Investment Balance September 30, 2002
GTV	$1,186	$—	$—	$(128)	$—	$—	$1,058
OptiX	1,311	2,353	—	(1,720)	(604)	(1,340)	—
TeraOp	4,000	1,000	—	—	—	(5,000)	—
Accordion	1,500	—	—	—	—	—	1,500
IC4IC	1,385	315	—	—	—	(1,379)	321
Systems On Silicon, Inc.	409	—	(409)	—	—	—	—

Total investments	$9,791	$3,668	$(409)	$(1,848)	$(604)	$(7,719)	$2,879

(1)	Represents cash payments made to the investee company for either convertible preferred stock or for bridge loans convertible to convertible preferred stock.
(2)	During fiscal 2002, the Company acquired Systems On Silicon, Inc. This investment was included in the purchase price allocation. Refer to Note 10 – Business Combinations.
(3)	Reflects the Company’s pro-rata share of losses in the investee company. These are recorded as other income (expense) on the consolidated statement of operations.
(4)
As a result of changing to the equity method for the investment in OptiX, the Company adjusted its investment balance and equity in net loss of affiliates amounts for design services provided by TranSwitch to OptiX during the third quarter of fiscal 2002.

(5)
Described above in Impairment of Investments in Non-Publicly Traded Companies. Approximately $2.3 million and $5.4 million were impaired under the provision of SFAS 114 and the modified equity method of accounting, respectively.

Note 9.    Income Taxes

The Company continually evaluates its deferred tax assets as to whether it is more likely than not that the deferred tax assets will be realized. In assessing the realizability of its deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Based on this assessment, management believes that significant uncertainty exists surrounding the recoverability of the deferred tax assets. As a result, the Company recorded a valuation allowance of $61.4 million during the third quarter of 2002 which was charged to income tax expense on the consolidated statements of operations. Also included in the income tax provision on the unaudited interim consolidated statements of operations

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—Continued
(Tabular dollars in thousands, except per share amounts)

is foreign tax expense of approximately $0.1 million and $0.4 million during the three and nine months ended September 30, 2002, respectively.

Note 10.    Business Combinations

On March 27, 2002 the Company acquired Systems on Silicon, Inc. (SOSi) located in Monmouth Junction, New Jersey, which develops highly integrated VLSI solutions that address the requirements of converged networks with an initial focus on the Intelligent Integrated Access Device (IAD). This acquisition was a strategic investment aimed at enhancing and expanding the Company’s product offering with higher speed solutions for the metro and access markets. As a result of this acquisition, the Company paid $0.9 million in cash for the outstanding shares of stock in SOSi not already owned by the Company. The Company incurred transaction fees of approximately $0.3 million in conjunction with this purchase, the majority of which is unpaid at September 30, 2002. Including the Company’s previous investment of approximately $0.4 million, TranSwitch’s total investment in SOSi is approximately $1.3 million.

The results of operations of SOSi have been included in the Company’s consolidated financial results beginning on March 27, 2002, the date of acquisition, and all significant intercompany balances have been eliminated. The acquisition was accounted for under the purchase method of accounting for business combinations. SOSi is a wholly owned subsidiary of TranSwitch.

The purchase price of and investment in SOSi has been allocated, on a preliminary basis, in the Company’s unaudited interim consolidated financial statements as shown in the following table:

Purchased in-process research and development	$2,000
Goodwill	302
Deferred income tax assets	438
Cash and investments	110
Property and equipment	111
Prepaid and other assets	39
Patent	300
Accrued liabilities	(1,991)

Investment in SOSi	$1,309

Purchased in-process research and development

At the time of acquisition, SOSi was in the process of developing an IAD chip. The project was started concurrently with SOSi’s inception in 1999 and is scheduled for its first release in the first quarter of 2003. The IAD chip is the enabling solution to service the last mile in voice and data access. The IAD chip provides a System On a Chip (SoC) solution. The IAD chip will serve the needs of existing Incumbent Local Exchange Carrier (ILEC) legacy networks. The product will also enable the converged data and voice network architecture. Its telephone features will include voice activity detection, silence suppression and comfort noise generation.

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—Continued
(Tabular dollars in thousands, except per share amounts)

The $2.0 million allocated to in-process research and development (IPR&D) was determined through an independent valuation using established valuation techniques in the telecommunications and data communications industries. The value allocated to IPR&D was based upon the forecasted operating after-tax cash flows from the technology acquired, giving effect to the stage of completion at the acquisition date. Future cash flows were adjusted for the value contributed by any core technology and development efforts expected to be completed post acquisition. These forecasted cash flows were then discounted at rates commensurate with the risks involved in completing the acquired technologies, taking into consideration the characteristics and applications of each product, the inherent uncertainties in achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. A project’s risk is the highest at its inception. As the project progresses, the risk of a project generally decreases. As of the acquisition date, the IAD chip was still in its initial stages of development. After considering these factors, the risk-adjusted discount rate for the IAD chip product was determined to be 65%. The acquired technology that had not yet reached technological feasibility and no alternative future uses existed was expensed upon acquisition in accordance with SFAS No. 2, “Accounting for Research and Development Costs”.

Goodwill

The excess purchase price, including the Company’s original investment in SOSi, over the fair value of the net identifiable assets and liabilities acquired of $0.3 million has been recorded as goodwill. Refer also to Note 2 – Goodwill and Purchased Intangible Assets.

Patents

At the time of acquisition, SOSi had two patent applications pending. The Company, through an independent valuation using established valuation techniques in the telecommunications and data communications industries, determined these applications to be worth approximately $0.3 million with an estimated useful life of 5 years. The Company is amortizing this asset on a straight-line basis over a 5-year period.

Pro forma financial information

Pro forma results of operations for SOSi have not been presented because the effects of this acquisition were not material to the unaudited interim consolidated financial statements.

Note 11.    Subsequent Events

On October 14, 2002 the Company’s common stock began trading on the The Nasdaq SmallCap Market after having been transferred from The Nasdaq National Market.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations that are included in the Annual Report on Form 10-K for the year ended December 31, 2001 for TranSwitch Corporation. This Quarterly Report on Form 10-Q and, in particular, this Management’s Discussion and Analysis of Financial Condition and Results of Operation, contain forward-looking statements regarding future events or the future financial performance of the Company that involve certain risks and uncertainties including, but not limited to, those set forth in “Risk Factors” and other sections discussed below. Actual events or the actual future results of the Company may differ materially from any forward-looking statements due to such risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking assumptions.

OVERVIEW

We are a Delaware corporation, incorporated on April 26, 1988, that designs, develops, markets and supports highly integrated digital and mixed-signal (analog and digital) semiconductor system-on-a-chip solutions for use in building emerging networks for telecommunications and data communications applications. Our very large scale integrated (VLSI) semiconductor devices provide core functionality for communications network equipment. Our programmable VLSI solutions can be tailored by network equipment manufacturers to provide high levels of functionality for broadband communication networks and to implement value-added features, thus differentiating our products from competitive offerings. Our programmable VLSI solutions also accommodate new customer application requirements and protocol changes throughout the networking equipment life cycle. Our VLSI devices are compliant with Asynchronous/Plesiochronous Digital Hierarchy (Asynchronous/PDH), Synchronous Optical Network/Synchronous Digital Hierarchy (SONET/SDH) and Asynchronous Transfer Mode/Internet Protocol (ATM/IP) standards. We also offer products that combine multi-protocol capabilities on a single chip that can be programmed for multi-service applications. Our mixed-signal and digital design capability, in conjunction with our communications systems expertise, enables us to determine and implement optimal combinations of design elements for enhanced functionality. We believe that this approach permits our customers to achieve faster time-to-market and to introduce systems that offer greater functionality, improved performance, lower power dissipation, reduced system size and cost and greater reliability relative to discrete solutions.

Our principal customers are Original Equipment Manufacturers (OEMs) that serve three market segments:

•	the worldwide public network infrastructure that supports voice and data communications;

•	the Internet infrastructure that supports the World Wide Web and other data services; and

•	corporate Wide Area Networks (WANs) that support voice and data information exchange within medium-sized and large enterprises.

We have sold our VLSI devices to more than 400 customers worldwide. We sell our products through a worldwide direct sales force and a worldwide network of independent distributors and sales representatives.

SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES

Our consolidated financial statements and related disclosures, which are prepared to conform with accounting principles generally accepted in the United States of America (U.S. GAAP), require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the period reported. We are also required to disclose amounts of contingent assets and liabilities at the date of the consolidated financial statements. Our actual results in future periods could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

These accounting policies, the basis for these estimates and their potential impact to our consolidated financial statements, should any of these estimates change, are further described as follows:

Revenues, Cost of Revenues and Gross Profit. Net revenues are primarily comprised of product shipments, principally to domestic and international telecommunications and data communications OEMs and to distributors. Net revenues from product sales are recognized at the time of product shipment when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) title and risk of loss transfers to the customer; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. Agreements with certain distributors provide price protection and return and allowance rights. With respect to recognizing revenues from our distributors: (1) the prices are fixed at the date of shipment from our facilities; (2) payment is not contractually or otherwise excused until the product is resold; (3) we do not have any obligations for future performance relating to the resale of the product; and (4) the amount of future returns, allowances, refunds and costs to be incurred can be reasonably estimated and are accrued at the time of shipment. Service revenues are recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) we have performed a service in accordance with our contractual obligations; (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured.

At the time of shipment, we record an expense (and related liability) against our gross product revenues for future price protection and sales allowances. This liability is established based on historical experience, contractually agreed to provisions and future shipment forecasts. We had established liabilities totaling $1.3 and $1.9 million as of September 30, 2002 and December 31, 2001, respectively, for price protection and sales allowances related to shipments that were recorded as revenue during the past 12 months.

We also record, at the time of shipment, an expense (and related liability) against our gross product revenues and an inventory asset against product cost of revenues in order to establish a provision for the gross margin related to future returns under our distributor stock rotation program. As of September 30, 2002, we had established a liability of $0.2 million and an inventory asset of $0.1 million for a stock rotation reserve for future returns totaling $0.1 million. This compares to a liability of $0.4 million and an inventory asset of $0.2 million for a stock rotation reserve for future returns totaling $0.2 million as of December 31, 2001. Should our actual experience differ from our estimated liabilities, there could be adjustments (either favorable or unfavorable) to our net revenues, cost of revenues and gross profits.

We warranty our products for up to one year from the date of shipment. A liability is recorded for estimated claims to be incurred under product warranties and is based primarily on historical experience. Estimated warranty expense is recorded as cost of product revenues when products are shipped. As of September 30, 2002 and December 31, 2001, we had a warranty liability established in the amount of $0.2 million, which is included in accrued expenses on the consolidated balance sheets. We had no material warranty claims during the first nine months of fiscal 2002. Should future warranty claims differ from our estimated current liability, there could be adjustments (either favorable or unfavorable) to our cost of revenues. Any adjustments to cost of revenues could also impact future gross profits.

Estimated Excess Inventories. We periodically review our inventory levels to determine if inventory is stated at the lower of cost or net realizable value. The telecommunications and data communications industries have experienced a significant downturn during the past few years and, as a result, we have had to evaluate our inventory position based on known backlog of orders, projected sales and marketing forecasts, shipment activity and inventory held at our significant distributors. During the third quarter of fiscal 2002, as a result of current and anticipated business conditions, as well as lower than anticipated demand, we recorded a charge for excess inventories of approximately $4.8 million. In fiscal 2001 we recorded a charge for excess inventories of approximately $39.2 million. Most of these products have not been disposed of and remain in inventory at an adjusted cost basis of zero.

During fiscal 2002, we recorded net product revenues of approximately $3.5 million on shipments of excess inventory that had previously been written down to their estimated net realizable value of zero. This resulted in 100% gross margin on these product sales. Had these products been sold at our historical average cost basis, a 51% gross margin would have been recorded. We currently do not anticipate that a significant amount of the excess inventories subject to the write-down described above will be used in the future based upon our current demand forecast. Should our future demand exceed the estimates that we used in writing down our excess inventories, we will recognize a favorable impact to cost of revenues and gross profits. Should demand fall below our current expectations, we may record additional inventory write downs which will result in a negative impact to cost of revenues and gross profits.

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

We continually evaluate our deferred tax assets as to whether it is “more likely than not” that the deferred tax assets will be realized. In assessing the realizability of our deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Based on this assessment management believes that significant uncertainty exists surrounding the recoverability of the deferred tax assets. As a result of recording the valuation allowance, $61.4 million was charged to income tax expense on the consolidated statement of operations.

At September 30, 2002, we had deferred income tax assets, net of valuation allowances, of $0.8 million compared to $68.6 million as of December 31, 2001. Deferred income tax assets decreased during fiscal 2002 due to the establishment of the valuation allowance described above.

Valuation and Impairment of Goodwill, Other Intangibles and Long-Lived Assets. We review long-lived assets, goodwill and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

When factors indicate that a long-lived asset should be evaluated for possible impairment, an estimate of the related asset’s undiscounted future cash flows over the remaining life of the asset will be made to measure whether the carrying value is recoverable. Any impairment is measured based upon the excess of the carrying value of the asset over its estimated fair value which is generally based on an estimate of future discounted cash flows. A significant amount of management judgment is used in estimating future discounted cash flows.

We review goodwill for impairment under SFAS 142 which states that goodwill impairment is deemed to exist if the net asset value of a reporting unit exceeds its estimated fair value. We operate within a single reporting unit; therefore no goodwill is allocated. We are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. When measuring the potential impairment of goodwill, we determine the fair value of our reporting unit and compare this fair value against the carrying value of the goodwill. If the fair value of the reporting unit exceeds that of the goodwill and intangible assets, then no impairment exists. If the fair value of the reporting unit is less than that of the carrying value of our goodwill and intangible assets, then these assets will be written down by the difference. We use a quarterly average of our historical quoted common stock price when assessing a reporting unit’s fair value. As a result, impairment of our goodwill could occur if our common stock trades below the carrying value of these assets for an extended period of time.

As a result of industry conditions, we determined that there were indicators of impairment to the carrying value of goodwill during the quarter ended September 30, 2002. Accordingly, we performed an impairment review of its goodwill in accordance with SFAS

142 and, as a result, recorded a goodwill impairment charge of $59.9 million during the quarter ended September 30, 2002 to reduce the carrying value of goodwill to zero. The amount of goodwill impairment primarily reflects the decline in the Company’s stock price during 2002 and related market capitalization as of September 30, 2002.

Our total goodwill, other intangibles and long-lived assets on our consolidated balance sheets were as follows as of September 30, 2002 and December 31, 2001:

	September 30, 2002	December 31, 2001
Goodwill, Other Intangibles and Long-Lived Assets
Property and equipment, net	$18,643	$18,946
Goodwill	—	54,547
Patents, net of accumulated amortization	1,710	1,560
Other long term assets(1)	3,642	4,007

Total goodwill, other intangible and long-lived assets	$23,995	$79,060

(1)	Other long term assets include deposits, product licenses, and the premiums paid on executive split dollar life insurance policies.

Estimated Restructuring Reserves. During the quarter ended September 30, 2002, we recorded restructuring charges and asset impairments totaling $5.5 million related to employee termination benefits and costs to exit certain facilities. In fiscal 2001, we recorded restructuring charges and asset impairments totaling $32.5 million during fiscal 2001 related to employee termination benefits and costs to exit certain facilities. At September 30, 2002, the restructuring liabilities that remain total $28.4 million on our consolidated balance sheets, compared to $29.9 million as of December 31, 2001. The decrease of $1.5 million during the nine months ended September 30, 2002 was related to cash payments for severance and lease costs on excess facilities and a non-cash reduction to the remaining restructuring liability as we entered into a new sub-lease arrangement with a third party to rent a portion of our excess space, offset by the restructuring charges taken in the third quarter of fiscal 2002. Certain assumptions are used by management to derive this estimate, including future maintenance costs, price escalation and sublease income derived from these facilities. Should we negotiate additional sublease rental income agreements or reach a settlement with our landlords to be released from our existing obligations, we could realize a favorable benefit to our results of future operations. Should future lease, maintenance or other costs related to these facilities exceed our estimates, we could incur additional expenses in future periods.

RESTATEMENTS OF PRIOR PERIOD RESULTS

U.S. GAAP requires retroactive restatement where an equity investment previously accounted for under the cost method of accounting qualifies for use of the equity method. We have restated prior period results to reflect the change from the cost to the equity method of accounting for its investment in OptiX Networks, Inc. (OptiX) as have obtained the ability to significantly influence the operating and financial policies of OptiX during the third quarter of fiscal 2002 through our investments in convertible preferred stock and a bridge loan. This restatement reduced the investment balance in OptiX (included in investments in non-publicly traded companies on the consolidated balance sheets), as if accounted for on the equity method since inception and we reflected our pro-rata share of equity in net losses of OptiX. The amounts reflecting equity in net losses of affiliates were recorded on the consolidated statement of operations for the prior periods reported (refer also to Note 8 of - Investments in Non-Publicly Traded Companies).

RESULTS OF OPERATIONS

The following table sets forth certain unaudited interim consolidated statements of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net revenues:
Product revenues	99%	100%	96%	99%
Service revenues	1%	—	4%	1%

Total net revenues	100%	100%	100%	100%

Cost of revenues:
Product cost of revenues	44%	26%	32%	35%
Provision for excess inventories	132%	—	37%	46%
Service cost of revenues	—	—	7%	—

Total cost of revenues	176%	26%	76%	81%

Gross profit (loss)	(76%)	74%	24%	19%

Operating expenses:
Research and development	382%	259%	311%	64%
Marketing and sales	93%	104%	77%	34%
General and administrative	44%	45%	45%	12%
Amortization of goodwill	—	14%	—	—
Impairment of goodwill	1,638%	—	460%	3%
Restructuring charge and asset impairments	151%	42%	31%	3%
Purchased in-process research and development	—	489%	15%	41%

Total operating expenses	2,308%	953%	940%	157%

Operating loss	(2,384%)	(879%)	(916%)	(138%)

Net Revenues

The following tables summarizes our net product revenue mix by product line for the three and nine months ended September 30, 2002 and 2001 (dollar amounts in thousands):

	Three Months Ended September 30, 2002		Three Months Ended September 30, 2001		Percentage Increase / (Decrease) in Product Revenue
	Product Revenue	Percent of Product Revenue	Product Revenue	Percent of Product Revenue
SONET/SDH	$382	11%	$4,530	101%	(92%)
Asynchronous/PDH	919	25%	(435)	(10%)	*
ATM/IP	1,669	46%	391	9%	327%
Multi Service/Switching	665	18%	—	—	*

Total	$3,635	100%	$4,486	100%	(19%)

	Nine Months Ended September 30, 2002		Nine Months Ended September 30, 2001		Percentage Increase / (Decrease) in Product Revenue
	Product Revenue	Percent of Product Revenue	Product Revenue	Percent of Product Revenue
SONET/SDH	$3,951	32%	$31,239	58%	(87%)
Asynchronous/PDH	3,060	25%	6,786	13%	(55%)
ATM/IP	4,673	37%	15,748	29%	(70%)
Multi Service/Switching	746	6%	—	—	*

Total	$12,430	100%	$53,773	100%	(77%)

*—Calculation not meaningful

Total net product revenues for the three and nine months ended September 30, 2002 decreased by $0.9 million and $41.3 million, respectively from the comparable periods in 2001. This represents a 19% and 77% decline from the comparable three and nine months of the prior year. During fiscal 2002, we began shipping products under our new Omni product line that we are classifying as Multi Service/Switching products. We expect this product line to grow in the future as we complete development and gain customer acceptance for this family of products. We continue to experience very difficult market conditions and decreased revenues in the SONET/SDH, the Asynchronous/PDH and ATM/IP product lines during the nine months ended September 30, 2002 compared to the comparable prior year period. SONET/SDH had the largest period over period percentage decrease. These decreases were primarily related to a decline in volumes shipped over the prior comparable period that we attribute to an overall economic downturn and significant excess capacity in the telecommunications and data communications industries. For the three months ended September 30, 2002 compared to the same period in the prior year, we did see increases in the Asynchronous/PDH and ATM/IP product lines and a decrease in the SONET/SDH product line; however given the low product volume and associated net revenues we do not consider these increases or decreases indicative of any trends or future results.

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

Included in total net revenues were service revenues consisting of design services performed for third parties on a short-term contract basis. Service revenues for the three months ended September 30, 2002 were nominal and did not change significantly over the prior year. Service revenues for the nine months ended September 30, 2002 increased by $0.2 million, or 41%, from the comparable nine months of the prior year. Service revenues are not our primary strategic focus and, as such, will fluctuate up or down from period to period, depending on business priorities. Approximately 53% of service revenues during the nine months ended September 30, 2002 were from OptiX Networks, Inc. (OptiX), a related party. We obtained significant influence over the financial and operating policies of OptiX during the quarter ended September 30, 2002. As a result we have switched to the equity method of accounting for this investment and are no longer recognizing revenue on services performed for OptiX. Refer also to Note 8—Investments in Non-Publicly Traded Companies.

International net revenues represented approximately 66% and 54% of net revenues for the three and nine months ended September 30, 2002, respectively compared with approximately 73% and 64% of net revenues for the three and nine months ended September 30, 2001, respectively. The decrease in international revenues as a percent of total revenues in fiscal 2002 is due shipping several relatively larger orders to U.S. customers rather than to international customers during the period. We do not consider this decrease in international revenues a trend given our low shipment levels and the modest ordering patterns that currently exist throughout the industry.

Gross Profit

The following tables present the impact to gross profit (loss) of the excess inventory charges and benefits for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended September 30, 2002		Three Months Ended September 30, 2001

	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %
Gross Profit (Loss) — As Reported	$(2,778)	(76%)	$3,339	74%
Excess Inventory Charge(1)	4,832	133%	—	—
Excess Inventory Benefit(2)	(182)	(5%)	—	—

Gross Profit — As Adjusted	$1,872	52%	$3,339	74%

	Nine Months Ended September 30, 2002		Nine Months Ended September 30, 2001

	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %
Gross Profit — As Reported	$3,182	24%	$10,425	19%
Excess Inventory Charge(1)	4,832	37%	24,694	46%
Excess Inventory Benefit(2)	(1,735)	(13%)	—	—

Gross Profit — As Adjusted	$6,279	48%	$35,119	65%

(1)	During the quarters ended September 30, 2002 and June 30, 2001, we recorded a provision for excess inventories of approximately $4.8 million and $24.7 million, respectively, as costs of revenues.

(2)
During 2002, we realized an excess inventory benefit from the sale of products which had previously been written down to a cost basis of zero. For the purposes of comparing the change in gross profit on net revenues, we are excluding this benefit and calculating gross profit on these product sales as if they had been sold at their historical average costs.

Total gross profit for the three months ended September 30, 2002 decreased by $6.1 million, or 183%, from the comparable three months of the prior year. This decrease is due in large part to a charge that we took against cost of revenues in the third quarter of fiscal 2002 for excess inventories. Excluding this charge for excess inventories as well as the benefit from sales of previously written down inventory in fiscal 2002, gross profit for the period decreased by $1.5 million, or 45%. The decrease in gross profit dollars for the three months ended September 30, 2002 is the result of lower total net revenues and volumes of product shipments. Gross profit percentage (excluding excess inventory charges and benefits) for the three months ended September 30, 2002 was 52% compared to 74% for the three months ended September 30, 2001. This decrease is due to the change in product mix over the prior year and the excess capacity absorption due to lower product volumes causing our average inventory cost to increase compared to the prior year.

Total gross profit for the nine months ended September 30, 2002 decreased by $7.2 million, or 69%, from the comparable nine months of the prior year. Excluding the charges for excess inventories in fiscal 2001 and 2002 as well as the benefit of sales of previously written down inventories in fiscal 2002, gross profit for the period decreased by $28.8 million, or 82%. The decrease in gross profit dollars for the nine months ended September 30, 2002 is the result of lower total net revenues and volumes of product shipments. Gross profit percentage (excluding excess inventory charges and benefits) for the nine months ended September 30, 2002 was 48% compared to 65% for the nine months ended September 30, 2001. The decrease in gross profit is primarily due to shipments of lower margin products in fiscal 2002 and the excess capacity absorption due to lower product volumes causing our average inventory cost to increase compared to the prior year.

We anticipate that gross profit will continue to fluctuate due the impact of product mix at current revenue levels and the continued impact of fixed cost absorption of our production operations.

Research and Development

Research and development expenses for the three months and nine months ended September 30, 2002 increased by $2.3 and $5.8 million, or 20% and 17%, respectively, from the comparable three months and nine months of the prior year. This increase in absolute dollars is the result of acquisitions during the first quarter of 2002 and the second half of 2001 and continued investment in personnel, electronic design and automation software tools and intellectual property cores, as well as fabrication costs and depreciation expense in connection with developing next generation telecommunication and data communication products. As a percentage of total net revenues, our research and development costs increased as we continued investing in the design and development of future products notwithstanding the fact that current product shipments have declined due to adverse industry conditions. We have monitored our known and forecasted sales demand and operating expense run rates closely and, as a result, took two restructuring actions in 2001 and one during the quarter ended September 30, 2002. We will continue to closely monitor both our costs and our revenue expectations in future periods and will take actions as market conditions dictate.

There can be no assurances that future acquisitions, market conditions or unforeseen events will not cause our expenses to rise or fall in future periods.

Marketing and Sales

Marketing and sales expenses for the three months and nine months ended September 30, 2002 decreased by $1.3 and $8.2 million, or 28% and 45%, respectively, from the comparable three and nine months of the prior year. These decreases in expenses are primarily due to a decrease in commissions due to the decrease in revenues over the same periods last year. Also contributing to this decrease is a reduction in our allowance for doubtful customer accounts by approximately $0.1 million and $1.1 million for the three and nine months ended September 30, 2002, respectively. During fiscal 2002, we experienced improved collections on certain customer accounts receivables that we had previously reserved. We have monitored our known and forecasted sales demand and operating expense run rates closely and, as a result, took two restructuring actions in 2001 and one during the quarter ended September 30, 2002. We will continue to closely monitor both our costs and our revenue expectations in future periods and will take actions as market conditions dictate. There can be no assurances that future acquisitions, market conditions or unforeseen events will not cause our expenses to rise or fall in future periods.

General and Administrative

General and administrative expenses for the three months and nine months ended September 30, 2002 decreased by $0.4 million and $0.7 million, or 20% and 11%, respectively, from the comparable three months and nine months of the prior year. This decrease is primarily due to lower professional fees and savings realized from restructuring actions. As a percentage of total net revenues, our general and administrative costs increased since the fixed components of these costs do not fluctuate with total net revenues, which decreased during the quarter. We have monitored our known and forecasted sales demand and operating expense run rates closely and, as a result, took two restructuring actions in 2001 and one during the quarter ended September 30, 2002. We will continue to closely monitor both our costs and our revenue expectations in future periods and will take actions as market conditions dictate. There can be no assurances that future acquisitions, market conditions or unforeseen events will not cause our expenses to rise or fall in future periods.

Amortization of Goodwill

Amortization of goodwill for the three months and nine months ended September 30, 2002 decreased $0.6 million and $1.8 million, or 100%, from the comparable three months and nine months of the prior year. This decrease in expense is related to our adoption of SFAS 141 on July 1, 2001 and SFAS 142 on January 1, 2002, at which time all future amortization of goodwill ceased.

Impairment of Goodwill

As required by SFAS 142, we performed an initial impairment review of our goodwill balance as of January 1, 2002 upon the adoption of SFAS 142. Under SFAS 142, goodwill impairment is deemed to exist if the net asset value of a reporting unit exceeds its estimated fair value. This impairment analysis determined that as of January 1, 2002, there was no impairment to the carrying value of goodwill. We operate within a single reporting unit; therefore no goodwill is allocated.

We are also required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As a result of industry conditions, we determined that there were indicators of impairment to the carrying value of goodwill during the quarter ended September 30, 2002. Accordingly, we performed an impairment review of its goodwill in accordance with SFAS 142 and, as a result, recorded a goodwill impairment charge of $59.9 million during the quarter ended September 30, 2002 to reduce the carrying value of goodwill to zero. The amount of goodwill impairment primarily reflects the decline in the Company’s stock price during 2002 and related market capitalization as of September 30, 2002. There were no impairments of goodwill in prior comparable periods.

Restructuring charges and asset impairments

During the quarter ended September 30, 2002, we announced a restructuring plan due to current and anticipated business conditions. As a result of this plan, we eliminated fifty-six positions and announced the closing of our design centers in Milpitas, CA and Raleigh, NC. In conjunction with this restructuring, we are abandoning the AsTrix and Sertopia product lines and are strategically refocusing our research and development efforts. This plan resulted in employee termination benefits of $2.4 million and costs to exit facilities of $3.1 million for a total restructuring expense of approximately $5.5 million recorded on the consolidated statement of operations. Restructuring charges for the nine months ended September 30, 2002 were $4.1 million as we recognized a restructuring benefit of approximately $1.5 million related to a sublease of a portion of our unused excess facilities.

During the three and nine months ended September 30, 2001 we recorded a restructuring charge of approximately $1.1 million in severance benefits related to the elimination of 30 positions. We also wrote down the carrying value of a technology product license by approximately $0.6 million as part of an impairment analysis performed during the quarter. These costs have been classified as “Restructuring charge and asset impairments” in the three and nine months ended September 30, 2001 on our consolidated statement of operations.

In-Process Research and Development

During the nine months ended September 30, 2002, we recorded a charge for In-Process Research and Development (IPR&D) of $2.0 million related to our purchase of Systems on Silicon, Inc. (SOSi) on March 27, 2002. This transaction was recorded in the first quarter of fiscal 2002. There were no in-process research and development charges in the second and third quarters of fiscal 2002.

At the time of acquisition, SOSi was in the process of developing the Intelligent Integrated Access Device (IAD) chip. The project was started concurrently with SOSi’s inception in 1999 and is scheduled for its first release in the first quarter of 2003. The IAD chip is the enabling solution to service the last mile in voice and data access. The IAD chip provides a System On a Chip (SoC) solution. The IAD chip will serve the need for existing Incumbent Local Exchange Carrier (ILEC) legacy networks. Its telephone features will include voice activity detection, silence suppression and comfort noise generation.

The $2.0 million allocated to IPR&D was determined through an independent valuation using established valuation techniques in the telecommunications and data communications industries. The value allocated to IPR&D was based upon the forecasted operating after-tax cash flows from the technology acquired, giving effect to the stage of completion at the acquisition date. Future cash flows were adjusted for the value contributed by any core technology and development efforts expected to be completed post acquisition. These forecasted cash flows were then discounted at rates commensurate with the risks involved in completing the acquired technologies, taking into consideration the characteristics and applications of each product, the inherent uncertainties in achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. A project’s risk is the highest at its inception. As the project progresses, the risk of a project generally decreases. As of the acquisition date, the IAD chip was still in the initial stages of development. After considering these factors, the risk adjusted discount rate for the IAD chip product was determined to be 65%. The acquired technology that had not yet reached technological feasibility and had no alternative future uses was expensed upon acquisition in accordance with SFAS No. 2, “Accounting for Research and Development Costs”.

During the third quarter of fiscal 2001, we recorded a charge for in-process research and development of $22.0 million related to our purchase of Onex Communications Corporation in September 2001.

Impairment of investments in non-publicly traded companies

As a result of industry conditions, we determined that there were indicators of impairment to the carrying value of our investments in OptiX Networks, Inc. (OptiX), Tera Op (USA) Inc. (TeraOp), and Intellectual Capital for Integrated Circuits, Inc. (IC4IC) during the quarter ended September 30, 2002. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, we carefully consider the investee’s cash position, projected cashflows (both short and long-term), financing needs, most recent valuation data, the current investing environment, management/ownership changes, and competition. This evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary.

We have historically made cost method investments, which included convertible preferred stock and convertible loans. As of September 30, 2002, we determined that no better evidence of the value of its cost method investments existed, and accordingly, we used the modified equity method of accounting to determine the impairment loss for Tera Op and IC4IC. The modified equity method of accounting results in recording an impairment loss on a cost method investment equal to the investor’s proportionate share of the investee’s losses as its contributed capital is consumed to fund operating losses of the investee from the inception of the investor’s investment.

In addition, we also evaluated all outstanding bridge loans under SFAS 114, “Accounting by Creditors for Impairment of a Loan” (SFAS 114) which it had not already impaired under the modified equity method of accounting. Under SFAS 114, a loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

We reduced the carrying value of our investments in non-publicly traded companies as follows:

Investee company:	Investment Impairments
TeraOp (USA) Inc.	$5,000
OptiX Networks, Inc.	1,340
Intellectual Capital for Integrated Circuits, Inc.	1,379

Total	$7,719

Comparative prior periods did not have any impairments of investments in non-publicly traded companies. We will continue to periodically review all of our investments in non-publicly traded companies for impairment in future periods. There can be no assurances that future impairment charges will not be necessary.

Equity in net losses of affiliates

We have direct and indirect (which include certain board members and employees) voting interest of greater then 20% but less then 50% in our investments in GTV Capital, L.P. (GTV) and OptiX Networks, Inc. (OptiX). These investments are accounted for under the equity method of accounting where the our pro-rata share of the net income or losses from the investee companies are recorded on the consolidated statement of operations and, accordingly, the investment’s carrying value is reduced on the consolidated balance sheet.

Prior to June 30, 2002, we had been accounting for our investment in OptiX under the cost method. However, during the third quarter of fiscal 2002, in connection with a bridge loan of $4.0 million which is convertible to convertible preferred stock upon OptiX closing its anticipated round of financing, we obtained the ability to exercise significant influence over the financial and operating policies of OptiX. Approximately $2.4 million of this $4.0 million bridge loan was drawn upon during the third quarter of fiscal 2002. All prior period financial information has been retroactively restated to reflect this change in reporting entity (refer also to Note 1—Summary of Significant Accounting Policies).

Our pro-rata share of equity losses in OptiX and GTV were $0.7 and $1.8 million for the three and nine months ended September 30, 2002, respectively compared to $0.5 and $1.2 million for the three and nine months ended September 30, 2001. The increase in equity losses is due to the change in accounting for our investment in OptiX. Equity losses in net of affiliates will continue to be a component of our other income and expense in future periods and amounts will fluctuate depending on the business results of the investee companies.

Interest Income (Expense)

Interest income (expense), net for the three and nine months ended September 30, 2002 decreased by $0.2 million and $5.4 million, or 114% and 139%, respectively from the comparable three months and nine months of the prior year. The decrease in interest income (expense), net is due to a lower average cash balance and interest rates during the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. The decrease in interest income has been partially offset by lower interest expense because we repurchased approximately $200 million face value of our 4½% Convertible Notes due 2005 during fiscal 2002. At September 30, 2002 and September 30, 2001, the effective interest rate on our interest-bearing securities was approximately 2.46% and 3.60%, respectively.

Income Tax Expense (Benefit)

For the quarter ended September 30 2002, the income tax expense was $61.5 million compared to a benefit of $6.2 million for the quarter ended September 30, 2001. Year to date income tax expense is $49.7 million compared to a tax benefit of $17.2 million for the same period in the prior year. The increase in tax expense for the three and nine months ended September 30, 2002 was due to recording an additional valuation allowance of $61.4 million during the quarter ended September 30, 2002 to reduce the carrying value of deferred tax assets. We continually evaluate our deferred tax assets as to whether it is “more likely than not” that the deferred tax assets will be realized. In the evaluation of the realizability of deferred tax assets, we consider projections of future taxable income, the reversal of temporary differences and tax planning strategies. We have evaluated and determined that it is not “more likely than not” that all of the deferred tax assets will be realized. Accordingly, a valuation reserve has been recorded against substantially all of our net deferred tax assets. In future periods, we will not recognize a deferred tax benefit and will maintain deferred tax valuation allowance until the Company achieves sustained profitability.

Extraordinary Gain on the Repurchase of Convertible Notes

We did not repurchase any of our notes during the quarter ended September 30, 2002. In the quarter ended September 30, 2001, we repurchased $63.7 million face value of our outstanding notes recognizing an extraordinary gain, net of income taxes, of $10.9 million.

For the nine months ended September 30, 2002, we recognized an extraordinary gain, net of income taxes, of $32.5 million compared to an extraordinary gain, net of income taxes, of $23.0 million for the nine months ended September 30, 2001. This increase in extraordinary gain is due to the Company repurchasing a higher face value of convertible notes ($199.9 million) during the nine months ended September 30, 2002 than the face value of convertible notes ($145.9 million) repurchased during the same period in the prior year.

The timing and amount of any additional repurchases of our convertible notes will depend on many factors, including, but not limited to, the prevailing market price of the notes and overall market conditions. We intend to fund additional repurchases of the notes, if any, from available cash, cash equivalents and investments.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, we had total cash, cash equivalents and investments (marketable securities) of approximately $220.5 million. This is our primary source of liquidity as we are not currently generating positive cash flow from our operations. Details of our cash inflows and outflows for the nine months ended September 30, 2002 as well as a summary of our cash, cash equivalents and investments and future commitments are detailed as follows:

Cash Inflows and Outflows

During the nine months ended September 30, 2002, the net decrease in cash and cash equivalents was $193.5 million compared to a net decrease of $160.4 million during the nine months ended September 30, 2001. As reported on our unaudited interim consolidated statements of cash flows, our decrease in cash and cash equivalents during the nine month periods ended September 30, 2001 and 2002 is summarized as follows:

	Nine Months Ended September 30,
	2002	2001
Net cash used in operating activities	$(55,012)	$(26,857)
Net cash provided by (used in) investing activities	3,843	(31,091)
Net cash used in financing activities	(142,549)	(102,449)
Effect of foreign exchange rate changes	224	1

Total decrease in cash and cash equivalents	$(193,494)	$(160,396)

Details of our cash inflows and outflows are as follows during the nine months ended September 30, 2002:

Operating Activities:    In the nine months ended September 30, 2002, we used $55.0 million in cash, which consist of the following:

•	Net loss for the period totaling $147.5 million.

•	A $8.7 million decrease in net working capital comprised of the following:

Nine Months Ended September 30, 2002
Decrease in accounts receivable	$2,097
Increase in inventories	(403)
Increase in prepaid expenses and other assets	(1,679)
Decrease in accounts payable	(2,387)
Decrease in accrued expenses and other current liabilities	(6,249)
Decrease in restructuring liabilities	(66)

Total decrease in working capital	$(8,687)

•	Non cash adjustments to net loss totaling $101.2 million comprised of the following:

Nine Months Ended September 30, 2002
Impairment of goodwill	$59,901
Deferred income taxes	49,482
Depreciation and amortization	10,213
Impairment of investments in non-publicly traded companies	7,719
Provision for excess inventories	4,832
Purchased in-process research and development	2,000
Equity in net losses of affiliates	1,848
Extraordinary gain on extinguishment of 4½% Convertible Notes due 2005, net of income taxes	(32,485)
Non-cash restructuring benefit, net of expenses	(1,116)
Provision for doubtful accounts	(1,070)
Other non-cash items	(151)

Total non-cash adjustments to net loss	$101,173

Investing Activities:    During the nine months ended September 30, 2002, we invested approximately $8.8 million in capital equipment and product licenses. We also paid $5 million to satisfy a purchase price contingency related to ADV Engineering SA which we acquired in January 2001, and $0.9 million to purchase all of the outstanding securities not already owned by us, of SOSi, which we acquired in March 2002. We invested approximately $3.7 million in non-publicly traded companies during the nine months ended September 30, 2002. These investments were offset by net proceeds of held-to-maturity short and long-term investments totaling $22.2 million, which resulted in total proceeds of $3.8 million from investing activities.

Financing Activities:    During the nine months ended September 30, 2002, we used $142.6 million in financing activities, which consisted primarily of $143.2 million used to repurchase our 4½% Convertible Notes due 2005 offset by proceeds from the exercise of stock options and purchases of shares in our employee stock purchase plan of $0.6 million.

Effect of Exchange Rates and Inflation:    Exchange rates and inflation have not had a significant impact on our operations or cash flows.

In addition to the use of $193.5 million of cash and cash equivalents during the nine-month period ended September 30, 2002, the Company also used $22.1 million of matured short and long-term investments. Thus, the total use of cash, cash equivalents, short and long term investments during the nine-month period ended September 30, 2002 was $215.6 million.

Cash, Cash Equivalents and Investments

We have financed our operations and have met our capital requirements since incorporation in 1988 primarily through private and public issuances of equity securities, convertible notes, bank borrowings and cash generated from operations. Our principal sources of liquidity as of September 30, 2002 consisted of $176.7 million in cash and cash equivalents, $24.2 million in short-term investments and $19.6 million in long-term investments in marketable securities for a total cash and investment balance of $220.5 million. Cash equivalents are instruments with maturities of less than 90 days, short-term investments have maturities of greater then 90 days but less than one year and long-term investments have maturities of greater than one year. Our cash equivalents and investments consist of U.S. Treasury Bills, corporate debt, taxable municipal securities, money market instruments, overnight repurchase investments and commercial paper.

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

Commitments

We have existing commitments to make future interest payments on our existing 4½% Convertible Notes due 2005 and also to redeem these notes in September 2005. Over the remaining life of the outstanding notes, we expect to accrue and pay approximately $13.9 million in interest to the holders.

We have outstanding operating lease commitments of approximately $32.6 million payable over the next fifteen years. Some of these commitments are for space that was not being utilized and, as a result, we recorded a restructuring charges $3.0 and $28.6 million during fiscal 2002 and fiscal 2001, respectively, for excess facilities. During fiscal 2002, we sublet a portion of our excess space and as a result, we reduced our restructuring liability and recorded a restructuring benefit of $1.5 million. We are in the process of trying to sublease additional excess space but it is unlikely that any sublease income generated will offset the entire future commitment. We currently believe that we can fund these lease commitments in the future; however, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

A summary of our significant future commitments and their payments by fiscal year is summarized as follows (in thousands):

	Scheduled payments for the three months ended December 31, 2002	Scheduled payments for the years ending December 31,				Total Commitments
Commitment		2003	2004	2005	2006-2017
Interest on Convertible Notes	$—	$5,135	$5,135	$3,638	$—	$13,908
Redemption of Convertible Notes	—	—	—	114,113	—	114,113
Operating Lease Commitments, net	1,183	3,113	2,768	2,120	23,386	32,570

Total	$1,183	$8,248	$7,903	$119,871	$23,386	$160,591

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 supercedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of’. SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations—Reporting the Effects of Disposal of a Division of a Business. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less selling costs. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for and was adopted by us as of January 1, 2002. The adoption of this standard did not have a material impact on our consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 requires that certain gains and losses on extinguishments of debt be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”. This statement also amends SFAS No. 13, “Accounting for Leases”, to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, SFAS No. 145 rescinded SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”, which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections to various FASB pronouncements. We will be required to adopt SFAS No. 145 on January 1, 2003, and will reclassify extraordinary items to continuing operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective for our fiscal year beginning January 1, 2003. We are currently reviewing the provisions of SFAS No. 146 to determine the standard’s impact upon adoption.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements that are not historical facts, so-called “forward-looking statements”, which involve risks and uncertainties. Such forward-looking statements are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as “may”, “should”, “could”, “will”, “expect”, “anticipate”, “estimate”, “continue”, “believe” or the negative of these terms or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other forward-looking information. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-Q.

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

Our net revenues declined substantially during the twelve months ended December 31, 2001, to $58.7 million, from $155.1 million during the twelve months ended December 31, 2000. Our net revenues for first nine months of fiscal 2002 were $12.4 million compared with $53.8 million for the same period in fiscal 2001. Due to declining current economic conditions and slowdowns in purchases of VLSI semiconductor devices, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our net revenues will fluctuate substantially in the future.

We are using our available cash and investments each quarter to fund our operating activities.

During the first nine months of fiscal 2002, we have used $193.5 million of our available cash and cash equivalents to fund our operating, investing and financing activities and redeemed $22.1 million of short and long-term investments for a net cash and investment usage of $215.6 million. This significant use of cash included approximately $143.2 million to repurchase some of our convertible notes (including transaction fees) through a tender offer. We anticipate that we will use approximately $18 million in cash, cash equivalents and investments during the fourth quarter of 2002 to fund our operations, investments and financing activities. We believe that we will continue to use our available cash, cash equivalents and investments in the future although we believe that we have sufficient cash for our needs for at least the next twelve months. We will continue to experience losses and use our cash, cash equivalents and investments if we do not receive sufficient product orders and our costs are not controlled.

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

In response to anticipated long lead times to obtain inventory and materials from our foundries, we may order in advance of anticipated customer demand, which might result in excess inventory levels if the expected orders fail to materialize. As a result, we cannot predict the timing and amount of shipments to our customers, and any significant downturn in customer demand for our products would reduce our quarterly and our annual operating results. As a result of these conditions, in 2002 and 2001 we recorded a write down for excess inventories totaling $4.8 million and $39.2 million, respectively.

Historically, average selling prices in the communication semiconductor industry have decreased over the life of a product, and, as a result, the average selling prices of our products may decrease in the future. Decreases in the price of our products would adversely affect our operating results.

In the past, we have incurred significant new product and process development costs because our policy is to expense these costs, including tooling, fabrication and pre-production expenses, at the time that they are incurred. We may continue to incur these types of expenses in the future. These additional expenses will have a material and adverse effect on our operating results in future periods. The occurrence of any of the above mentioned risk factors could have a material adverse effect on our business and financial results.

Sudden shortages of raw materials or production capacity constraints can lead producers to allocate available supplies or capacity to larger customers than us, which could interrupt our ability to meet our production obligations.

We may have to further restructure our business.

On July 15, 2002, we announced a restructuring plan due to continued weakness in our business and the industry. As a result of this plan, we eliminated 56 positions and announced the closing of design centers in Milpitas, CA and Raleigh, NC. In conjunction with this restructuring, we are also abandoning certain product lines and strategically refocusing our research and development efforts. As a result of these plans, we incurred restructuring charges and asset impairments of approximately $5.5 million.

During fiscal 2001, we announced restructuring plans as a result of then current and anticipated business conditions. As a result of these plans, we incurred restructuring charges and asset impairments of approximately $32.5 million related to workforce reductions of 77 positions throughout our Company and the related consolidation of several of our leased facilities.

We cannot be sure that these measures will be sufficient to offset lower total net revenues, and if they are not, our operating results will be adversely affected.

We face possible delisting from The Nasdaq SmallCap Market which would result in a limited public market for our common stock and make obtaining future debt or equity financing more difficult for us.

On October 14, 2002 our common stock began trading on the The Nasdaq SmallCap Market after having been transferred from The Nasdaq National Market at our request in order to stay delisting proceedings for non compliance of continued listing standards. In conjunction with this transfer we were afforded the 180 calendar day SmallCap Market grace period for continued listing standards which expires expire January 15, 2003. This 180 calendar day period began on July 19, 2002 when we received our deficiency notice from The Nasdaq National Market. During this period, we must demonstrate compliance with the $1.00 per share minimum bid continued listing requirement. If compliance with this requirement cannot be demonstrated by January 15, 2003, we will be afforded an additional 180 day grace period (to July 14, 2003) to demonstrate this minimum bid requirement as long as we are in compliance with the initial listing criteria for this market under Marketplace Rule 4310 (c)(2)(A) which requires that we (i) maintain stockholders’ equity of $5 million; or (ii) maintain market capitalization of $50 million; or (iii) have net income from continuing operations of $750,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

We cannot be sure that our bid price will comply with the requirements for continued listing of our common stock on The Nasdaq SmallCap Market, or that any appeal of a decision to delist our common stock will be successful. If our common stock loses its status on The Nasdaq SmallCap Market, shares of our common stock would likely trade in the over-the-counter market. If our stock were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our common stock is delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting its liquidity. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of common stock.

Such delisting from The Nasdaq SmallCap Market or further declines in our stock price could also greatly impair our ability to raise additional necessary capital through equity or debt financing, and significantly increase the ownership dilution to stockholders caused by our issuing equity in financing or other transactions.

We anticipate that shipments of our products to relatively few customers will continue to account for a significant portion of our total net revenues.

Historically, a relatively small number of customers have accounted for a significant portion of our total net revenues in any particular period. For the nine months ended September 30, 2002, shipments to our top five customers, including sales to distributors, accounted for approximately 70% of our total net revenues. For the year ended December 31, 2001, sales to our top five customers, including sales to distributors, accounted for approximately 64% of our total net revenues. We expect that a limited number of customers may account for a substantial portion of our total net revenues for the foreseeable future.

Some of the following may reduce our total net revenues or adversely affect our business:

•	reduction, delay or cancellation of orders from one or more of our significant customers;

•	development by one or more of our significant customers of other sources of supply for current or future products;

•	loss of one or more of our current customers or a disruption in our sales and distribution channels; and

•	failure of one or more of our significant customers to make timely payment of our invoices.

We cannot be certain that our current customers will continue to place orders with us, that orders by existing customers will return to the levels of previous periods or that we will be able to obtain orders from new customers. We have no long-term volume purchase commitments from any of our significant customers. The following table sets forth our significant distributors (who have accounted for at least 10% of our total net revenues during the nine months ended September 30, 2002) and customers (who accounted for at least 10% of our total net revenues during the nine months ended September 30, 2002 either directly or through distributors):

Significant Distributors:	Major Customers:
Insight Electronics, Inc.	Tellabs, Inc.
Unique Memec	Siemens AG
Weone Corporation	Samsung Corporation
Cisco Systems, Inc.

The cyclical nature of the communication semiconductor industry affects our business and we are currently experiencing a significant downturn.

We provide semiconductor devices to the telecommunications and data communications markets. The semiconductor industry is highly cyclical and currently is experiencing a significant contraction of the market. These downturns are characterized by:

•	diminished product demand;

•	accelerated erosion of average selling prices; and

•	production over-capacity.

We may experience substantial fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions, seasonality of customers’ buying patterns and other factors. We are currently experiencing a significant slowdown in the communication semiconductor industry.

Our international business operations expose us to a variety of business risks.

Foreign markets are a significant part of our net revenues. In the year ended December 31, 2001, foreign shipments accounted for 69% of our total net revenues. During the nine months ended September 30, 2002, foreign shipments have accounted for 56% of our total net revenues. We expect foreign markets to continue to account for a significant percentage of our total net revenues. A significant portion of our total net revenues will, therefore, be subject to risks associated with foreign markets, including the following:

•	unexpected changes in legal and regulatory requirements and policy changes affecting the telecommunications and data communications markets;

•	changes in tariffs;

•	exchange rates and other barriers;

•	political and economic instability;

•	difficulties in accounts receivable collection;

•	difficulties in managing distributors and representatives;

•	difficulties in staffing and managing foreign operations;

•	difficulties in protecting our intellectual property overseas;

•	seasonality of customer buying patterns; and

•	potentially adverse tax consequences.

Although substantially all of our total net revenues to date have been denominated in U.S. dollars, the value of the U.S. dollar in relation to foreign currencies also may reduce our total net revenues from foreign customers. To the extent that we expand our international operations or change our pricing practices to denominate prices in foreign currencies, we will expose our margins to increased risks of currency fluctuations. We have assessed the risks related to foreign exchange fluctuations, and have determined at this time that any such risk is not material.

We must successfully transition to new process technologies to remain competitive.

Our future success depends upon our ability to do the following:

•	to develop products that utilize new process technologies;

•	to introduce new process technologies to the marketplace ahead of competitors; and

•	to have new process technologies selected to be designed into products of leading systems manufacturers.

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

Our success depends upon our ability to develop new VLSI devices and software for existing and new markets. The development of these new devices and software is highly complex, and from time to time we have experienced delays in completing the development of new products. Successful product development and introduction depends on a number of factors, including the following:

•	accurate new product definition;

•	timely completion and introduction of new product designs;

•	availability of foundry capacity;

•	achievement of manufacturing yields; and

•	market acceptance of our products and our customers’ products.

Our success also depends upon our ability to do the following:

•	build products to applicable standards;

•	develop products that meet customer requirements;

•	adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully;

•	introduce new products that achieve market acceptance; and

•	develop reliable software to meet our customers’ application needs in a timely fashion.

In addition, we cannot ensure that the systems manufactured by our customers will be introduced in a timely manner or that such systems will achieve market acceptance.

Our net product revenues depend on the success of our customers’ products.

Our customers generally incorporate our new products into their products or systems at the design stage. However, customer decisions to use our products (design wins), which can often require significant expenditures by us without any assurance of success, often precede the generation of volume sales, if any, by a year or more. In addition, even after we achieve a design win, a customer may require further design changes. Implementing these design changes can require significant expenditures of time and expense by us in the development and pre-production process. Moreover, the value of any design win largely will depend upon the commercial success of the customer’s product and on the extent to which the design of the customer’s systems accommodates components manufactured by our competitors. We cannot ensure that we will continue to achieve design wins in customer products that achieve market acceptance.

We sell a range of products that each have a different gross profit. Our total gross profits will be adversely affected if most of our shipments are of products with low gross profits.

We currently sell more than 50 products. Some of our products have a high gross profit while others do not. If our customers decide to buy more of our products with low gross profits and fewer of our products with high gross profits, our total gross profits could be adversely affected. We plan our mix of products based on our internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially.

Our success depends on the rate of growth of the global communications infrastructure.

We derive virtually all of our total net revenues from products for telecommunications and data communications applications. These markets are characterized by the following:

•	susceptibility to seasonality of customer buying patterns;

•	subject to general business cycles;

•	intense competition;

•	rapid technological change; and

•	short product life cycles.

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

We face intense competition in the communication semiconductor market.

The communication semiconductor industry is intensely competitive and is characterized by the following:

•	rapid technological change;

•	subject to general business cycles;

•	shortage in fabrication capacity;

•	price erosion;

•	unforeseen manufacturing yield problems; and

•	heightened international competition in many markets.

These factors are likely to result in pricing pressures on our products, thus potentially affecting our operating results.

Our ability to compete successfully in the rapidly evolving area of high-performance integrated circuit technology depends on factors both within and outside our control, including:

•	success in designing and subcontracting the manufacture of new products that implement new technologies;

•	protection of our products by effective use of intellectual property laws;

•	product quality;

•	reliability;

•	price;

•	efficiency of production;

•	the pace at which customers incorporate our products into their products;

•	success of competitors’ products; and

•	general economic conditions.

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

We do not own or operate a VLSI circuit fabrication facility. Seven foundries currently supply us with most of our semiconductor device requirements. While we have had good relations with these foundries, we cannot be certain that we will be able to renew or maintain contracts with them or negotiate new contracts to replace those that expire. In addition, we cannot be certain that renewed or new contracts will contain terms as favorable as our current terms. There are other significant risks associated with our reliance on outside foundries, including the following:

•	the lack of assured semiconductor wafer supply and control over delivery schedules;

•	the unavailability of, or delays in obtaining access to, key process technologies; and

•	limited control over quality assurance, manufacturing yields and production costs.

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

We purchase semiconductor devices from outside foundries pursuant to purchase orders, and we do not have a guaranteed level of production capacity at any of our foundries. We provide the foundries with forecasts of our production requirements. However, the ability of each foundry to provide wafers to us is limited by the foundry’s available capacity. Therefore, our foundry suppliers could choose to prioritize capacity for other customers or reduce or eliminate deliveries to us on short notice. Accordingly, we cannot be certain that our foundries will allocate sufficient capacity to satisfy our requirements.

We have been, and expect in the future to be, particularly dependent upon a limited number of foundries for our VLSI device requirements. In particular, as of the date of this Form 10-Q, a single foundry manufactures all of our BiCMOS devices. As a result, we expect that we could experience substantial delays or interruptions in the shipment of our products due to the following:

•	sudden demand for an increased amount of semiconductor devices or sudden reduction or elimination of any existing source or sources of semiconductor devices;

•	time required to qualify alternative manufacturing sources for existing or new products could be substantial; and

•	failure to find alternative manufacturing sources to produce VLSI devices with acceptable manufacturing yields.

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

Our success depends in part on our ability to obtain patents and licenses and to preserve other intellectual property rights covering our products and development and testing tools. To that end, we have obtained certain domestic and foreign patents and intend to continue to seek patents on our inventions when appropriate. The process of seeking patent protection can be time consuming and expensive. We cannot ensure the following:

•	that patents will be issued from currently pending or future applications;

•	that our existing patents or any new patents will be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us;

•	that foreign intellectual property laws will protect our foreign intellectual property rights; and

•	that others will not independently develop similar products, duplicate our products or design around any patents issued to us.

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

We may pursue acquisitions that could provide new technologies, skills, products or service offerings. Future acquisitions by us may involve the following:

•	use of significant amounts of cash;

•	potentially dilutive issuances of equity securities; and

•	incurrence of debt or amortization expenses related to intangible assets with definitive lives.

In addition, acquisitions involve numerous other risks, including:

•	diversion of management’s attention from other business concerns;

•	risks of entering markets in which we have no or limited prior experience; and

•	unanticipated expenses and operational disruptions while acquiring and integrating new acquisitions.

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

Our business could be harmed if we fail to integrate future acquisitions adequately.

During the past two years, we have acquired six privately-held companies based in the United States and Europe. The integration of the operations of our six acquisitions, Easics NV, acquired in May 2000, Alacrity Communications, Inc., acquired in August 2000, ADV Engineering S.A., acquired in January 2001, Horizon Semiconductors, Inc., acquired in February 2001, Onex Communications Corporation, acquired in September 2001, and Systems on Silicon, Inc., (SOSi) acquired in March 2002 is substantially complete.

Our management must devote time and resources to the integration of the operations of any future acquisitions. The process of integrating research and development initiatives, computer and accounting systems and other aspects of the operations of any future acquisitions presents a significant challenge to our management. This is compounded by the challenge of simultaneously managing a larger and more geographically dispersed entity.

Future acquisitions could present a number of additional difficulties of integration, including:

•	difficulties in integrating personnel with disparate business backgrounds and cultures;

•	difficulties in defining and executing a comprehensive product strategy; and

•	difficulties in minimizing the loss of key employees of the acquired company.

If we delay integrating or fail to integrate operations or experience other unforeseen difficulties, the integration process may require a disproportionate amount of our management’s attention and financial and other resources. Our failure to address these difficulties adequately could harm our business or financial results, and we could fail to realize the anticipated benefits of the transaction.

We have made, and may continue to make, investments in development stage companies which may not produce any returns for us in the future.

We have made investments in early stage venture-backed, start-up companies that develop technologies that are complementary to our product roadmap. The following table summarizes these investments as of September 30, 2002:

Investee Company	Initial Investment Date	Technology
OptiX Networks, Inc.	February 2000	10 Gb/s and 40 Gb/s SONET/SDH framing devices
Intellectual Capital for Integrated Circuits, Inc.	December 2000	Next generation wireless base station VLSI devices
TeraOp (USA), Inc.	May 2001	Optical switching devices based on MEMS technology
Accordion Networks, Inc.	December 2001	Carrier class broadband multi-service access systems

Our total investment in these companies was approximately $8.2 million at December 31, 2001. During fiscal 2002, we have made additional investments in these companies totaling $3.7 million and recognized equity losses and adjustments to the investment balance totaling $2.4 million and asset impairments totaling $7.7 million bringing our total investment balance in these companies to $1.8 million at September 30, 2002. These investments involve all the risks normally associated with investments in development stage companies. As such, there can be no assurance that we will receive a favorable return on these or any future venture-backed investments that we may make. Additionally, our original and any future investments may continue to become impaired if these companies do not succeed in the execution of their business plans. Any further impairment or equity losses in these investments could negatively impact our future operating results.

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

In the third quarter of 2000, we sold in a private placement $460 million of 4½% Convertible Notes due 2005. As a result, we incurred $460 million of additional indebtedness, substantially increasing our ratio of debt to total capitalization. In April 2001, we adopted a repurchase program for our convertible notes through which we repurchased some of the convertible notes from time to time at varying prices. In fiscal 2002, we repurchased, through a tender offer, approximately $199.9 million of face value of our convertible notes bringing total repurchases to approximately $346 million. As of September 30, 2002, we had approximately $114.1 million in face value of indebtedness outstanding. We may repurchase additional 4½% Convertible Notes due 2005 in the future. We funded repurchases of the convertible notes and will fund any additional repurchases of the convertible notes, if any, from available cash, cash equivalents and short-term investments.

We may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could:

•	make it difficult for us to make payments on our outstanding notes;

•	make it difficult for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

•	limit our flexibility in planning for, or reacting to changes in, our business; and

•	make us more vulnerable in the event of a downturn in our business.

There can be no assurance that we will be able to meet our debt service obligations, including our obligations under the convertible notes.

We may not be able to satisfy a change in control offer.

The indenture governing the 4½% Convertible Notes due 2005 contain provisions that apply to a change in our control. If a change in control is triggered, as defined in the indenture, we must offer to purchase the 4½% Convertible Notes due 2005 with cash. If we have to make that offer, we cannot be sure that we will have enough funds to pay for all the 4½% Convertible Notes due 2005 that the holders could tender.

We may not be able to pay our debt and other obligations.

If our cash, cash equivalent, investments and operating cash flows are inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the 4½% Convertible Notes due 2005 or our other obligations, we would be in default under the terms thereof, which would permit the holders of the notes to accelerate the maturity of the 4½% Convertible Notes due 2005 and also could cause defaults under future indebtedness we may incur. Any such default could have a material adverse effect on our business, prospects, financial condition and operating results. In addition, we cannot be sure that we would be able to repay amounts due in respect of the 4½% Convertible Notes due 2005 if payment of the notes were to be accelerated following the occurrence of an event of default as defined in the indenture.

Our stock price is volatile.

The market for securities for communication semiconductor companies, including TranSwitch, has been highly volatile. The market sale price of our common stock has fluctuated between a low of $0.21 and a high of $74.69 during the period from June 19, 1995 to October 31, 2002. The closing price was $0.52 on November 5, 2002. It is likely that the price of our common stock will continue to fluctuate widely in the future. In September 2001, we adopted a repurchase program for up to 10% of our common stock. During the third quarter of 2001, we repurchased approximately one million shares of our common stock. We may continue to purchase some of our shares from time to time on the open market. Factors affecting the trading price of our common stock include:

•	responses to quarter-to-quarter variations in operating results;

•	announcements of technological innovations or new products by us or our competitors;

•	current market conditions in the telecommunications and data communications equipment markets (we are currently experiencing a significant downturn); and

•	changes in earnings estimates by analysts.

We could be subject to class action litigation due to stock price volatility, which if it occurs, will distract our management and could result in substantial costs or large judgments against us.

In the past, securities and class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert our management’s attention and resources, which could cause serious harm to our business, operating results and financial condition or dilution to our stockholders.

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

Delaware corporate law contains, and our certificate of incorporation and by-laws and shareholder rights plan contain, certain provisions that could have the effect of delaying, deferring or preventing a change in control of TranSwitch even if a change of control would be beneficial to our stockholders. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Certain of these provisions:

•
authorize the issuance of “blank check” preferred stock (preferred stock which our Board of Directors can create and issue without prior stockholder approval) with rights senior to those of common stock;

•	prohibit stockholder action by written consent;

•	establish advance notice requirements for submitting nominations for election to the Board of Directors and for proposing matters that can be acted upon by stockholders at a meeting; and

•	dilute stockholders who acquire more than 15% of our common stock.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk.    We have investments in money market accounts, government securities and commercial paper that earn interest income that is a function of the market rates. As a result we do have exposure to changes in interest rates. For example, if interest rates were to decrease by one percentage point from their current levels, our potential interest income for the remainder of 2002, assuming a constant cash balance, would decrease by approximately $0.5 million. We do, however, expect our cash balance to decline during fiscal 2002 and expect that our interest income will also decrease.

Foreign Currency Exchange Risk.    As substantially all of our net revenues are currently made or denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Although we recognize our revenues in U.S. dollars, we incur expenses in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in hedging. We do not enter into derivative financial instruments for trading or speculative purposes. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

Fair Value of Financial Instruments.    As of September 30, 2002, our long-term debt consisted of convertible notes with interest at a fixed rate of 4½%. Consequently, we do not have significant cash flow exposure on our convertible notes. However, the fair value of the convertible notes is subject to significant fluctuation due to changes in market interest rates and their convertibility into shares of our common stock. The fair market value of the then outstanding convertible notes was approximately $67.5 million and $178.5 million at September 30, 2002 and December 31, 2001, respectively. Among other factors, changes in interest rates and our stock price affect the fair value of our convertible notes.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Within 90 days prior to the date of this report (the Evaluation Date), our management, including our President and Chief Executive Officer and Senior Vice President, Chief Financial Officer and Treasurer, carried out an evaluation of the effectiveness of “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)). Based on that evaluation, these officers have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them in a timely fashion by others within those entities.

Changes in internal controls

There were no significant changes in our internal controls, or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit 3.1
Amended and Restated Articles of Incorporation of TranSwitch, as amended to date (previously filed as Exhibit 3.1 to TranSwitch’s quarterly report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

Exhibit 3.2	By-Laws, as amended and restated, of TranSwitch (previously filed as Exhibit 3.2 to TranSwitch’s annual report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

Exhibit 99.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 99.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 99.3	Nasdaq Listing Qualifications Letter

* TranSwitch has the originally signed certificate and will provide it to the Securities and Exchange Commission upon request.

(b) Reports on Form 8-K: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSWITCH CORPORATION
(Registrant)

November 12, 2002	/s/ Dr. Santanu Das
Date	Dr. Santanu Das Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

November 12, 2002	/s/ Peter J. Tallian
Date	Peter J. Tallian Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATIONS

I, Dr. Santanu Das, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TranSwitch Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

•	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

•	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

•
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

•	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002	/s/ Dr. Santanu Das
By: Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

I, Peter J. Tallian, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TranSwitch Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

•	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

•	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

•
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

•	any fraud, whether or not material, that involces management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002	/s/ Peter J. Tallian
By: Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit 3.1
Amended and Restated Articles of Incorporation of TranSwitch, as amended to date (previously filed as Exhibit 3.1 to TranSwitch’s quarterly report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

Exhibit 3.2	By-Laws, as amended and restated, of TranSwitch (previously filed as Exhibit 3.2 to TranSwitch’s annual report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

Exhibit 99.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 99.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 99.3	Nasdaq Listing Qualifications Letter

*	TranSwitch has the originally signed certificate and will provide it to the Securites and Exchange Commission upon request.