Form 10-K
period 2002-12-31
TRANSWITCH CORP /DE
filed 2003-03-17
CIK 944739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______________ to _______________

Commission File Number 0-25996

TRANSWITCH CORPORATION

(Exact name of Registrant as Specified in its Charter)

Delaware	06-1236189
(State of Incorporation)	(I.R.S. Employer Identification Number)

Three Enterprise Drive

Shelton, Connecticut 06484

(Address of principal executive offices, including zip code)

Telephone (203) 929-8810

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	Nasdaq SmallCap Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $57.6 million. At March 12, 2003, as reported on the Nasdaq SmallCap Market, there were 90,133,689 shares of common stock, par value $.001 per share, of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference in Part III of this Form 10-K Report:

(1)  Proxy Statement for the Registrant’s 2003 Annual Meeting of Shareholders—Items 10, 11, 12 and 13.

Item 1.    Business.

The following description of our business should be read in conjunction with the information included elsewhere in this document. The description contains certain forward-looking statements that involve risks and uncertainties. When used in this document, the word “intend”, “believe”, “estimate”, “plan”, and “expect” and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements as a result of certain risk factors set forth elsewhere in this document. See also, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Certain Factors That May Affect Future Results.”

General

TranSwitch is a Delaware corporation incorporated on April 26, 1988. We design, develop and market highly integrated semiconductor devices that provide core functionality in voice and data communications network equipment deployed in the global network infrastructure. In addition to their high degree of functionality, our products incorporate digital and mixed-signal (analog and digital) processing capabilities, providing comprehensive system-on-a-chip (SOC) solutions to our customers.

Our products are compliant with all of the relevant network standards including Asynchronous/Plesiochronous Digital Hierarchy (Asynchronous/PDH), Synchronous Optical Network/Synchronous Digital Hierarchy (SONET/SDH) and Asynchronous Transfer Mode/Internet Protocol (ATM/IP). We offer several products that combine multi-protocol capabilities on a single chip, enabling our customers to develop network equipment for multi-service (voice, data and video) applications. A key attribute of our products is their inherent flexibility. Many of our products incorporate embedded programmable processors, enabling us to rapidly accommodate new customer requirements or evolving network standards.

We bring value to our customers through our communications systems expertise, very large scale integration (VLSI) design skills and commitment to excellence in customer support. Our innovative skills and technical capabilities enable us to define and develop products that permit our customers to achieve faster time-to-market, and to produce communications systems that offer a host of benefits such as greater functionality, improved performance, lower power dissipation, reduced system size and cost and greater reliability.

Our principal customers are the telecommunications and data communications equipment Original Equipment Manufacturers (OEMs) that serve three market segments:

•	the worldwide public network infrastructure that supports voice and data communications;

•	the Internet infrastructure that supports the World Wide Web and other data services; and

•	corporate Wide Area Networks (WANs) that support voice and data information exchange within medium-sized and large enterprises.

We have sold our VLSI devices to more than 400 customers worldwide since shipping our first product in 1990. Our products are sold through a worldwide direct sales force and a worldwide network of independent distributors and sales representatives.

Products and Applications

We supply high-speed, broadband VLSI semiconductor devices to network systems OEMs that serve three market segments: the worldwide public network infrastructure that supports both voice and data communications, the Internet infrastructure that supports the World Wide Web and other data services and corporate WANs. As a system-on-a-chip innovation leader, our core competencies include:

•	an in-depth understanding of SONET/SDH, Asynchronous/PDH and ATM/IP standards;

•	the ability to design complex mixed-signal high-speed VLSI devices; and

•	the capability to verify the design against our customers’ requirements and industry standards through analysis, simulation, emulation, verification and certification.

Our products comply with all relevant industry standards and provide functionality in three key areas:

a)  SONET/SDH used in high speed (optical) networks;

b)  Asynchronous/PDH for lower speed (metallic wire) networks; and

c)  ATM and IP data networking protocols.

We believe that our chip-set approach and broad product coverage in all three product lines positions us as a “one-stop source” for broadband communications VLSI products. Network equipment OEMs can mix and match our VLSI devices to optimally configure their specific systems. Our product lines can be combined to provide a cost-effective communication systems solution with increased functional integration and features while providing seamless integration of SONET/SDH, Asynchronous/PDH and ATM/IP for broadband network applications. In 2002, the prices for our products ranged from approximately $10 to $500 per device, depending on technology, volume, complexity and functionality.

In 2002 we extended our product offerings in two important areas by introducing the EtherMap® family of products that enable the transport of Ethernet over SONET/SDH networks and the OMNI® family of products that provide an unparalleled solution for multi-service metropolitan area network switching applications.

Asynchronous/PDH Products

Our Asynchronous/PDH products provide high-bandwidth connections and are used to configure transmission equipment for use in the public network. This equipment is used to increase the capacity of the copper-based public network. Our Asynchronous/PDH VLSI products also enable customer premise equipment (CPE), such as hubs and routers used in WANs and local area networks (LANs), to access the public network for voice and data communications with similar products in other locations.

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

SONET/SDH Products

In the SONET/SDH area, we offer devices that provide a direct interface for fiber optic transmission in North America, Europe and Asia. Our mappers bridge the interconnections between SONET/SDH equipment and asynchronous equipment, allowing DS-series and E-series transmission lines to be connected with SONET/SDH lines. These mappers transparently transport Asynchronous/PDH signals across the SONET/SDH network.

Our recently introduced EtherMap family of products constitutes a major extension of our SONET/SDH product line. These products comply with recently introduced industry standards for efficient and flexible transport of Ethernet over SONET/SDH networks. Ethernet is universally deployed in enterprise LANs, while SONET/SDH is equally ubiquitous in optical WANs. Our EtherMap products enable our customers to rapidly enhance their existing systems or to develop new systems that provide Ethernet transport capabilities. This in turn provides value to their customers, the service providers, by enabling service providers to leverage their existing investment in SONET/SDH networks to provide new revenue generating services.

Our SONET/SDH products have traditionally been used to build access equipment, add/drop multiplexers, digital cross connects and other telecommunication and data communications equipment. This equipment is configured for use in both domestic and international fiber-based public networks. Our SONET/SDH products also have applications in CPE, such as routers and hubs, and in central offices, adding integrated fiber optic transmission capability to telephone switches.

With the introduction of our OMNI multi-service switching family of products, we have extended the reach of SONET/SDH products from the access networks into the metro networking space. The product family consists of highly integrated SONET/SDH Transport Processor and a Switch Element device that enables our customers to build highly scalable switch fabrics with improved performance in the areas of switching granularity and versatility of simultaneously supporting multiple data types.

ATM/IP Products

Our ATM/IP products provide the key functions of ATM/IP-based multi-service access multiplexer systems. CellBus® is a system architecture invented by TranSwitch for implementing ATM/IP access multiplexers and ATM/IP switching systems. The products incorporating our CellBus technology include the CUBIT® and ASPEN® families of VLSI devices. Our CellBus technology provides single-chip ATM/IP switching capability in access equipment. These products have been designed into many network system OEMs’ solutions since late 1995, establishing CellBus as a significant technology in the global broadband network access market. Our ATM/IP products also include VLSI semiconductor devices for line interfacing and service adaptation functions, including the mapping of these data protocols into SONET/SDH.

Technology

We believe that one of our core competencies is our knowledge of the telecommunications and data communications landscape. Specifically, our systems engineering personnel possess substantial telecommunications and data communications design experience, as well as extensive knowledge of the relevant standards. This includes not only a thorough understanding of the actual written standards, but also an awareness of and appreciation for, the nuances associated with these standards necessary for assuring that device designs are fully compliant. To date, we have been very successful in delivering VLSI devices that are standards compliant as we have insignificant warranty claims.

Complementing our communications industry expertise is our VLSI design competence. Our VLSI design personnel have extensive experience in designing high-speed digital and mixed-signal devices for communications applications. These designs require a sophisticated understanding of complex technology, as well as the specifics of the deep sub-micron manufacturing processes and their resulting impact on device performance. We have developed a large number of VLSI blocks and intellectual property (IP) cores that operate under the demanding requirements of the telecommunications and data communications industries. These blocks and IP cores have been designed using standard VLSI-oriented programming languages such as Visic Hardware Descriptive Language (VHDL) and Verilog and have been verified with standard verification tools.

We have developed proprietary tool sets, called “Test Benches”, that facilitate rapid development of VLSI products and help assure that our products are standards compliant and meet customer requirements. These Test Benches consist of behavioral models of all applicable functions in a high-level design environment and also include test signal generators and analyzers such as models of SONET/SDH signals. Systems engineers use Test Benches to test new architectural concepts, while VLSI designers use Test Benches to ensure that the device conforms to product specifications.

In addition to the extensive hardware functionality, many of our products utilize embedded processors that are software programmable. This approach enables us to develop products with higher levels of functionality and flexibility than are possible with purely hardware based solutions.

The newly introduced EtherMap and OMNI product families are multi-million gate devices, which will be implemented in 0.18, 0.15 and 0.13 micron complementary metal oxide semiconductor (CMOS) silicon technologies. They incorporate high speed mixed signal circuitry, and many of them are equipped with embedded processors that provide added functionality through software.

Other products that incorporate programmability are the ASPEN family of ATM processors, and the PHAST series of products that target simultaneous mapping and transport of ATM/point-to-point protocol (PPP) and time division multiplex (TDM) services over fiber optic networks. In addition, we have introduced a family of devices which provide a high degree of granularity for access networks. The T3BwP and TEPro VLSI devices support both data and management planes with an on-chip Reduced Instruction Set Computing (RISC) processor supporting full standards based management and performance monitoring.

We have enhanced our internal chip layout capabilities through the acquisition of experienced personnel through standard hiring practices and enhanced our design for test capability through the acquisition of Horizon Semiconductors, Inc., in 2001, both of which have resulted in significant improvements in silicon efficiency and time-to-market. Our system-on-a-chip (SOC) definition, architecture, verification expertise and design methodology ensure that hardware and software architectural trade-offs yield desired performance testing from our VLSI solutions. The system-on-a-chip performance, simulation, emulation, verification and stress testing, using Test Benches and test equipment, ensures that our products meet carrier class quality, performance and reliability requirements.

The expertise of our personnel, our rigorous design methodology and our investment in state-of-the-art tools enable us to develop the complex and innovative products our customers demand.

Marketing and Sales

Our marketing strategy focuses on key customer relationships to promote early adoption of our VLSI devices in the products of market-leading communications equipment OEMs. Through our customer sponsorship program, OEMs collaborate on product specifications and applications while participating in product testing in parallel with our own certification process. This approach accelerates our customers’ time-to-market delivery while enabling us to achieve early design wins for our products and obtain non-recurring engineering expense support and volume forecasts for specific products from these sponsors.

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

We have established foreign distributors and sales representative relationships in Australia, Belgium, Brazil, Canada, China, Germany, India, Ireland, Israel, Italy, Japan, Korea, Luxemburg, Mexico, Spain, Switzerland, Taiwan, Turkey and the United Kingdom. We also sell our products through domestic distributors and a network of domestic sales representatives. We have regional sales and technical support capabilities in Boston,

Massachusetts; Chicago, Illinois; San Jose, California; Morristown, New Jersey; Raleigh/Durham, North Carolina; Dallas, Texas; Ottawa, Ontario; Stockholm, Sweden; Paris, France; Rome, Italy; Berkshire, England; Hilversum, Netherlands; Brussels, Belgium; Tel Aviv, Israel; New Delhi, India; and Taipei, Taiwan, as well as at our headquarters facility in Shelton, Connecticut.

Customers

We have sold our products and services to over 400 customers since shipping our first product in 1990. Our customers include public network systems OEMs that incorporate our products into telecommunications systems, WAN and LAN equipment OEMs, Internet-oriented OEMs, communications test and performance measurement equipment OEMs and government, university and private laboratories that use our products in advanced public network and WAN and LAN developments. A small number of our customers have historically accounted for a substantial portion of our net revenues. The following tables set forth the percentage of net revenues attributable to our major distributors as well as the significant customers that had total purchases (either direct or through distributors) of greater than 10% of net revenues for the three years ended December 31, 2002:

	Years ended December 31,
	2002	2001	2000
Distributors:
Arrow Electronics, Inc.(1)	19%	*	*
Weone Corporation(2)	13%	10%	*
Insight Electronics, Inc.(3)	10%	24%	32%
Unique Memec(4)	*	10%	16%
Significant Customers:
Tellabs, Inc.(1)(3)	23%	*	16%
Siemens AG(4)	19%	21%	*
Cisco Systems, Inc.(3)	11%	*	*
Redback Networks, Inc.(3).	*	12%	*
Samsung Corporation(2)	*	11%	*
Lucent Technologies, Inc.(3)	*	11%	11%

(1)	The primary end customer of the shipments to Arrow Electronics, Inc. is Tellabs, Inc.
(2)	The primary end customer of the shipments to Weone Corporation is Samsung Corporation.
(3)	The end customers of the shipments to Insight Electronics, Inc. include; Cisco Systems, Inc., Lucent Technologies, Inc., Redback Networks, Inc., and a portion of Tellabs, Inc. purchases.
(4)	A portion of the shipments to Siemens AG were distributed through Unique Memec.

*	Revenues were less than 10% of our net revenues in these years.

Information on reportable operating segments for each of the last three years is located in Note 8 of the Notes to Consolidated Financial Statements in Item 8 of this report and incorporated herein by reference.

Research and Development

We believe that the continued introduction of new products in our target markets is essential to our growth. As of December 31, 2002, we had 260 full-time employees engaged in research and product development efforts. We employ designers who have the necessary engineering and systems qualifications and who are experienced in software, mixed-signal, high-speed digital, telecommunications and data communications technologies. See Item 2 “Properties”, for a listing of our design centers that are engaged in product development.

Research and development expenditures for the years 2002, 2001 and 2000 were $53.5 million, $49.3 million, and $24.2 million, respectively. In 2002, 2001 and 2000, we also expensed $2.0 million, $22.0 million and $2.8 million of purchased in-process research and development related to the acquisitions of Systems On Silicon, Inc, Opal Acquisition Corporation (formerly known as Onex Communications Corporation) and TranSwitch Silicon Valley, Inc. (formerly known as Alacrity Communications, Inc.), respectively.

All development efforts are carried out using ISO 9001 certified design processes and our design tools and environment are continuously updated to improve design, fabrication and verification of products. From time to time, we subcontract design services and acquire products from third parties to enhance our product lines. Our internal research and development organization thoroughly reviews the external development processes and the design of these products as part of its quality assurance process.

Patents and Licenses

Through the end of 2002, TranSwitch has been issued or became an assignee of one hundred twenty-three (123) patents worldwide with one hundred three (103) patents pending worldwide. TranSwitch has been assigned forty-two (42) United States patents of which two are co-assigned (one with Siemens Telecommunications Systems, Ltd. and one with ECI Telecom Ltd.). One of the United States patents has been abandoned and is no longer in force. In addition there were twenty-nine (29) United States patents pending. Many of the United States issued and pending patents were filed internationally. As a result, TranSwitch has been issued eighty-two (82) international patents, which include the co-assigned patents from Siemens Telecommunications Systems, Ltd. and ECI Telecom Ltd., as of December 31, 2002. For one or more of its United States patents, TranSwitch has coverage in Canada, China, Taiwan, Israel, Japan, Korea, France, Germany, United Kingdom, Belgium, Italy, Sweden, Spain, Ireland, Denmark, The Netherlands, Portugal, Switzerland, Luxembourg and Liechtenstein. Internationally, there are fifty-three (53) patents pending in specific countries with an additional twenty-one (21) filed in the European Patent Office (EPO) or under the Patent Cooperative Treaty (PCT).

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

We also have been granted registration of seventeen trade or service marks in the United States, and we have four more U.S. applications for trademarks awaiting approval. We have also obtained four trademark registrations under the European Community Trademark (ECT) procedure with one awaiting approval in the ECT and two awaiting approval in Canada.

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

We sell our products into the telecommunications and data communications industries, in which products are subject to various standards that are agreed upon by recognized industry standards committees. Where applicable, we design our products to be in conformity with these standards. We have received and expect to continue to receive, in the normal course of business, communications from third parties stating that if certain of our products meet a particular standard, these products may infringe one or more patents of that third party. We will review the circumstances of each communication, and, in our discretion and upon the advice of legal counsel, have taken or may take in the future one of the following courses of action: we may negotiate payment for a license under the patent or patents that may be infringed, we may use our technology and/or patents to negotiate a cross-license with the third party or we may decline to obtain a license on the basis that we do not infringe the claimant’s patent or patents, or that such patents are not valid, or other bases. We cannot assure that licenses for any of these patents will be available to us on reasonable terms or that we would prevail in any litigation seeking damages or expenses from us or to enjoin us from selling our products on the basis of any of the alleged infringements.

Manufacturing and Quality

Our manufacturing objective is to produce reliable, high-quality devices on a cost effective basis. To this end, we seek to differentiate ourselves by:

•	maximizing the reliability and quality of our products;

•	achieving on-time delivery of our products to our customers;

•	minimizing capital and other resource requirements by subcontracting capital-intensive manufacturing; and

•	achieving a gross margin commensurate with the value of our products.

Established independent foundries manufacture all of our VLSI devices. This approach permits us to focus on our design strengths, minimize fixed costs and capital expenditures and access diverse manufacturing technologies. Currently, we utilize seven foundries to process our wafers, of which four of these relationships are governed by foundry agreements: Texas Instruments Incorporated (TI), LSI Logic Corporation, IBM Microelectronics (a division of IBM) and Taiwan Semiconductor Manufacturing Company Limited (TSMC). Foundries are required to have qualified and reliable processes. The selection of a foundry for a specific device is based on availability of the required process technology and the foundry’s capability to support the particular set of tools used by us for that device. Currently, TI manufactures all of our Bipolar Complementary Metal Oxide Semiconductor (BiCMOS) devices.

Various independent subcontractors and foundry suppliers perform assembly and testing functions. Additionally, certain testing and inspection functions are performed at our facility in Shelton, Connecticut.

TUV Rheinland of North America, Inc. registers us as complying with the requirements of ISO 9001.

Acquisitions

While some of the next generation products we introduce are based on technologies that we develop ourselves, we have filled some of our technology gaps through acquisitions. The following is a table that summarizes technology and skills we obtained through acquisitions of stand-alone companies during the three years ended December 31, 2002.

Acquired Company	Date Acquired	Technology / Skill Acquired
Easics N.V.	May 2000	Design methodology/design resources

TranSwitch Silicon Valley, Inc. (formerly known as Alacrity Communications, Inc.)[1]	August 2000	ATM Switching, design resources, AsTriX and Sertopia products

ADV Engineering S.A.	January 2001	Telecom VLSI design/software resources

Horizon Semiconductors, Inc.	February 2001	Built-in self-test technology/computer aided dispatch (CAD) resources

Opal Acquisition Corporation (formerly known as Onex Communications Corporation)	September 2001	Multi-protocol, high-speed switching products/design resources

Systems On Silicon, Inc. (SOSi)[1]	March 2002	VLSI solutions for the metro and access markets

(1)	We have subsequently closed the design centers at TranSwitch Silicon Valley, Inc. and SOSi. Refer also to Note 13—Restructuring and Asset Impairment Charges of our Consolidated Financial Statements.

Investments in Non-Publicly Traded Companies

We will, from time-to-time, make investments (which include convertible bridge loans) in early stage venture-backed, start-up companies that develop technologies that are complementary to our product roadmap. In each case we have also entered into commercial agreements giving us the rights to resell products developed by these companies. The following is a table that summarizes the investments we have made and their related technologies during the three years ended December 31, 2002.

Investee Company	Initial Investment Date	Technology
OptiX Networks, Inc.	February 2000	10 Gb/s and 40 Gb/s SONET/SDH framing devices

Intellectual Capital for Integrated Circuits, Inc.	December 2000	Next generation wireless base station VLSI devices

TeraOp (USA), Inc.	May 2001	Optical switching devices based on MicroElectroMechanical System (MEMS) technology

Accordion Networks, Inc.	December 2001	Carrier class broadband multi-service access systems

A description of each of these businesses, including their locations, follows. When determining the accounting method for these investments, we consider both direct (TranSwitch) ownership and indirect ownership, which is comprised of employees and directors of TranSwitch. We also consider other factors, such as our influence over the financial, technology and operating policies of these companies.

OptiX Networks, Inc. is a Delaware corporation with offices in Weston, Massachusetts and a research and development center in Kfar Saba, Israel. OptiX Networks is developing VLSI devices in advanced technologies for the broadband optical backbone, interoffice and metro area communications. Initial products will focus on 10 Gb/s and 40 Gb/s SONET/SDH framing. As of December 31, 2002, we have committed to provide up to $4.0 million in convertible debt financing to OptiX Networks, of which we have funded approximately $3.5 million. We have an obligation to fund the remaining $0.5 million of this convertible bridge loan subject to certain terms and conditions of the convertible bridge loan agreement. We account for this investment under the equity method.

Intellectual Capital for Integrated Circuits, Inc. (IC4IC) is a Delaware corporation with offices in Yokneam Illit, Israel. IC4IC specializes in the designing, developing and marketing of VLSI solutions serving the wireless Internet market segment for multi-access platform. We account for this investment under the cost method. Refer to Note 17—Subsequent Events of our Consolidated Financial Statements, which discuss a potential change in accounting method for this investment.

TeraOp (USA), Inc. is a Delaware corporation with a research and development center in Magshimim, Israel. TeraOp designs micro electro mechanical systems (MEMS) based optical crossbars for next generation core and metro storage switches and routers. We account for this investment under the cost method. Refer to Note 17—Subsequent Events of our Consolidated Financial Statements, which discuss a potential change in accounting method for this investment.

Accordion Networks, Inc. is a California corporation with offices in Milpitas, California. Accordion designs and supplies broadband services platforms designed to allow service providers to remotely activate, personalize and manage bandwidth-intensive applications. Accordion’s target market is metro area telecommunications and data communications providers. We account for this investment under the cost method.

Other than our commitment to OptiX Networks noted above, we do not have any further obligations to participate in future rounds of financing of the above companies, although we do have rights of first refusal to purchase additional securities offered by the above companies. We do not have any commitments to acquire or merge with any of the companies in which we have investments. Additionally, we do not have a right of first refusal to acquire these companies. Our rights are consistent with the rights of all holders of the class (or classes) of stock that we have purchased.

Investments in Venture Capital Funds

We have also invested in two venture capital funds as follows:

GTV Capital, L.P. (GTV), is a partnership in the business of making, supervising and disposing of capital investments in equity or equity-related securities in companies engaged in high-technology industries. The partnership focuses on seed and early-stage investments in communication infrastructure technology companies, including wireless and optical systems technology, storage and related semiconductor technology, and media convergence technology. We account for this investment under the equity method.

Neurone Ventures II, L.P. (Neurone), is a partnership in the business of making, supervising and disposing of privately negotiated equity and equity-related investments, principally in early-stage Israeli and Israeli-related high-technology companies. We account for this investment under the equity method. Neurone is also an investor in IC4IC and we are a 1% owner of Neurone.

Competition

The communication semiconductor industry is intensely competitive and is characterized by the following:

•	rapid technological change in design tools, wafer-manufacturing technologies, process tools and alternate networking technologies;

•	availability of fabrication capacity;

•	unforeseen manufacturing yield problems;

•	heightened international competition in many markets; and

•	price erosion.

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

Our principal competitors in the Asynchronous/PDH and SONET/SDH areas are Applied Micro Circuits Corporation, Conexant Systems, Inc., Cirrus Logic, Inc., Infineon Technologies, Exar Corporation, Agere Systems, PMC-Sierra Inc., TriQuint Semiconductor, Inc., Vitesse Semiconductor Corporation and Broadcom Corporation. In addition, there are a number of ASIC vendors, including AMI Semiconductor, LSI Logic Corporation and STM Microelectronics Group, which compete with us by supplying customer-specific products to OEMs. In the ATM market, the principal competitors include all the vendors mentioned above and, in addition, Intel Corporation. Other domestic and international vendors have announced plans to enter into this market.

Backlog

As of December 31, 2002, our backlog was $2.2 million, as compared to $4.0 million as of December 31, 2001. Backlog represents firm orders anticipated to be shipped within the next 12 months. Our business and, to a large extent, that of the entire communication semiconductor industry, is characterized by short-term order and shipment schedules. Since orders constituting our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty, backlog is not necessarily an indication of future revenues. During 2002 and 2001, many of our customers experienced decreased demand, order cancellations or postponements.

Employees

At December 31, 2002, we employed 366 full time employees, which included 260 in research and development, 68 in marketing and sales, 20 in operations and quality assurance, and 18 in administration. We have not entered into any collective bargaining agreements. We have never experienced any work stoppage and we believe our employee relations are good.

Subsequent to December 31, 2002, we announced a restructuring action aimed at reducing operating costs. This resulted in terminations of approximately 25% of our workforce. Refer to Note 17—Subsequent Events of our Consolidated Financial Statements for additional details.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports will be made available free of charge through the Investor Relations section of the Company’s Internet website (http://www.transwitch.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Our executive offices are located at Three Enterprise Drive, Shelton, CT 06484.

Item 2.    Properties

Our headquarters are located in a suburban office park in Shelton, Connecticut. We have additional sales offices and design centers located throughout the world. The following is a summary of our offices and locations for which we have lease commitments:

Location	Business Use	Square Footage	Lease Expiration Dates
Shelton, Connecticut(1)	Corporation Headquarters, Product Development, Operations, Sales, Marketing and Administration	181,711	May 2004—April 2017
Raleigh, North Carolina(3)	Product Development	6,604	February 2007
Stoneham, Massachusetts(2)	Product Development and Sales Support	8,924	September 2005
Bedford, Massachusetts	Product Development	17,907	September 2003
Milpitas, California(3)	Product Development, Sales and Sales Support	8,800	July 2003
South Brunswick, New Jersey(4)	Product Development	6,786	April 2006
Toulouse, France	Product Development	4,200	March 2004
Eclubens, Switzerland	Product Development	2,640	April 2005
Taipei, Taiwan	Sales Support	2,500	Less then 1 Year
New Delhi, India	Product Development	20,000	June 2003—May 2004
Leuven, Belgium	Product Development, Sales and Sales Support	7,400	Less then 1 Year
Antony, France	Sales and Sales Support	355	Less then 1 Year
Kista, Sweden	Sales and Sales Support	215	Less then 1 Year
Herzelia, Israel	Sales and Sales Support	248	Less then 1 Year

Notes

Refer to Note 15—Supplemental Cash Flow Information of our Consolidated Financial Statements for additional disclosures regarding our commitments under lease obligations. Also, refer to Note 13—Restructuring and Asset Impairment Charges of our Consolidated Financial Statements regarding our restructuring charges during fiscal years 2002 and 2001 as we have recorded charges for future rent payments relating to excess office space.

(1)	Of the space being leased in Shelton, Connecticut, approximately 123,000 feet is considered excess for which we have taken restructuring charges in 2002 and 2001. Approximately 84,000 square feet of this space is currently being sublet.
(2)	We have taken restructuring charges for the facility in Stoneham, Massachusetts effective December 31, 2001 and have transitioned the staff and business functions to our Bedford, Massachusetts facility.
(3)	We have taken restructuring charges for the facilities in Raleigh, North Carolina and Milpitas, California effective July 15, 2002 and have transitioned the business functions to other TranSwitch facilities. The Raleigh, North Carolina space is currently being sublet.
(4)	Subsequent to December 31, 2002, we announced that we were closing our New Jersey design center. Refer to Note 17—Subsequent Events of our Consolidated Financial Statements for additional disclosure.

Item 3.    Legal Proceedings

We are not party to any material litigation proceedings. However, we are currently prosecuting civil action number 03-10228NG in U.S. District Court in Massachusetts, entitled TranSwitch Corp. v. Galazar Networks, Inc., and are responsible for litigation costs there from. We are asserting that Galazar Networks, Inc. (Galazar) infringes three of our United States patents. In that action Galazar has alleged that those three patents are not infringed, are invalid and are unenforceable. There can be no assurances that we will be successful in our suit against Galazar or that Galazar will be unsuccessful in its allegations.

Item 4.    Submission of Matters to a Vote of Security-Holders

We did not submit any matters to a vote of our security-holders during the three months ended December 31, 2002.

PART II

Item 5.     Market for Registrants’ Common Equity and Related Stockholder Matters

Our common stock is traded under the symbol “TXCC” on the Nasdaq SmallCap Market. The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock on the Nasdaq National Market until October 14, 2002, at which time we began trading on Nasdaq SmallCap Market. The prices set forth below reflect a 3-for-2 stock split in the form of a dividend effected on June 8, 1999, a 3-for-2 stock split in the form of a dividend effected on January 11, 2000, and 2-for-1 stock split in the form of a dividend effected on August 10, 2000.

	High	Low
Year ended December 31, 2002:
First Quarter	$5.50	$2.80
Second Quarter	$3.33	$0.63
Third Quarter	$0.93	$0.40
Fourth Quarter	$1.22	$0.22

Year ended December 31, 2001:
First Quarter	$55.75	$12.00
Second Quarter	$20.35	$6.69
Third Quarter	$10.75	$2.80
Fourth Quarter	$6.38	$2.15

As of March 12, 2003 there were approximately 615 holders of record and approximately 36,335 beneficial shareholders of our common stock.

We have never paid cash dividends on our common stock. We currently do not anticipate paying any cash dividend in the foreseeable future. Any future declaration and payment of dividends will be subject to the discretion of our Board of Directors, will be subject to applicable law and will depend upon our results of operations, earnings, financial condition, contractual limitations, cash requirements, future prospects and any other factors deemed relevant by our Board of Directors.

We also have securities authorized for issuance under equity compensation plans. This information is incorporated herein by reference to the information in the section entitled “Equity Compensation Plan Information” contained in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2002.

Item 6.    Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 of this Form 10-K. The selected statement of operations data as well as the selected balance sheet data presented below are derived from our consolidated financial statements, which have been audited by KPMG LLP, our independent auditors, and together with their report thereon are included in Item 8 of this Form 10-K. Historical periods have been restated to reflect the share-for-share exchange accounted for as a pooling of interests with Easics N.V. in May 2000. Historical periods have also been restated to reflect the change in accounting principle from the cost to the equity method for our investment in OptiX Networks, Inc.

	Years ended December 31,
	2002	2001	2000	1999	1998
	Amounts presented in thousands, except per share
Selected Statement of Operations Data:
Net revenues	$16,636	$58,682	$155,083	$73,533	$45,993
Gross profit (loss)	5,857	(1,799)	108,936	48,323	28,719
(Loss) income before extraordinary gain(1)	(197,709)	(101,519)	37,970	25,334	6,157
Extraordinary gain from repurchase of 4½% convertible notes due 2005, net of income taxes of $19,491 and $13,215 for the years ended December 31, 2002 and 2001, respectively	32,485	22,093	—	—	—

Net (loss) income(1)(2)	$(165,224)	$(79,426)	$37,970	$25,334	$6,157

Basic (loss) earnings per share before extraordinary gain(1)(2)(3)(4)(5)	$(2.20)	$(1.16)	$0.46	$0.33	$0.10
Basic (loss) earnings per share(1)(2)(3)(4)(5)	$(1.84)	$(.91)	$0.46	$0.33	$0.10
Diluted (loss) earnings per share(1)(2)(3)(4)(5)	$(1.84)	$(.91)	$0.43	$0.31	$0.09
Shares used in calculation of basic (loss) earnings per share(3)(5)	90,037	86,904	81,681	76,676	63,174
Shares used in calculation of diluted (loss) earnings per share(3)(4)(5)	90,037	86,904	87,559	81,596	67,482

	December 31,
	2002	2001	2000	1999	1998
Selected Balance Sheet Data:
Cash, cash equivalents and short-term investments	$183,647	$409,592	$564,124	$75,802	$27,903
Working capital	$176,783	$402,007	$592,934	$92,439	$34,286
Long-term investments (marketable securities)	$21,819	$26,582	$54,183	$36,003	$—
Total assets(1)	$243,353	$616,364	$741,245	$162,067	$50,175
4½% Convertible Notes due 2005	$114,113	$314,050	$460,000	$—	$—
Total stockholders’ equity(1)	$85,661	$250,093	$257,354	$152,138	$41,255

(1)	The 2001 and 2000 figures have been adjusted for the effect of the change in the investment in OptiX Networks, Inc. from the cost to the equity method of accounting, as required under Generally Accepted Accounting Principles (U.S. GAAP).
(2)	Results for fiscal years 2002 and 2001 reflect the impact that the severe downturn in the telecommunications industry has had on our business. Over the past two years we have taken significant charges to the results of operations as a result of industry conditions and our financial position. These charges include: restructuring charges and asset impairments, write-downs of excess inventories, impairments of investments in non-publicly traded companies, a valuation allowance for our deferred tax assets and impairment of our goodwill balance. Our business results are outlined in further detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 of this document as well as the footnotes to our financial statements appearing in Item 8 of this document.
(3)	Revised to reflect a 3-for-2 stock split in the form of a dividend on June 8, 1999, a 3-for-2 stock split in the form of a dividend on January 11, 2000 and a 2-for-1 stock split in the form of a dividend on August 10, 2000.
(4)	For purposes of calculating diluted (loss) earnings per share in 2002 and 2001, the assumed conversion of 4½% Convertible Notes due 2005 is not taken into consideration, as it is anti-dilutive.
(5)	Diluted loss per share amounts for the years ended December 31, 2002 and 2001 are the same as basic. Because we recorded a net loss in each of these years, the assumed exercise of dilutive securities would be anti-dilutive.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Conditions and Results of Operations (MD&A) is provided as a supplement to the accompanying consolidated financial statements and footnotes (Item 8) to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The MD&A is organized as follows:

Caution concerning forward-looking statements.    This section discusses how certain forward-looking statements made by us throughout the MD&A are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

Overview.    This section provides a general description of our business.

Critical accounting policies and use of estimates.    This section discusses those accounting policies that are both considered important to our financial condition and operating results and require significant judgment and estimates on the part of management in their application.

Restatements of prior period results.    During fiscal 2002, we restated 2001 and 2000 results due to a change in accounting principle related to an investment in a non-publicly traded company. This is further described in this section.

Results of operations.    This section provides an analysis of our results of operations for the years ended December 31, 2002, 2001 and 2000. In addition, a brief description is provided of transactions and events that impact the comparability of the results being analyzed.

Liquidity and capital resources.    This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements. In this section, we also summarize related party transactions, subsequent events and recent accounting pronouncements.

Certain factors that may affect future results.    In this section, we detail certain risk factors that affect our quarterly and annual results, but which are difficult to predict.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. When used in this report, the words, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “expect” and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS” and elsewhere in this report. You should read this discussion in conjunction with the consolidated financial statements and the notes thereto included in this report.

OVERVIEW

TranSwitch is a Delaware corporation incorporated on April 26, 1988. We design, develop and market highly integrated semiconductor devices that provide core functionality in voice and data communications network equipment deployed in the global network infrastructure. In addition to their high degree of functionality, our products incorporate digital and mixed-signal (analog and digital) processing capabilities, providing comprehensive system-on-a-chip (SOC) solutions to our customers.

Our products are compliant with all of the relevant network standards including Asynchronous/Plesiochronous Digital Hierarchy (Asynchronous/PDH), Synchronous Optical Network/Synchronous Digital Hierarchy (SONET/SDH) and Asynchronous Transfer Mode/Internet Protocol (ATM/IP). We offer several products that combine multi-protocol capabilities on a single chip, enabling our customers to develop network equipment for multi-service (voice, data and video) applications. A key attribute of our products is their inherent flexibility. Many of our products incorporate embedded programmable processors, enabling us to rapidly accommodate new customer requirements or evolving network standards.

We bring value to our customers through our communications systems expertise, VLSI design skills and commitment to excellence in customer support. Our innovative skills and technical capabilities enable us to define and develop products that permit our customers to achieve faster time-to-market and to produce communications systems that offer a host of benefits such as greater functionality, improved performance, lower power dissipation, reduced system size and cost and greater reliability.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

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

We consider the most critical accounting policies and uses of estimates in our Consolidated Financial Statements to be those surrounding:

(1) revenues, cost of revenues and gross profit;

(2) estimated excess inventories;

(3) valuation of deferred tax assets;

(4) valuation and impairment of goodwill;

(5) estimated restructuring reserves; and

(6) valuation of investments in non-public companies.

These accounting policies, the basis for these estimates and their potential impact to our consolidated financial statements, should any of these estimates change, are further described as follows:

Revenues, Cost of Revenues and Gross Profit.    Net revenues are primarily comprised of product shipments, principally to domestic and international telecommunications and data communications OEMs and to distributors. Net revenues from product sales are recognized at the time of product shipment when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) title and risk of loss transfers to the customer; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. Agreements with certain distributors provide price protection and return and allowance rights. With respect to recognizing revenues from our distributors: (1) the prices are fixed at the date of shipment from our facilities; (2) payment is not contractually or otherwise excused until the product is resold; (3) we do not have any obligations for future performance relating to the resale of the product; and (4) the amount of future returns, allowances, refunds and costs to be incurred can be reasonably estimated and are accrued at the time of shipment. Service revenues are recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) we have performed a service in accordance with our contractual obligations; (3) the fee is fixed or determinable, and (4) collectibility is reasonably assured.

At the time of shipment, we record an expense (and related liability) against our gross product revenues for future price protection and sales allowances. This liability is established based on historical experience, contractually agreed to provisions and future shipment forecasts. We had established liabilities totaling $1.0 million and $1.9 million as of December 31, 2002 and 2001, respectively, for price protection and sales allowances related to shipments that were recorded as revenue during the preceding 12 months. Should our actual experience differ from our estimated liabilities, there could be adjustments (either favorable or unfavorable) to our net revenues, cost of revenues and gross profits.

We also record, at the time of shipment, an expense (and related liability) against our gross product revenues and an inventory asset against product cost of revenues in order to establish a provision for the gross margin related to future returns under our distributor stock rotation program. As of December 31, 2002, we had established a liability of $0.5 million and an inventory asset of $0.25 million for a stock rotation reserve for future estimated returns totaling $0.25 million. This compares to a liability of $0.4 million and an inventory asset of $0.2 million for a stock rotation reserve for future estimated returns totaling $0.2 million as of December 31, 2001. Should our actual experience differ from our estimated liabilities, there could be adjustments (either favorable or unfavorable) to our net revenues, cost of revenues and gross profits.

We warranty our products for up to one year from the date of shipment. A liability is recorded for estimated claims to be incurred under product warranties and is based primarily on historical experience. Estimated warranty expense is recorded as cost of product revenues when products are shipped. As of December 31, 2002 and 2001, we had a warranty liability established in the amounts of $0.2 million and $0.2 million, respectively, which is included in accrued expenses on the consolidated balance sheets. We had no material warranty claims during the year ended December 31, 2002. Should future warranty claims differ from our estimated current liability, there could be adjustments (either favorable or unfavorable) to our cost of revenues. Any adjustments to cost of revenues could also impact future gross profits.

Estimated Excess Inventories.     We periodically review our inventory levels to determine if inventory is stated at the lower of cost or net realizable value. The telecommunications and data communications industries have experienced a significant downturn during the past few years and, as a result, we have had to evaluate our inventory position based on known backlog of orders, projected sales and marketing forecasts, shipment activity and inventory held at our significant distributors. During the year ended December 31, 2002, as a result of current and anticipated business conditions, as well as lower than anticipated demand, we recorded a charge for excess inventories of approximately $4.8 million. During the year ended December 31, 2001 we recorded a charge for excess inventories of approximately $39.2 million. Most of these products have not been disposed of and remain in inventory at an adjusted cost basis of zero.

During fiscal 2002, we recorded net product revenues of approximately $4.8 million on shipments of excess inventory that had previously been written down to their estimated net realizable value of zero. This resulted in 100% gross margin on these product revenues. Had these products been sold at our historical average cost basis, a 51% gross margin would have been recorded. We currently do not anticipate that a significant amount of the excess inventories subject to the write-downs described above will be used in the future based upon our current demand forecast. Should our actual future demand exceed the estimates that we used in writing down our excess inventories, we will recognize a favorable impact to cost of revenues and gross profits. Should demand fall below our current expectations, we may record additional inventory write-downs which will result in a negative impact to cost of revenues and gross profits.

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

We continually evaluate our deferred tax assets as to whether it is “more likely than not” that the deferred tax assets will be realized. In assessing the realizability of our deferred tax assets, we consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Based on this assessment, we believe that significant uncertainty exists surrounding the recoverability of the deferred tax assets and we have accordingly recorded a valuation allowance for all of our deferred tax assets. As a result of recording the valuation allowance, $61.4 million was charged to income tax expense in the consolidated statement of operations during the year ended December 31, 2002.

At December 31, 2002, we had deferred income tax assets, net of valuation allowances, of zero compared to $68.6 million as of December 31, 2001. Deferred income tax assets decreased during fiscal 2002 due to the establishment of the valuation allowance described above.

Valuation and Impairment of Goodwill.    We review goodwill for impairment under SFAS 142, which states that goodwill impairment is deemed to exist if the net asset value of a reporting unit exceeds its estimated fair value. We operate within a single reporting unit; therefore no goodwill is allocated. We are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. When measuring the potential impairment of goodwill, we determine the fair value of our reporting unit and compare this fair value against the carrying value of the goodwill. If the fair value of the reporting unit exceeds that of the goodwill and intangible assets, then no impairment exists. If the fair value of the reporting unit is less than that of the carrying value of our goodwill and intangible assets, then these assets will be written down by the difference. We use a quarterly average of our historical quoted common stock price when assessing a reporting unit’s fair value. As a result, impairment of our goodwill could occur if our common stock trades below the carrying value of these assets for an extended period of time.

We performed an impairment review of our goodwill in accordance with SFAS 142 and, as a result, recorded a goodwill impairment charge of $59.9 million during the year ended December 31, 2002 to reduce the carrying value of goodwill to zero. The amount of goodwill impairment primarily reflects the decline in our stock price during 2002 and related market capitalization as of December 31, 2002. Our total goodwill balance was zero and $54.4 million on our consolidated balance sheets as of December 31, 2002 and 2001, respectively.

Estimated Restructuring Reserves.    During the fiscal year ended December 31, 2002, we recorded restructuring charges and asset impairments totaling $3.9 million related to employee termination benefits and costs to exit certain facilities, net of sub-lease benefits. During the fiscal year ended December 31, 2001, we recorded restructuring charges and asset impairments totaling $32.5 million related to employee termination benefits and costs to exit certain facilities. At December 31, 2002, the restructuring liabilities that remain total $27.5 million on our consolidated balance sheets, compared to $29.9 million as of December 31, 2001. The decrease of $2.4 million during the year ended December 31, 2002 was related to cash payments for severance and lease costs on excess facilities and a non-cash reduction to the remaining restructuring liability as we entered into a new sub-lease arrangement with a third party to rent a portion of our excess space, offset by the restructuring charges taken in the third quarter of fiscal 2002. Certain assumptions are used by management to derive this estimate, including future maintenance costs, price escalation and sublease income derived from these facilities. Should we negotiate additional sublease rental income agreements or reach a settlement with our lessors to be released from our existing obligations, we could realize a favorable benefit to our results of future operations. Should future lease, maintenance or other costs related to these facilities exceed our estimates, we could incur additional expenses in future periods.

Valuation of Investments in Non-Public Companies.    Since 1999, we have been making strategic equity investments in non-public companies that develop technologies that are complementary to our product road map. Depending on our level of ownership and whether or not we have the ability to exercise significant influence, we account for these investments on either the cost or equity method, and they are reviewed periodically for impairment. The appropriate reductions in carrying values are recorded when, and if, necessary. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, we carefully consider the investee’s cash position, projected cash flows (both short and long-term), financing needs, most recent valuation data, the current investing environment, management / ownership changes, and competition. This evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. Based on our evaluations, we recorded impairment charges related to our investments in non-publicly traded companies of $8.7 million during the year ended December 31, 2002. We used the modified equity method of accounting to determine the impairment loss for certain investments, as it was determined that no better current evidence of the value of our cost method investments existed and we believe that this gives us the best basis for our estimate given the negative cash flows of these companies. The modified equity method of accounting results in recording an impairment loss on a cost method investment equal to the investor’s proportionate share of the investee’s losses as its contributed capital is consumed to fund operating losses of the investee from the inception of the investor’s investment.

There were no impairment charges in the year ended December 31, 2001. Refer also to Note 5—Investments in Non-Publicly Traded Companies in our Consolidated Financial Statements for additional details. The total investment in non-public companies was $2.0 million and $9.8 million as of December 31, 2002 and 2001, respectively on the consolidated balance sheets.

RESTATEMENTS OF PRIOR PERIOD RESULTS

United States Generally Accepted Accounting Principles (U.S. GAAP) requires retroactive restatement where an equity investment previously accounted for under the cost method of accounting qualifies for use of the equity method. We have restated prior period results to reflect the change from the cost to the equity method of accounting for our investment in OptiX Networks, Inc. (OptiX) as we have obtained the ability to significantly influence the operating and financial policies of OptiX during the third quarter of fiscal 2002 through our investments in convertible preferred stock and a bridge loan. This restatement reduced the investment balance in OptiX (included in investments in non-publicly traded companies on the consolidated balance sheets), as if accounted for on the equity method since inception and we reflected our pro-rata share of equity in net losses of OptiX. The amounts reflecting equity in net losses of affiliates were recorded on the consolidated statement of operations for the prior periods reported. Refer also to Note 5—Investments in Non-Publicly Traded Companies in our Consolidated Financial Statements.

RESULTS OF OPERATIONS

The results of operations that follow should be read in conjunction with our critical accounting policies and estimates summarized above as well as our consolidated financial statements and notes thereof contained in Item 8 of this report. The following table sets forth certain consolidated statements of operations data as a percentage of net revenues for the periods indicated.

	Years ended December 31,
	2002	2001	2000
Net revenues:
Product revenues	95%	99%	99%
Service revenues	5%	1%	1%

Total net revenues	100%	100%	100%
Cost of revenues:
Product cost of revenues	30%	36%	29%
Provision for excess inventories	29%	67%	—
Service cost of revenues	6%	—	1%

Total cost of revenues	65%	103%	30%

Gross profit (loss)	35%	(3)%	70%

Operating expenses:
Research and development	322%	84%	15%
Marketing and sales	80%	38%	13%
General and administrative	44%	15%	4%
Amortization of goodwill	—	4%	—
Easics N.V. merger costs	—	—	1%
Impairment of goodwill	360%	—	—
Restructuring charge and asset impairments	23%	59%	—
Purchased in-process research and development	12%	37%	2%

Total operating expenses	841%	237%	35%

Operating (loss) income	(806%)	(240)%	35%

Comparison of Fiscal Years 2002 and 2001

Net Revenues.    The following tables summarizes our net product revenue mix by product line for the years ended December 31, 2002 and 2001 (dollar amounts in thousands):

	Year ended December 31, 2002		Year ended December 31, 2001		Percentage Increase / (Decrease) in Product Revenue
	Product Revenue	Percent of Product Revenue	Product Revenue	Percent of Product Revenue
SONET/SDH	$5,360	34%	$32,626	56%	(84)%
Asynchronous/PDH	4,037	25%	7,574	13%	(47)%
ATM/IP	5,193	33%	18,060	31%	(71)%
Multi Service/Switching	1,240	8%	—	—	*

Total	$15,830	100%	$58,260	100%	(73)%

*	Calculation not meaningful.

Total net product revenues for the year ended December 31, 2002 decreased by $42.5 million compared to the year ended December 31, 2001. This represents a 73% decline. During fiscal 2002, we began shipping products under our new Omni product line that we are classifying as Multi Service/Switching products. We expect this product line to grow in the future as we complete development and gain customer acceptance for this family of products. We continued to experience very difficult market conditions and decreased revenues in the SONET/SDH, the Asynchronous/PDH and ATM/IP product lines during the year ended December 31, 2002 compared to the comparable prior year period. SONET/SDH had the largest period over period percentage decrease. These decreases were primarily related to a decline in volumes shipped over the prior comparable period that we attribute to an overall economic downturn and significant excess capacity in the telecommunications and data communications industries.

Although our volumes are down significantly, we continue to retain the majority of our customer base. Our current product mix percentage is not consistent with historical trends as the market is in a severe downturn and we are also introducing new product lines. Given the lack of visibility in the current market, we cannot predict when, and to the extent that, historical product mix percentages will return, if at all.

Included in total net revenues were service revenues consisting of design services performed for third parties on a short-term contract basis. Service revenues for the year ended December 31, 2002 increased by $0.4 million, or 91%, from the prior year. Service revenues are not our primary strategic focus and, as such, will fluctuate up or down from period to period, depending on business priorities. Approximately 37% of service revenues during fiscal 2002 were from OptiX Networks, Inc. (OptiX), a related party. We obtained significant influence over the financial and operating policies of OptiX during the quarter ended September 30, 2002. As a result we have switched to the equity method of accounting for this investment and did not recognize revenue on any services performed for OptiX after March 30, 2002. Refer also to Note 5—Investments in Non-Publicly Traded Companies of our Consolidated Financial Statements.

International net revenues represented approximately 59% of net revenues for the year ended December 31, 2002 compared with approximately 69% of net revenues for the year ended December 31, 2001. The decrease in international revenues as a percent of total revenues in fiscal 2002 is due to a greater marketing focus on domestic customers than international during the fiscal year. We do not consider this decrease in international revenues a trend given our low shipment levels and the modest ordering patterns that currently exist throughout the industry. Refer also to Note 8—Segment Information and Major Customers in our Consolidated Financial Statements, which summarizes revenue by country.

Gross Profit.    The following tables present the impact to gross profit (loss) of the excess inventory charges and benefits for the years ended December 31, 2002 and 2001:

	Year ended December 31, 2002		Year ended December 31, 2001
	Gross Profit (loss)$	Gross Profit %	Gross Profit (loss) $	Gross Profit %
Gross profit – as reported	$5,857	35%	$(1,799)	(3)%
Excess inventory charge(1)	4,832	29%	39,218	67%
Excess inventory benefit(2)	(2,183)	(13)%	—	—

Gross profit – as adjusted	$8,506	51%	$37,419	64%

(1)	During the years ended December 31, 2002 and 2001, we recorded a provision for excess inventories of approximately $4.8 million and $39.2 million, respectively, as costs of revenues.
(2)	During 2002, we realized an excess inventory benefit from the sale of products which had previously been written down to a cost basis of zero. For the purposes of comparing the change in gross profit on net revenues, we are excluding this benefit and calculating gross profit on these product revenues as if they had been sold at their historical average costs. There were no sales of excess inventories during the year ended December 31, 2001.

Total gross profit for the year ended December 31, 2002 increased by $7.7 million, or 426%, from the prior year. This increase is due in large part to charges that we took against cost of revenues in fiscal 2001 for excess inventories ($39.2 million) versus much lower charges taken during fiscal 2002 ($4.8 million). Excluding these charges for excess inventories as well as the benefit from sales of previously written down inventory in fiscal 2002, gross profit for the period decreased by $28.9 million, or 77%. The decrease in gross profit dollars for the year ended December 31, 2002 is the result of lower total net revenues and volumes of product shipments. Gross profit percentage (excluding excess inventory charges and benefits) for the year ended December 31, 2002 was 51% compared to 64% for the year ended December 31, 2001. This decrease is due to the change in product mix over the prior year and the excess capacity absorption due to lower product volumes causing our average inventory cost to increase compared to the prior year.

We anticipate that gross profit will continue to fluctuate due the impact of product mix at current revenue levels and the continued impact of fixed cost absorption of our production operations.

Research and Development.    Research and development expenses for the year ended December 31, 2002 increased by $4.2 million, or 9%, over the prior year. This increase in absolute dollars is the result of acquisitions during the first quarter of 2002 and the second half of 2001 and continued investment in personnel, electronic design automation software tools and intellectual property cores, as well as fabrication costs and depreciation expense in connection with developing next generation telecommunication and data communication products. As a percentage of total net revenues, our research and development costs increased as we continued investing in the design and development of future products notwithstanding the fact that current product shipments have declined due to adverse industry conditions. We have monitored our known and forecasted revenue demand and operating expense run rates closely and, as a result, took two restructuring actions in fiscal 2001 and one during fiscal 2002. We will continue to closely monitor both our costs and our revenue expectations in future periods and will take actions as market conditions dictate.

Subsequent to December 31, 2002, we announced another restructuring action; refer to Note 17—Subsequent Events of our Consolidated Financial Statements for additional details.

Marketing and Sales.    Marketing and sales expenses for the year ended December 31, 2002 decreased by $8.9 million, or 40%, compared to the year ended December 31, 2001. This decrease in expense is primarily because of a decrease in commissions due to the decrease in revenues over the same period last year. Also contributing to this decrease is a reduction in our allowance for doubtful customer accounts by approximately $1.1 million for the year ended December 31, 2002. During fiscal 2002, we experienced improved collections on certain customer accounts receivables that we had previously reserved. We have monitored our known and forecasted revenue demand and operating expense run rates closely and, as a result, took two restructuring actions in fiscal 2001 and one during fiscal 2002. We will continue to closely monitor both our costs and our revenue expectations in future periods and will take actions as market conditions dictate.

Subsequent to December 31, 2002, we announced another restructuring action; refer to Note 17—Subsequent Events of our Consolidated Financial Statements for additional details.

General and Administrative.    General and administrative expenses for year ended December 31, 2002 decreased by $1.7 million, or 19%, compared to the year ended December 31, 2001. This decrease is primarily due to lower professional fees and savings realized from restructuring actions. As a percentage of total net revenues, our general and administrative costs increased since the fixed components of these costs do not fluctuate with total net revenues, which decreased by 73% during the year. We have monitored our known and forecasted revenue demand and operating expense run rates closely and, as a result, took two restructuring actions in fiscal 2001 and one during fiscal 2002. We will continue to closely monitor both our costs and our revenue expectations in future periods and will take actions as market conditions dictate.

Subsequent to December 31, 2002, we announced another restructuring action; refer to Note 17—Subsequent Events of our Consolidated Financial Statements for additional details.

Amortization of Goodwill.    Amortization of goodwill for the year ended December 31, 2002 decreased $2.5 million, or 100%, compared to the year ended December 31, 2001. This decrease in expense is related to our adoption of SFAS 141 on July 1, 2001 and SFAS 142 on January 1, 2002, at which time all future amortization of goodwill ceased.

Impairment of Goodwill.    As required by SFAS 142, we performed an initial impairment review of our goodwill balance as of January 1, 2002 upon the adoption of SFAS 142. Under SFAS 142, goodwill impairment is deemed to exist if the net asset value of a reporting unit exceeds its estimated fair value. This impairment analysis determined that as of January 1, 2002, there was no impairment to the carrying value of goodwill. We operate within a single reporting unit; therefore no goodwill is allocated.

We are also required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As a result of industry conditions, we determined that there were indicators of impairment to the carrying value of goodwill during the quarter ended September 30, 2002. Accordingly, we performed an impairment review of our goodwill in accordance with SFAS 142 and, as a result, recorded a goodwill impairment charge of $59.9 million during the quarter ended September 30, 2002 to reduce the carrying value of goodwill to zero. The amount of goodwill impairment primarily reflects the decline in the Company’s stock price during 2002 and related market capitalization. There were no impairments of goodwill in the prior year.

Restructuring Charges and Asset Impairments.    During the year ended December 31, 2002, we announced a restructuring plan due to current and anticipated business conditions. As a result of this plan, we eliminated fifty-six positions and announced the closing of our design centers in Milpitas, CA and Raleigh, NC. In conjunction with this restructuring, we are discontinuing the AsTriX and Sertopia product lines and are strategically refocusing our research and development efforts. This plan resulted in employee termination benefits of $2.4 million and costs to exit facilities of $3.1 million for a total restructuring expense of approximately $5.5 million recorded on the Consolidated Statement of Operations. Restructuring charges for the year ended December 31, 2002 were $3.9 million as we recognized a restructuring benefit of approximately $1.6 million related to the sublease of a portion of our unused excess facilities. We expect to realize approximately $5 million in annual operating expense savings and $4 million in annual cash savings as a result of this workforce reduction and facility consolidation.

During the year ended December 31, 2001 we announced two restructuring plans due to current and anticipated business conditions. As a result of these plans, we eliminated seventy-seven positions and announced the closing of our design centers and certain facilities in Connecticut and Massachusetts. These plans resulted in employee termination benefits of $3.3 million, costs to exit facilities of $28.6 million and asset impairments of $0.6 million for a total restructuring and asset impairment expense of approximately $32.5 million.

We will continue to closely monitor both our costs and our revenue expectations in future periods and will take actions as market conditions dictate. Subsequent to December 31, 2002, we announced another restructuring action; refer to Note 17 – Subsequent Events of our Consolidated Financial Statements for additional disclosure.

In-Process Research and Development.    During the year ended December 31, 2002, we recorded a charge for In-Process Research and Development (IPR&D) of $2.0 million related to our purchase of Systems On Silicon, Inc. (SOSi) on March 27, 2002. This transaction was recorded in the first quarter of fiscal 2002.

At the time of acquisition, SOSi was in the process of developing the Intelligent Integrated Access Device (IAD) chip. The project was started concurrently with SOSi’s inception in 1999 and was scheduled to be released in the first quarter of 2003. Subsequent to December 31, 2002, the Company announced a restructuring plan that included a workforce reduction and facility closings. Included in this plan is the closing of the SOSi design center. In addition, we have postponed the completion of the IAD product line and archived the intellectual property until the market returns, if ever. Refer to Note 17 – Subsequent Events in the Consolidated Financial Statements for additional disclosure regarding subsequent events.

The IAD chip was intended to be the enabling solution to service the last mile in voice and data access. The IAD chip provides a system on a chip (SOC) solution. The IAD chip was intended to serve the need for existing incumbent local exchange carrier (ILEC) legacy networks. Its telephone features would have included voice activity detection, silence suppression and comfort noise generation.

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

Impairment of Investments in Non-Publicly Traded Companies.    As a result of industry conditions, we determined that there were indicators of impairment to the carrying value of our investments in OptiX Networks, Inc. (OptiX), TeraOp (USA), Inc. (TeraOp), Intellectual Capital for Integrated Circuits, Inc. (IC4IC), and Accordion Networks (Accordion) during the year ended December 31, 2002. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, we carefully consider the investee’s cash position, projected cash flows (both short and long-term), financing needs, most recent valuation data, the current investing environment, management/ownership changes, and competition. This evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. During fiscal 2002, we used the modified equity method of accounting to measure the impairment loss for TeraOp, IC4IC and Accordion as we determined that no better current evidence of the value of our cost method investments existed and we believe that this gives us the best basis for our estimate given the negative cash flows of these companies. The modified equity method of accounting results in recording an impairment loss on a cost method investment equal to the investor’s proportionate share of the investee’s losses as its contributed capital is consumed to fund operating losses of the investee from the inception of the investor’s investment.

In addition, we also evaluated all outstanding bridge loans under SFAS 114, “Accounting by Creditors for Impairment of a Loan” (SFAS 114) that we had not already impaired under the modified equity method of accounting. Under SFAS 114, a loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

During 2002, we reduced the carrying value of our investments (including bridge loans) in non-publicly traded companies as follows (in thousands):

Investment Impairments
Investee company:
TeraOp (USA), Inc.	$5,000
OptiX Networks, Inc.	1,339
Intellectual Capital for Integrated Circuits, Inc.	1,700
Accordion Networks, Inc.	630

Total	$8,669

There were no impairments of investments in non-publicly traded companies during the year ended December 31, 2001. We will continue to periodically review all of our investments in non-publicly traded companies for impairment in future periods. There can be no assurances that future impairment charges will not be necessary.

Equity in Net Losses of Affiliates.    We account for our investments in GTV Capital, L.P. (GTV), Neurone Ventures II, L.P. (Neurone) and OptiX under the equity method of accounting. Under the equity method, our pro-rata share of the net income or losses from the investee companies are recorded on the consolidated statement of operations and, accordingly, the investment’s carrying value is adjusted on the consolidated balance sheet.

Prior to June 30, 2002, we had been accounting for our investment in OptiX under the cost method. However, during the third quarter of fiscal 2002, in connection with a bridge loan of $4.0 million that is convertible to convertible preferred stock upon OptiX closing its anticipated round of financing, we obtained the ability to exercise significant influence over the financial and operating policies of OptiX. Approximately $3.5 million of this $4.0 million bridge loan was drawn upon as of December 31, 2002. All prior period financial information has been retroactively restated to reflect this change in reporting entity (refer also to Note 1—Summary of Significant Accounting Policies of our Consolidated Financial Statements for additional disclosure).

Our pro-rata share of equity losses in GTV, Neurone, and OptiX were $3.4 million for the year ended December 31, 2002, respectively, compared with $2.0 million for year ended December 31, 2001. The increase in equity losses is due to our increased investment in OptiX and an increase in OptiX losses in fiscal 2002. Equity in net losses of affiliates will continue to be a component of our other income and expense in future periods and amounts will fluctuate depending on the business results of the investee companies.

Interest Income (Expense).    Interest income (expense), net for the year ended December 31, 2002 decreased by $4.4 million, or 167%, compared to the year ended December 31, 2001. The decrease in interest income (expense), net is due to a lower average cash balance and lower interest rates during fiscal 2002 compared to fiscal 2001. The decrease in interest income has been partially offset by lower interest expense because we repurchased approximately $200 million face value of our 4½% Convertible Notes due 2005 during the first quarter of 2002. At December 31, 2002 and 2001, the effective interest rate on our interest-bearing securities was approximately 2.15% and 3.52%, respectively.

Income Tax Expense (Benefit).    For the year ended December 31, 2002, the income tax expense was $49.8 million compared to a benefit of $38.9 million for the year ended December 31, 2001. The increase in tax expense was due to the recording of an additional valuation allowance of $61.4 million during the quarter ended September 30, 2002 to reduce the carrying value of deferred tax assets. We continually evaluate our deferred tax assets as to whether it is “more likely than not” that the deferred tax assets will be realized. In the evaluation of the realizability of deferred tax assets, we consider projections of future taxable income, the reversal of temporary differences and tax planning strategies. We have evaluated and determined that it is not “more likely than not” that all of the deferred tax assets will be realized. Accordingly, a valuation reserve has been recorded against substantially all of our net deferred tax assets. In future periods, we will not recognize a deferred tax benefit and will maintain deferred tax valuation allowance until the Company achieves sustained taxable income.

The following table summarizes the differences between the U.S. federal statutory rate and our effective tax rate on continuing operations for financial statement purposes for the years ended December 31, 2002 and 2001:

	Years ended December 31,
	2002	2001
U.S. federal statutory tax rate	(35.0)%	(35.0)%
State taxes	(1.5)	(1.8)
In-process research and development	0.5	5.6
Goodwill impairment	14.0	—
Change in beginning valuation allowance	54.8	2.4
Permanent differences and other	0.4	0.7

Effective income tax benefit rate	33.2%	(28.1)%

Extraordinary Gain on the Repurchase of Convertible Notes.    For the year ended December 31, 2002, we recognized an extraordinary gain, net of income taxes, of $32.5 million compared to an extraordinary gain, net of income taxes, of $22.1 million for the year ended December 31, 2001. This increase in extraordinary gain is due to the Company repurchasing a higher face value of convertible notes ($199.9 million) during 2002 than the face value of convertible notes ($145.9 million) repurchased 2001.

The timing and amount of any additional repurchases of our convertible notes will depend on many factors, including, but not limited to, the prevailing market price of the notes and overall market conditions. We intend to fund additional repurchases of the notes, if any, from available cash, cash equivalents and investments.

Comparison of Fiscal Years 2001 and 2000

Net Revenues.    The following table summarizes our revenue mix by product line for the two years ended December 31, 2001 and 2000:

	Years ended December 31,
	2001	2000
SONET/SDH	56%	59%
Asynchronous/PDH	13%	18%
ATM/IP	31%	23%

Total	100%	100%

Net revenues for the year ended December 31, 2001 decreased by $96.4 million, or 62%, over fiscal 2000. The decrease in absolute dollars was distributed across all three of our product lines. The decrease in SONET/SDH was not as significant as the decrease in Asynchronous/PDH and ATM/IP product lines. These decreases were primarily related to a decline in volumes shipped over prior comparable periods. The significant decline in revenues was part of an industry wide condition where end-users of our products (telecommunications and data communications OEMs) found themselves with too much inventory during a time of declining demand and depressed market conditions.

International net revenues represented approximately 69% of net revenues for fiscal 2001, compared with approximately 46% in fiscal 2000. The increase in the percentage of international net revenues to total net revenues during fiscal 2001 was due to the fact that the telecommunication and data communications markets have experienced a more significant decline in the United States than in international markets. Refer also to Note 8—Segment Information and Major Customers in our Consolidated Financial Statements which summarizes revenue by country.

Gross Profit.    Gross profit for the year ended December 31, 2001 decreased by $110.7 million, or 102%, over the prior year. The decrease of gross profit dollars and the percentage of net revenues is the result of lower net revenues for the comparable period, shift in product mix and the provision for excess inventories of $39.2 million which was recorded in 2001. Our gross profit, excluding the excess inventory provision, was $37.4 million, or a 64% gross margin, for fiscal 2001 compared to $108.9 million, or 70% gross margin, for fiscal 2000. The decrease in gross margin percentage was due to a change in product mix sold during 2001 over the previous year.

Research and Development.    Research and development expenses for the year ended December 31, 2001 increased by $25.1 million, or 104%, over the prior year from $24.2 million to $49.3 million. This increase in absolute dollars was the result of acquisitions during 2001 and continued investment in personnel, depreciation, software and related tools to develop next generation telecommunication and data communication products. As a percentage of net revenues, our research and development costs increased as we continued investing in the design and development of future products notwithstanding the fact that current product shipments have declined due to industry conditions.

Marketing and Sales.    Marketing and sales expenses for the year ended December 31, 2001 increased by $1.7 million, or 8%, over the prior year from $20.5 million to $22.2 million. This increase includes increased provisions for doubtful customer accounts by approximately $1.0 million during the fiscal year 2001 as we specifically identified customer collection risks that existed in light of the general economic weakness in the communication semiconductor in our markets. We also added sales and marketing personnel and infrastructure during fiscal 2001.

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

Amortization of Goodwill and Purchased Intangible Assets.    Amortization of goodwill and purchased intangible assets for the year ended December 31, 2001 increased by $2.1 million, or 545%, over the prior year. This expense is related to business combinations of Alacrity Communications, ADV Engineering and Horizon Semiconductors accounted for as purchases in August 2000, January 2001 and February 2001, respectively. For the comparable period of the prior year the only amortization was that of Alacrity which was acquired in August 2000. The increase as a percentage of net revenues for the year ended December 31, 2001, compared to fiscal 2000, is due to the increase of goodwill and purchased intangibles during fiscal 2001 and the decline in net revenues compared to the prior year.

Purchased In-Process Research and Development.    During the year ended December 31, 2001, we recorded a charge for in-process research and development (IPR&D) of $22.0 million related to our purchase of Onex Communications Corporation in September 2001. During the year ended December 31, 2000, we recorded a charge for in-process research and development of $2.8 million related to our purchase of Alacrity Communications in August 2000.

Restructuring Charges, Asset Impairments and Merger Costs.    During fiscal 2001 we announced two restructuring plans due to current and anticipated business conditions. These plans resulted in 77 positions being eliminated in North America and the closing of four locations. These plans consisted of employee termination benefits of approximately $3.2 million and excess facility costs of approximately $28.6 million. In addition, we recorded impairment charges to reduce the carrying value of certain assets including; excess furniture, leasehold improvements, equipment and a technology license, totaling approximately $3.4 million in conjunction with these restructuring plans. There were no such comparable costs for the year ended December 31, 2000.

Equity in Net Losses of Affiliates.    Our pro-rata share of equity losses in GTV and OptiX were $1.9 million for the year ended December 31, 2001, compared with $0.4 million for year ended December 31, 2000. The increase in equity losses is due to our initial investment in GTV during 2001 as well as increased investment in OptiX and an increase in OptiX losses in fiscal 2001.

Interest Income (Expense).    Interest income, net of interest expense, for year ended December 31, 2001 decreased 69% from the prior year. Our 4½% Convertible Notes due 2005 were issued in September of 2000, thus we recorded less than four months of interest expense associated with these notes for the year ended December 31, 2000. These notes were outstanding during the entire year ended December 31, 2001 which resulted in an additional eight and a half months interest expense partially offset by lower convertible note balances compared to the same period in the prior year. During fiscal 2001, we experienced declining interest income due to lower cash balances and lower interest rates. At December 31, 2001 and 2000, the effective interest rate on our interest-bearing securities was approximately 3.52%, and 5.60%, respectively.

Income Tax Expense (Benefit).     Our effective income tax (benefit) rate, before extraordinary items, for the year ended December 31, 2001 was a benefit of 28.1%, compared to an effective income tax rate expense of approximately 38.9% for the year ended December 31, 2000. Excluding the write-off of purchased in-process research and development, for which there is no income tax benefit, the effective income tax benefit would have been 33.7% for the year ended December 31, 2001. The income tax benefit for the year ended December 31, 2001 differed from statutory rates primarily due to the non tax deductible write-off of purchased in-process research and development of $22.0 million and a valuation allowance of $3.2 million taken against certain tax credits which we expect will expire unutilized. The following table summarizes the differences between the U.S.

federal statutory rate and our effective tax (benefit) rate on continuing operations for financial statement purposes for the years ended December 31, 2001 and 2000:

	Years ended December 31,
	2001	2000
U.S. federal statutory tax rate	(35.0)%	35.0%
State taxes	(1.8)	3.4
In-process research and development	5.6	1.6
Foreign sales corporation benefit	—	(1.9)
Change in beginning valuation allowance	2.4	—
Permanent differences and other	0.7	0.8

Effective income tax (benefit) rate	(28.1)%	38.9%

In addition to the tax benefit recorded during the year ended December 31, 2001, we recorded income tax expense of $13.2 million on the extraordinary gain from the repurchase of a portion of the 4 ½% Convertible Notes due 2005.

Extraordinary Gain from Repurchase of 4½% Convertible Notes due 2005.    In April 2001, we announced a repurchase program for our 4½% Convertible Notes due 2005. During the year ended December 31, 2001, we have repurchased $145.9 million face value of our outstanding convertible notes for $106.1 million, including a write-off of deferred financing fees of $4.4 million, realizing a pre-tax gain of $35.3 million. Net of income taxes, this extraordinary gain was $22.1 million for the year ended December 31 2001. There were no repurchases during the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, we had total cash, cash equivalents and investments (marketable securities) of approximately $205.5 million. This is our primary source of liquidity as we are not currently generating positive cash flow from our operations. Details of our cash inflows and outflows for the year ended December 31, 2002 as well as a summary of our cash, cash equivalents and investments and future commitments are detailed as follows:

Cash Inflows and Outflows

During the year ended December 31, 2002, the net decrease in cash and cash equivalents was $219.7 million compared to a net decrease of $137.3 million during the year ended December 31, 2001. As reported on our consolidated statements of cash flows, our decrease in cash and cash equivalents during the years ended December 31, 2002 and 2001 is summarized as follows (in thousands):

	Years ended December 31,
	2002	2001
Net cash used in operating activities	$(65,597)	$(46,770)
Net cash (used in) provided by investing activities	(11,973)	11,623
Net cash used in financing activities	(142,607)	(102,079)
Effect of foreign exchange rate changes	477	(78)

Total decrease in cash and cash equivalents	$(219,700)	$(137,304)

Details of our cash inflows and outflows are as follows during the year ended December 31, 2002:

Operating Activities:      During the year ended December 31, 2002, we used $65.6 million in cash, which consists of the following:

•	Net loss for the period totaling $165.2 million.

•	A $8.3 million decrease in net working capital comprised of the following (in thousands):

Year ended December 31, 2002
Decrease in accounts receivable	$2,397
Increase in inventories	(1,264)
Increase in prepaid expenses and other assets	(1,033)
Decrease in accounts payable	(2,113)
Decrease in accrued expenses and other current liabilities	(5,565)
Decrease in restructuring liabilities	(730)

Total decrease in working capital	$(8,308)

•	Non cash adjustments to net loss totaling $107.9 million comprised of the following:

Year ended December 31, 2002
Impairment of goodwill	$59,901
Deferred income taxes	49,547
Depreciation and amortization	14,672
Impairment of investments in non-publicly traded companies	8,669
Provision for excess inventories	4,832
Purchased in-process research and development	2,000
Equity in net losses of affiliates	3,405
Tax benefit from exercise of employee stock options	27
Extraordinary gain on extinguishment of 4½% Convertible Notes due 2005, net of income taxes	(32,485)
Non-cash restructuring benefit (expense), net	(1,273)
Provision for doubtful accounts	(1,100)
Other non-cash items	(260)

Total non-cash adjustments to net loss	$107,935

Investing Activities:    During the year ended December 31, 2002, we invested approximately $12.2 million in capital equipment and product licenses. We also paid $5.0 million to satisfy a purchase price contingency related to ADV Engineering S.A. which we acquired in January 2001, and $0.8 million to purchase all of the outstanding securities not already owned by us, of Systems On Silicon, Inc., which we acquired in March 2002. We invested approximately $5.0 million in non-publicly traded companies during the year ended December 31, 2002. These investments were offset by net proceeds of held-to-maturity short and long-term investments totaling $11.0 million, which resulted in a total use of cash totaling $12.0 million from investing activities.

Financing Activities:    During the year ended December 31, 2002, we used $142.6 million in financing activities, which consisted primarily of $143.2 million used to repurchase our 4½% Convertible Notes due 2005, partially offset by proceeds from the exercise of stock options and purchases of shares in our employee stock purchase plan of $0.6 million.

Effect of Exchange Rates and Inflation:    Exchange rates and inflation have not had a significant impact on our operations or cash flows.

In addition to the use of $219.7 million of cash and cash equivalents during the year ended December 31, 2002, we also used $11.0 million of matured short and long-term investments. Thus, the total use of cash, cash equivalents, short and long term investments during the year ended December 31, 2002 was $230.7 million.

Cash, Cash Equivalents and Investments

We have financed our operations and have met our capital requirements since incorporation in 1988 primarily through private and public issuances of equity securities, convertible notes, bank borrowings and cash generated from operations. Our principal sources of liquidity as of December 31, 2002 consisted of $150.5 million in cash and cash equivalents, $33.1 million in short-term investments and $21.8 million in long-term investments in marketable securities for a total cash and investment balance of $205.5 million. Cash equivalents are instruments with maturities of less than 90 days, short-term investments have maturities of greater then 90 days but less than one year and long-term investments have maturities of greater than one year. Our cash equivalents and investments consist of U.S. Treasury Bills, corporate debt, taxable municipal securities, money market instruments, overnight repurchase investments and commercial paper.

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

Commitments and Significant Contractual Obligations

We have existing commitments to make future interest payments on our existing 4½% Convertible Notes due 2005 and also to redeem these notes in September 2005. Over the remaining life of the outstanding notes, we expect to accrue and pay approximately $13.9 million in interest to the holders.

We have outstanding operating lease commitments of $50.4 million, payable over the next fifteen years. Some of these commitments are for space that was not being utilized and, as a result, we recorded restructuring charges of $3.1 million and $28.6 million during fiscal 2002 and fiscal 2001, respectively, for excess facilities. During fiscal 2002, we sublet a portion of our excess space and, as a result, we reduced our restructuring liability and recorded a restructuring benefit of $1.6 million. We are in the process of trying to sublease additional excess space but it is unlikely that any sublease income generated will offset the entire future commitment. As of December 31, 2002 we have sub-lease agreements totaling $11.4 million in place to rent portions of our excess facilities over the next seven years. We currently believe that we can fund these lease commitments in the future; however, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

A summary of our significant future contractual obligations and their payments by fiscal year is summarized as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Interest on convertible notes	$13,908	$5,135	$8,773	$—	$—
Redemption of convertible notes	114,113	—	114,113	—	—
Bridge loan commitment[1]	500	500	—	—	—
Operating lease commitments	50,456	5,172	9,336	7,680	28,268
Capital lease and other commitments (principal and interest)	1,087	394	487	206	—

	$180,064	$11,201	$132,709	$7,886	$28,268

We also have pledged approximately $1.4 million in available cash and cash equivalents as collateral for stand-by letters of credit that guarantee certain long-term property lease obligations totaling approximately $1.9 million.

Related Party Transactions

On a limited basis, we conduct certain related party transactions with the companies in which we have equity investments. During 2002 we recognized revenue of approximately $0.3 million related to design services performed for OptiX Networks, Inc. (OptiX). We obtained significant influence over the financial and operating policies of OptiX during the quarter ended September 30, 2002 and, as a result, we have switched to the equity method of accounting for this investment and are no longer recognizing revenue on services performed for OptiX. Also during 2002, we made additional investments into OptiX, TeraOp (USA), Inc. (TeraOp), and Intellectual Capital for Integrated Circuits, Inc. (IC4IC). Refer also to Note 5 – Investments in Non-Publicly Traded Companies of our Consolidated Financial Statements.

As of December 31, 2002, we have a $4.0 million convertible bridge loan outstanding with OptiX Networks, of which we have funded approximately $3.5 million. Our obligation to fund the remaining $0.5 million of this bridge loan is subject to certain terms and conditions of the bridge loan agreement.

Other than our obligation to OptiX mentioned above, we do not have any obligation to participate in future rounds of financing in the companies which we have an equity ownership interest in, although we do have a right of first refusal to purchase additional securities offered by the above companies. We do not have any commitments to acquire or merge with any of the companies that we have investments in. Additionally, we do not have a right of first refusal to acquire these companies. Our rights are consistent with the rights of all shareholders in the class of stock that we have purchased.

Subsequent Events

In January 2003, we announced a restructuring plan in order to lower our operating expense run-rate due to current and anticipated business conditions. This plan resulted in a work-force reduction of approximately 25% of existing personnel. We are also closing our South Brunswick, NJ (SOSi) design center, and reducing staff in Boston, MA, and Shelton, CT. This workforce reduction will also impact our Switzerland and Belgium locations. In addition, we have postponed the completion of the SOSi IAD product line and have archived the intellectual property until the market returns, if ever. It is currently estimated that we will incur between $3.0 million to $5.0 million in charges to operations in the first and second quarters of 2003 in conjunction with this plan.

Subsequent to December 31, 2002 we made additional convertible bridge loan investments into TeraOp and IC4IC totaling approximately $0.3 million (as of February 28, 2003). As we are currently providing substantially all of the funding required by these two companies to operate, it is likely that we now have significant influence which could require either a change to the equity method of accounting for these investments or consolidation of these companies’ financial statements going forward. This could result in us having to restate prior period results to reflect this change in accounting. We are currently evaluating the accounting for these transactions as well as the future business plans and funding alternatives for TeraOp and IC4IC and will make additional disclosures when the results for the quarter ending March 31, 2003 are reported.

In February 2003, we terminated our limited partnership agreement with GTV Capital, L.P. and were paid $0.9 million, which was the balance of our investment.

In March of 2003, we received notification from the Nasdaq informing us that our stock price had traded below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). Therefore, in accordance with Marketplace Rule 4310(c)(8)(D) we have been provided with 180 calendar days, or until September 2, 2003 to regain compliance. In order to regain compliance, our bid price must close at $1.00 per share or more for a minimum of 10 consecutive trading days. If compliance is not regained, we may be granted an additional 180 calendar day grace period, should we meet certain other listing criteria for the Nasdaq SmallCap Market. If we do not meet this listing criteria, or if we are granted this additional 180 day grace period and our stock does not trade at or above $1.00 for 10 consecutive trading days, then Nasdaq will provide notification that our securities will be delisted. We have the right to appeal any delisting notification.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 requires that certain gains and losses on extinguishments of debt be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”. This statement also amends SFAS No. 13, “Accounting for Leases”, to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, SFAS No. 145 rescinded SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”, which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections to various FASB pronouncements. We will be required to adopt SFAS No. 145 on January 1, 2003, and will reclassify extraordinary gains from the redemption of our 4½% Convertible Notes due 2005 to continuing operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 will spread out the reporting of expenses related to restructurings initiated after 2002, because commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a liability for the anticipated costs. Instead, companies will record exit and disposal costs when they are “incurred” and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS 146 are effective for exit and disposal activities that are initiated after December 31, 2002. We are currently reviewing the provisions of SFAS 146 to determine the standard’s impact upon adoption.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148). SFAS 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. As of December 31, 2002, we have elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for employee stock options. We have complied with the disclosure requirements of SFAS 148 in the “Stock Based Compensation” paragraph above. Refer also to Note 11 – Employee Benefit Plans in our Consolidated Financial Statements for additional disclosures of our employee benefit plans.

In November 2002, FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. The interpretation provides guidance on the guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. We have adopted the disclosure requirements of the interpretation as of December 31, 2002. The accounting guidelines are applicable to guarantees issued after December 31, 2002 and require that we record a liability for the fair value of such guarantees in the balance sheet. We are reviewing FIN No. 45 to determine its impact, if any, on future reporting periods.

In January 2003, FIN No. 46, “Consolidation of Variable Interest Entities” was issued. The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. The guidelines of the interpretation will become applicable for us in the third quarter of 2003 for variable interest entities created before February 1, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties, or the equity investors lack certain specified characteristics. We are reviewing FIN No. 46 to determine its impact, if any, on future reporting periods.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission (including this Form 10-K) may contain statements that are not historical facts, so-called “forward-looking statements”, which involve risks and uncertainties. Such forward-looking statements are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as “may”, “should”, “could”, “will”, “expect”, “anticipate”, “estimate”, “continue”, “believe” or the negative of these terms or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other forward-looking information. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K.

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

Our net revenues have declined substantially during the twelve months ended December 31, 2002, to $16.6 million, from $58.7 million in during the twelve months ended December 31, 2001 and from $155.1 million during the twelve months ended December 31, 2000. Due to declining current economic conditions and slowdowns in purchases of VLSI semiconductor devices, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our net revenues will fluctuate substantially in the future.

We are using our available cash and investments each quarter to fund our operating activities.

During the year ended December 31, 2002, we used $219.7 million of our available cash and cash equivalents to fund our operating, investing and financing activities and redeemed $11 million of short and long-term investments for a total cash and investment usage of $230.7 million. This significant use of cash included approximately $143.2 million to repurchase some of our convertible notes (including transaction fees) through a tender offer. We anticipate that we will use approximately $19 million to $22.0 million in cash, cash equivalents and investments during the first quarter of 2003 to fund our operations, investments and financing activities. We believe that we will continue to use our available cash, cash equivalents and investments in the future although we believe that we have sufficient cash for our needs for at least the next twelve months. We will continue to experience losses and use our cash, cash equivalents and investments if we do not receive sufficient product orders and our costs are not reduced to offset the decline in revenue.

We continue to have substantial indebtedness after the completion of our tender offer for some of our convertible notes.

In the third quarter of 2000, we sold in a private placement $460.0 million of 4½% Convertible Notes due 2005. As a result, we incurred $460.0 million of additional indebtedness, substantially increasing our ratio of debt to total capitalization. In April 2001, we adopted a repurchase program for our convertible notes through which we repurchased some of the convertible notes from time to time at varying prices. In fiscal 2002, we repurchased, through a tender offer, approximately $199.9 million of face value of our convertible notes bringing total repurchases to approximately $346.0 million. As of December 31, 2002, we had approximately $114.1 million in face value of indebtedness outstanding. We may repurchase additional 4½% Convertible Notes due 2005 in the future. We funded repurchases of the convertible notes and will fund any additional repurchases of the convertible notes, if any, from available cash, cash equivalents and short-term investments.

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

In response to anticipated long lead times to obtain inventory and materials from our foundries, we may order in advance of anticipated customer demand, which might result in excess inventory levels if the expected orders fail to materialize. As a result, we cannot predict the timing and amount of shipments to our customers, and any significant downturn in customer demand for our products would reduce our quarterly and our annual operating results. As a result of these conditions, in 2002 and 2001, we recorded a write down for excess inventories totaling $4.8 million and $39.2 million, respectively.

We may have to further restructure our business.

During fiscal 2002, we announced a restructuring plan due to continued weakness in our business and the industry. As a result of this plan, we eliminated 56 positions and announced the closing of design centers in Milpitas, CA and Raleigh, NC. In conjunction with this restructuring, we are also discontinuing certain product lines and strategically refocusing our research and development efforts. As a result of these plans, we incurred restructuring charges and asset impairments of approximately $5.5 million.

During fiscal 2001, we announced restructuring plans as a result of then current and anticipated business conditions. As a result of those plans, we incurred restructuring charges and asset impairments of approximately $32.5 million related to workforce reductions of 77 positions throughout our Company and the related consolidation of several of our leased facilities.

Subsequent to year-end, we announced another restructuring plan reducing headcount by an additional 25% and closing additional design centers (refer to Note 17—Subsequent events of our Consolidated Financial Statements). We cannot be sure that these measures will be sufficient to offset lower total net revenues, and if they are not, our operating results will be adversely affected.

We face possible delisting from The Nasdaq SmallCap Market which would result in a limited public market for our common stock and make obtaining future debt or equity financing more difficult for us.

On July 19, 2002, we received notification from Nasdaq regarding noncompliance with the listing requirements for The Nasdaq National Market, on which our common stock was traded. This was due to our bid price closing below $1.00 for a period of thirty consecutive trading days. As a result, we applied for listing on the Nasdaq SmallCap Market. On October 14, 2002 our common stock began trading on the Nasdaq SmallCap Market after having been transferred from The Nasdaq National Market. On December 19, 2002, we received a letter from The Nasdaq SmallCap Market stating that we were no longer out of compliance with Marketplace Rule 4310(c)(4), which requires issuers to maintain a minimum bid price per share of $1.00. Our closing common stock price on December 31, 2002 was $0.69.

In March of 2003, we received notification from Nasdaq informing us that our stock price had traded below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). Therefore, in accordance with Marketplace Rule 4310(c)(8)(D) we have been provided with 180 calendar days, or until September 2, 2003, to regain compliance. In order to regain compliance, our bid price must close at $1.00 per share or more for a minimum of 10 consecutive trading days. If compliance is not regained, we may be granted an additional 180 calendar day grace period, should we meet certain other listing criteria for the Nasdaq SmallCap Market. If we do not meet this listing criteria, or if we are granted this additional 180 day grace period and our stock does not trade at or above $1.00 for 10 consecutive trading days, then Nasdaq will provide notification that our securities will be delisted. We have the right to appeal any delisting notification.

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

Historically, a relatively small number of customers have accounted for a significant portion of our total net revenues in any particular period. For the year ended December 31, 2002, shipments to our top five customers, including sales to distributors, accounted for approximately 70% of our total net revenues. For the year ended December 31, 2001, sales to our top five customers, including sales to distributors, accounted for approximately 64% of our total net revenues. We expect that a limited number of customers may account for a substantial portion of our total net revenues for the foreseeable future.

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

We cannot be certain that our current customers will continue to place orders with us, that orders by existing customers will return to the levels of previous periods or that we will be able to obtain orders from new customers. We have no long-term volume purchase commitments from any of our significant customers. The following tables set forth the percentage of net revenues attributable to our major distributors as well as the significant customers that had total purchases (either direct or through distributors) of greater than 10% of net revenues for the three years ended December 31, 2002:

	Years ended December 31,
	2002	2001	2000
Distributors:
Arrow Electronics, Inc.(1)	19%	*	*
Weone Corporation(2)	13%	10%	*
Insight Electronics, Inc.(3)	10%	24%	32%
Unique Memec(4)	*	10%	16%
Significant Customers:
Tellabs, Inc.(1)(3)	23%	*	16%
Siemens AG(4)	19%	21%	*
Cisco Systems, Inc.(3)	11%	*	*
Redback Networks, Inc.(3)	*	12%	*
Samsung Corporation(2)	*	11%	*
Lucent Technologies, Inc.(3)	*	11%	11%

(1)	The primary end customer of the shipments to Arrow Electronics, Inc. is Tellabs, Inc.
(2)	The primary end customer of the shipments to Weone Corporation is Samsung Corporation.
(3)	The end customers of the shipments to Insight Electronics, Inc. include; Cisco Systems, Inc., Lucent Technologies, Inc., Redback Networks, Inc., and a portion of Tellabs, Inc. purchases.
(4)	A portion of the shipments to Siemens AG were distributed through Unique Memec.

*	Revenues were less than 10% of our net revenues in these years.

The cyclical nature of the communication semiconductor industry affects our business and we are currently and for the past two years have been experiencing a significant downturn.

We provide semiconductor devices to the telecommunications and data communications markets. The semiconductor industry is highly cyclical and currently is experiencing a significant contraction of the market. These downturns are characterized by:

•	diminished product demand;

•	accelerated erosion of average selling prices; and

•	production over-capacity.

We may experience substantial fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions, seasonality of customers’ buying patterns and other factors. We are currently and for the past two years have been experiencing a significant slowdown in the communication semiconductor industry.

Our international business operations expose us to a variety of business risks.

Foreign markets are a significant part of our net revenues. In the year ended December 31, 2002, foreign shipments accounted for 59% of our total net revenues. We expect foreign markets to continue to account for a significant percentage of our total net revenues. A significant portion of our total net revenues will, therefore, be subject to risks associated with foreign markets, including the following:

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

Our customers generally incorporate our new products into their products or systems at the design stage. However, customer decisions to use our products (design wins), which can often require significant expenditures by us without any assurance of success, often precede the generation of production revenues, if any, by a year or more. In addition, even after we achieve a design win, a customer may require further design changes. Implementing these design changes can require significant expenditures of time and expense by us in the development and pre-production process. Moreover, the value of any design win will largely depend upon the commercial success of the customer’s product and on the extent to which the design of the customer’s systems accommodates components manufactured by our competitors. We cannot ensure that we will continue to achieve design wins in customer products that achieve market acceptance.

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

The price of our products tend to decrease over the lives of our products.

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

In addition, although the telecommunications and data communications equipment markets grew rapidly in the late 1990s and 2000, we are currently and have been experiencing a significant slowdown in these markets for the past two years. We anticipate that these markets will continue to experience significant volatility in the near future.

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

We continue to expense our new product process development costs when incurred.

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

We face intense competition in the communication semiconductor market.

The communication semiconductor industry is intensely competitive and is characterized by the following:

•	rapid technological change;

•	subject to general business cycles;

•	access to fabrication capacity;

•	price erosion;

•	unforeseen manufacturing yield problems; and

•	heightened international competition in many markets.

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

The telecommunications and data communications industries, which are our primary target markets, have become intensely competitive because of deregulation, heightened international competition and recent significant decreases in demand.

We rely on outside fabrication facilities, and our business could be hurt if our relationships with our foundry suppliers are damaged.

We do not own or operate a VLSI circuit fabrication facility. Seven foundries currently supply us with most of our semiconductor device requirements. Four of these relationships are governed by foundry agreements. While we have had good relations with these foundries, we cannot be certain that we will be able to renew or maintain contracts with them or negotiate new contracts to replace those that expire. In addition, we cannot be certain that renewed or new contracts will contain terms as favorable as our current terms. There are other significant risks associated with our reliance on outside foundries, including the following:

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

We purchase semiconductor devices from outside foundries pursuant to purchase orders, and we do not have a guaranteed level of production capacity at any of our foundries. We provide the foundries with forecasts of our production requirements. However, the ability of each foundry to provide wafers to us is limited by the foundry’s available capacity and the availability of raw materials. Therefore, our foundry suppliers could choose to prioritize capacity and raw materials for other customers or reduce or eliminate deliveries to us on short notice. Accordingly, we cannot be certain that our foundries will allocate sufficient capacity to satisfy our requirements.

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

We are responsible for any patent litigation costs. If we were to become involved in a dispute regarding intellectual property, whether ours or that of another company, we may have to participate in legal proceedings in the United States Patent and Trademark Office in the United States or in foreign courts to determine one or more of patent validity, patent infringement, patent ownership or inventorship. These types of proceedings may be costly and time consuming for us, even if we eventually prevail. If we do not prevail, we might be forced to pay significant damages, obtain a license, if available, or stop making a certain product. From time to time we may prosecute patent litigation against others and as part of such litigation, other parties may allege that our patents are not infringed, are invalid and are unenforceable.

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

During the past three years, we have acquired six privately-held companies based in the United States and Europe. The integration of the operations of our six acquisitions, Easics N.V., acquired in May 2000, Alacrity Communications, Inc., acquired in August 2000, ADV Engineering S.A., acquired in January 2001, Horizon Semiconductors, Inc., acquired in February 2001, Onex Communications Corporation, acquired in September 2001, and Systems On Silicon, Inc., (SOSi) acquired in March 2002 have been completed.

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

We have in the past, as a result of industry conditions, later discontinued or abandoned certain product lines acquired through prior acquisitions.

We have made, and may continue to make, investments in development stage companies which may not produce any returns for us in the future.

We have made investments in early stage venture-backed, start-up companies that develop technologies that are complementary to our product roadmap. The following table summarizes these investments as of December 31, 2002:

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

Our total investment in these companies was approximately $8.2 million at December 31, 2001. During fiscal 2002, we made additional investments in these companies totaling $4.7 million and recognized equity losses and adjustments to the investment balance totaling $3.3 million and asset impairments totaling $8.7 million bringing our total investment balance in these companies to $0.9 million at December 31, 2002. These investments involve all the risks normally associated with investments in development stage companies. As such, there can be no assurance that we will receive a favorable return on these or any future venture-backed investments that we may make. Additionally, our original and any future investments may continue to become impaired if these companies do not succeed in the execution of their business plans. Any further impairment or equity losses in these investments could negatively impact our future operating results.

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

Our stock price is volatile.

The market for securities for communication semiconductor companies, including TranSwitch, has been highly volatile. The market sale price of our common stock has fluctuated between a low of $0.21 and a high of $74.69 during the period from June 19, 1995 to December 31, 2002. The closing price was $0.50 on March 12, 2003. It is likely that the price of our common stock will continue to fluctuate widely in the future. Factors affecting the trading price of our common stock include:

•	responses to quarter-to-quarter variations in operating results;

•	announcements of technological innovations or new products by us or our competitors;

•	current market conditions in the telecommunications and data communications equipment markets (we are currently and have been experiencing a significant downturn for the past two years); and

•	changes in earnings estimates by analysts.

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

Political and military tensions in the Middle East and Asia could negatively impact our net product revenues and projects involving start-up companies in which we have invested.

In the year ended December 31, 2002, 12.9% and 3.9% of our net revenues came from sales made to Korea and Israel, respectively. An increase in political and military tensions in Korea and the Middle East may impact the amount of investment in telecommunications products in these areas and thereby affect our ability to continue to sell our products to customers in these geographic areas and negatively impact our future operating results. In addition, we have investments in three start-up companies, OptiX, IC4IC and TeraOp, that maintain at least some operations in Israel. Heightened political and military tensions in the Middle East may affect the ability of OptiX, IC4IC and TeraOp to retain personnel and continue research and development, which could lengthen the time needed for these companies to execute their business plans successfully. Further impairment of our investments in these companies could negatively impact our future operating results.

Acts of terrorism affecting our locations, or those of our suppliers, in the United States or internationally may negatively impact our business.

We operate our businesses in the United States and internationally, including the operation of design centers in India and Europe. We also work with companies in Israel that provide research and design services for us and with companies in Taiwan that fabricate our products. Some of these countries have in the past been subject to terrorist acts and could continue to be subject to acts of terrorism. If our facilities, or those of our suppliers, are affected by a terrorist act, our employees could be injured and our facilities damaged, which could lead to loss of skill sets and affect the development or fabrication of our products, which could lead to lower short- and long-term revenues. In addition, terrorist acts in the areas in which we operate or in which our suppliers operate could lead to changes in security and operations at those locations, which could increase our operating costs. Although we have no reason to believe that our facilities, or those of our suppliers, may be the subject of a terrorist attack, we cannot be sure that this will not happen.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  We have investments in money market accounts, government securities and commercial paper that earn interest income that is a function of the market rates. As a result we do have exposure to changes in interest rates. For example, if interest rates were to decrease by one half percentage point from their current levels, our potential interest income for 2003, assuming a constant cash balance, would decrease by approximately $1.0 million. We do, however, expect our cash balance to decline during fiscal 2003 and expect that our interest income will also decrease.

Foreign Currency Exchange Risk.  As substantially all of our net revenues are currently made or denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Although we recognize our revenues in U.S. dollars, we incur expenses in currencies other than U.S. dollars. In fiscal 2002, operating expenses incurred in foreign currency were approximately 10% of our total operating expenses. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in hedging. We do not enter into derivative financial instruments for trading or speculative purposes. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

Fair Value of Financial Instruments.  As of December 31, 2002, our long-term debt consisted of convertible notes with interest at a fixed rate of 4½%. Consequently, we do not have significant cash flow xposure on our convertible notes. However, the fair value of the convertible notes is subject to significant fluctuation due to changes in market interest rates and their convertibility into shares of our common stock. The fair market value of the then outstanding convertible notes was approximately $68.7 million and $178.5 million at December 31, 2002 and 2001, respectively. Among other factors, changes in interest rates and our stock price affect the fair value of our convertible notes.

Item 8.    Financial Statements and Supplementary Data.

TRANSWITCH CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

TranSwitch Corporation:

We have audited the consolidated financial statements of TranSwitch Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TranSwitch Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” during 2002.

/s/    KPMG LLP

Stamford, Connecticut

January 16, 2003, except for note 17,

which is as of March 4, 2003

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2002	December 31, 2001(1)
ASSETS

Current assets:
Cash and cash equivalents	$150,548	$370,248
Short-term investments	33,099	39,344
Accounts receivable, net of allowances of $452 and $1,601, respectively	2,228	3,525
Inventories	4,658	8,227
Deferred income taxes	—	3,023
Prepaid expenses and other current assets	3,980	2,936

Total current assets	194,513	427,303
Long-term investments (marketable securities)	21,819	26,582
Property and equipment, net	17,219	18,946
Deferred income taxes	—	65,536
Goodwill	—	54,547
Patents, net of accumulated amortization	1,655	1,560
Investments in non-publicly traded companies	1,988	9,791
Deferred financing costs, net	2,193	8,092
Other assets	3,966	4,007

Total assets	$243,353	$616,364

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,044	$3,960
Accrued expenses and other current liabilities	8,992	9,149
Accrued compensation and benefits	1,961	2,717
Accrued sales returns, allowances and stock rotation	1,479	2,300
Accrued interest	1,546	4,120
Deferred revenue	—	51
Restructuring liabilities	1,708	2,999

Total current liabilities	17,730	25,296
Restructuring liabilities—long term	25,849	26,925
4½% Convertible Notes due 2005	114,113	314,050

Total liabilities	157,692	366,271

Commitments and Contingencies
Stockholders’ equity:
Common stock $.001 par value; authorized 300,000,000 shares; issued and outstanding, 90,131,672 shares at December 31, 2002 and 90,932,469 shares at December 31, 2001	90	91
Additional paid-in capital	290,007	293,902
Accumulated other comprehensive income (loss)	174	(303)
Accumulated deficit	(204,610)	(39,386)
Less 1,010,000 shares of common stock in treasury, at cost	—	(4,211)

Total stockholders’ equity	85,661	250,093

Total liabilities and stockholders’ equity	$243,353	$616,364

(1)	The 2001 figures have been adjusted for the effect of the change in the investment in OptiX Networks, Inc. from the cost to the equity method of accounting.

See accompanying notes to consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years ended December 31,
	2002	2001(1)	2000(1)
Net revenues:
Product revenues	$15,830	$58,260	$153,528
Service revenues	806	422	1,555

Total net revenues	16,636	58,682	155,083
Cost of revenues:
Cost of product revenues	4,988	21,042	45,560
Provision for excess inventories	4,832	39,218	—
Cost of service revenues	959	221	587

Total cost of revenues	10,779	60,481	46,147

Gross profit (loss)	5,857	(1,799)	108,936
Operating expenses:
Research and development	53,523	49,324	24,221
Marketing and sales	13,266	22,169	20,518
General and administrative	7,306	9,024	5,634
Amortization of goodwill	—	2,476	384
EASICS NV merger costs	—	—	1,163
Impairment of goodwill	59,901	—	—
Restructuring charge and asset impairments	3,895	34,223	—
Purchased in-process research and development	2,000	22,000	2,800

Total operating expenses	139,891	139,216	54,720

Operating (loss) income	(134,034)	(141,015)	54,216
Other (expense) income:
Impairment of investments in non-publicly traded companies	(8,669)	—	—
Equity in net losses of affiliates	(3,405)	(1,962)	(385)
Interest (expense) income:
Interest income	6,591	23,221	15,994
Interest expense	(8,349)	(20,613)	(7,472)

Interest (expense) income, net	(1,758)	2,608	8,522

Total other (expense) income	(13,832)	646	8,137

(Loss) income before income taxes and extraordinary gain	(147,866)	(140,369)	62,353
Income tax expense (benefit)	49,843	(38,850)	24,383

(Loss) income before extraordinary gain	(197,709)	(101,519)	37,970
Extraordinary gain from repurchase of 4½% Convertible Notes due 2005, net of income taxes of $19,491, $13,215 and $0 in, 2002, 2001, and 2000, respectively	32,485	22,093	—

Net (loss) income	$(165,224)	$(79,426)	$37,970

Basic (loss) earnings per common share:
(Loss) income before extraordinary gain	$(2.20)	$(1.16)	$0.46
Extraordinary gain	$0.36	$0.25	$—

Net (loss) income	$(1.84)	$(0.91)	$0.46

Diluted (loss) earnings per common share:
(Loss) income before extraordinary gain	$(2.20)	$(1.16)	$0.43
Extraordinary gain	$0.36	$0.25	$—

Net (loss) income	$(1.84)	$(0.91)	$0.43

Basic average shares outstanding	90,037	86,904	81,681
Diluted average shares outstanding	90,037	86,904	87,559

(1)	The 2001 and 2000 figures have been adjusted for the effect of the change in the investment in OptiX Networks, Inc. from the cost to the equity method of accounting.

See accompanying notes to consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Common stock		Common stock, in treasury, at cost	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated earnings (deficit)(1)	Total
	Shares	Amount
Balance at December 31, 1999	79,038,312	$79	—	$150,151	$(162)	$2,070	$152,138

Comprehensive income:
Net income						37,970	37,970
Currency translation adjustment					(63)		(63)

Total comprehensive income							37,907

Shares of common stock issued under stock option and stock purchase plans	4,194,977	5	—	21,418	—	—	21,423
Shares of common stock issued in purchase transactions.	266,836	—	—	10,657	—	—	10,657
Tax benefit from exercise of employee stock options	—	—	—	35,229	—	—	35,229

Balance at December 31, 2000	83,500,125	$84	—	$217,455	$(225)	$40,040	$257,354

Comprehensive loss:
Net loss						(79,426)	(79,426)
Currency translation adjustment					(78)		(78)

Total comprehensive loss							(79,504)

Shares of common stock issued under stock option and stock purchase plans	1,745,921	2	—	8,293	—	—	8,295
Repurchase of 1,010,000 shares of common stock	—	—	(4,211)	—	—	—	(4,211)
Shares of common stock issued in purchase transactions.	5,686,423	5	—	60,101	—	—	60,106
Tax benefit from exercise of employee stock options	—	—	—	8,053	—	—	8,053

Balance at December 31, 2001	90,932,469	$91	$(4,211)	$293,902	$(303)	$(39,386)	$250,093

Comprehensive loss:
Net loss						(165,224)	(165,224)
Currency translation adjustment					477		477

Total comprehensive loss							(164,747)

Shares of common stock issued under stock option and stock purchase plans	209,203	—	—	289	—	—	289
Retirement of 1,010,000 shares of common stock	(1,010,000)	(1)	4,211	(4,211)	—	—	(1)
Tax benefit from exercise of employee stock options	—	—	—	27	—	—	27

Balance at December 31, 2002	90,131,672	$90	$—	$290,007	$174	$(204,610)	$85,661

(1)	The 2001 and 2000 figures have been adjusted for the effect of the change in the investment in OptiX Networks, Inc. from the cost to the equity method of accounting.

See accompanying notes to consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2002	2001(1)	2000(1)
Cash flows from operating activities:
Net (loss) income	$(165,224)	$(79,426)	$37,970
Adjustments required to reconcile net (loss) income to cash flows from operating activities, net of effects of acquisitions:
Depreciation and amortization	14,672	11,547	6,496
Deferred income taxes	49,547	(46,926)	(33,955)
Goodwill impairment	59,901	—	—
Tax benefit from exercise of employee stock options	27	8,053	35,229
(Benefit) provision for doubtful accounts	(1,100)	997	500
Provision for excess inventories	4,832	39,218	—
Non-cash restructuring (expense) benefit, net	(1,273)	2,367	—
Equity in net losses of affiliates	3,405	1,962	385
Impairment of investments in non-publicly traded companies	8,669	—	—
Purchased in-process research and development	2,000	22,000	2,800
Extraordinary gain on extinguishment of 4½% Convertible Notes due 2005, net of income taxes	(32,485)	(22,093)	—
Other non-cash items	(260)	—	230
Decrease (increase) in operating assets:
Accounts receivable	2,397	24,538	(15,735)
Inventories	(1,264)	(32,547)	(6,998)
Prepaid expenses and other assets	(1,033)	3,728	(2,634)
(Decrease) increase in operating liabilities:
Accounts payable	(2,113)	(4,433)	3,661
Accrued expenses and other current liabilities	(5,565)	(5,679)	30,832
Restructuring liabilities	(730)	29,924	—

Net cash (used in) provided by operating activities	(65,597)	(46,770)	58,781

Cash flows from investing activities:
Purchase of product licenses	(3,204)	(2,000)	(500)
Capital expenditures	(9,037)	(9,469)	(10,481)
Investments in non-publicly traded companies	(4,951)	(9,009)	(6,505)
Acquisition of businesses, net of cash acquired	(5,789)	(12,729)	90
Purchases of short and long term held-to-maturity investments	(68,256)	(271,673)	(256,858)
Proceeds from short and long term held-to-maturity of investments	79,264	316,503	202,286

Net cash (used in) provided by investing activities	(11,973)	11,623	(71,968)

Cash flows from financing activities:
Proceed from issuance of 4½% Convertible Notes due 2005, net of issuance costs	—	—	443,694
Repurchase of 4½% Convertible Notes due 2005	(143,156)	(106,163)	—
Repurchase of common stock	—	(4,211)	—
Issuance of common stock under employee stock plans	549	8,295	21,423

Net cash (used in) provided by financing activities	(142,607)	(102,079)	465,117

Effect of exchange rate changes on cash and cash equivalents	477	(78)	(63)

(Decrease) increase in cash and cash equivalents	(219,700)	(137,304)	451,867
Cash and cash equivalents at beginning of year	370,248	507,552	55,685

Cash and cash equivalents at end of year	$150,548	$370,248	$507,552

(1)	The 2001 and 2000 figures have been adjusted for the effect of the change in the investment in OptiX Networks, Inc. from the cost to the equity method of accounting.

See accompanying notes to consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollars in thousands, except share and per share amounts)

Note 1.    Summary of Significant Accounting Policies

Description of Business

TranSwitch Corporation (“TranSwitch” or the “Company”) was incorporated in Delaware on April 26, 1988 and is headquartered in Shelton, Connecticut. The Company and its subsidiaries (collectively, “TranSwitch” or the “Company”) design, develop, market and support highly integrated digital and mixed-signal semiconductor devices for the telecommunications and data communications markets.

Principles of Consolidation

The consolidated financial statements include the accounts of TranSwitch Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, allowances for uncollectable receivables, excess or slow-moving inventories, obsolete inventories, impairment of assets, product warranty, depreciation and amortization, taxes, and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Cash, Cash Equivalents and Investments in Marketable Securities

All highly liquid investments with an original maturity of three months or less are considered cash equivalents. Cash equivalents were approximately $150.5 million and $370.2 million as of December 31, 2002 and 2001, respectively. Cash equivalents consist of overnight bank repurchase agreements, certificates of deposit, U.S. Treasury Bills, commercial paper and U.S. agency notes. The majority of the Company’s cash and cash equivalents are maintained with three major financial institutions. The cash, cash equivalents and investment balances at institutions may, at times, be above the Federal Deposit Insurance Corporation insured limit of $0.1 million per account.

Short and long-term investments are comprised of marketable securities, primarily U.S. Treasury Bills, commercial paper, and corporate debt securities. Investments with remaining maturities greater then ninety days, but less than one year, as of the date of the balance sheet are considered short-term. Long-term investments consist of the same mix of securities with maturity dates greater than one year from the balance sheet date. At December 31, 2002 and 2001, all of the Company’s marketable securities are classified as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the securities to maturity. These investments are recorded at amortized cost.

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value because of their short maturities. The fair values of long-term

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

investments and the 4½% Convertible Notes due 2005 are determined using quoted market prices for those securities or similar financial instruments. The fair value of the outstanding 4½% Convertible Notes due 2005 was approximately $68.7 million and $178.5 million at December 31, 2002 and 2001, respectively.

The fair value of the Company’s marketable securities and investments in non-public companies are disclosed in Note 4—Investments in Marketable Securities and Note 5—Investments in Non-Publicly Traded Companies.

Inventories

Inventories are carried at the lower of cost (on a weighted-average cost basis) or estimated net realizable value.

Product Licenses

Product licenses are amortized using the greater of: (1) the amount computed using the ratio of a product’s current gross revenues to the product’s total of current and estimated future gross revenues; or (2) the straight-line method over the estimated useful life of the asset, generally three to five years, not to exceed the term of the license. The Company capitalized $3.2 million and $2.0 million for the years ended December 31, 2002 and 2001, respectively, in connection with the acquisition of selected technologies. Amortization of product licenses amounted to $2.8 million, $0.3 million and $0.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. Product licenses, net, are included in other assets on the consolidated balance sheets. During fiscal 2001, the Company recorded an impairment charge related to a product license, refer to Note 13—Restructuring and Asset Impairment Charges.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment is calculated using the half-year convention method over the asset’s estimated useful life, ranging from three to seven years. Any gain or loss resulting from sale or retirement is included in the consolidated statement of operations. Repairs and maintenance are expensed as incurred while renewals and betterments are capitalized. Costs incurred for assets being constructed or installed but not yet placed in service at the balance sheet date are recorded as construction in progress.

Patents

Patents are carried at cost less accumulated amortization, and are being amortized over their estimated economic lives, generally five to ten years. Amortization expense for patents amounted to $0.2 million and $0.0 million of December 31, 2002 and 2001, respectively. Refer also to Note 3—Business Combinations for additional disclosure. The weighted average life of these patents is approximately eight years. The Company expects to incur amortization expense of approximately $0.2 million per year over the next five years in conjunction with these patents.

Deferred Financing Costs

Deferred financing costs on our 4½% Convertible Notes due 2005 are amortized using the interest method over the term of the related notes. The Company had deferred financing costs, net, of $2.2 million and $8.1 million at December 31, 2002 and 2001, respectively. Accumulated amortization of deferred financing fees was $14.2 million and $8.3 million as of December 31, 2002 and 2001, respectively. Amortization, included in

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

the consolidated statement of operations as a component of interest expense, was $1.1 million, $2.7 million, and $1.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. Refer to Note 12—4½% Convertible Notes due 2005 and Extraordinary Gain for additional details.

Impairment of Intangibles and Long-Lived Assets

The Company reviews long-lived and certain intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that a long-lived asset should be evaluated for possible impairment, an estimate of the related asset’s undiscounted future cash flows over the remaining life of the asset will be made to measure whether the carrying value is recoverable. Any impairment is measured based upon the excess of the carrying value of the asset over its estimated fair value which is generally based on an estimate of future discounted cash flows. A significant amount of management judgment is used in estimating future discounted cash flows.

Investments in Non-Publicly Traded Companies

The Company has certain minority investments in the convertible preferred stock of several non-publicly traded companies. Depending on the Company’s level of ownership and whether or not the Company has the ability to exercise significant influence, these investments are accounted for on either the cost or equity method, and they are reviewed periodically for impairment. The appropriate reductions in carrying values are recorded when, and if, necessary. During the year ended December 31, 2002, the Company recorded impairment charges on certain investments. During 2001 and 2000, the Company did not record any impairment charges in investments on non-publicly traded companies. Refer to Note 5—Investments in Non-Publicly Traded Companies for additional details.

Revenue Recognition

Net revenues from product sales are recognized at the time of product shipment when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) title and risk of loss transfers to the customer; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured.

Agreements with certain distributors provide price protection and return and allowance rights. With respect to recognizing revenues from distributors: (1) the prices are fixed at the date of shipment from our facilities; (2) payment is not contractually or otherwise excused until the product is resold; (3) we do not have any obligations for future performance relating to the resale of the product; and (4) the amount of future returns, allowances, refunds and costs to be incurred can be reasonably estimated and are accrued at the time of shipment.

Service revenues are recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) we have performed a service in accordance with our contractual obligations; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and accounts receivable.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

Cash, cash equivalents, and marketable securities are maintained in investment-grade financial instruments with high-quality financial institutions, thereby reducing credit risk concentrations. In addition, the Company limits the amount of credit exposure to any one financial institution and any one type of investment.

At December 31, 2002, over 90% of accounts receivable were due from seven customers. The majority of the Company’s sales are to customers in the telecommunications and data communications industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company does establish an allowance for potentially uncollectable accounts based upon factors surrounding the credit risk of specific customers, historical payment trends and other information.

Product Warranties

TranSwitch provides warranties on its products for up to one year from the date of shipment. A liability is recorded for estimated costs to be incurred under product warranties, which is based primarily on historical experience. Estimated warranty expense is recorded as cost of revenues as products are shipped.

Research and Development Costs

Research and development costs are expensed as incurred.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is more likely than not that the Company will not be able to utilize deferred income tax assets in the future, a valuation allowance is established. During fiscal 2002, the Company established a valuation allowance for all of its domestic income tax assets. Refer to Note 9—Income Taxes for additional disclosure.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

Stock-Based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and FASB Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions Involving Stock-Based Compensation, an interpretation of APB Opinion No. 25” and related interpretations in accounting for its stock-based compensation plans. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations. Expense associated with stock-based compensation is amortized over the vesting period of each individual award. The following table illustrates the effect on net (loss) income and (loss) earnings per common share as if the Black-Scholes fair value method described in SFAS No. 123, “Accounting for Stock-Based Compensation” had been applied to the Company’s long-term incentive plans:

	Years ended December 31,
	2002	2001	2000
Net (loss) income:
As reported	$(165,224)	$(79,426)	$37,970
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	$(47,460)	$(59,721)	$(41,486)

Pro forma	$(212,684)	$(139,147)	$(3,516)
Basic (loss) earnings per common share:
As reported	$(1.84)	$(0.91)	$0.46
Pro forma	$(2.36)	$(1.60)	$(0.04)
Diluted (loss) earnings per common share:
As reported	$(1.84)	$(0.91)	$0.43
Pro forma	$(2.36)	$(1.60)	$(0.04)

Earnings Per Share

Basic earnings per share are based upon the weighted average common shares outstanding during the period. Diluted earnings per share assume exercise of all outstanding “in-the-money” stock options and the conversion of the 4½% Convertible Notes due 2005 into common stock at the beginning of the period or the date of issuance, if later, unless they are anti-dilutive.

Foreign Currency Translation

All foreign subsidiaries use their local currency as their functional currency. Therefore, assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average exchange rates during the year. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss). Gains and losses related to monetary assets and liabilities denominated in a currency different than a subsidiary’s functional currency are included in the consolidated statements of operations.

Reclassifications

Certain reclassifications have been made in the 2001 balance sheet to conform to the 2002 presentation.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

Restatements

United States Generally Accepted Accounting Principles (U.S. GAAP) requires retroactive restatement where an equity investment previously accounted for under the cost method of accounting qualifies for use of the equity method. The Company has restated prior period results to reflect the change from the cost to the equity method of accounting for its investment in OptiX Networks, Inc. (OptiX) as the Company, during fiscal 2002, obtained the ability to significantly influence the operating and financial policies of OptiX through its investments in convertible preferred stock and a bridge loan. This restatement reduced the investment balance in OptiX (included in investments in non-publicly traded companies on the consolidated balance sheet), as if accounted for on the equity method, since inception. Also, equity in net losses of affiliates were recorded on the consolidated statement of operations for the prior periods reported (refer also to Note 5—Investments in Non- Publicly Traded Companies). This retroactive restatement results in the following full year impact for the last two fiscal years (2001 and 2000):

	Year ended December 31, 2001	Year ended December 31, 2000
Net (loss) income–as originally reported	$(77,464)	$38,355
Add: Adjustment for Change in Accounting Method Equity in net losses of affiliates	(1,962)	(385)

Net (loss) income—as restated	$(79,426)	$37,970

Basic (loss) income per common share—as originally reported	$(0.89)	$0.47
Basic (loss) income per common share—as restated	$(0.91)	$0.46
Diluted (loss) income per common share—as originally reported	$(0.89)	$0.44
Diluted (loss) income per common share—as restated	$(0.91)	$0.43

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145). SFAS 145 requires that certain gains and losses on extinguishments of debt be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt”. This statement also amends SFAS No. 13, “Accounting for Leases”, to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, SFAS 145 rescinded SFAS 44, “Accounting for Intangible Assets of Motor Carriers”, which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections to various FASB pronouncements. The Company will be required to adopt SFAS 145 on January 1, 2003. Upon adoption, the Company will be required to reclassify extraordinary items (see Note 12—4½% Convertible Notes Due 2005 and Extraordinary Gain) to continuing operations.

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

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148). SFAS 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. As of December 31, 2002, the Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” to account for employee stock options. The Company has complied with the disclosure requirements of SFAS 148 in the “Stock Based Compensation” paragraph above. Refer also to Note 11—Employee Benefit Plans for additional disclosures of our employee benefit plans.

In November 2002, FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. The interpretation provides guidance on the guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. The Company has adopted the disclosure requirements of the interpretation as of December 31, 2002. The accounting guidelines are applicable to guarantees issued after December 31, 2002 and require that the Company record a liability for the fair value of such guarantees in the balance sheet. The Company is reviewing FIN No. 45 to determine its impact, if any, on future reporting periods.

In January 2003, FIN No. 46, “Consolidation of Variable Interest Entities” was issued. The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. The guidelines of the interpretation will become applicable for the Company in its third quarter 2003 financial statements for variable interest entities created before February 1, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. The Company is reviewing FIN No. 46 to determine its impact, if any, on future reporting periods.

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

In June 2001, the FASB issued of SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142), which became effective and was adopted by the Company on January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions, upon adoption, for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Accordingly, the Company ceased amortizing goodwill totaling $54.5 million as of January 1, 2002, which includes workforce intangibles of approximately $0.7 million previously classified as purchased intangible assets.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

The following table presents the impact of SFAS 142 on net (loss) income and net (loss) income per common share had the standard been in effect for the last two fiscal years (2001 and 2000):

	Year ended December 31, 2001	Year ended December 31, 2000
Net (loss) income—as reported	$(79,426)	$37,970
Add Adjustment:
Amortization of goodwill and acquired workforce intangible	2,476	384

Net (loss) income—as adjusted	$(76,950)	$38,354

Basic (loss) earnings per common share—as reported	$(0.91)	$0.46
Basic (loss) earnings per common share—as adjusted	$(0.89)	$0.47
Diluted (loss) earnings per common share—as reported	$(0.91)	$0.43
Diluted (loss) earnings per common share—as adjusted	$(0.89)	$0.44

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

The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As a result of industry conditions, the Company determined that there were indicators of impairment to the carrying value of goodwill during the quarter ended September 30, 2002. Accordingly, the Company performed an impairment review of its goodwill in accordance with SFAS 142 and, as a result, recorded a goodwill impairment charge of $59.9 million during the quarter ended September 30, 2002 to reduce the carrying value of goodwill to zero. The amount of goodwill impairment primarily reflects the decline in the Company’s stock price during 2002 and related market capitalization.

Note 3.    Business Combinations

During the three years ended December 31, 2002 Company completed six acquisitions. All acquisitions during were accounted for under the purchase method of accounting for business combinations with the exception of Easics NV which was accounted for as a pooling of interests. The consolidated financial statements include the operating results of each business from the date of acquisition. All significant intercompany balances and transactions have been eliminated.

FISCAL 2002

    Systems On Silicon, Inc.

On March 27, 2002 the Company acquired Systems On Silicon, Inc. (SOSi) located in South Brunswick, New Jersey, which develops highly integrated VLSI solutions that address the requirements of converged networks with an initial focus on the Intelligent Integrated Access Device (IAD). This acquisition was a strategic investment aimed at enhancing and expanding the Company’s product offering with higher speed solutions for the metro and access markets. As a result of this acquisition, the Company paid $0.9 million in cash for the outstanding shares of stock in SOSi not already owned by the Company. The Company incurred transaction fees of approximately $0.3 million in conjunction with this purchase. Including the Company’s previous investment of approximately $0.4 million, TranSwitch’s total investment in SOSi was approximately $1.3 million.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

The results of operations of SOSi have been included in the Company’s consolidated financial results beginning on March 27, 2002, the date of acquisition, and all significant intercompany balances have been eliminated. The acquisition was accounted for under the purchase method of accounting for business combinations. SOSi is a wholly owned subsidiary of TranSwitch.

The purchase price of and investment in SOSi has been allocated in the Company’s consolidated financial statements as shown in the following table:

Purchased in-process research and development	$2,000
Goodwill	302
Deferred income tax assets	438
Cash and investments	110
Property and equipment	111
Prepaid and other assets	39
Patent	300
Accrued liabilities	(1,991)

Investment in SOSi	$1,309

Purchased in-process research and development

At the time of acquisition, SOSi was in the process of developing an IAD chip. The project was started concurrently with SOSi’s inception in 1999 and had been scheduled for first release in the first quarter of 2003. The IAD chip is the enabling solution to service the last mile in voice and data access. The IAD chip provides a system on a chip (SOC) solution. The IAD chip will serve the needs of existing incumbent local exchange carrier (ILEC) legacy networks. The product will also enable converged data and voice network architecture. Its telephone features will include voice activity detection, silence suppression and comfort noise generation.

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

Goodwill

As disclosed in Note 2—Goodwill and Purchased Intangible Assets, all goodwill associated with this acquisition was impaired during the year ended December 31, 2002.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

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

Pro forma financial information

Pro forma results of operations for SOSi have not been presented because the effects of this acquisition were not material to the consolidated financial statements.

Subsequent to December 31, 2002, the Company announced a restructuring plan that included a workforce reduction, facility closings and the elimination of certain product lines. In addition, the Company has postponed the completion of the IAD product line and archived the intellectual property until the market returns, if ever. Given these facts and circumstances, the Company believes that there are indications of impairment of the SOSi patents acquired. As such, the Company evaluated the future cash flows and determined that these patents are impaired and, accordingly, the Company will record an impairment charge during the first quarter of 2003. Refer to Note 17—Subsequent Events for additional disclosure regarding subsequent events.

FISCAL 2001

A summary of purchase transactions completed during fiscal 2001 is outlined as follows:

	Onex Communications Corporation	Horizon Semiconductors, Inc.	ADV Engineering S.A.	Total Purchase Acquisitions
Purchase Price Allocation:
Purchased in-process research and development	$22,000	$—	$—	$22,000
Goodwill & assembled workforce	40,621	2,379	5,424	48,424
Deferred income tax assets	9,137	—	—	9,137
Cash and other tangible assets	11,890	199	1,072	13,161
Patents	1,600	—	—	1,600
Accrued liabilities	(3,888)	(254)	(280)	(4,422)

Total Purchase Price	$81,360	$2,324	$6,216	$89,900

Onex Communications Corporation

On September 21, 2001 the Company acquired Onex Communications Corporation, which develops System Silicon Solutions for multi-service platforms. This acquisition was a strategic investment aimed at enhancing the Company’s product offering with higher speed solutions. As a result of this acquisition, the Company issued 5,481,504 shares of its common stock and assumed 523,543 common stock options. The common stock issued was valued at the closing price of $8.80 per share as listed on the Nasdaq National Market on the date that the definitive merger agreement was signed (August 17, 2001) as the number of common shares to be issued were fixed on that date. This equates to a total fair value of $52.8 million in common stock. The Company also paid $20.0 million in cash. The Company incurred and paid transaction fees of approximately $3.5 million in

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

conjunction with this purchase. This purchase, combined with a previous investment of $5.1 million accounted for under the cost method, brings the Company’s total purchase price of Onex to $81.4 million.

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

The SP technology consists of highly integrated and programmable silicon that can combine any and all combinations of SONET/SDH transmission and native support for TDM, ATM and packet processing on a single chip. Significant features under development of the SP technology include the fact that SP is a 17 million gate device. The portion of in-process research and development allocated to this project was $14.1 million. It was estimated that the SP project was approximately 60% complete and the remaining costs to complete the project were $4.9 million. The initial development of this project was completed in April 2002. TranSwitch shipped sample quantities of this product, which is currently undergoing field trials, to one customer during the year ended December 31, 2002.

The SE technology consists of a 30 Gbps (12 port OC-48) switch technology capable of switching TDM, ATM or variable length packet traffic. Significant features under development of the SE technology include frequency and phase synchronization. The portion of in-process research and development allocated to this project was $7.9 million. It was estimated that the SE technology was approximately 75% complete and the remaining costs to complete the project were $2.7 million. The initial development of this project was completed in December 2001. TranSwitch shipped sample quantities of this product, which is currently undergoing field trials, to one customer during the year ended December 31, 2002.

The risks associated with the development of SP and SE products are technical completion, timing, cost, and market risks. Technical completion for the initial prototype lots centers on the reliability of IBM’s Unilink technology. Although a market for these products exists, producing the products cost-effectively and gaining general market acceptance has yet to be proven and presents risk to the success of these products.

Goodwill

As disclosed in Note 2—Goodwill and Purchased Intangible Assets, all goodwill associated with this acquisition was impaired during the year ended December 31, 2002.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Twelve months ended December 31, (unaudited)
	2001	2000
Proforma results TranSwitch and Onex combined
Net revenues	$58,682	$155,083

(Loss) income before extraordinary gain	(96,353)	29,279

Basic (loss) earnings per common share:
(Loss) income before extraordinary gain	$(1.11)	$0.36

Diluted (loss) earnings per common share:
(Loss) income before extraordinary gain	$(1.11)	$0.33

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

As disclosed in Note 2—Goodwill and Purchased Intangible Assets, all goodwill associated with this acquisition was impaired during the year ended December 31, 2002. Pro forma results of operations for Horizon have not been presented because the effects of this acquisition were not material to the financial statements either individually or combined with other acquisitions.

ADV Engineering S.A.

On January 18, 2001, the Company acquired all of the outstanding stock of ADV Engineering S.A. (ADV) for 129,971 shares of common stock valued, in the aggregate, at approximately $5.6 million. The common stock issued was valued at the average closing price of $42.85 per share as listed on the Nasdaq National Market for the thirty trading days immediately preceding the two trading days prior to the closing date in accordance with

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

the purchase agreement. The total purchase price of approximately $6.2 million includes direct costs of the acquisition totaling approximately $0.6 million. In addition, if ADV achieved certain milestones, the Company was obligated to pay out an additional $5.0 million in cash or stock in January 2002. During 2002, the milestones were achieved and the Company paid $5 million in cash on January 24, 2002; which was recorded as goodwill. ADV is a fabless semiconductor company and was acquired for the strategic value of its products and processes to TranSwitch.

As disclosed in Note 2—Goodwill and Purchased Intangible Assets, all goodwill associated with this acquisition was impaired during the year ended December 31, 2002. Pro forma results of operations for ADV have not been presented because the effects of this acquisition were not material to the financial statements either individually or combined with other acquisitions.

Note 4.    Investments in Marketable Securities

The following table summarizes investments in securities classified as cash and cash equivalents, short-term and long-term investments at December 31, 2002 and 2001:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized (losses)	Fair value
Fiscal Year Ended December 31, 2002
Money market & certificates of deposit	$99,962	$—	$—	$99,962
U.S. government & agency obligations	39,189	104	(20)	39,273
Corporate bonds & commercial paper	50,087	493	(112)	50,468

Total at December 31, 2002	$189,238	$597	$(132)	$189,703

Fiscal Year Ended December 31, 2001
Money market & certificates of deposit	$309,043	$—	$—	$309,043
U.S. government & agency obligations	41,695	747	—	42,442
Corporate bonds & commercial paper	66,020	1,797	—	67,817

Total at December 31, 2001	$416,758	$2,544	$—	$419,302

	December 31,
	2002	2001
Reported as:
Cash and cash equivalents	$134,320	$350,832
Short-term investments	33,099	39,344
Long-term investments	21,819	26,582

Total	$189,238	$416,758

Marketable debt (i.e. corporate bonds) securities had scheduled maturities of less than three years as of December 31, 2002 and 2001, respectively. In addition to the marketable securities noted above, the Company also held $16.2 million and $19.4 million in non-investment cash accounts as of December 31, 2002 and 2001, respectively. The total cash and marketable investment security balances were $205.4 million and $436.2 million as of December 31, 2002 and 2001, respectively.

During the years ended December 31, 2002 and 2001, the Company sold certain held-to-maturity securities prior to their maturity date due to a decline in credit quality of the underlying issuers. The total amortized cost of

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

the securities sold prior to maturity during the years ended December 31, 2002 and 2001 was approximately $6.4 million and $5.4 million, respectively. The Company recognized a loss on these sales of approximately $0.1 million during each of the years ended December 31, 2002 and 2001, respectively. This loss is recorded within interest income on the Company’s consolidated statements of operations.

Note 5.    Investments in Non-Publicly Traded Companies

Equity Method Investments

The Company’s venture capital partnership investments of GTV Capital, L.P. (GTV), Neurone Ventures II, L.P. (Neurone) as well as its investment in OptiX Networks, Inc. (OptiX), are accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s pro-rata share of the net income or loss from the investee companies are recorded in the consolidated statements of operations and, accordingly, the investment’s carrying value is adjusted on the consolidated balance sheets.

Prior to June 30, 2002, the Company had been accounting for its investment in OptiX under the cost method. However, during the third quarter of fiscal 2002, the Company, in connection with a bridge loan of $4.0 million that is convertible to convertible preferred stock upon OptiX closing its anticipated round of financing, obtained the ability to exercise significant influence over the financial and operating policies of OptiX. Approximately $3.5 million of this $4.0 million bridge loan was drawn upon during the third and fourth quarters of fiscal 2002. All prior period financial information has been retroactively restated to reflect this change in reporting entity (refer also to Note 1—Summary of Significant Accounting Policies).

Cost Method Investments

The Company has purchased shares of convertible preferred stock in TeraOp (USA), Inc. (TeraOp), Accordion Networks, Inc. (Accordion), and Intellectual Capital for Integrated Circuits, Inc. (IC4IC). The Company’s direct and indirect (which include certain board members and employees) voting interest is less than 20% of the total ownership of each of these companies as of December 31, 2002 and 2001, and the Company does not exercise significant influence over the management of these companies as defined by APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock,” and other relevant literature. The Company accounts for these investments at cost and monitors the carrying value of these investments for impairment.

Impairment of Investments in Non-Publicly Traded Companies

As a result of industry conditions, the Company determined that there were indicators of impairment to the carrying value of the Company’s investments in OptiX, TeraOp, IC4IC and Accordion during the fiscal year ended December 31, 2002. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cashflows (both short and long-term), financing needs, most recent valuation data, the current investing environment, management/ ownership changes, and competition. This evaluation process is based on information that the Company requests from these privately-held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. During the year ended December 31, 2002 the Company used the modified equity method of accounting to determine the impairment loss for TeraOp, IC4IC and Accordion, as the Company determined that no better current evidence of the value of its cost method investments existed and it believes that this gives the Company the best basis for an estimate given the negative

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

cash flows of these companies. The modified equity method of accounting results in recording an impairment loss on a cost method investment equal to the investor’s proportionate share of the investee’s losses as its contributed capital is consumed to fund operating losses of the investee from the inception of the investor’s investment.

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

Based on our evaluations, we recorded impairment charges related to our investments in non-publicly traded companies of $8.7 million during the year ended December 31, 2002. There were no impairment charges in the year ended December 31, 2001.

Summary of Investments in Non-Publicly Traded Companies

The following table summarizes the Company’s investments and changes to investment values as of and for the year ended December 31, 2002:

	Investment Balance December 31, 2001	Fiscal 2002 Activity						Investment Balance December 31, 2002
		Investments (1)	Acquisitions (2)	Equity Losses (3)	Losses in Excess of Advances (4)	Adjustments (5)	Impairments (6)
Investee company:
GTV	$1,186	$—	$—	$(170)	$—	$—	$—	$1,016
Neurone Ventures II, L.P.	—	180	—	(78)	—	—	—	102
OptiX	1,311	3,456	—	(3,157)	333	(604)	(1,339)	—
TeraOp	4,000	1,000	—	—	—	—	(5,000)	—
Accordion	1,500	—	—	—	—	—	(630)	870
IC4IC	1,385	315	—	—	—	—	(1,700)	—
Systems On Silicon, Inc.	409	—	(409)	—	—	—	—	—

Total investments	$9,791	$4,951	$(409)	$(3,405)	$333	$(604)	$(8,669)	$1,988

(1)	Represents cash payments made to the investee company for either convertible preferred stock or for bridge loans convertible to convertible preferred stock.
(2)	During fiscal 2002, the Company acquired Systems On Silicon, Inc. This investment was included in the purchase price allocation. Refer to Note 3—Business Combinations.
(3)	Reflects the Company’s pro-rata share of losses in the investee company. These are recorded as other income (expense) on the consolidated statement of operations.
(4)	This is a liability recorded as part of the Company’s accrued expense balance as of December 31, 2002. Represents a liability for equity losses in excess of our bridge loan investment as of December 31, 2002 as the Company has committed to provide future funding.
(5)	As a result of changing to the equity method for the investment in OptiX, the Company adjusted its investment balance and equity in net loss of affiliates amounts for design services provided by TranSwitch to OptiX during the third quarter of fiscal 2002.
(6)	Described above in Impairment of Investments in Non-Publicly Traded Companies. Approximately $2.3 million and $6.4 million were impaired under the provisions of SFAS 114 and the modified equity method of accounting, respectively.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

Note 6.    Inventories

The components of inventories at December 31, 2002 and 2001 are as follows:

	December 31,
	2002	2001
Raw material	$906	$3,961
Work-in-process	2,307	1,031
Finished goods	1,445	3,235

Total inventories	$4,658	$8,227

As a result of current and anticipated business conditions, as well as lower than anticipated demand, the Company recorded provisions for excess inventories totaling approximately $4.8 million and $39.2 million during the years ended December 31, 2002 and 2001, respectively. There were no such provisions during the year ended December 31, 2000. The effect of these inventory provisions was to write inventory down to a new cost basis of zero. During fiscal 2002, the Company sold certain products that had previously been written down to a cost basis of zero. The following tables present the impact to gross profit (loss) of the excess inventory charges and benefits for the years ended December 31, 2002 and 2001 respectively:

	Year ended December 31, 2002		Year ended December 31, 2001
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %
Gross Profit (loss)—as reported	$5,857	35%	$(1,799)	(3)%
Excess inventory charge(1)	4,832	29%	39,218	67%
Excess inventory benefit(2)	(2,183)	(13)%	—	—

Gross profit—as adjusted	$8,506	51%	$37,419	64%

(1)	During the years ended December 31, 2002 and 2001, the Company recorded a provision for excess inventories of approximately $4.8 million and $39.2 million, respectively, as costs of revenues. There were no provisions for excess inventories during the year ended December 31, 2000.
(2)	During 2002, the Company realized an excess inventory benefit from the sale of products which had previously been written down to a cost basis of zero. For the purposes of comparing the change in gross profit on net revenues, the Company is excluding this benefit and calculating gross profit on these product revenues as if they had been sold at their historical average costs. There were no revenues from excess inventories during the years ended December 31, 2001 and 2000.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

Note 7.    Property and Equipment, Net

The components of property and equipment, net at December 31, 2002 and 2001 are as follows:

	Estimated Useful Lives	December 31,
		2002	2001
Purchased computer software	3 years	$19,000	$14,960
Computers and equipment	3-7 years	13,639	14,209
Semiconductor tooling	3 years	—	1,232
Furniture	3-7 years	2,847	3,037
Leasehold improvements	Lease term*	1,634	1,548
Construction in-progress (software and equipment)		756	1,683

Gross property and equipment		37,876	36,669
Less accumulated depreciation and amortization		(20,657)	(17,723)

Property and equipment, net		$17,219	$18,946

*	Shorter of estimated useful life or lease term.

Depreciation expense was $10.8 million, $6.1 million, and $4.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 8.    Segment Information and Major Customers

Under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company uses the “management” approach to reporting segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. Under SFAS No. 131, there is one business segment: communication semiconductor products.

Products and Services

TranSwitch’s products are VLSI semiconductor devices that provide core functionality of communications network equipment. The integration of various technologies and standards in these devices result in a homogeneous product line for management and measurement purposes.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

Enterprise-wide Information

Enterprise-wide information provided on geographic net revenues is based on the customer’s ordering location. Long-lived asset information is based on the physical location of the assets. The following tables present net revenues and long-lived assets information for geographic areas:

	Years ended December 31,
	2002	2001	2000
Net revenues:
United States	$6,813	$17,922	$84,517
Germany	3,226	10,882	4,259
Korea	2,154	5,613	14,285
Malaysia	1,155	129	2,698
China	954	8,418	15,150
Israel	655	4,838	7,520
United Kingdom	42	6,142	24,423
Canada	68	1,193	988
Other countries	1,569	3,545	1,243

Total	$16,636	$58,682	$155,083

	December 31,
	2002	2001	2000
Long-lived assets:
United States	$21,151	$77,169	$20,719
Other countries	1,689	1,891	2,262

Total	$22,840	$79,060	$22,981

Information about Major Customers

The Company ships its products to both distributors and directly to end customers. The following tables set forth the percentage of net revenues attributable to all of the Company’s major distributors as well as the significant customers that had total purchases (either direct or through distributors) of greater than 10% of net revenues for the three years ended December 31, 2002:

	Years ended December 31,
	2002	2001	2000
Distributors:
Arrow Electronics, Inc.(1)	19%	*	*
Weone Corporation(2)	13%	10%	*
Insight Electronics, Inc.(3)	10%	24%	32%
Unique Memec(4)	*	10%	16%
Significant Customers:
Tellabs, Inc.(1)(3)	23%	*	16%
Siemens AG(4)	19%	21%	*
Cisco Systems, Inc.(3)	11%	*	*
Redback Networks, Inc.(3)	*	12%	*
Samsung Corporation(2)	*	11%	*
Lucent Technologies, Inc.(3)	*	11%	11%

(1)	The primary end customer of the shipments to Arrow Electronics, Inc. is Tellabs, Inc.
(2)	The primary end customer of the shipments to Weone Corporation is Samsung Corporation.
(3)	The end customers of the shipments to Insight Electronics, Inc. include Cisco Systems, Inc., Lucent Technologies, Inc., Redback Networks, Inc., and a portion of Tellabs, Inc. purchases.
(4)	A portion of the shipments to Siemens AG were distributed through Unique Memec.
*	Revenues were less than 10% of our net revenues in these years.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

Note 9.    Income Taxes

The components of income (loss) before income taxes and extraordinary gain for the three years ended December 31, 2002 are as follows:

	Years ended December 31,
	2002	2001	2000
U.S. domestic income (loss)	$(148,994)	$(141,694)	$61,700
Foreign income	1,128	1,325	653

Income (loss) from before income taxes and extraordinary gain	$(147,866)	$(140,369)	$62,353

The provision (benefit) for income taxes is comprised of the following:

	Years ended December 31,
	2002	2001	2000
Federal income taxes:
Current	$—	$—	$19,638
Deferred	44,343	(36,906)	1,184
State income taxes:
Current	—	—	3,210
Deferred	4,832	(2,395)	90
Foreign income taxes:
Current	—	451	261
Deferred	668	—	—

Income tax expense (benefit)	$49,843	$(38,850)	$24,383

In addition, there was income tax expense of $19.5 million, $13.2 million and $0 for the years ended December 31, 2002, 2001 and 2000, respectively, related to the extraordinary gain from the repurchase of the 4 1/2% Convertible Notes due 2005.

The Company recorded state franchise and capital taxes of $0.2 million in the year ended December 31, 2002 which is recorded as a component of general and administrative expenses on the consolidated statement of operations.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

The following table summarizes the differences between the U.S. federal statutory rate and the Company’s effective income tax (benefit) rate for financial statement purposes for the three years ended December 31, 2002:

	Years ended December 31,
	2002	2001	2000
U.S. federal statutory tax rate	(35.0)%	(35.0)%	35.0%
State taxes	(1.5)	(1.8)	3.4
In-process research and development	0.5	5.6	1.6
Foreign sales corporation benefit	—	—	(1.9)
Goodwill impairment	14.0
Change in valuation allowance	54.8	2.4	—
Permanent differences and other	0.4	0.7	0.8

Effective income tax (benefit) rate	33.2%	(28.1)%	38.9%

The tax effect of temporary differences that give rise to deferred income tax assets and deferred income tax liabilities at December 31, 2002 and 2001 are presented below:

	2002	2001
Deferred income tax assets:
Property and equipment	$471	$1,117
Other nondeductible reserves	1,038	1,645
Restructuring reserve	10,781	10,864
Capitalized research & development for tax purposes	6,189	5,636
Investment impairment	5,543	—
Capitalized start up costs for tax purposes	1,135	1,998
Net operating losses	62,729	48,268
Research & development and other credits	8,446	10,868
Other	1,265	1,165

Total gross deferred income tax assets	97,597	81,561
Less valuation allowance	(97,359)	(12,289)

Net deferred income tax assets	238	69,272

Deferred income tax liabilities
Other	(238)	(713)

Total deferred income taxes, net of valuation allowance	$—	$68,559

The Company continually evaluates its deferred tax assets as to whether it is more likely than not that the deferred tax assets will be realized. In assessing the realizability of its deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Based on this assessment, management believes that significant uncertainty exists surrounding the recoverability of the deferred tax assets and, as such, has recorded a full valuation allowance against its net deferred tax assets during the year ended December 31, 2002. Of the $97.4 million valuation allowance, subsequently recognized income tax benefits, if any, in the amount of $3.8 million will be applied directly to additional paid-in capital and $2.7 million will be applied to reduce goodwill.

At December 31, 2002, the Company had available, for federal income tax purposes, net operating loss (“NOL”) carryforwards of approximately $160.6 million and research and development tax credit carryforwards

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

of approximately $8.5 million expiring in varying amounts from 2003 through 2022. For state income tax purposes, the Company had available NOL carryforwards of approximately $88 million and state tax credit carryforwards of $6.5 million expiring in varying amounts from 2003 to 2022.

Certain transactions involving the Company’s beneficial ownership have occurred in prior years, which resulted in a stock ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, approximately $21.9 million of the NOL carryforwards and $1.4 million of research and development tax credit carryforwards are subject to these limitations. The Company has not yet determined if any of the NOL and credits generated in 2002 will be subject to limitation under Section 382.

Note 10.    Stockholders’ Equity

Nasdaq Listing Requirements

On July 19, 2002, the Company received notification from Nasdaq regarding the Company’s noncompliance with the listing requirements for the Nasdaq National Market, on which the Company’s common stock was traded. This was due to the Company’s bid price closing below $1.00 for a period of thirty consecutive trading days. As a result, the Company applied for, and was granted, listing on Nasdaq SmallCap Market. On October 14, 2002 the Company’s common stock began trading on the Nasdaq SmallCap Market after having been transferred from The Nasdaq National Market. On December 19, 2002, the Company received a letter from the Nasdaq SmallCap Market stating that it was no longer out of compliance with Marketplace Rule 4310 (c)(4), which requires issuers to maintain a minimum bid price per share of $1.00. The Company’s closing common stock price on December 31, 2002 was $0.69. Should the Company’s common stock price continue to trade below $1.00 for extended periods of time, the Company may again face compliance issues with the Nasdaq SmallCap Market. Refer also to Note 17—Subsequent Events regarding a letter received from Nasdaq in March 2003.

Stockholders’ Rights Plan

On October 1, 2001, the Board of Directors enacted a stockholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of TranSwitch common stock outstanding at the close of business on October 1, 2001 to the stockholders of record on that date. Each stockholder of record as of October 1, 2001 received a summary of the rights and any new stock certificates issued after the record date contain a legend describing the rights. Each preferred share purchase right entitles the registered holder to purchase from us one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company, at a price of $50.00 per one one-thousandth of a Preferred Share, subject to adjustment, upon the occurrence of certain triggering events, including the purchase of 15% or more of the Company’s outstanding common stock by a third party. Until a triggering event occurs, the common stockholders have no right to purchase shares under the stockholder rights plan. If the right to purchase the preferred stock is triggered, the common stockholders will have the ability to purchase sufficient stock to significantly dilute the 15% or greater holder.

Stock Buyback

On September 17, 2001, the Company announced it had adopted a plan to buy back up to 10% of the then outstanding shares of its common stock, based on the price and general market conditions over the next twelve months. The purpose for this stock buy back plan was to stabilize the price of the Company’s common stock following the events of September 11, 2001. During the year ended December 31, 2001, TranSwitch repurchased 1,010,000 shares at an average price of $4.13 per share for approximately $4.2 million. Accordingly, this

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

transaction has been reflected on the Company’s consolidated balance sheets and consolidated statements of cash flows. The stock repurchases were made with the Company’s available cash and cash equivalents. These shares were retired in 2002.

Authorized Shares

In connection with the May 2000 annual shareholders’ meeting, the shareholders approved an increase to the authorized number of shares of common stock from 100,000,000 to 300,000,000 shares.

Stock Splits

In June 1999 and January 2000, the Company effected three-for-two splits, and in August 2000, the Company effected a two-for-one split of its common stock paid in the form of a stock dividend. All share and per share data for all periods presented have been adjusted to reflect these stock splits.

Note 11.    Employee Benefit Plans

Employee Stock Purchase Plan

To provide employees with an opportunity to purchase common stock through payroll deductions, the Company established the 1995 Employee Stock Purchase Plan (the “Purchase Plan”), as amended on May 23, 2002, under which 700,000 shares of common stock have been reserved for issuance. Under the Purchase Plan, eligible employees may purchase a limited number of shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is less. Under the Purchase Plan, 104,626, 75,585 and 10,340 shares were issued in 2002, 2001, and 2000, respectively. At December 31, 2002, the number of remaining shares available for future issuance was 207,916.

Stock Option Plans

The Company has three stock options plans: the 1995 Stock Plan, as amended (the “1995 Plan”); the 2000 Stock Option Plan (the “2000 Plan”); and the 1995 Non-Employee Director Stock Option Plan (the “Director Plan”).

With respect to the 1995 Plan, in connection with the May 2000 annual shareholders meeting, the shareholders approved an increase to the maximum number of shares reserved and authorized for issuance to 31,400,000 shares of TranSwitch common stock, pursuant to the grant to employees of incentive stock options and the grant of non-qualified stock options, stock awards or opportunities to make direct purchases of common stock to employees, consultants, directors and executive officers. The terms of the options granted are subject to the provisions of the 1995 Plan as determined by the Compensation Committee of the Board of Directors. The 1995 Plan will terminate ten years after its adoption unless earlier terminated by the Board of Directors. As of December 31, 2002, the number of shares available for grant under the 1995 Plan was 7,398,388.

The 2000 Plan, adopted by the Board of Directors on July 14, 2000 and amended on December 21, 2001, provides for the grant of non-qualified options to purchase shares of common stock, up to an aggregate of 10,000,000 shares, to employees and consultants. No member of the Board of Directors or executive officers as appointed by the Board of Directors shall be eligible for grants of options under the 2000 Plan. The terms of the options granted are subject to the provisions of the 2000 Plan as determined by the Compensation Committee of the Board of Directors. Each non-qualified stock option shall either be fully exercisable on the date of grant or

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

shall become exercisable thereafter in such installments as the Board of Directors may specify. The 2000 Plan will terminate ten years after its adoption. No option granted under the 2000 Plan may be exercised after the expiration of seven years from the date of grant. The exercise price of options under the 2000 Plan must be equal to the fair market value of the common stock on the date of grant. Options granted under the 2000 Plan are generally nontransferable. As of December 31, 2002, the number of shares available for grant under the 2000 Plan was 2,181,130.

The Director Plan, as amended on May 23, 2002, provides for the automatic grant of options to purchase shares of common stock, up to an aggregate of 2,075,000 shares, to non-employee directors on the anniversary date of each individual board member joining the Board of Directors. Upon joining the Board of Directors, each director is granted an option to purchase 37,500 shares, one-third of which vest immediately, one-third after the first year, and the remaining one-third after the second year. Annually thereafter, each director is granted an option to purchase 28,800 shares, which vest fully after one year. The Director Plan is administered by the Compensation Committee of the Board of Directors. No option granted under the Director Plan may be exercised after the expiration of five years from the date of grant. The exercise price of options under the Director Plan must be equal to the fair market value of the common stock on the date of grant. Options granted under the Director Plan are generally nontransferable. As of December 31, 2002, the number of shares available for grant under the Director Plan was 328,099.

Information regarding stock options is set forth as follows:

	Number of options outstanding	Weighted average exercise price per share
Outstanding at December 31, 1999	13,820,072	$8.76
Granted and assumed	6,442,610	33.55
Exercised	(4,173,771)	5.04
Canceled	(255,034)	13.64

Outstanding at December 31, 2000	15,833,877	$25.45
Granted and assumed	9,582,662	14.35
Exercised	(1,701,777)	4.68
Canceled	(2,169,907)	22.03

Outstanding at December 31, 2001	21,544,855	$16.61
Granted and assumed	3,558,058	2.61
Exercised	(174,046)	2.12
Canceled	(3,108,962)	18.08

Outstanding at December 31, 2002	21,819,905	$14.16

The Company has, in connection with the acquisitions of various companies, assumed the stock option plans of each acquired company, and the related options are included in the preceding table.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

Options outstanding and exercisable at December 31, 2002 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number outstanding	Weighted Average Remaining Contractual Life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 0.28 to 2.42	2,867,235	5.89	$1.50	1,567,247	$1.74
2.50 to 3.26	2,390,234	5.58	3.13	2,002,534	3.11
3.36 to 4.13	3,436,059	6.97	4.06	1,563,040	4.07
4.21 to 9.45	3,896,189	4.98	8.61	2,644,235	8.37
9.46 to 16.95	2,478,903	4.89	12.19	1,474,670	12.54
17.32 to 30.94	3,780,488	4.51	25.49	2,635,880	24.89
31.19 to 67.81	2,970,797	4.50	41.47	1,712,427	41.38

$ 0.28 to 67.81	21,819,905	5.32	$14.16	13,600,033	$14.16

Stock options generally expire five, seven or ten years from the date of grant and generally vest ratably over a period of either two or four years from the date of grant are exercisable thereafter.

Stock-Based Compensation Fair Value Disclosures

As permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company applies APB 25 and related interpretations in accounting for stock-based awards. Under APB 25, no compensation expense is recognized in the consolidated financial statements for employee stock options because the exercise price of the option equals the market price of the underlying stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing with the following assumptions:

	2002	2001	2000
Risk-free interest rate	3.0%	4.7%	5.1%
Expected life in years	2.3	2.9	3.0
Expected volatility	100%	97.6%	85.8%
Expected dividend yield	—	—	—

A table illustrating the effect on net (loss) income and (loss) earnings per share as if the Black-Scholes fair value method had been applied to long-term incentive plans is presented in Note 1—Summary of Significant Accounting Policies.

The weighted average fair value of stock options granted, calculated using the Black-Scholes option-pricing model, is $1.42, $11.86 and $19.03 for the three years ended December 31, 2002, respectively.

As required by SFAS 123, the Company recognized compensation expense related to stock options granted to non-employees of $.01 million, $.09 million, $.06 million for each of the three years ended December 31, 2002, respectively.

Employee 401(k) Plan

TranSwitch sponsors a 401(k) plan known as the TranSwitch Corporation 401(k) Retirement Plan (the “Plan”). The Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

from 1% to 20% of their annual compensation to the Plan, limited to an annual maximum amount as set periodically by the Internal Revenue Service. The Company provides matching contributions equal to 50% of the employees’ deferred compensation, up to a maximum of 6% of the employee’s annual compensation. Company contributions begin vesting after two years and are fully vested after three years. The contribution expense related to the Plan amounted to $0.6 million, $0.6 million and $0.4 million for each of the three years ended December 31, 2002, respectively.

Note 12.    4 1/2% Convertible Notes Due 2005 and Extraordinary Gain

In September 2000, the Company issued $460 million of 4½% Convertible Notes due September 12, 2005, and received proceeds of $444 million, net of debt issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity, into shares of common stock at a conversion price of $61.9225 per share.

The notes are unsecured and unsubordinated obligations and rank on a parity in right of payment with all existing and future unsecured and unsubordinated indebtedness.

The Company may redeem the notes, in whole or in part, at any time on or prior to September 12, 2003 at a redemption price equal to 100 percent of the principal amount of notes to be redeemed plus accrued and unpaid interest, if any, to the date of redemption if the closing price of the Company’s common stock has exceeded 150 percent of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days (“Provisional Redemption”).

Upon any Provisional Redemption, the Company will make an additional payment with respect to the notes called for redemption in an amount equal to $135 per $1,000 principal amount of notes, less the amount of any interest actually paid on the notes before the provisional redemption date. These additional payments are made, at each holder’s option, either in cash or common stock or a combination of both.

On February 11, 2002, the Company’s Board of Directors approved a tender offer to purchase up to $200 million aggregate principal of the Company’s then outstanding 4 1/2% Convertible Notes due 2005 at a price not greater than $700 nor less than $650 per $1,000 principal amount, plus accrued and unpaid interest thereon to, but not including, the date of the purchase. As a result of this offer, the Company repurchased $199.9 million face value of the then outstanding notes at the price of $700 per $1,000 principal amount for a cash payment of $139.9 million. During 2001, the Company repurchased some of its outstanding 4 1/2% Convertible Notes due 2005 on the open market. The gain on these repurchases, net of deferred financing fees and income taxes, has been recorded as an extraordinary gain in the consolidated statement of operations. Details of the repurchase and resulting gain on these notes for the years ended December 31, 2002 and 2001 are as follows:

	Years ended December 31,
	2002	2001
4 1/2% Convertible Notes due 2005 repurchased at par	$199,937	$145,950
Tender offer transaction and professional fees	(3,201)	—
Write-off of related deferred financing fees	(4,805)	(4,480)
Cash paid to repurchase notes	(139,955)	(106,163)

Pre-tax gain on repurchase of notes	51,976	35,307
Income taxes on gain on repurchase of notes	(19,491)	(13,214)

Extraordinary gain	$32,485	$22,093

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

The Company funded the repurchases of the 4 1/2% Convertible Notes due 2005 from available cash, cash equivalents and short-term investments. As of December 31, 2002, the remaining outstanding principal balance of the 4 1/2% Convertible Notes due 2005 is $114.1 million. The Company will be required to adopt SFAS 145 on January 1, 2003 and upon adoption will reclassify extraordinary gains on debt repurchases to continuing operations (refer to Note 1—Summary of Significant Accounting Policies).

Note 13.    Restructuring and Asset Impairment Charges

During fiscal 2002, the Company announced a restructuring plan due to current and anticipated business conditions. As a result of this plan, the Company eliminated fifty-six positions and announced the closing of its design centers in Milpitas, CA and Raleigh, NC. In addition, the Company is discontinuing the AsTrix and Sertopia product lines and strategically refocusing its research and development efforts. This plan resulted in a provision for employee termination benefits of $2.1 million, facility lease costs of $3.0 million, and asset impairments of $0.4 million for a total provision of approximately $5.5 million recorded in the consolidated statement of operations. All of the employee termination benefits were paid as of December 31, 2002. The costs to exit facilities include lease payments (rent and operating expenses) due through fiscal 2017 for which the Company is obligated. As cash payments are made over the life of these commitments, the restructuring liabilities will be reduced. The “non-cash” asset impairment charge includes a write-off of certain excess furniture, leasehold improvements and equipment leases as well as a reduction of unearned compensation related to employee terminations.

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

A summary of the restructuring liabilities and the activity from December 31, 2001 through December 31, 2002 is as follows:

	Fiscal 2002 Activity
	Restructuring Liabilities December 31, 2001	Restructuring Charges Incurred with the July 15, 2002 Restructuring Plan	Cash Payments January 1, 2002 – December 31, 2002	Non-cash asset write-offs	Adjustments and Changes to Estimates(1)	Restructuring Liabilities December 31, 2002
Employee termination benefits	$1,304	$2,087	$(3,149)	$—	$(242)	$—
Facility lease costs	28,620	3,061	(2,709)	—	(1,415)	27,557
Asset impairments	—	384	—	(384)	—	—

Totals	$29,924	$5,532	$(5,858)	$(384)	$(1,657)	$27,557

(1)	All cash payments for employee termination benefits related to the fiscal 2001 and 2002 restructuring plans have been paid. During fiscal 2002, the Company sublet a portion of its unused excess facilities. As a result, the Company recognized income (restructuring benefit) of approximately $1.6 million with a corresponding reduction to the restructuring liability. This benefit and the related liability was partially off-set by commissions paid to rent these facilities.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

At December 31, 2002, the Company has classified approximately $25.8 million of this restructuring liability as long-term representing net lease commitments that are not due in the succeeding twelve-month period.

Subsequent to December 31, 2002, the Company announced a restructuring plan that included a workforce reduction, facility closings and the elimination of certain product lines. Included in this plan is the closing of the SOSi design center (New Jersey). In addition, the Company has postponed the completion of the IAD product line and archived the intellectual property until the market returns, if ever. Refer to Note 17—Subsequent Events for additional disclosure regarding subsequent events.

Note 14.    Commitments and Contingencies

Lease Agreements

The Company leases buildings and equipment at its headquarters in Shelton, Connecticut as well as at its subsidiaries worldwide. Total rental costs expensed under all operating lease agreements was $1.7 million, $2.1 million and $1.3 million for the three years ended December 31, 2002, respectively.

During the years ended December 31, 2002 and 2001, the Company elected to exit certain design centers but still have obligations on these particular facilities (refer to Note 13—Restructuring and Asset Impairment Charges for further disclosure). The following table summarizes future minimum operating lease commitments, including contractually obligated building operating commitments, that have remaining, non-cancelable lease terms in excess of one year at December 31, 2002 and future sublease income where the Company has leases in place:

	Operating Commitments	Sublease Agreements	Net Commitments
2003	$5,172	$(1,634)	$3,538
2004	4,936	(1,655)	3,281
2005	4,400	(1,750)	2,650
2006	4,047	(1,683)	2,364
2007	3,633	(1,782)	1,851
Thereafter	28,268	(3,155)	25,113

	$50,456	$(11,659)	$38,797

Subsequent to December 31, 2002, the Company announced a restructuring plan that included a workforce reduction, and facility closings. Refer to Note 17—Subsequent Events for additional disclosure regarding subsequent events.

Patent Indemnity

Under the terms of substantially all of its sales agreements, the Company has agreed to indemnify its customers for costs and damages arising from claims against such customer based on, among other things, allegations that the Company’s product’s infringed upon the intellectual property rights of a third party. In the event of an infringement claim, the Company retains the right to (i) procure for the customer the right to continue using the product; (ii) replace the product with an non-infringing item which shall give equally good service; (iii) modify the product so that it becomes non-infringing; or (iv) remove the product and, on return of the product to the Company, the Company shall refund the buyers purchase price. Due to the nature of these indemnification agreements, the maximum potential future payments the Company could be required to make under these

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

guarantees when and if such claims may arise cannot be reliably determined. No amounts have been accrued for any estimated losses with respect to these guarantees for customer indemnifications since it is not probable that a loss will be incurred. In 2002, 2001 and 2000, no claims were made under these indemnity provisions.

Note 15.    Supplemental Cash Flow Information

The following represents supplemental cash flow information:

	Years ended December 31,
	2002	2001	2000
Cash paid for interest	$9,661	$22,700	$24
Cash paid for income taxes	$683	$164	$1,276

The following represents a supplemental schedule of non-cash investing and financing activities:

Company common stock issued in acquisitions	$—	$60,106	$10,657
Capital lease obligations in connection with property and equipment	$133	$202	$340

The Company includes capital lease obligations as part of accrued expenses in the consolidated balance sheets.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

Note 16.    Quarterly Information (Unaudited)

The following tables contain selected unaudited consolidated statement of operations data for each quarter of fiscal years 2002 and 2001. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results to be expected for any future period. Results presented prior to the third quarter of fiscal 2002 have been adjusted for the effect of the change in the investment in OptiX Networks, Inc. from the cost to equity method of accounting.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year ended December 31, 2002
Net revenues	$4,862	$4,489	$3,658	$3,627	$16,636
Cost of revenues	1,818	1,573	1,604	952	5,947
Cost of revenues—provision for excess inventories	—	—	4,832	—	4,832

Gross profit (loss)	3,044	2,916	(2,778)	2,675	5,857
Loss before extraordinary gain	(13,850)	(8,982)	(157,151)	(17,726)	(197,709)
Net income (loss)	$18,635	$(8,982)	$(157,151)	$(17,726)	$(165,224)
Loss per common share before extraordinary items(1):
Basic	$(0.15)	$(0.10)	$(1.74)	$(0.20)	$(2.20)
Diluted	$(0.15)	$(0.10)	$(1.74)	$(0.20)	$(2.20)
Earnings (loss) per common share(1):
Basic	$0.21	$(0.10)	$(1.74)	$(0.20)	$(1.84)
Diluted	$0.21	$(0.10)	$(1.74)	$(0.20)	$(1.84)

Year ended December 31, 2001
Net revenues	$38,650	$11,032	$4,502	$4,498	$58,682
Cost of revenues	11,596	6,306	1,163	2,198	21,263
Cost of revenues—provision for excess inventories	—	24,694	—	14,524	39,218

Gross profit	27,054	(19,968)	3,339	(12,224)	(1,799)
Income (loss) before extraordinary gain	5,256	(26,416)	(33,668)	(46,691)	(101,519)
Net income (loss)	$5,256	$(14,274)	$(22,750)	$(47,658)	$(79,246)
Earnings (loss) per common share before extraordinary items(1):
Basic	$0.06	$(0.31)	$(0.39)	$(0.51)	$(1.16)
Diluted	$0.06	$(0.31)	$(0.39)	$(0.51)	$(1.16)
Earnings (loss) per common share(1):
Basic	$0.06	$(0.17)	$(0.26)	$(0.52)	$(0.91)
Diluted	$0.06	$(0.17)	$(0.26)	$(0.52)	$(0.91)

(1)	The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

Note 17.    Subsequent Events

In January 2003, the Company announced a restructuring plan in order to lower its operating expense run-rate due to current and anticipated business conditions. This plan resulted in a work-force reduction of approximately 25% of existing personnel. Also, the Company announced that it is closing its South Brunswick, NJ (SOSi) design center, and reducing its staff in Boston, MA, and Shelton, CT. This workforce reduction will also impact the Company’s Switzerland and Belgium locations. In addition, the Company has postponed the completion of the IAD product line and archived the intellectual property until the market returns, if ever. It is currently estimated that the Company will incur between $3.0 million to $5.0 million in charges to earnings in the first and second quarters of 2003 in conjunction with this plan.

In January and February 2003, the Company made additional convertible bridge loan investments into TeraOp and IC4IC totaling approximately $0.3 million (as of February 28, 2003). As the Company is currently providing substantially all of the funding required by these two companies to operate, it is likely that the Company now has significant influence which could require either a change to the equity method of accounting for these investments or consolidation of these companies’ financial statements going forward. This could result in the Company restating prior period results to reflect this change in accounting. The Company is currently evaluating the accounting for these transactions as well as the future business plans and funding alternatives for TeraOp and IC4IC and will make additional disclosures when the results for the quarter ended March 31, 2003 are reported.

In February 2003, the Company terminated its limited partnership agreement with GTV Capital, L.P. and was paid the balance of its investment totaling approximately $0.9 million.

By a letter dated March 4, 2003, the Company received notification from Nasdaq informing us that its common stock price had traded below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). Therefore, in accordance with Marketplace Rule 4310(c)(8)(D) the Company has been provided with 180 calendar days, or until September 2, 2003 to regain compliance. In order to regain compliance, the common stock price must close at $1.00 per share or more for a minimum of 10 consecutive trading days. If compliance is not regained, the Company may be granted an additional 180 calendar day grace period, should it meet certain other listing criteria for the Nasdaq SmallCap Market. If the Company does not meet this listing criteria, or if it is not granted this additional 180 day grace period and its common stock does not trade at or above $1.00 for 10 consecutive trading days, then Nasdaq will provide notification that TranSwitch’s common stock securities will be delisted. The Company has the right to appeal any delisting notification.

SCHEDULE II

TRANSWITCH CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
Description		Charges to Costs and Expenses	Charges to Other Accounts
Year ended December 31, 2002:
Allowance for losses on:
Accounts receivable	$1,601	—	$(49)	$(1,100)	$452
Inventories(1)	—	4,832	—	(4,832)	—
Sales returns and allowance	1,900	—	—	(931)	969
Stock rotation	400	789	—	(679)	510
Warranty	150	27	49	—	226
Deferred income tax assets valuation allowance	12,289	85,070	—	—	97,359

	$16,340	$90,718	$—	$(7,542)	$99,516

Year ended December 31, 2001:
Allowance for losses on:
Accounts receivable	$604	$1,769	$—	$(772)	$1,601
Inventories(1)	1,791	39,154	—	(40,945)	—
Sales returns and allowance	1,050	5,469	—	(4,619)	1,900
Stock rotation	1,550	5,427	—	(6,577)	400
Warranty	504	187	—	(541)	150
Deferred income tax assets valuation allowance	833	11,456	—	—	12,289

	$6,332	$63,462	$—	$(53,454)	$16,340

Year ended December 31, 2000:
Allowance for losses on:
Accounts receivable	$294	$500	$—	$(190)	$604
Inventories	1,519	825	—	(553)	1,791
Sales returns and allowance	1,494	9,017	(1,275)	(8,186)	1,050
Stock rotation	—	2,839	1,275	(2,564)	1,550
Warranty	425	200	—	(121)	504
Deferred income tax assets valuation allowance	833	—	—	—	833

	$4,565	$13,381	$—	$(11,614)	$6,332

(1)	During the years ended December 31, 2002 and 2001, the Company recorded charges to its inventory position for inventories which were determined to be excess. Refer to Note 6—Inventories of the Consolidated Financial Statements.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The information required by this Item is incorporated herein by reference to the information in the sections entitled Proposal No. 1 “Election of Directors” and “Compensation and Other Information Concerning Named Executive Officers” contained in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2002.

The Company has a Code of Conduct applicable to all employees, named executive officers, and senior financial personnel which is further outlined in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2002.

The Board of Directors has determined that at least one of the independent directors serving on the Audit Committee, Mr. Gerald F. Montry, is an audit committee financial expert, as that term has been defined by the Securities and Exchange Commission.

Item 11.    Executive Compensation.

The information required by this Item is incorporated herein by reference to the information in the section entitled “Compensation and Other Information Concerning Named Executive Officers” contained in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2002.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the information in the section entitled “Security Ownership of Certain Beneficial Owners and Management”, “Related Party Transactions” and “Indemnification Matters” contained in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2002.

Item 13.    Certain Relationships and Related Transactions.

The information required by this Item is incorporated herein by reference to the information in the sections entitled “Compensation Committee Interlocks and Insider Participation” and “Related Party Transactions” contained in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2002.

Item 14.    Controls and Procedures.

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

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1) and (2)    Consolidated Financial Statements and Financial Statement Schedule

See “Index to Consolidated Financial Statements and Supplementary Data” at Item 8 to this Annual Report on Form 10-K. All other schedules are not submitted because they are either not applicable, not required or because the information is included in the Consolidated Financial Statements and Financial Statement Schedule.

(a) (3)    Exhibits

2.1

Stock Purchase Agreement, dated March 27, 2002, by and among TranSwitch Corporation, Systems on Silicon, Inc. and the SOSi Management Stockholders (previously filed as Exhibit 2.1 to TranSwitch’s quarterly report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

2.2

Stock Purchase Agreement, dated March 27, 2002, by and among TranSwitch Corporation, Systems on Silicon, Inc. and the SOSi Non-Management Stockholders (previously filed as Exhibit 2.2 to TranSwitch’s quarterly report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

2.3

Securities Purchase Agreement, dated March 27, 2002, by and among TranSwitch Corporation and the other parties thereto (previously filed as Exhibit 2.3 to TranSwitch’s quarterly report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

3.1

Amended and Restated Articles of Incorporation, as amended to date (previously filed as Exhibit 3.1 to TranSwitch’s annual report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

3.2	By-Laws, as amended and restated, (previously filed as Exhibit 3.2 to TranSwitch’s annual report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

4.1

Amended and Restated Articles of Incorporation, as amended to date (previously filed as Exhibit 3.1 to TranSwitch’s annual report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

4.2

Specimen certificate representing the common stock (previously filed as Exhibit 4.1 to TranSwitch’s quarterly report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

4.3

Rights Agreement, dated as of October 1, 2001, between TranSwitch Corporation and EquiServe Trust Company, N.A., which includes the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares (previously filed as Exhibit 1 to TranSwitch’s registration statement No. 0-25996 on Form 8-A filed on October 2, 2001 and incorporated by reference herein).

10.1

Third Amended and Restated 1995 Stock Option Plan, as amended (previously filed as an exhibit to the TranSwitch’s Definitive Proxy Statement on Schedule 14A dated April 26, 1999 and incorporated herein by reference).

10.2	1995 Employee Stock Purchase Plan, as amended (previously filed as an exhibit to the TranSwitch’s Registration Statement on Form S-8 (File No. 333-89798) and incorporated herein by reference).

10.3

1995 Non-Employee Director Stock Option Plan, as amended (previously filed as an exhibit to the TranSwitch’s Registration Statement on Form S-8 (File No. 333-89798) and incorporated herein by reference).

10.4

Form of Incentive Stock Option Agreement under the 1995 Stock Plan (previously filed as an exhibit to the TranSwitch’s Registration Statement on Form S-8 (File No. 33-94234) and incorporated herein by reference).

10.5

Form of Non-Qualified Stock Option Agreement under the 1995 Stock Plan (previously filed as an exhibit to the TranSwitch’s Registration Statement on Form S-8 (File No. 33-94234) and incorporated herein by reference).

10.6

1995 Employee Stock Purchase Plan Enrollment/Authorization Form (previously filed as an exhibit to TranSwitch’s Annual Report on Form 10-K for fiscal year ended December 31, 2001 and incorporated herein by reference).

10.7

Form of Non-Qualified Stock Option Agreement under the 1995 Non-Employee Director Stock Option Plan (previously filed as an exhibit to the TranSwitch’s Registration Statement on Form S-8 (File No. 33-94234) and incorporated herein by reference).

10.8

Lease Agreement, as amended, with Robert D. Scinto (previously filed as an exhibit to the TranSwitch’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10.9	Stock Option Plan (previously filed as Exhibit 4.2 to TranSwitch’s registration statement on Form S-8 (File No. 333-75800) and incorporated by reference herein).

10.10

Form of Non-Qualified Stock Option Agreement under the 2000 Stock Option Plan (previously filed as Exhibit 4.3 to TranSwitch’s registration statement on Form S-8 (File No. 333-75800) and incorporated by reference herein).

10.11

1999 Stock Incentive Plan of Onex Communications Corporation (previously filed as Exhibit 4.2 to TranSwitch’s registration statement on Form S-8 (File No. 333-70344) and incorporated by reference herein).

10.12

Form of Incentive Stock Option Agreement under the 1999 Stock Incentive Plan of Onex Communications Corporation (previously filed as Exhibit 4.3 to TranSwitch’s registration statement on Form S-8 (File No. 333-70344) and incorporated by reference herein).

10.13	1995 Stock Plan of Alacrity Communications, Inc. (previously filed as Exhibit 4.2 of the TranSwitch’s Registration Statement on Form S-8 (File No. 333-44032) and incorporated herein by reference).

10.14

Form of Stock Option Agreement under the 1995 Stock Plan of Alacrity Communications, Inc. (previously filed as Exhibit 4.3 to the TranSwitch’s Registration Statement on Form S-8 (File No. 333-44032) and incorporated herein by reference).

10.15

Dealer Manager Agreement, dated February 11, 2002, by and among TranSwitch Corporation and Credit Suisse First Boston Corporation (previously filed as Exhibit 10.1 to TranSwitch’s quarterly report on Form 10-Q for the quarter ended March 31, 2002 and incorporated by reference herein).

11.1	Computation of Per Share Earnings (Loss) (filed herewith).

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

99.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).*

99.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).*

99.3	Nasdaq Listing Qualifications Letter (previously filed as Exhibit 99.3 to TranSwitch’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

99.4

Nasdaq Listing Qualifications Letter dated October 9, 2002 (previously filed as Exhibit 99.3 to TranSwitch’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

99.5	Nasdaq Listing Qualifications Letter dated December 19, 2002 (filed herewith).

99.6	Nasdaq Listing Qualifications Letter dated March 4, 2003 (filed herewith).

*	TranSwitch has the originally signed certificate and will provide it to the Securities and Exchange Commission upon request.

(b)    Reports on Form 8-K.

None.

(c)    Exhibits

We hereby file as exhibits to this Form 10-K, those exhibits listed in Item 15 (a) (3) above.

(d)    Financial Statement Schedule

TranSwitch files as a financial statement schedule to this Form 10-K, the financial statement schedule listed in Item 8 and 15(a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSWITCH CORPORATION

By:	/s/ DR. SANTANU DAS
Dr. Santanu Das Chairman of the Board, President and Chief Executive Officer

March 17, 2003

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

Name and Signature	Title(s)	Date

/s/ DR. SANTANU DAS Dr. Santanu Das	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 17, 2003

/s/ PETER J. TALLIAN Mr. Peter J. Tallian	Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 17, 2003

/s/ ALFRED F. BOSCHULTE Mr. Alfred F. Boschulte	Director	March 17, 2003

/s/ GERALD F. MONTRY Mr. Gerald F. Montry	Director	March 17, 2003

/s/ JAMES M. PAGOS Mr. James M. Pagos	Director	March 17, 2003

/s/ ALBERT E. PALADINO Dr. Albert E. Paladino	Director	March 17, 2003

/s/ ERIK H. VAN DER KAAY Mr. Erik H. van der Kaay	Director	March 17, 2003

/s/ HAGEN HULTZSCH Dr. Hagen Hultzsch	Director	March 17, 2003

CERTIFICATIONS

I, Dr. Santanu Das, certify that:

1.  I have reviewed this annual report on Form 10-K of TranSwitch Corporation;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

•	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

•	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ DR. SANTANU DAS
Dr. Santanu Das Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated:  March 17, 2003

I, Peter J. Tallian, certify that:

1.  I have reviewed this annual report on Form 10-K of TranSwitch Corporation;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

•	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

•	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ PETER J. TALLIAN
Peter J. Tallian Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated:  March 17, 2003