Form 10-Q
period 2003-03-31
TRANSWITCH CORP /DE
filed 2003-05-12
CIK 944739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2003

or

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

Common Stock, par value $.001 per share, outstanding at April 30, 2003; 90,136,031

Series A Junior Participating Preferred Stock Purchase Rights

4½% Convertible Notes due 2005 outstanding at April 30, 2003; $114,113,000

TranSwitch Corporation And Subsidiaries

FORM 10-Q

For the Quarterly Period Ended March 31, 2003

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2003 (unaudited)	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$148,365	$150,548
Short-term investments	26,661	33,099
Accounts receivable, net	1,893	2,228
Inventories	4,284	4,658
Prepaid expenses and other current assets	4,358	5,480

Total current assets	185,561	196,013
Long-term marketable securities	16,609	21,819
Property and equipment, net	13,481	17,219
Patents, net of accumulated amortization	1,360	1,655
Investments in non-publicly traded companies	1,032	1,988
Deferred financing costs, net	1,990	2,193
Other assets	1,243	2,466

Total assets	$221,276	$243,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,728	$2,044
Accrued expenses and other current liabilities	6,695	8,992
Accrued compensation and benefits	1,617	1,961
Accrued sales returns, allowances and stock rotation	1,126	1,479
Accrued interest	262	1,546
Restructuring liabilities	2,140	1,708

Total current liabilities	13,568	17,730
Restructuring liabilities – long term	25,140	25,849
4½% Convertible Notes due 2005	114,113	114,113

Total liabilities	152,821	157,692

Stockholders’ equity:
Common stock $.001 par value; authorized 300,000,000 shares; issued and outstanding, 90,155,673 shares at March 31, 2003 and 90,131,672 shares at December 31, 2002	90	90
Additional paid-in capital	290,064	290,007
Accumulated other comprehensive income	351	174
Accumulated deficit	(222,050)	(204,610)

Total stockholders’ equity	68,455	85,661

Total liabilities and stockholders’ equity	$221,276	$243,353

See accompanying notes to unaudited consolidated financial statements

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2003	2002(1)
Net revenues:
Product revenues	$3,931	$4,529
Service revenues	167	333

Total net revenues	4,098	4,862
Cost of revenues:
Cost of product revenues	1,238	1,584
Cost of service revenues	102	234

Total cost of revenues	1,340	1,818

Gross profit	2,758	3,044
Operating expenses:
Research and development	10,230	13,326
Marketing and sales	2,682	3,736
General and administrative	1,472	2,322
Restructuring charge and asset impairments	3,787	—
Purchased in-process research and development	—	2,000

Total operating expenses	18,171	21,384

Operating loss	(15,413)	(18,340)
Other (expense) income:
Impairment of investments in non-publicly traded companies	(50)	—
Equity in net losses of affiliates	(315)	(583)
Gain from repurchase of 4.5% Convertible Notes due 2005	—	51,976
Interest (expense) income:
Interest income	847	2,342
Interest expense	(1,552)	(3,813)

Interest expense, net	(705)	(1,471)

Total other (expense) income	(1,070)	49,922

(Loss) income before income taxes	(16,483)	31,582
Income tax expense	69	12,947

(Loss) income before extraordinary loss and cumulative effect of a change in accounting principle	(16,552)	18,635
Extraordinary loss upon consolidation of TeraOp (USA), Inc.	(83)	—
Cumulative effect on prior years of retroactive application of new depreciation method	(805)	—

Net (loss) income	$(17,440)	$18,635

Basic and diluted (loss) earnings per common share:
(Loss) income before extraordinary loss and cumulative effect of a change in accounting principle	$(0.18)	$0.21
Extraordinary loss upon consolidation of TeraOp (USA), Inc.	—	—
Cumulative effect on prior years of retroactive application of new depreciation method	(0.01)	—

Net (loss) income	$(0.19)	$0.21

Basic average shares outstanding	90,164	89,947
Diluted average shares outstanding	90,164	90,599

(1)	The 2002 figures have been adjusted for the effect of the change in the investment in OptiX Networks, Inc. from the cost to the equity method of accounting, which occurred in the quarter ended September 30, 2002. Also, the gain on debt extinguishment, previously classified as extraordinary, has been reclassified to continuing operations in accordance with SFAS No. 145.

See accompanying notes to unaudited consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2003	2002(1)
Cash flows from operating activities:
Net (loss) income	$(17,440)	$18,635
Adjustments required to reconcile net (loss) income to cash flows from operating activities, net of effects of acquisitions:
Depreciation and amortization	3,342	3,702
Deferred income taxes	—	11,460
Provision (benefit) for doubtful accounts	(140)	(280)
Cumulative effect on prior years of retroactive application of new depreciation method	805	—
Extraordinary loss upon consolidation of TeraOp (USA), Inc.	83	—
Non-cash restructuring benefit and asset impairments	248	—
Equity in net losses of affiliates	315	583
Impairment of investments in non-publicly traded companies	50	—
Purchased in-process research and development	—	2,000
Gain on extinguishment of 4½% Convertible Notes due 2005	—	(51,976)
Other non-cash items	—	81
Decrease (increase) in operating assets:
Accounts receivable	475	381
Inventories	374	791
Prepaid expenses and other assets	2,092	(429)
(Decrease) increase in operating liabilities:
Accounts payable	(473)	(2,143)
Accrued expenses and other current liabilities	(4,010)	(4,511)
Restructuring liabilities	18	(1,907)

Net cash used in operating activities	(14,261)	(23,613)

Cash flows from investing activities:
Purchase of product licenses	—	(2,000)
Capital expenditures	(412)	(1,409)
Investments in non-publicly traded companies	(295)	—
Cash received from liquidation of limited partnership investment	886	—
Acquisition of businesses, net of cash acquired	—	(5,789)
Cash acquired upon consolidation of TeraOp (USA), Inc.	17
Purchases of short and long term held-to-maturity investments	(10,223)	(24,000)
Proceeds from maturities of short and long term investments	21,871	16,888

Net cash provided by (used in) investing activities	11,844	(16,310)

Cash flows from financing activities:
Repurchase of 4½% Convertible Notes due 2005	—	(143,156)
Issuance of common stock under employee stock plans	57	366

Net cash provided by (used in) financing activities	57	(142,790)

Effect of exchange rate changes on cash and cash equivalents	177	(75)

Decrease in cash and cash equivalents	(2,183)	(182,788)
Cash and cash equivalents at beginning of period	150,548	370,248

Cash and cash equivalents at end of period	$148,365	$187,460

(1)	The 2002 figures have been adjusted for the effect of the change in the investment in OptiX Networks, Inc. from the cost to the equity method of accounting, which occurred in the quarter ended September 30, 2002. Also, the gain on debt extinguishment, previously classified as extraordinary, has been reclassified to continuing operations in accordance with SFAS No. 145.

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

Basis of Presentation – Interim Financial Statements

The unaudited interim consolidated financial statements include the accounts of TranSwitch Corporation and its wholly-owned subsidiaries and its majority-controlled variable interest entity. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited interim consolidated financial statements of TranSwitch have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The unaudited interim consolidated financial statements are prepared on a consistent basis with, and should be read in conjunction with, the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2002, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2003.

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation for such periods. The results of operations for any interim period are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2003.

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standard (SFAS), SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and the Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock-Based Compensation, an interpretation of APB Opinion No. 25” (FIN 44) and related interpretations. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations. Expense associated with stock-based compensation is amortized over the vesting period of each individual award. The following table illustrates the effect on net (loss) income and (loss) earnings per common share as if the Black-Scholes fair value method described in SFAS 123, had been applied to the Company’s stock purchase and stock option plans:

	Three Months ended March 31,
	2003	2002
Net (loss) income:
As reported	$(17,440)	$18,635
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	$(10,252)	$(13,426)

Pro forma (loss) income	$(27,692)	$5,209
Basic (loss) earnings per common share:
As reported	$(0.19)	$0.21
Pro forma	$(0.31)	$0.06
Diluted (loss) earnings per common share:
As reported	$(0.19)	$0.21
Pro forma	$(0.31)	$0.06

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing with the following assumptions:

	Three Months Ended March 31,
	2003	2002
Risk-free interest rate	2.78%	4.74%
Expected life in years	1.88	2.36
Expected volatility	102.19%	96.94%
Expected dividend yield	—	—

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—Continued

(Tabular dollars in thousands, except per share amounts)

Restatements

As disclosed in the Company’s Annual Report on Form 10-K, the Company restated prior period results to reflect the change from the cost to the equity method of accounting for its investment in OptiX Networks, Inc. (OptiX) as the Company, during fiscal 2002, obtained the ability to significantly influence the operating and financial policies of OptiX through its investments in convertible preferred stock and a bridge loan.

In addition, the Company adopted SFAS 145 effective January 1, 2003 and, accordingly, reclassified the gain on the early extinguishment of its debt which included the related transaction fees, deferred financing fees and income taxes which was previously recorded in the consolidated statement of operations as an extraordinary item to other (expense) income and income tax expense, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145). As it applies to the Company, SFAS 145 requires that certain gains and losses on extinguishments of debt be classified as income or loss from continuing operations, rather than as extraordinary items, as previously required under SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”. The Company adopted SFAS 145 effective January 1, 2003 and, accordingly, reclassified the gain on the early extinguishment of its debt which included the related transaction fees, deferred financing fees and income taxes which was previously recorded in the consolidated statement of operations as an extraordinary item to other (expense) income and income tax expense, respectively.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). The effect of SFAS 146 is to spread out the reporting of expenses related to restructurings initiated after 2002, because commitment to a plan to exit an activity or dispose of long-lived assets is no longer sufficient to record a liability for the anticipated costs. Instead, companies are to record exit and disposal costs when they are “incurred” and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS 146 are effective for exit and disposal activities that are initiated after December 31, 2002. In conjunction with the January 2003 restructuring plan, the Company has applied the provisions of SFAS 146. Refer also to Note 5—Restructuring Liabilities for further details on the January 2003 restructuring plan.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25. The Company has complied with the disclosure requirements of SFAS 148 in the “Stock Based Compensation” paragraph above.

In November 2002, FASB Interpretation FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45) was issued. The interpretation provides guidance on the guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. The Company has adopted the disclosure requirements of the interpretation as of December 31, 2002. The accounting guidelines are applicable to guarantees issued after December 31, 2002 and require that the Company record a liability for the fair value of such guarantees in the balance sheet. Effective December 31, 2002, the Company adopted FIN 45. The Company determined that it was not necessary to record a liability for potential patent indemnity claims based on past historical experience. However, the Company disclosed information regarding potential patent indemnity claims in Note 14 of the Form 10-K for the year ended December 31, 2002 in accordance with FIN 45.

In January 2003, FIN No. 46, “Consolidation of Variable Interest Entities” (FIN 46) was issued. The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. The guidelines of the interpretation will become applicable for the Company in its third quarter 2003 unaudited interim consolidated financial statements for variable interest entities created before February 1, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. The Company adopted FIN No. 46 as of February 1, 2003, which resulted in the Company consolidating the results of TeraOp (USA), Inc. Refer also to Note 6—Investments in Non-Publicly Traded Companies for further details about this adoption.

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—Continued

(Tabular dollars in thousands, except per share amounts)

Note 2.    Inventories

The components of inventories at March 31, 2003 and December 31, 2002 are as follows:

	March 31, 2003	December 31, 2002
Raw material	$952	$906
Work-in-process	1,399	2,307
Finished goods	1,933	1,445

Total inventories	$4,284	$4,658

As a result of current and anticipated business conditions, as well as lower than anticipated demand, the Company recorded provisions for excess inventories totaling approximately $4.8 million and $39.2 million during the years ended December 31, 2002 and 2001, respectively. There were no such provisions recorded during the three months ended March 31, 2003 and 2002, respectively. The effect of these inventory provisions was to write this excess inventory down to a new cost basis of zero. During fiscal 2003 and 2002, the Company has sold certain products that had previously been written down to a cost basis of zero. The following tables present the beneficial impact to gross profit from the sale of this previously written down inventory for the three months ended March 31, 2003 and 2002 respectively:

	Three months ended March 31, 2003		Three months ended March 31, 2002
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %

Gross profit—as reported	$2,758	67%	$3,044	63%
Excess inventory benefit(1)	(593)	(14)%	(810)	(17)%

Gross profit—as adjusted	$2,165	53%	$2,234	46%

(1)	The Company realized an excess inventory benefit from the sale of products that had previously been written down to a cost basis of zero. For the purposes of comparing the change in gross profit on net revenues, the Company is excluding this benefit and calculating gross profit on these product revenues as if they had been sold at their approximate historical average costs.

Note 3.    Comprehensive (Loss) Income

The components of comprehensive loss are as follows:

	Three Months Ended March 31,
	2003	2002
Net (loss) income	$(17,440)	$18,635
Foreign currency translation adjustment	177	(75)

Total comprehensive (loss) income	$(17,263)	$18,560

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—Continued

(Tabular dollars in thousands, except per share amounts)

Note 4.    (Loss) Income Per Common Share

Basic and diluted (loss) income per common share for the three month periods ended March 31, 2003 and 2002 are as follows:

	Three Months Ended March 31,
	2003	2002

Net (loss) income	$(17,440)	$18,635

Basic weighted average shares outstanding for the period (in thousands)	90,164	89,947
Stock options, net of assumed treasury shares repurchased (in thousands)	—	652

Diluted weighted average shares outstanding for the period (in thousands)	90,164	90,599

Basic (loss) income per common share	$(0.19)	$0.21

Diluted (1) (2) (loss) income per common share	$(0.19)	$0.21

(1)	For the purposes of calculating the diluted (loss) income per common share for the three months ended March 31, 2003, the assumed exercise of “in-the-money” stock options of approximately 99,000 shares have been excluded because its effect is anti-dilutive. For the purposes of calculating the diluted (loss) income per common share for the three months ended March 31, 2002, the assumed exercise of “in-the-money” stock options of approximately 652,000 shares have been included because its effect is dilutive.
(2)	For purposes of calculating the diluted (loss) income per common share for the three month periods ended March 31, 2003 and 2002, the assumed conversion of the 4½% Convertible Notes due 2005 is not taken into consideration as its effect is anti-dilutive.

Note 5.    Restructuring Liabilities

In January 2003, the Company announced a restructuring plan in order to lower its operating expense run-rate due to current and anticipated business conditions. This plan resulted in a work-force reduction of approximately 25% of existing personnel. Also, the Company announced that it is closing its South Brunswick, NJ (formerly known as Systems On Silicon, Inc. and referred to as SOSi) design center and is reducing its staff in Boston, MA, and Shelton, CT. This workforce reduction also impacted the Company’s Switzerland and Belgium locations. In addition, the Company has postponed the completion of the IAD product line and archived the related intellectual property until the market returns, if ever. During the three months ended March 31, 2003, the Company incurred approximately $3.4 million in restructuring expenses related to employee termination benefits and $0.2 million related to excess facility costs. In addition, the Company determined that fixed assets with a net book value totaling $0.3 million and a patent on its IAD product line with a net book value of $0.2 million were impaired. This resulted in a total restructuring and asset impairment charge for the three months ended March 31, 2003 totaling $4.1 million. This restructuring charge was reduced by $0.3 million as the Company was able to sub-lease portions of its excess facilities.

The Company adopted SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” as of January 1, 2003. The effect of SFAS 146 is to spread out the reporting of expenses related to restructurings initiated after 2002 because commitment to a plan to exit an activity or dispose of long-lived assets is no longer sufficient to record a liability for the anticipated costs. The Company is now required to record exit and disposal costs when they are “incurred” and can be measured at fair value. The recorded liability will be adjusted in future periods for changes in estimated cash flows. As such, the future excess facility costs incurred in fiscal 2003 have been recorded net of future anticipated lease income (although there are no firm commitments) and discounted to their current present net value resulting in a liability of $0.1 million. This liability will be adjusted quarterly based upon actual cash flows and changes to estimates. Quarterly adjustments to this liability will be recorded as restructuring expenses on the consolidated statement of operations. The liability related to employee termination benefits is short-term in nature and is recorded at its fair value.

During fiscal years 2002 and 2001, the Company announced three restructuring plans due to then current and anticipated business conditions. These plans resulted in the elimination of approximately 130 positions in North America and the closing of six leased facilities in Canada, Massachusetts, North Carolina, California and Connecticut. In addition, the Company discontinued its AsTrix and Sertopia product lines.

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—Continued

(Tabular dollars in thousands, except per share amounts)

A summary of the restructuring liabilities and the activity from December 31, 2002 through March 31, 2003 is as follows:

		Fiscal 2003 Activity
	Restructuring Liabilities December 31, 2002(1)	Restructuring Charges Incurred with the January 15, 2003 Restructuring Plan	Cash Payments January 1, 2003 – March 31, 2003(2)	Non-cash Asset write-offs(3)	Adjustments and Changes to Estimates(4)	Restructuring Liabilities March 31, 2003
Employee termination benefits	$—	$3,428	$(2,969)	$(77)	$—	$382
Facility lease costs	27,557	188	(552)	—	(295)	26,898
Asset impairments	—	466	—	(466)	—	—

Totals	$27,557	$4,082	$(3,521)	$(543)	$(295)	$27,280

(1)	All cash payments for employee termination benefits related to the fiscal 2001 and 2002 restructuring plans have been paid.
(2)	Cash payments made for facility lease costs are presented net of sub-lease payments received from tenants who are renting the Company’s excess facilities.
(3)	Non-cash asset write-offs included certain employee receivables, fixed assets and a patent for the IAD product line.
(4)	During the period ended March 31, 2003, the Company sublet a portion of its unused excess facilities. As a result, the Company recognized income (restructuring benefit) of approximately $0.3 million with a corresponding reduction to the restructuring liability. This benefit and the impact on the related liability were reduced by commissions paid to rent these facilities.

At March 31, 2003, the Company has classified approximately $25.1 million of this restructuring liability as long-term representing net lease commitments that are not due in the succeeding twelve-month period.

Note 6.    Investments in Non-Publicly Traded Companies

Equity Method Investments

The Company’s venture capital limited partnership investments in GTV Capital, L.P. and Neurone Ventures II, L.P., as well as its investment in OptiX Networks, Inc., are accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s pro-rata share of the net income or loss from the investee companies is recorded in the consolidated statements of operations and, accordingly, the carrying value of the investment is adjusted on the consolidated balance sheets. In February 2003, the Company terminated its limited partnership agreement with GTV Capital, L.P. and was paid the remaining balance of its investment totaling approximately $0.9 million.

Variable Interest Entities

In January 2003, FIN 46, “Consolidation of Variable Interest Entities” was issued. The interpretation provides guidance on consolidating variable interest entities and applies to all variable interests created after January 31, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. The Company adopted FIN 46 as of February 1, 2003, which resulted in the Company consolidating the results of TeraOp (USA), Inc. (TeraOp).

        During the first quarter 2003, the Company loaned TeraOp $0.5 million under a new convertible loan agreement, which provides the Company with additional contractual rights over existing debt or equity investors. In addition, the Company also is in a position, as a result of the loan, to negotiate a more favorable conversion price of its interest in TeraOp and has the ability to control the operations of TeraOp. None of the existing debt or equity investors, other than the Company, expects to, or is obligated to, absorb any additional losses from their investment given that the equity in TeraOp is negative as of January 31, 2003. As a result, the convertible loan recently issued has been determined to be a variable interest and TeraOp is now considered a variable interest entity, as defined by FIN 46. The Company has calculated the effect of the initial measurement as of January 31, 2003. As a result of this measurement and consolidation of TeraOp, the Company recognized an extraordinary loss of approximately $0.1 million as the fair value of TeraOp’s liabilities exceeded those of its assets by this amount. All significant intercompany balances, including the Company’s investments in TeraOp, have been eliminated upon consolidation.

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—Continued

(Tabular dollars in thousands, except per share amounts)

Cost Method Investments

The Company has purchased shares of convertible preferred stock in Accordion Networks, Inc. (Accordion) and Intellectual Capital for Integrated Circuits, Inc. (IC4IC). The Company’s direct and indirect voting interest (which include certain board members and employees) is less than 20% of the total ownership of each of these companies as of March 31, 2003 and the Company does not exercise significant influence over the management of these companies as defined by APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock,” and other relevant literature. The Company accounts for these investments at cost and monitors the carrying value of these investments for impairment.

In February 2003, the Company made a convertible bridge loan investment in IC4IC totaling $0.05 million. It was determined in March of 2003 that this investment should be impaired, as it was evident that IC4IC would not have or be able to raise sufficient equity or debt to fund its operations. During early April 2003, IC4IC’s Board of Directors made the decision to discontinue operations.

Summary of Investments in Non-Publicly Traded Companies

The following table summarizes the Company’s investments and changes to investment values as of December 31, 2002 and for the period ended March 31, 2003:

		Fiscal 2003 Activity
	Investment Balance December 31, 2002	Investments (1)	Elimination on Consolidation (2)	Equity Losses (3)	Liability for Losses in Excess of Advances (4)	Return of Capital (5)	Impairments	Investment Balance March 31, 2003
Investee company:
GTV	$1,016	$—	$—	$(130)	$—	$(886)	$—	$—
Neurone Ventures II, L.P.	102	20	—	—	—	—	—	122
OptiX	—	221	—	(185)	(36)	—	—	—
TeraOp	—	500	(500)	—	—	—	—	—
Accordion	870	40	—	—	—	—	—	910
IC4IC	—	50	—	—	—	—	(50)	—

Total investments	$1,988	$831	$(500)	$(315)	$(36)	$(886)	$(50)	$1,032

(1)	Represents cash payments made to the investee company for either convertible preferred stock or for bridge loans convertible to convertible preferred stock.
(2)	During the period ended March 31, 2003, the Company began consolidating the results and balances of TeraOp in its consolidated financial statements in accordance with FIN 46 as TeraOp has been determined to be a variable interest entity.
(3)	Reflects the Company’s pro-rata share of losses in the investee company. These are recorded as other income (expense) on the consolidated statement of operations.
(4)	Represents a reduction in the liability for equity losses established as of December 31, 2002 for losses incurred to date in excess of our advances under the bridge loan investment.
(5)	The Company liquidated its interest in GTV Capital, Inc. during the three months ended March 31, 2003 and received approximately $0.9 million in cash from this investment, representing a return of its capital.

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements—Continued

(Tabular dollars in thousands, except per share amounts)

Note 7.    Property and Equipment, Net

The components of property and equipment, net at March 31, 2003 and December 31, 2002 are as follows:

	Estimated Useful Lives		March 31, 2003	December 31, 2002
Purchased computer software	3 years		$16,659	$19,000
Computers and equipment	3-7 years		10,835	13,639
Furniture	3-7 years		2,505	2,847
Leasehold improvements	Lease term	*	1,035	1,634
Construction in-progress (software and equipment)			41	756

Gross property and equipment			31,075	37,876
Less accumulated depreciation and amortization			(17,594)	(20,657)

Property and equipment, net			$13,481	$17,219

*	Shorter of estimated useful life or lease term.

Depreciation expense was $2.5 million and $2.2 million for the three months ended March 31, 2003 and 2002, respectively.

Effective January 1, 2003, the Company has changed the method of depreciating property and equipment to the straight-line method. Depreciation of property and equipment in prior years was computed using the half-year convention method. The Company has evaluated the use and related consumption of all classes of acquired property and equipment and has determined that many assets are used and consumed on a consistent level over their estimated economic lives. Under the half-year convention method, property and equipment placed in service during the first year of acquisition was subject to six months of depreciation expense regardless of when the asset was acquired, placed in service and consumed. The Company believes that the straight-line method results in a better approximation of the underlying consumption of the asset over its estimated useful life and provides a better matching of revenues and expenses. The effect of the change in depreciation method as of January 1, 2003 was applied retroactively to property and equipment acquisitions of prior years. The cumulative effect of the change with respect to the retroactive application of the straight-line method is an approximately $0.8 million charge (or $0.01 loss per diluted common share) and has been recorded as such on the consolidated statement of operations. This charge has not been presented net of an income tax benefit as the Company continues to maintain a full valuation allowance against its net deferred tax assets. Pro forma amounts have not been presented because the effects of this change in accounting principle were not material to the consolidated financial statements.

Note 8.    Stockholders’ Equity

Nasdaq Listing Requirements

By a letter dated March 4, 2003, the Company received notification from Nasdaq informing the Company that its common stock price had traded below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), the Company has been provided with 180 calendar days, or until September 2, 2003, to regain compliance. In order to regain compliance, the common stock price must close at $1.00 per share or more, for a minimum of 10 consecutive trading days. If compliance is not regained, the Company may be granted an additional 180 calendar day grace period, should it meet certain other listing criteria for the Nasdaq SmallCap Market. If the Company does not meet this listing criteria, or if it is not granted this additional 180 day grace period and its common stock does not trade at or above $1.00 for 10 consecutive trading days, then Nasdaq will provide notification that TranSwitch’s common stock securities will be delisted. The Company has the right to appeal any delisting notification.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Conditions and Results of Operations (MD&A) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The MD&A is organized as follows:

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

Results of operations. This section provides an analysis of our results of operations for the three months ended March 31, 2003 and 2002, respectively. In addition, a brief description is provided of transactions and events that impact the comparability of the results being analyzed.

Liquidity and capital resources. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements. In this section, we also summarize commitments and significant contractual obligations and recent accounting pronouncements.

Certain factors that may affect future results. In this section, we detail certain risk factors that affect our quarterly and annual results, but which are difficult to predict.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. When used in this report, the words, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “expect” and similar expressions, as they relate to us, are included to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS” and elsewhere in this report. You should read this discussion in conjunction with the consolidated financial statements and the notes thereto included in this report.

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

We bring value to our customers through our communications systems expertise, VLSI design skills and commitment to excellence in customer support. Our innovative skills and technical capabilities enable us to define and develop products that permit our customers to achieve faster time-to-market and to produce communications systems that offer a host of benefits such as greater functionality, improved performance, lower power dissipation, reduced system size and cost, and greater reliability.

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

We consider the most critical accounting policies and uses of estimates in our consolidated financial statements to be those surrounding:

(1)	revenues, cost of revenues and gross profit;

(2)	estimated excess inventories;

(3)	valuation of deferred tax assets;

(4)	valuation and impairment of goodwill;

(5)	estimated restructuring reserves; and

(6)	valuation of investments in non-publicly traded companies.

These accounting policies, the basis for these estimates and their potential impact to our consolidated financial statements, should any of these estimates change, are further described as follows:

Revenues, Cost of Revenues and Gross Profit. Net revenues are primarily comprised of product shipments, principally to domestic and international telecommunications and data communications OEMs and to distributors. Net revenues from product sales are recognized at the time of product shipment when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) title and risk of loss transfers to the customer; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. Agreements with certain distributors provide price protection and return and allowance rights. With respect to recognizing revenues from our distributors: (1) the prices are fixed at the date of shipment from our facilities; (2) payment is not contractually or otherwise excused until the product is resold; (3) we do not have any obligations for future performance relating to the resale of the product; and (4) the amount of future returns, allowances, refunds and costs to be incurred can be reasonably estimated and are accrued at the time of shipment. Service revenues are recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) we have performed a service in accordance with our contractual obligations; (3) the fee is fixed or determinable and (4) collectibility is reasonably assured.

At the time of shipment, we record an expense (and related liability) against our gross product revenues for future price protection and sales allowances. This liability is established based on historical experience, contractually agreed to provisions and future shipment forecasts. We had established liabilities totaling $0.9 million and $1.0 million as of March 31, 2003 and December 31, 2002, respectively, for price protection and sales allowances related to shipments that were recorded as revenue during the preceding 12 months. Should our actual experience differ from our estimated liabilities, there could be adjustments (either favorable or unfavorable) to our net revenues, cost of revenues and gross profits.

We also record, at the time of shipment, an expense (and related liability) against our gross product revenues and an inventory asset against product cost of revenues, in order to establish a provision for the gross margin related to future returns under our distributor stock rotation program. As of March 31, 2003, we had established a liability of $0.25 million and an inventory asset of $0.13 million for a stock rotation reserve, for future estimated returns totaling $0.12 million. This compares to a liability of $0.5 million and an inventory asset of $0.25 million for a stock rotation reserve, for future estimated returns totaling $0.25 million as of December 31, 2002. Should our actual experience differ from our estimated liabilities, there could be adjustments (either favorable or unfavorable) to our net revenues, cost of revenues and gross profits.

We warranty our products for up to one year from the date of shipment. A liability is recorded for estimated claims to be incurred under product warranties and is based primarily on historical experience. Estimated warranty expense is recorded as cost of product revenues when products are shipped. As of March 31, 2003 and December 31, 2002, we had a warranty liability established in the amounts of $0.2 million and $0.2 million, respectively, which is included in accrued expenses on the consolidated balance sheets. We had no material warranty claims during the period ended March 31, 2003. Should future warranty claims differ from our estimated current liability, there could be adjustments (either favorable or unfavorable) to our cost of revenues. Any adjustments to cost of revenues could also impact future gross profits.

Estimated Excess Inventories. We periodically review our inventory levels to determine if inventory is stated at the lower of cost or net realizable value. The telecommunications and data communications industries have experienced a significant downturn during the past few years and, as a result, we have had to evaluate our inventory position based on known backlog of orders, projected sales and marketing forecasts, shipment activity and inventory held at our significant distributors. During the year ended December 31, 2002, as a result of current and anticipated business conditions, as well as lower than anticipated demand, we recorded a charge for excess inventories of approximately $4.8 million. Most of these products have not been disposed of and remain in inventory at an adjusted cost basis of zero. There were no charges taken for excess inventory during the three months ended March 31, 2003 and 2002, respectively.

We recorded net product revenues of approximately $1.6 million and $1.7 million on shipments of excess inventory that had previously been written down to their estimated net realizable value of zero for the three months ended March 31, 2003 and 2002, respectively. This resulted in gross margins of approximately 100% on these product revenues. Had these products been sold at our historical average cost basis, a 62% and 52% gross margin would have been recorded on these product shipments for the three months ended March 31, 2003 and 2002, respectively. We currently do not anticipate that a significant amount of the excess inventories subject to the write-downs described above will be used in the future based upon our current demand forecast. Should our actual future demand exceed the estimates that we used in writing down our excess inventories, we will recognize a favorable impact to cost of revenues and gross profits. Should demand fall below our current expectations, we may record additional inventory write-downs which will result in a negative impact to cost of revenues and gross profits.

Valuation of Deferred Tax Assets. Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases, and operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We continually evaluate our deferred income tax assets as to whether it is “more likely than not” that the deferred tax assets will be realized. In assessing the realizability of our deferred tax assets, we consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Based on this assessment, we believe that significant uncertainty exists surrounding the recoverability of the deferred tax assets and we have accordingly recorded a valuation allowance for all of our deferred tax assets.

Estimated Restructuring Reserves. During the three months ended March 31, 2003, we recorded restructuring charges and asset impairments totaling $3.8 million related to employee termination benefits and costs to exit certain facilities, net of sub-lease benefits. We also recorded restructuring charges and asset impairments totaling $3.9 million and $32.5 million in the years ended December 31, 2002 and 2001, respectively. At March 31, 2003, the restructuring liabilities that remain total $27.3 million on our consolidated balance sheets, compared to $27.5 million as of December 31, 2002. The decrease of $0.2 million during the three months ended March 31, 2003 was related to cash payments for severance and lease costs on excess facilities and a non-cash reduction to the remaining restructuring liability as we entered into new sub-lease arrangements with a third party to rent a portion of our excess space, offset by the restructuring charges taken in the first quarter of fiscal 2003. Certain assumptions are used by management to derive this estimate, including future maintenance costs, price escalation and sublease income derived from these facilities. Should we negotiate additional sublease rental income agreements or reach a settlement with our lessors to be released from our existing obligations, we could realize a favorable benefit to our results of future operations. Should future lease, maintenance or other costs related to these facilities exceed our estimates, we could incur additional expenses in future periods.

Valuation of Investments in Non-Publicly Traded Companies. Since 1999, we have been making strategic equity investments in non-publicly traded companies that develop technologies that are complementary to our product road map. We initially evaluate each investment to determine whether a variable interest has been created in a variable interest entity and whether we then should consolidate our investment according to the provisions of FIN 46. Depending on the facts and circumstances surrounding each investment, we make a determination as to the consolidation of the investment based on the specific requirements of FIN 46. If we conclude that consolidation of the investment is not appropriate, then we evaluate each investment based on our level of ownership and whether or not we have the ability to exercise significant influence over the investee company. As a result of this evaluation, we then account for these investments on either the cost or equity method. These investments are reviewed periodically for impairment. The appropriate reductions in carrying values are recorded when, and if, necessary. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, we carefully consider the investee’s cash position, projected cash flows (both short and long-term), financing needs, most recent valuation data, the current investing environment, management / ownership changes and competition. This evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. Based on our evaluations, we recorded impairment charges related to our investments in non-publicly traded companies of $0.1 million during the three months ended March 31, 2003 and $8.7 million during the year ended December 31, 2002. We used the modified equity method of accounting to determine the impairment loss for certain investments accounted for under the cost method. It was determined that no better current evidence of the value of our cost method investments existed and we believe that this gives us the best basis for our estimate given the negative cash flows of these companies. The modified equity method of accounting results in recording an impairment loss for a cost method investment equal to the investor’s proportionate share of the investee’s losses. The impairment loss approximates, from the inception of the investor’s investment, the proportionate reduction in the investor’s contributed capital as it is consumed to fund operating losses of the investee company.

The total investment in non-publicly traded companies was $1.0 and $2.0 million as of March 31, 2003 and December 31, 2002, respectively, on the consolidated balance sheets. During the three months ended March 31, 2003, the Company liquidated its limited partnership investment in GTV Capital, Inc. and received a cash payment of approximately $0.9 million, representing a return of capital. Refer also to Note 6 – Investments in Non-Publicly Traded Companies in our consolidated financial statements for additional details.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited interim consolidated statements of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended March 31,
	2003	2002
Net revenues:
Product revenues	96%	93%
Service revenues	4%	7%

Total net revenues	100%	100%
Cost of revenues:
Product cost of revenues	31%	33%
Service cost of revenues	2%	4%

Total cost of revenues	33%	37%

Gross profit	67%	63%

Operating expenses:
Research and development	250%	274%
Marketing and sales	65%	77%
General and administrative	36%	48%
Restructuring charge and asset impairments	92%	—
Purchased in-process research and development	—	41%

Total operating expenses	443%	440%

Operating loss	(376%)	(377%)

Net Revenues

The following tables summarizes our net product revenue mix by product line for the three months ended March 31, 2003 and 2002 (dollar amounts in thousands), respectively:

	Three Months Ended March 31, 2003		Three Months Ended March 31, 2002		Percentage Increase /
	Product Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues	(Decrease) in Product Revenues
SONET/SDH	$1,331	34%	$1,896	42%	(30)%
Asynchronous/PDH	821	21%	1,182	26%	(31)%
ATM/IP	1,255	32%	1,451	32%	(14)%
Multi Service/Switching	524	13%	—	—	*

Total	$3,931	100%	$4,529	100%	(13)%

*	Calculation not meaningful

Net product revenues for the three months ended March 31, 2003 decreased by $0.6 million from the comparable period in 2002. This represents a 13% decline from the comparable three months of the prior year. During the second quarter of fiscal 2002, we began shipping products under our new Omni product line that we are classifying as Multi Service/Switching products. We expect this product line to grow in the future as we complete development and gain customer acceptance for this family of products. We continue to experience very difficult market conditions and decreased revenues in the SONET/SDH, the Asynchronous/PDH and

ATM/IP product lines during the three months ended March 31, 2003 compared to the comparable prior year period. These decreases were primarily related to a decline in volumes shipped over the prior comparable period that we attribute to the continued overall economic downturn and significant excess capacity in the telecommunications and data communications industries.

Although our volumes are down significantly, we continue to retain the majority of our customer base. During the past three fiscal years (2002, 2001 and 2000), our SONET/SDH product line accounted for an average of 50% of our net revenues; thus, the current product mix percentage is not consistent with this historical trend due to the current adverse market conditions. Given the lack of visibility in the current market, we cannot predict when, and to the extent that, historical product mix percentages will return, if at all.

Included in total net revenues were service revenues consisting of design services performed for third parties on a short-term contract basis. Service revenues for the three months ended March 31, 2003 were $0.2 million compared to $0.3 million from the comparable period in 2002. Service revenues are not our primary strategic focus and, as such, will fluctuate up or down from period to period, depending on business priorities.

International net revenues represented approximately 58% of net revenues for the three months ended March 31, 2003, compared with approximately 41% of net revenues for the three months ended March 31, 2002.

Gross Profit

The following tables present the favorable impact to gross profit from the sale of this previously written down inventory for the three months ended March 31, 2003 and 2002, respectively:

	Three months ended March 31, 2003		Three months ended March 31, 2002
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %
Gross profit — as reported	$2,758	67%	$3,044	63%
Excess inventory benefit(1)	(593)	(14)%	(810)	(17)%

Gross profit — as adjusted	$2,165	53%	$2,234	46%

(1)	We realized an excess inventory benefit from the sale of products that had previously been written down to a cost basis of zero. For the purposes of comparing the change in gross profit on net revenues, we are excluding this benefit and calculating gross profit on these product revenues as if they had been sold at their approximate historical average costs.

Total gross profit for the three months ended March 31, 2003 decreased by $.3 million, or 9%, from the comparable three months of the prior year. The decrease in gross profit dollars for the three months ended March 31, 2003 is the result of lower total net revenues and volumes of product shipments. During the three months ended March 31, 2003, a large percentage of our shipments were comprised of our ASPEN D product, which yields a higher profit margin than the ASPEN C product that was being shipped during the same period in 2002. Gross profit percentage (excluding excess inventory charges and benefits) for the three months ended March 31, 2003 was 53%, compared to 46% for the three months ended March 31, 2002. This increase is due to the change in the product mix over the prior year.

We anticipate that gross profit will continue to fluctuate due the impact of product mix at current revenue levels and the continued impact of fixed cost absorption of our production operations.

Research and Development

Research and development expenses for the three months ended March 31, 2003 decreased by $3.1 million, or 23%, from the comparable three months of the prior year. This decrease in absolute dollars is due, in part, to the restructuring plans implemented in 2002 and 2003, which resulted in lower salary and benefit costs. Also, we had significantly lower fabrication and subcontracting costs during the three months ended March 31, 2003, compared to the same period a year ago, due to our current product development cycles. We currently do not expect any significant changes in our salary and benefit costs in fiscal 2003. However, fabrication and other development costs will continue to fluctuate up and down as we complete the development cycle of several new products. As a percentage of total net revenues, our research and development costs decreased as we continue to lower these expenses in response to declining sales volumes.

We have monitored our known and forecasted sales demand and operating expense run rates closely and, as a result, have taken four restructuring actions since June of 2001. We will continue to closely monitor both our costs and our revenue expectations in future periods and will take actions as market conditions dictate. There can be no assurances that future acquisitions, market conditions or unforeseen events will not cause our expenses to rise or fall in future periods.

Marketing and Sales

Marketing and sales expenses for the three months ended March 31, 2003 decreased by $1.1 million, or 28%, from the comparable three months of the prior year. This decrease in absolute dollars is due, in part, to the restructuring plans implemented in 2002 and 2003, which resulted in lower salary, commissions and benefit costs. Included in marketing and sales costs is a benefit resulting from a reduction in our allowance for doubtful customer accounts of approximately $0.1 million and $0.3 million for the three months ended March 31, 2003 and 2002, respectively, as we experienced improved collections on certain customer accounts receivables that were previously reserved. Should our sales volumes increase in the future, it is possible that our allowance for doubtful accounts will increase as well, resulting in higher marketing and sales costs. As a percentage of total net revenues, our marketing and sales costs decreased as we continue to lower these expenses in response to declining sales volumes.

We have monitored our known and forecasted sales demand and operating expense run rates closely and, as a result, have taken four restructuring actions since June of 2001. We will continue to closely monitor both our costs and our revenue expectations in future periods and will take actions as market conditions dictate. There can be no assurances that future acquisitions, market conditions or unforeseen events will not cause our expenses to rise or fall in future periods.

General and Administrative

General and administrative expenses for the three months ended March 31, 2003 decreased by $0.9 million, or 37%, from the comparable three months of the prior year. This decrease in absolute dollars is due, in part, to the restructuring plans implemented in 2002 and 2003, which resulted in lower salary and benefit costs. We also experienced lower legal and professional fees over the prior year, however, this savings was partially off-set by higher insurance costs. As a percentage of total net revenues, our general and administrative sales costs decreased as we continue to lower these expenses in response to declining sales volumes.

We have monitored our known and forecasted sales demand and operating expense run rates closely and, as a result, have taken four restructuring actions since June of 2001. We will continue to closely monitor both our costs and our revenue expectations in future periods and will take actions as market conditions dictate. There can be no assurances that future acquisitions, market conditions or unforeseen events will not cause our expenses to rise or fall in future periods.

Restructuring charge and asset impairments

In January 2003, we announced a restructuring plan in order to lower our operating expense run-rate due to current and anticipated business conditions. This plan resulted in a work-force reduction of approximately 25% of existing personnel. Also, we announced that we are closing our South Brunswick, NJ (SOSi) design center, and reducing our staff in Boston, MA and Shelton, CT. This workforce reduction will also impact our Switzerland and Belgium locations. In addition, we have postponed the completion of the IAD product line and archived the related intellectual property until the market returns, if ever. During the three months ended March 31, 2003, we incurred approximately $3.4 million in restructuring expenses related to employee termination benefits and $0.2 million related to excess facility costs. In addition, we recorded a charge for fixed assets that were impaired with a net book value totaling $0.3 and a patent on our IAD product line with a net book value of $0.2 million. This resulted in a total restructuring and asset impairment charge for the three months ended March 31, 2003 totaling $4.1 million. This restructuring charge was partially off-set by a benefit of $0.3 million realized as we were able to sub-lease portions of our excess facilities.

There were no restructuring and asset impairment charges (or benefits) during the three months ended March 31, 2002.

In-Process Research and Development

During the three months ended March 31, 2002, we recorded a charge for in-process research and development of $2.0 million related to our purchase of SOSi on March 27, 2002. There were no in-process research and development charges during the three months ended March 31, 2003.

Impairment of investments in non-publicly traded companies

In February 2003, we made a convertible bridge loan investment in IC4IC totaling $0.05 million. It was determined in March of 2003 that this investment should be impaired, as it was evident that IC4IC would not have or be able to raise sufficient equity or debt to fund its operations. During early April 2003, IC4IC’s Board of Directors made the decision to discontinue operations.

Equity in net losses of affiliates

As of March 31, 2003, we have direct and indirect voting interest (which include certain board members and employees) of greater than 20% but less than 50% in our investment in OptiX Networks, Inc. (OptiX). During the first quarter of 2003, we received the remaining balance of our investment in GTV of approximately $0.9 million, which represented a return of capital. As of March 31, 2003, we no longer had an investment in GTV. Additionally, we have an investment in Neurone, which is a limited partnership. These investments are accounted for under the equity method of accounting where our pro-rata share of the net income or losses from these investee companies are recorded on the consolidated statements of operations and, accordingly, the carrying value of the investments is reduced on the consolidated balance sheets.

Prior to June 30, 2002, we had been accounting for our investment in OptiX under the cost method. However, during the third quarter of fiscal 2002, in connection with a bridge loan of $4.0 million which is convertible to convertible preferred stock upon OptiX closing its anticipated round of financing, we obtained the ability to exercise significant influence over the financial and operating policies of OptiX. All prior period financial information has been retroactively restated to reflect this change in reporting entity (refer also to Note 1 — Summary of Significant Accounting Policies in our consolidated financial statements).

Our pro-rata share of equity losses in OptiX and GTV were $0.3 and $0.6 million for the three months ended March 31, 2003 and 2002, respectively. In future periods, we will no longer record any equity losses from GTV as we are no longer invested in this venture capital limited partnership. The decrease in equity losses is due to lower overall operating expenses at OptiX in fiscal 2003 compared to the same period in 2002. Equity in net losses of affiliates will continue to be a component of our other income and expense in future periods and amounts will fluctuate depending on the business results of the investee companies.

Gain on the Repurchase of Convertible Notes

We did not repurchase any of our notes during the quarter ended March 31, 2003.

In the quarter ended March 31, 2002, we repurchased, through a tender offer, approximately $199.9 million face value of our outstanding 4½% Convertible Notes due 2005 for a cash payment of $139.9 million. This resulted in a gain of $52.0 million, net of transaction costs,, $4.8 million in deferred financing costs related to these notes and approximately $19.5 million was recorded as income tax expense during the quarter ended March 31, 2002. Prior to the quarter ended March 31, 2003, this gain had been classified as extraordinary on the consolidated statement of operations. However, we adopted SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” effective January 1, 2003, which requires gains from the extinguishment of debt to be included in results from continuing operations. Accordingly, we have reclassified the gains on the early extinguishment of debt and the related deferred financing fees and income taxes that were previously recorded in the consolidated statements of operations as an extraordinary item to other (expense) income and income tax expense, respectively.

The timing and amount of any additional repurchases of our convertible notes will depend on many factors, including, but not limited to, the prevailing market price of the notes and overall market conditions. We intend to fund additional repurchases of the notes, if any, from available cash, cash equivalents and investments.

Interest Income (Expense)

Interest expense, net for the three months ended March 31, 2003 decreased by $5.6 million, or 89% compared to the three months ended March 31, 2002. The decrease in interest expense, is due partially to lower interest expense in fiscal 2003 because we repurchased approximately $199.9 million face value of our 4½% Convertible Notes due 2005 in March of 2002. This savings in interest expense was partially offset by lower interest income due to a lower average cash balance and interest rates during the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. At March 31, 2003 and 2002, the effective interest rate on our interest-bearing securities was approximately 1.74% and 3.11%, respectively.

Income Tax Expense (Benefit)

For the quarter ended March 31, 2003, the income tax expense was $0.1 million, which was related to foreign income taxes.

For the quarter ended March 31, 2002, the income tax expense was $12.9 million. This was comprised of an income tax expense of $19.5 million on the tender offer to repurchase approximately $199.9 million face value of our 4½% Convertible Notes due 2005, partially offset by a deferred tax benefit totaling $6.6 million related to our operating loss for the period ended March 31, 2002.

We continually evaluate our deferred tax assets as to whether it is “more likely than not” that the deferred tax assets will be realized. In the evaluation of the realizability of deferred tax assets, we consider projections of future taxable income, the reversal of temporary differences and tax planning strategies. During the three months ended September 30, 2002 we evaluated and determined that it was not “more likely than not” that all of the deferred tax assets will be realized. Accordingly, a valuation reserve was recorded against substantially all of our net deferred tax assets. We have not or will not recognize a deferred tax benefit until the Company achieves sustained profitability. The Company has and expects to continue to maintain a deferred tax valuation allowance. We expect to continue to incur foreign income tax expenses on our consolidated statements of operations in future periods.

Extraordinary Loss Upon Consolidation of TeraOp (USA), Inc.

In January 2003, FIN 46 was issued. The interpretation provides guidance on consolidating variable interest entities and applies all to variable interests created after January 31, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. We adopted FIN 46 as of February 1, 2003, which required us to consolidate the results of TeraOp (USA), Inc. (TeraOp).

During the first quarter 2003, we loaned TeraOp $0.5 million under a new convertible loan agreement, which provides us with additional contractual rights over existing debt or equity investors. In addition, we are also in a position, as a result of the loan, to negotiate a more favorable conversion price of TeraOp and have the ability to control the operations of TeraOp. None of the existing debt or equity investors, other than us, is expected to, or is obligated to, absorb any additional losses from their investment given that the equity in TeraOp is negative as of January 31, 2003. As a result, the convertible loan has been determined to be a variable interest and TeraOp is now considered a variable interest entity, as defined by FIN 46. We have calculated the effect of the initial measurement as of January 31, 2003. As a result of this measurement and consolidation of TeraOp, we recognized an extraordinary loss of approximately $0.1 million as the fair value of TeraOp’s liabilities exceeded its assets by this amount. All significant intercompany balances, including our investments in TeraOp, have been eliminated upon consolidation.

Cumulative Effect on Prior Years of Retroactive Application of New Depreciation Method

Effective January 1, 2003, we have changed the method of depreciating property and equipment to the straight-line method. Depreciation of property and equipment in prior years was computed using the half-year convention method. We have evaluated the use and related consumption of all classes of acquired property and equipment and have determined that many assets are used and consumed on a consistent level over their estimated economic lives. Under the half-year convention method, property and equipment placed in service during the first year of acquisition was subject to six months of depreciation expense regardless of when the asset was acquired, placed in service and consumed. We believe that the straight-line method results in a better approximation of the underlying consumption of the asset over its estimated useful life and provides a better matching of revenues and expenses. The effect of the change in depreciation method as of January 1, 2003 was applied retroactively to property and equipment acquisitions of prior years. The cumulative effect of the change with respect to the retroactive application of the straight-line method is approximately an $0.8 million charge and has been recorded as such on the consolidated statement of operations for the period ended March 31, 2003. This charge has not been presented net of an income tax benefit as we continue to maintain a full valuation allowance against our net deferred income tax assets.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, we had total cash, cash equivalents and marketable securities of approximately $191.6 million. This is our primary source of liquidity as we are not currently generating positive cash flow from our operations. Details of our cash inflows and outflows for the quarter ended March 31, 2003 as well as a summary of our cash, cash equivalents and marketable securities and future commitments are detailed as follows:

Cash Inflows and Outflows

During the quarter ended March 31, 2003, the net decrease in cash and cash equivalents was $2.2 million compared to a net decrease of $182.8 million during the quarter ended March 31, 2002. As reported on our consolidated statements of cash flows, our decrease in cash and cash equivalents during the quarters ended March 31, 2003 and 2002 is summarized as follows (in thousands):

	Quarter ended March 31,
	2003	2002
Net cash used in operating activities	$(14,261)	$(23,613)
Net cash (used in) provided by investing activities	11,844	(16,310)
Net cash provided by (used in) financing activities	57	(142,790)
Effect of foreign exchange rate changes	177	(75)

Total decrease in cash and cash equivalents	$(2,183)	$(182,788)

Details of our cash inflows and outflows are as follows during the quarter ended March 31, 2003:

Operating Activities: During the quarter ended March 31, 2003, we used $14.3 million in cash, which consists of the following:

•	Net loss for the period totaling $17.4 million.

•	A $1.5 million decrease in net working capital comprised of the following (in thousands):

Quarter ended March 31, 2003
Decrease in accounts receivable	$475
Decrease in inventories	374
Decrease in prepaid expenses and other assets	2,092
Decrease in accounts payable	(473)
Decrease in accrued expenses and other current liabilities	(4,010)
Increase in restructuring liabilities	18

Total decrease in working capital	$(1,524)

•	Non cash adjustments to net loss totaling $4.7 million comprised of the following:

Quarter ended March 31, 2003
Depreciation and amortization	$3,342
Impairment of investments in non-publicly traded companies	50
Cumulative effect on prior years of retroactive application of new depreciation method	805
Equity in net losses of affiliates	315
Non-cash restructuring benefit and asset impairments	248
Provision(benefit) for doubtful accounts	(140)
Extraordinary loss on consolidation of TeraOp (USA), Inc.	83

Total non-cash adjustments to net loss	$4,703

Investing Activities:    During the quarter ended March 31, 2003, we generated approximately $11.8 million from investing activities. The net cash generated was primarily due to the net proceeds (investments matured were greater then investments purchased) of held-to-maturity short and long-term investments totaling $11.6 million. Capital expenditures for the quarter ended March 31, 2003 were approximately $0.4 million and we made investments in non-publicly traded companies of approximately $0.3 million. These investments were partially offset by a cash inflow of $0.9 million as we liquidated our limited partnership investment in GTV Capital, Inc. during the quarter.

Financing Activities:    During the quarter ended March 31, 2003, we generated $0.06 million in financing activities, which consisted of proceeds from the exercise of stock options and purchases of shares in our employee stock purchase plan.

Effect of Exchange Rates and Inflation:    Exchange rates and inflation have not had a significant impact on our operations or cash flows.

In addition to the use of $2.2 million of cash and cash equivalents during the quarter ended March 31, 2003, we also used $11.6 million of matured short and long-term investments. Thus, the total use of cash, cash equivalents and short and long term investments during the quarter ended March 31, 2003 was $13.8 million.

Cash, Cash Equivalents and Investments

We have financed our operations and have met our capital requirements since incorporation in 1988 primarily through private and public issuances of equity securities, convertible notes, bank borrowings and cash generated from operations. Our principal sources of liquidity as of March 31, 2003 consisted of $148.4 million in cash and cash equivalents, $26.7 million in short-term investments and $16.6 million in long-term investments in marketable securities for a total cash and investment balance of $191.6 million. Cash equivalents are instruments with maturities of less than 90 days, short-term investments have maturities of greater then 90 days but less than one year and long-term investments have maturities of greater than one year. Our cash equivalents and investments consist of U.S. Treasury Bills, corporate debt, taxable municipal securities, money market instruments, overnight repurchase investments and commercial paper.

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

Commitments and Significant Contractual Obligations

We have existing commitments to make future interest payments on our existing 4½% Convertible Notes due 2005 and also to redeem these notes in September 2005. Over the remaining life of the outstanding notes, we expect to accrue and pay approximately $11.3 million in interest to the holders.

We have outstanding operating lease commitments of approximately $50.3 million, payable over the next fifteen years. Some of these commitments are for space that was not being utilized and, as a result, we have recorded restructuring charges for excess facilities. As of March 31, 2003 we have in place sublease agreements totaling $11.3 million to rent portions of our excess facilities over the next seven years. We are in the process of trying to sublease additional excess space but it is unlikely that any sublease income generated will offset the entire future commitment. We currently believe that we can fund these lease commitments in the future; however, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations. A summary of our significant future contractual obligations as of March 31, 2003 and their payments by fiscal year is summarized as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Interest on convertible notes	$11,340	$5,135	$6,205	$—	$—
Redemption of convertible notes	114,113	—	114,113	—	—
Bridge loan commitment	265	265	—	—	—
Operating lease commitments	50,290	5,434	11,507	10,876	22,473
Capital lease and other commitments (principal and interest)	1,007	384	511	112	—

	$177,015	$11,218	$132,336	$10,988	$22,473

We also have pledged approximately $1.9 million in available cash and cash equivalents as collateral for stand-by letters of credit that guarantee certain long-term property lease obligations.

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145). As it applies to the Company, SFAS 145 requires that certain gains and losses on extinguishments of debt be classified as income or loss from continuing operations, rather than as extraordinary items, as previously required under SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”. The Company adopted SFAS 145 effective January 1, 2003 and, accordingly, reclassified the gain on the early extinguishment of its debt which included the related transaction costs, deferred financing fees and income taxes which was previously recorded in the consolidated statements of operations as an extraordinary item to other (expense) income and income tax expense, respectively.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). The effect of SFAS 146 is to spread out the reporting of expenses related to restructurings initiated after 2002, because commitment to a plan to exit an activity or dispose of long-lived assets is no longer sufficient to record a liability for the anticipated costs. Instead, companies are to record exit and disposal costs when they are “incurred” and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS 146 are effective for exit and disposal activities that are initiated after December 31, 2002. In conjunction with the January 2003 restructuring plan, the Company has applied the provisions of SFAS 146. Refer also to Note 5 – Restructuring Liabilities for further details on the January 2003 restructuring plan.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25. The Company has complied with the disclosure requirements of SFAS 148 in its unaudited interim consolidated financial statements.

In November 2002, FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45) was issued. The interpretation provides guidance on the guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. The Company has adopted the disclosure requirements of the interpretation as of December 31, 2002. The accounting guidelines are applicable to guarantees issued after December 31, 2002 and require that the Company record a liability for the fair value of such guarantees in the balance sheet. Effective December 31, 2002, the Company adopted FIN 45. The Company determined that it was not necessary to record a liability for potential patent indemnity claims based on past historical experience. However, the Company disclosed information regarding potential patent indemnity claims in Note 14 of the Form 10-K for the year ended December 31, 2002 in accordance with FIN 45.

In January 2003, FIN No. 46, “Consolidation of Variable Interest Entities” (FIN 46) was issued. The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. The guidelines of the interpretation will become applicable for the Company in its third quarter 2003 unaudited interim consolidated financial statements for variable interest entities created before February 1, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. The Company adopted FIN 46 as of February 1, 2003, which resulted in the Company consolidating the results of TeraOp (USA), Inc. Refer also to Note 6 – Investments in Non-Publicly Traded Companies for further details about this adoption.

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

Our net revenues have declined substantially during the past two years. Net revenues for the years ended December 31, 2000, 2001 and 2002 were $155.1 million, $58.7 million and $16.6 million, respectively. Our net revenues recorded during the three months ended March 31, 2003 were $4.1 million. Due to declining current economic conditions and slowdowns in purchases of VLSI semiconductor devices, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our net revenues will fluctuate substantially in the future.

We are using our available cash and investments each quarter to fund our operating activities.

During the three months ended March 31, 2003, we used $2.2 million of our available cash and cash equivalents to fund our operating, investing and financing activities and redeemed $11.6 million of short and long-term investments for a total cash and investment usage of $13.8 million.

During the year ended December 31, 2002, we used $219.7 million of our available cash and cash equivalents to fund our operating, investing and financing activities and redeemed $11 million of short and long-term investments for a total cash and investment usage of $230.7 million. This significant use of cash included approximately $143.2 million to repurchase some of our outstanding 4½% Convertible Notes due 2005 (including transaction fees) through a tender offer.

We anticipate that we will use approximately $14.0 million to $17.0 million in cash, cash equivalents and investments during the second quarter of 2003 to fund our operating, investing and financing activities. We will continue to use our available cash, cash equivalents and investments in the future and we believe that we have sufficient cash for our needs for at least the next twelve months. We will continue to experience losses and use our cash, cash equivalents and investments if we do not receive sufficient product orders and our costs are not reduced to offset the decline in revenue.

We continue to have substantial indebtedness after the completion of our tender offer for some of our convertible notes.

In the third quarter of 2000, we sold in a private placement $460.0 million of 4½% Convertible Notes due 2005. As a result, we incurred $460.0 million of additional indebtedness, substantially increasing our ratio of debt to total capitalization. In April 2001, we adopted a repurchase program for our convertible notes through which we repurchased some of the convertible notes from time to time at varying prices. In fiscal 2002, we repurchased, through a tender offer, approximately $199.9 million of face value of our convertible notes bringing total repurchases to approximately $346.0 million. As of March 31, 2003, we had approximately $114.1 million in face value of indebtedness outstanding. We may repurchase additional 4½% Convertible Notes due 2005 in the future. We funded repurchases of the convertible notes and will fund any additional repurchases of the convertible notes, if any, from available cash, cash equivalents and investments.

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

If our cash, cash equivalents, short and long term investments and operating cash flows are inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the 4½% convertible notes due 2005 or our other obligations, we would be in default under the terms thereof, which would permit the holders of the notes to accelerate the maturity of the 4½% convertible notes due 2005 and could also cause defaults under future indebtedness we may incur. Any such default could have a material adverse effect on our business, prospects, financial condition and operating results. In addition, we cannot be sure that we would be able to repay amounts due in respect of the 4½% convertible nNotes due 2005 if payment of the notes were to be accelerated following the occurrence of an event of default as defined in the indenture.

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

In response to anticipated long lead times to obtain inventory and materials from our foundries, we may order inventory and materials in advance of anticipated customer demand, which might result in excess inventory levels if the expected orders fail to materialize. As a result, we cannot predict the timing and amount of shipments to our customers, and any significant downturn in customer demand for our products would reduce our quarterly and our annual operating results. As a result of these conditions, in 2002 and 2001, we recorded a write down for excess inventories totaling $4.8 million and $39.2 million, respectively.

We may have to further restructure our business.

In January 2003, we announced a restructuring plan in order to lower our operating expense run-rate due to current and anticipated business conditions. This plan resulted in a work-force reduction of approximately 25% of existing personnel. Also, we announced the closing of our South Brunswick, NJ (SOSi) design center, and reduced staff in Boston, MA and Shelton, CT. This workforce reduction also impacted our Switzerland and Belgium locations. In addition, we have postponed the completion of the IAD product line and archived the related intellectual property until the market returns, if ever. During the three months ended March 31, 2003, we incurred approximately $3.4 million in restructuring expenses related to employee termination benefits and $0.2 million related to excess facility costs. In addition, we impaired fixed assets with a net book value totaling $0.3 and a patent on our IAD product line with a net book value of $0.2 million. This resulted in total restructuring and asset impairment charges for the three months ended March 31, 2003 totaling $4.1 million.

During fiscal 2002, we announced a restructuring plan due to continued weakness in our business and the industry. As a result of this plan, we eliminated 56 positions and announced the closing of design centers in Milpitas, CA and Raleigh, NC. In conjunction with this restructuring, we are also discontinuing certain product lines and strategically refocusing our research and development efforts. As a result of this plan, we incurred restructuring charges and asset impairments of approximately $5.5 million.

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

We face possible delisting from the Nasdaq SmallCap Market, which would result in a limited public market for our common stock and make obtaining future debt or equity financing more difficult for us.

In March of 2003, we received notification from Nasdaq informing us that our stock price had traded below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), we have been provided with 180 calendar days, or until September 2, 2003, to regain compliance. In order to regain compliance, our bid price must close at $1.00 per share or more for a minimum of 10 consecutive trading days. If compliance is not regained, we may be granted an additional 180 calendar day grace period, should we meet certain other listing criteria for the Nasdaq SmallCap Market. If we do not meet this listing criteria, or if we are granted this additional 180 day grace period and our stock does not trade at or above $1.00 for 10 consecutive trading days, then Nasdaq will provide notification that our securities will be delisted. We have the right to appeal any delisting notification.

Such delisting from the Nasdaq SmallCap Market or further declines in our stock price could also greatly impair our ability to raise additional necessary capital through equity or debt financing, and could significantly increase the ownership dilution to stockholders caused by our issuing equity in financing or other transactions.

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

We cannot be certain that our current customers will continue to place orders with us, that orders by existing customers will return to the levels of previous periods or that we will be able to obtain orders from new customers. We have no long-term volume purchase commitments from any of our significant customers. The following tables set forth the percentage of net revenues attributable to our major distributors as well as the significant customers that had total purchases (either direct or through distributors) of greater than 10% of net revenues for the three months ended March 31, 2003 as well as the three years ended December 31, 2002:

	Three months ended March 31,	Years ended December 31,
	2003	2002	2001	2000
Distributors:
Arrow Electronics, Inc.(1)	16%	19%	*	*
Weone Corporation(2)	*	13%	10%	*
Insight Electronics, Inc.(3)	*	10%	24%	32%
Unique Memec(4)	*	*	10%	16%
Significant Customers:
Tellabs, Inc.(1)(3)	13%	23%	*	16%
Ericsson(5)	13%	*	*	*
Siemens AG(4)	23%	19%	21%	*
Polaris Networks	10%	*	*	*
Cisco Systems, Inc.(3)	*	11%	*	*
Redback Networks, Inc.(3)	*	*	12%	*
Samsung Corporation(2)	*	*	11%	*
Lucent Technologies, Inc.(3)	*	*	11%	11%

(1)	The primary end customer of the shipments to Arrow Electronics, Inc. is Tellabs, Inc.
(2)	The primary end customer of the shipments to Weone Corporation is Samsung Corporation.
(3)	The end customers of the shipments to Insight Electronics, Inc. include: Cisco Systems, Inc., Lucent Technologies, Inc., Redback Networks, Inc. and a portion of Tellabs, Inc. purchases.
(4)	A portion of the shipments to Siemens AG were distributed through Unique Memec.
(5)	Ericsson’s shipments are distributed from Unique Memec.
*	Revenues were less than 10% of our net revenues in these periods.

The cyclical nature of the communication semiconductor industry affects our business and we are currently, and for the past two years have been, experiencing a significant downturn.

We provide semiconductor devices to the telecommunications and data communications markets. The semiconductor industry is highly cyclical and currently is experiencing a significant contraction of the market. These downturns are characterized by:

•	diminished product demand;

•	accelerated erosion of average selling prices; and

•	production over-capacity.

We may experience substantial fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions, seasonality of customers’ buying patterns and other factors. We are currently, and for the past two years have been, experiencing a significant slowdown in the communication semiconductor industry.

Our international business operations expose us to a variety of business risks.

Foreign markets are a significant part of our net revenues. Foreign shipments accounted for 58% and 59% of our total net revenues for the three months ended March 31, 2003 and year ended December 31, 2002, respectively. We expect foreign markets to continue to account for a significant percentage of our total net revenues. A significant portion of our total net revenues will, therefore, be subject to risks associated with foreign markets, including the following:

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

The recent outbreak of severe acute respiratory syndrome, or SARS, that began in China, Hong Kong, Taiwan, Singapore and Vietnam may have a negative impact on our operations. Our operations may be impacted by a number of SARS-related factors, including, but not limited to, disruptions at our third-party manufacturers that are primarily located in Asia, reduced revenues in our international markets and increased supply chain costs. If the number of cases continues to rise or spread to other geographical areas, our international revenues and operations could be negatively affected.

Although substantially all of our total net revenues to date have been denominated in U.S. dollars, the value of the U.S. dollar in relation to foreign currencies may also reduce our total net revenues from foreign customers. To the extent that we expand our international operations or change our pricing practices to denominate prices in foreign currencies, we will expose our margins to increased risks of currency fluctuations. We have assessed the risks related to foreign exchange fluctuations, and have determined at this time that any such risk is not material.

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

We must successfully transition to new process technologies to remain competitive.

Our future success depends upon our ability to do the following:

•	to develop products that utilize new process technologies;

•	to introduce new process technologies into the marketplace ahead of competitors; and

•	to have new process technologies selected to be designed into products of leading systems manufacturers.

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

In the past, we have incurred significant new product and process development costs. Our policy is to expense these costs, including tooling, fabrication and pre-production expenses, at the time that they are incurred. We may continue to incur these types of expenses in the future. These additional expenses will have a material and adverse effect on our operating results in future periods.

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

Our ability to compete successfully in the rapidly evolving area of high-performance integrated circuit technology depends on factors both within and outside our control, including:

•	success in designing and subcontracting the manufacture of new products that implement new technologies;

•	protection of our products by effective use of intellectual property laws;

•	product quality;

•	reliability;

•	price;

•	efficiency of production;

•	failure to find alternative manufacturing sources to produce VLSI devices with acceptable manufacturing yields;

•	the pace at which customers incorporate our products into their products;

•	success of competitors’ products; and

•	general economic conditions.

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

Manufacturing integrated circuits is a highly complex and technology-intensive process. Although we try to diversify our sources of semiconductor device supply and work closely with our foundries to minimize the likelihood of reduced manufacturing yields, our foundries occasionally experience lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start-up of new process technologies. Such reduced manufacturing yields have at times, reduced our operating results. A manufacturing disruption at one or more of our outside foundries, including those that may result from natural occurrences, could impact production for an extended period of time.

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

We have been, and expect in the future to be, particularly dependent upon a limited number of foundries for our VLSI device requirements. In particular, as of the date of this Form 10-Q, a single foundry manufactures all of our BiCMOS devices. As a result, we expect that we could experience substantial delays or interruptions in the shipment of our products due to any of the following:

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

Intellectual property rights are uncertain and involve complex legal and factual questions. We may be unknowingly infringing on the proprietary rights of others and may be liable for that infringement, which could result in significant liability for us. We occasionally receive correspondence from third parties alleging infringement of their intellectual property rights. If we do infringe the proprietary rights of others, we could be forced to either seek a license to the intellectual property rights of others or alter our products so that they no longer infringe the proprietary rights of others. A license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical.

We are responsible for any patent litigation costs. If we were to become involved in a dispute regarding intellectual property, whether ours or that of another company, we may have to participate in legal proceedings in the United States Patent and Trademark Office in the United States or in foreign courts to determine one or more of patent validity, patent infringement, patent ownership or patent inventorship. These types of proceedings may be costly and time consuming for us, even if we eventually prevail. If we do not prevail, we might be forced to pay significant damages, obtain a license, if available, or stop making a certain product. From time to time we may prosecute patent litigation against others and as part of such litigation, other parties may allege that our patents are not infringed, are invalid and are unenforceable.

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

During the past three years, we have acquired six privately-held companies based in the United States and Europe. The integration of the operations of our six acquisitions, Easics N.V., acquired in May 2000, Alacrity Communications, Inc., acquired in August 2000, ADV Engineering S.A., acquired in January 2001, Horizon Semiconductors, Inc., acquired in February 2001, Onex Communications Corporation, acquired in September 2001, and Systems On Silicon, Inc., (SOSi) acquired in March 2002, have been completed.

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

We have in the past, as a result of industry conditions, later discontinued, abandoned or postponed certain product lines acquired through prior acquisitions, specifically SOSI and Alacrity Communications.

We have made, and may continue to make, investments in development stage companies, which may not produce any returns for us in the future.

We have made investments in early stage venture-backed, start-up companies that develop technologies that are complementary to our product roadmap. The following table summarizes these investments as of March 31, 2003:

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

These investments involve all the risks normally associated with investments in development stage companies and, as a result, we have had to record impairment charges against all of these investments. As such, there can be no assurance that we will receive a favorable return on these or any future venture-backed investments that we may make. Additionally, our original and any future investments may continue to become impaired if these companies do not succeed in the execution of their business plans. Any further impairment or equity losses in these investments could negatively impact our future operating results.

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

The indenture governing the 4½% Convertible Notes due 2005 (the Notes) contains provisions that apply to a change in our control. If a change in control is triggered, as defined in the indenture, we must offer to purchase the Notes with cash. If we have to make such an offer, we cannot be sure that we will have enough funds to pay for all the Notes that the holders could tender.

Our stock price is volatile.

The market for securities for communication semiconductor companies, including TranSwitch, has been highly volatile. The market sale price of our common stock has fluctuated between a low of $0.21 and a high of $74.69 during the period from June 19, 1995 to March 31, 2003. The closing price was $0.88 on May 9, 2003. It is likely that the price of our common stock will continue to fluctuate widely in the future. Factors affecting the trading price of our common stock include:

•	responses to quarter-to-quarter variations in operating results;

•	announcements of technological innovations or new products by us or our competitors;

•	current market conditions in the telecommunications and data communications equipment markets (we are currently and have been experiencing a significant downturn for the past two years); and

•	changes in earnings estimates by analysts.

We could be subject to class action litigation due to stock price volatility, which, if it occurs, will distract our management and could result in substantial costs or large judgments against us.

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

We may have difficulty obtaining director and officer liability insurance in acceptable amounts for acceptable rates

Like most other public companies, we carry insurance protecting our directors and officers against claims relating to the conduct of our business. This insurance covers, among other things, the costs incurred by companies and their board of directors and officers to defend against and resolve claims relating to such matters as securities class action claims. These claims typically are extremely expensive to defend against and resolve. We pay significant premiums to acquire and maintain this insurance, which is provided by third-party insurers, and we agree to underwrite a portion of such exposures under the terms of the insurance coverage. Over the last several years, the premiums we have paid for this insurance have increased substantially. This increase in premiums is due, in large part, to the current economic downturn, decline in stock prices by many public corporations and the substantial increase in the number of securities class actions and similar claims brought against public corporations, their boards of directors and officers. Each year we negotiate with insurers to renew our directors’ and officers’ insurance. In the current economic environment, we cannot assure you that in the future we will be able to obtain sufficient directors’ and officers’ liability insurance coverage at acceptable rates or with acceptable terms, conditions and retentions.

Failure to obtain such insurance could have a material adverse impact on future financial results in the event that we are required to defend against and resolve any securities claims made against our Company, its board of directors and officers. Further, the inability to obtain such insurance in adequate amounts may impair our future ability to attract or retain qualified directors and/or officers.

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

Delaware corporate law contains, and our certificate of incorporation and by-laws and shareholder rights plan contain, certain provisions that could have the effect of delaying, deferring or preventing a change in control of TranSwitch even if a change of control would be beneficial to our stockholders. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Certain of these provisions:

•	authorize the issuance of “blank check” preferred stock (preferred stock which our Board of Directors can create and issue without prior stockholder approval) with rights senior to those of common stock;

•	prohibit stockholder action by written consent;

•	establish advance notice requirements for submitting nominations for election to the Board of Directors and for proposing matters that can be acted upon by stockholders at a meeting; and

•	dilute stockholders who acquire more than 15% of our outstanding common stock.

Political and military tensions in the Middle East and Asia could negatively impact our net product revenues and projects involving start-up companies in which we have invested.

In the year ended December 31, 2002, 12.9% and 3.9% of our net revenues came from sales made to Korea and Israel, respectively. An increase in political and military tensions in Korea and the Middle East may impact the amount of investment in telecommunications products in these areas and thereby affect our ability to continue to sell our products to customers in these geographic areas and negatively impact our future operating results. In addition, we have investments in three start-up companies, OptiX, IC4IC and TeraOp, which maintain at least some operations in Israel. Heightened political and military tensions in the Middle East may affect the ability of OptiX, IC4IC and TeraOp to retain personnel and continue research and development, which could lengthen the time needed for these companies to execute their business plans successfully. Further impairment of our investments in these companies could negatively impact our future operating results.

Acts of terrorism affecting our locations, or those of our suppliers, in the United States or internationally may negatively impact our business.

We operate our businesses in the United States and internationally, including the operation of design centers in India and Europe. We also work with companies in Israel that provide research and design services for us and with companies in Taiwan that fabricate our products. Some of these countries have, in the past, been subject to terrorist acts and could continue to be subject to acts of terrorism. If our facilities, or those of our suppliers, are affected by a terrorist act, our employees could be injured and our facilities damaged, which could lead to loss of skill sets and affect the development or fabrication of our products, which could lead to lower short- and long-term revenues. In addition, terrorist acts in the areas in which we operate or in which our suppliers operate could lead to changes in security and operations at those locations, which could increase our operating costs. Although we have no reason to believe that our facilities, or those of our suppliers, may be the subject of a terrorist attack, we cannot be sure that this will not happen.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk.    We have investments in money market accounts, government securities and commercial paper that earn interest income that is a function of the market rates. As a result, we do have exposure to changes in interest rates. For example, if interest rates were to decrease by one half percentage point from their current levels, our potential interest income for the remainder of 2003, assuming a constant cash balance, would decrease by approximately $0.7 million. We do, however, expect our cash balance to decline during fiscal 2003 and expect that our interest income will also decrease.

Foreign Currency Exchange Risk.    As substantially all of our net revenues are currently made or denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Although we recognize our revenues in U.S. dollars, we incur expenses in currencies other than U.S. dollars. In fiscal 2002, operating expenses incurred in foreign currency were approximately 10% of our total operating expenses. Although we have not experienced significant foreign currency losses to date, we may in the future, especially to the extent that we do not engage in hedging. We do not enter into derivative financial instruments for trading or speculative purposes. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

Fair Value of Financial Instruments.    As of March 31, 2003, our long-term debt consisted of convertible notes with interest at a fixed rate of 4½%. Consequently, we do not have significant cash flow exposure on our convertible notes. However, the fair value of the convertible notes is subject to significant fluctuation due to changes in market interest rates and their convertibility into shares of our common stock. The fair market value of the then outstanding convertible notes was approximately $68.0 million and $68.7 million at March 31, 2003 and December 31, 2002, respectively. Among other factors, changes in interest rates and our stock price affect the fair value of our convertible notes.

ITEM 4.     CONTROLS AND PROCEDURES

During the 90-day period prior to the filing date of this report, our management, including our President and Chief Executive Officer, and Senior Vice President, Chief Financial Officer and Treasurer, carried out an evaluation of the effectiveness of “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)). Based upon and as of that date of evaluation, these officers have concluded that our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them in a timely fashion by others within those entities.

There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit 99.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 99.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* TranSwitch has the manually signed original certificate and will provide it to the Securities and Exchange Commission upon request.

(b) Reports on Form 8-K:

The Company filed with the Securities and Exchange Commission on January 21, 2003, a Current Report on Form 8-K for the January 16, 2003 event reporting the public dissemination of a press release announcing the fourth quarter and fiscal 2002 financial results. The Company also announced a reduction to its workforce and presented forward-looking statements relating to the first quarter of 2003.

The Company filed with the Securities and Exchange Commission on April 16, 2003, a Current Report on Form 8-K for the April 16, 2003 event reporting the public dissemination of a press release announcing the first quarter of fiscal 2003 financial results. The Company also presented forward-looking statements relating to the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSWITCH CORPORATION

(Registrant)

May 12, 2003	/s/ Dr. Santanu Das
Date	Dr. Santanu Das Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

May 12, 2003	/s/ Peter J. Tallian
Date	Peter J. Tallian Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATIONS

I, Dr. Santanu Das, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TranSwitch Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

•	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

•	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

•	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

•	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003	/s/ Dr. Santanu Das
By: Dr. Santanu Das Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

I, Peter J. Tallian, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TranSwitch Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

•	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

•	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

•	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

•	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003	/s/ Peter J. Tallian
By: Peter J. Tallian Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit 99.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 99.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	TranSwitch has the manually signed original certificate and will provide it to the Securities and Exchange Commission upon request.