Form 10-K/A
period 2002-12-31
TRANSWITCH CORP /DE
filed 2003-08-12
CIK 944739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Telephone (203) 929-8810

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	Nasdaq National Market

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A of TranSwitch Corporation (Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2002) amends disclosure in Part I, Item 1 –Business, Part II, Item 5 – Market For Registrant’s Common Equity and Related Stockholder Matters, Part II, Item 6 – Selected Financial Data, Part II, Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations and Part II, Item 8 – Financial Statements and Supplementary Data (Notes to Consolidated Financial Statements) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-25996).

Item 1.    Business.

The following description of our business should be read in conjunction with the information included elsewhere in this document. The description contains certain forward-looking statements that involve risks and uncertainties. When used in this document, the word “intend”, “believe”, “estimate”, “plan”, and “expect” and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements as a result of risk factors set forth elsewhere in this document. See also, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Factors That May Affect Future Results.”

General

TranSwitch is a Delaware corporation incorporated on April 26, 1988. We design, develop and market highly integrated semiconductor, also referred to as very large scale integration (VLSI), devices that provide core functionality in voice and data communications network equipment deployed in the global network infrastructure. In addition to their high degree of functionality, our products incorporate digital and mixed-signal (analog and digital) processing capabilities, providing comprehensive system-on-a-chip (SOC) solutions to our customers.

Our products are compliant with all of the relevant network standards including Asynchronous/Plesiochronous Digital Hierarchy (Asynchronous/PDH), Synchronous Optical Network/Synchronous Digital Hierarchy (SONET/SDH) and Asynchronous Transfer Mode/Internet Protocol (ATM/IP). We offer several products that combine multi-protocol capabilities on a single chip, enabling our customers to develop network equipment for multi-service (voice, data and video) applications. A key attribute of our products is their inherent flexibility. Many of our products incorporate embedded programmable micro processors, enabling us to rapidly accommodate new customer requirements or evolving network standards by modifying a function of the device via software instruction.

We bring value to our customers through our communications systems expertise, very large scale integration (VLSI) design skills and commitment to excellence in customer support. Our emphasis on innovation and technical capabilities enable us to define and develop products that permit our customers to achieve faster time-to-market, and to produce communications systems that offer a host of benefits such as greater functionality, improved performance, lower power dissipation, reduced system size and cost and greater reliability for their customers.

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

Industry Background

State of the market

The global telecommunications market experienced a severe downturn in 2001, and continued to decline through 2002. The adverse market conditions impacted communication service providers, i.e. Internet Service Providers, Regional Bell Operating Companies and Internet Exchange Carriers, equipment providers such as

Alcatel, Cisco, Lucent and Nortel, and communication VLSI product vendors such as TranSwitch. Excess bandwidth capacity in communication service provider infrastructures, excess inventory levels in the supply chain and a slowing global economy resulted in reduced demand for our customers’ equipment and therefore a reduced demand for our products.

During the mid to late 1990s, regulatory changes designed to stimulate competition and aggressive participation from the capital markets fueled rapid expansion of the communications marketplace. This period saw the emergence of numerous start-up service providers as well as start-up equipment providers. The competitive environment drove increased levels of spending on communications equipment from the new market entrants as well as the incumbent service providers. Following this period of explosive growth which lasted into 2000, market conditions deteriorated. Incumbent service providers were left with heavy debt burdens and the majority of competitive service providers were unable to generate sufficient revenues to survive.

The subsequent reduction in capital spending on networking equipment in 2001 and 2002 resulted in fewer orders for our customers’ equipment, and therefore a decrease in demand for our products. High levels of inventories throughout the supply chain further contributed to the industry’s slow recovery and demand for our devices. We sell more than 50 different semiconductor devices to leading OEMs that, in turn, sell their equipment to the end customer such as the telecommunications service providers.

However, throughout this period, end user demand for increased bandwidth and connectivity has not abated. The number of Internet subscribers has increased steadily and web-based applications driving higher data transmission volumes have proliferated. Service provider networks and equipment must be upgraded to provide increased bandwidth and data-oriented switching capability for high-speed data transmission services. Similarly, the demand for new high bandwidth applications such as video conferencing are placing an increased burden on many corporate Wide Area Networks (WANs) and Local Area Networks (LANs) where current system architectures are often inadequate. Suppliers of equipment to private WAN and LAN markets must provide equipment solutions that enable enhanced network access, ease administrative burdens of current system architectures and integrate data with voice, video and imaging applications.

The Role of Communications Standards

In an effort to guarantee interoperability amongst communication networks and equipment, the communications industry has established numerous standards and protocols that address connectivity issues between networks and network equipment. Communication standards protocols for transmission of information such as voice, high speed data or video over electrical, optical or wireless media have been implemented to ensure that equipment from different manufacturers and the various public and private networks can communicate with each other reliably and efficiently. These standards continue to be used in the network today. The VLSI devices as supplied by us need to conform to these standards.

SONET (Synchronous Optical Network) and SDH (Synchronous Digital Hierarchy) standards were defined for efficient and reliable transport of information over optical fiber. SONET is primarily a North American standard, while SDH is its international counterpart. Introduced in the late 1980s, SONET and SDH were initially employed primarily for the transport of voice traffic in telephone networks. Prior to the introduction of the SONET/SDH standards, Asynchronous/Plesiochronous Digital Hierarchy (Async/PDH) standards were in use for transmission over metallic cables. Asynchronous Transfer Mode (ATM) is a higher level standard that enables public networks, Internet, WAN and LAN systems designers to provide a mix of services to network users. ATM allows network service providers to reduce the impact of network congestion, assure quality of service and to provide mixed high-speed and high-volume data communications, voice, video and imaging services. This enables the network service providers to generate more revenue by offering more services to their customers.

IP (Internet Protocol) is another standard that allows packets or frames of data to be forwarded, transmitted, and routed between networks. In the access networks, IP packets are carried over ATM, where ATM serves as a transport layer for IP packets (i.e. DSL).

Recently, industry standards have emerged for carrying Ethernet over SONET/SDH (EoS). Ethernet is a protocol that is ubiquitous in LANs. Increased requirements for connectivity between corporate LANs and WANs are driving the need for bridging Ethernet protocol over the public network. Service providers are beginning to deploy Ethernet services because it represents additional revenue opportunities and it is a relatively efficient way to handle increasing amounts of data moving from the LAN to the WAN and then WAN to another LAN.

Communications Semiconductors

In order to deploy new infrastructures and transmission protocols, network service providers are demanding improved time to market of cost-effective, differentiated products from network equipment vendors. The complexity of the equipment, increasing cost pressures and the need for high reliability and standards compliance mandate the use of VLSI devices incorporating a high degree of functionality. Communications equipment manufacturers recognize that, similar to the trend experienced in the computer industry, the functionality incorporated into VLSI devices is contributing an increasing share of the intellectual property and the value of network equipment. The design of VLSI devices contained in SONET/SDH, asynchronous and ATM equipment requires specialized expertise in mixed-signal semiconductor design and implementation, in-depth knowledge of telecommunications and data communications standards and systems engineering expertise. Expertise in mixed-signal device design is relatively uncommon, and, as a result, equipment vendors needing these capabilities often seek independent semiconductor vendors. However, many semiconductor vendors lack the communications industry knowledge and experience, as well as familiarity with the standards, to be able to contribute significant value to the equipment vendors’ systems designs. Consequently, equipment vendors require a semiconductor vendor that understands their markets and the applicable standards and is able to provide a broad range of cost-effective semiconductor devices. Our forte is this understanding of these standards and protocols and the experience in designing these specialized VLSI products.

Our Products and their Applications

We supply high-speed, broadband VLSI semiconductor devices to network systems OEMs that serve three market segments: the worldwide public network infrastructure that supports both voice and data communications, the Internet infrastructure that supports the World Wide Web and other data services and corporate WANs that support voice and data information exchange within medium-sized and large enterprises. As a system-on-a-chip innovation leader, our core competencies include:

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

Asynchronous/PDH Products

Our Asynchronous/PDH products provide high-bandwidth connections and are used to configure transmission equipment for use in the public network. This equipment is used to increase the capacity of the copper-based public network. Our Asynchronous/PDH VLSI products also enable customer premise equipment (CPE), such as hubs and routers used in WANs and local area networks (LANs), to access the public network for voice and data communications with similar products in other locations regionally or internationally.

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

ATM/IP Products

Our ATM/IP products provide the key functions of ATM/IP-based multi-service access multiplexer systems. CellBus® is a patented system architecture invented by TranSwitch for implementing ATM/IP access multiplexers and ATM/IP switching systems. The products incorporating our CellBus technology include the CUBIT® and ASPEN® families of VLSI devices. Our CellBus technology provides single-chip ATM/IP switching capability in access equipment. These products have been designed into many network system OEMs’ solutions since late 1995, establishing CellBus as a significant technology in the global broadband network access market. Our ATM/IP products also include VLSI semiconductor devices for line interfacing and service adaptation functions, including the mapping of these data protocols into SONET/SDH. Our recently introduced Envoy family of products provide valuable bridging functions for LAN/WAN interconnection.

Applications for our Product in the Network

The following briefly describes our view of the Metro and Access areas of the network infrastructure and some typical equipment that may include our VLSI products.

The Access Network

This section of the network infrastructure interconnects end user locations (residences or businesses) to the nearest service provider location (usually the telephone company central office). The primary functions performed by equipment in the access network are aggregation and distribution of traffic and interconnection to the switching or transmission equipment that connects to the Wide Area Network. The access network may consist of electrical, optical or wireless transmission equipment. Our VLSI products are used in a variety of equipment in the access network. For example, members of our ASPEN and CUBIT product families are used in Digital Subscriber Line Access Multiplexers (DSLAMs) that are used to provide DSL services. These products are also used in Base Station equipment for cellular phone service. Our SONET/SDH and Asynch/PDH products are used in add-drop multiplexers that serve as a primary vehicle for aggregation and distribution of traffic in the access network.

The Metro Network

The Metro (metropolitan) network infrastructure is principally an optical-fiber based network that provides high-speed communications and data transfer covering an area larger than a campus area network and smaller than a wide area network (WAN), interconnects two or more LANs, and usually covers an entire metropolitan area, such as a large city and its suburbs. In addition to interconnecting locations within the metropolitan area, the metro network connects to the access portion of the network and the long-haul or core network which interconnects different metropolitan networks across a region or internationally. Equipment in the Metro network perform functions such as switching or routing of traffic, processing of data in various protocols, and further aggregation and distribution of traffic. Our OMNI family of multi-service switching products are designed specifically for next generation metro switching equipment that provides extremely high speed switching capability for signals in either TDM, ATM or IP formats. Our SONET/SDH framer and mapper products are used in Digital Cross-connect Systems, add-drop multiplexors and in voice switches high-speed analog signals to digital signals, and also split or combine various transmission signals.

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

Strategy

Our goal is to be the leading supplier of innovative, complete VLSI solutions to telecommunications and data communications OEMs worldwide. The key elements of our business strategy include the following:

Provide Complete Solutions Within Target Markets

We offer network equipment OEMs chip sets that represent complete solutions for SONET/SDH, asynchronous and ATM applications. In addition to providing our families of VLSI devices, we offer OEM customers the following:

•	software programs for our configurable devices;

•	product reference design models for both hardware and software applications;

•	evaluation boards and reference software;

•	OEM product design support;

•	multi-tier applications support; and

•	product technical and design documentation.

Our “chip-set” approach allows OEMs to optimally configure their products while maintaining product compatibility over multiple generations. This approach allows equipment vendors to selectively upgrade their products with next-generation higher functionality VLSI devices. We have extended this approach to provide seamless integration of SONET/SDH, asynchronous and ATM applications.

Continue to Promote the Deployment of Programmable Devices

We intend to continue to develop and promote customer-programmable, system-level building blocks that we have defined as Connectivity Engines. By providing core functionality in the form of dense, high-speed, programmable packages, we believe these new devices offer greater power, flexibility and functionality at a lower cost than the single-function, hard- wired devices they are designed to replace. We believe that Connectivity Engines represent a new and more versatile approach to interconnecting communications systems and that these new devices have the potential to play a significant role as product-building platforms in the development of new generations of equipment by networking vendors.

Seek Early Market Penetration Through Customer Sponsorship

We seek to develop close sponsoring relationships with strategic OEMs during product development in order to secure early adoption of our solutions. We believe that OEMs recognize the value of their early involvement through sponsorship of our products, as they can design their system products in parallel with our product development, thereby accelerating their time to market. In addition, we believe that our sponsoring relationships with leading OEMs helps us to obtain early design wins and help reduce risks of market acceptance for our new products.

Focus on Mixed-Signal Applications

We seek to identify applications requiring our mixed-signal VLSI device design capabilities. By leveraging both our industry knowledge and the special design skills required for mixed-signal devices, we believe that we are able to identify and implement optimal combinations of design elements for desired analog and digital functionality targeted toward the specific needs of network equipment OEMs. We believe that our experience and expertise provides our customers accelerated time to market, better performance and lower costs than combinations of separate digital and analog solutions.

Partner With Selected Foundries

We work with selected third-party foundries to obtain semiconductor devices. This approach allows us to avoid substantial capital spending, obtain competitive pricing and technologies, and retain the ability to migrate our products to new process technologies to reduce costs and optimize performance. Our design methodology enables the production of our devices at multiple foundries using well-established and proven processes. We engage foundries that are ISO 9000 certified for quality and uses only semiconductor processes and packages that are qualified by vendors under industry-standard requirements.

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

All development efforts are carried out using ISO 9001 certified design processes and our design tools and environment are continuously updated to improve design, fabrication and verification of products. From time to time, we subcontract design services and acquire products from third parties to enhance our product lines. Our internal research and development organization thoroughly reviews the external development processes and the design of these products as part of our quality assurance process.

Patents and Licenses

Through the end of 2002, we have been issued or became an assignee of one hundred twenty-three (123) patents worldwide with one hundred three (103) patents pending worldwide. We have been assigned forty-two (42) United States patents of which two are co-assigned (one with Siemens Telecommunications Systems, Ltd. and one with ECI Telecom Ltd.). One of the United States patents has been abandoned and is no longer in force. In addition there were twenty-nine (29) United States patents pending. Many of the United States issued and pending patents were filed internationally. As a result, we have been issued eighty-two (82) international patents, which include the co-assigned patents from Siemens Telecommunications Systems, Ltd. and ECI Telecom Ltd., as of December 31, 2002. For one or more of our United States patents, we have coverage in Canada, China, Taiwan, Israel, Japan, Korea, France, Germany, United Kingdom, Belgium, Italy, Sweden, Spain, Ireland, Denmark, The Netherlands, Portugal, Switzerland, Luxembourg and Liechtenstein. Internationally, there are fifty-three (53) patents pending in specific countries with an additional twenty-one (21) filed in the European Patent Office (EPO) or under the Patent Cooperative Treaty (PCT).

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

The global telecommunications market experienced a severe downturn in 2001, and continued to decline through 2002 and into 2003. The adverse market conditions impacted communication service providers, i.e. Internet Service Providers, Regional Bell Operating Companies and Internet Exchange Carriers, equipment providers such as Alcatel, Cisco, Lucent and Nortel, and communication VLSI product vendors such as TranSwitch. Excess bandwidth capacity in communication service provider infrastructures, excess inventory levels in the supply chain and a slowing global economy resulted in reduced demand for our customers’ equipment and therefore a reduced demand for our products.

We recognized this industry shift and have focused our product strategy on supporting the current needs of our customers. Recently, we have introduced new product lines that meet our customers evolving data communications requirements. Our Ethernet over SONET/SDH (EoS) product line enables telecommunication carriers and Internet Service Providers the ability to offer new revenue-generating services, such as the high-speed transport of information over Internet Protocol (IP) networks, based on their current network infrastructure. By utilizing the current network infrastructure, telecommunication carriers can realize revenue growth with only a modest increase in their costs.

We believe that our competitive position in the telecom semiconductor industry has remained relatively unchanged during the recent decline in these markets over the time period from 2000 to 2002. Although our net product revenues have declined significantly during this time period, our competitors telecom product revenues have also declined on a consistent basis. In addition, the overall market for our products has also dropped on a relative basis, leaving us in a similar market position as prior to the significant decline experienced in the telecom market during the 2000 to 2002 timeframe. Some of our competitors are more diversified than we are and accordingly, their other shipments, such as LAN, wireless, and digital signal processing, have helped them to offset the declines in their telecom revenues. Their overall revenues, therefore, may not be declining on a similar basis to ours because we have focused extensively on telecom related products.

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

Item 2.    Properties

Our headquarters are located in a suburban office park in Shelton, Connecticut. We have additional sales offices and design centers located throughout the world. The following is a summary of our offices and locations for which we have lease commitments:

Location	Business Use	Square Footage	Lease Expiration Dates
Shelton, Connecticut(1)	Corporation Headquarters, Product Development, Operations, Sales, Marketing and Administration	181,711	May 2004—April 2017
Raleigh, North Carolina(3)	Product Development	6,604	February 2007
Stoneham, Massachusetts(2)	Product Development and Sales Support	8,924	September 2005
Bedford, Massachusetts	Product Development	17,907	September 2004
Milpitas, California(3)	Product Development, Sales and Sales Support	8,800	July 2003
South Brunswick, New Jersey(4)	Product Development	6,786	April 2006
Toulouse, France	Product Development	4,200	March 2004
Eclubens, Switzerland	Product Development	2,640	April 2005
Taipei, Taiwan	Sales Support	2,500	Less then 1 Year
New Delhi, India	Product Development	20,000	June 2003—May 2004
Leuven, Belgium	Product Development, Sales and Sales Support	7,400	Less then 1 Year
Antony, France	Sales and Sales Support	355	Less then 1 Year
Kista, Sweden	Sales and Sales Support	215	Less then 1 Year
Herzelia, Israel	Sales and Sales Support	248	Less then 1 Year

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

	High	Low
Year ended December 31, 2002:
First Quarter	$5.50	$2.80
Second Quarter	$3.33	$0.63
Third Quarter	$0.93	$0.40
Fourth Quarter	$1.22	$0.22

Year ended December 31, 2001:
First Quarter	$53.31	$13.06
Second Quarter	$19.21	$7.16
Third Quarter	$10.24	$2.86
Fourth Quarter	$6.34	$2.23

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

	Years ended December 31,
	2002	2001	2000	1999	1998
	Amounts presented in thousands, except per share
Selected Statement of Operations Data:
Net revenues	$16,636	$58,682	$155,083	$73,533	$45,993
Gross profit (loss)	5,857	(1,799)	108,936	48,323	28,719
(Loss) income before extraordinary gain(1)	(197,709)	(101,519)	37,970	25,334	6,157
Extraordinary gain from repurchase of 4½% convertible notes due 2005, net of income taxes of $19,491 and $13,215 for the years ended December 31, 2002 and 2001, respectively	32,485	22,093	—	—	—

Net (loss) income(1)(2)	$(165,224)	$(79,426)	$37,970	$25,334	$6,157

Basic (loss) earnings per share before extraordinary gain(1)(2)(3)(4)(5)	$(2.20)	$(1.16)	$0.46	$0.33	$0.10
Basic (loss) earnings per share(1)(2)(3)(4)(5)	$(1.84)	$(.91)	$0.46	$0.33	$0.10
Diluted (loss) earnings per share(1)(2)(3)(4)(5)	$(1.84)	$(.91)	$0.43	$0.31	$0.09
Shares used in calculation of basic (loss) earnings per share(3)(5)	90,037	86,904	81,681	76,676	63,174
Shares used in calculation of diluted (loss) earnings per share(3)(4)(5)	90,037	86,904	87,559	81,596	67,482

	December 31,
	2002	2001	2000	1999	1998
Selected Balance Sheet Data:
Cash, cash equivalents and short-term investments	$183,647	$409,592	$564,124	$75,802	$27,903
Total current assets	$196,013	$427,303	$616,825	$102,152	$42,646
Working capital	$176,783	$402,007	$592,934	$92,439	$34,286
Long-term investments (marketable securities)	$21,819	$26,582	$54,183	$36,003	$—
Total non-current assets	$47,340	$189,061	$124,420	$59,915	$7,529
Total assets(1)	$243,353	$616,364	$741,245	$162,067	$50,175
Total current liabilities	$17,730	$25,296	$23,891	$9,929	$8,920
4½% Convertible Notes due 2005	$114,113	$314,050	$460,000	$—	$—
Total non-current liabilities	$139,962	$340,975	$460,000	$—	$—
Total stockholders’ equity(1)	$85,661	$250,093	$257,354	$152,138	$41,255
Book value per share	$0.95	$2.75	$3.08	$3.87	$1.50

(1)	The 2001 and 2000 figures have been adjusted for the effect of the change in the investment in OptiX Networks, Inc. from the cost to the equity method of accounting, as required under Generally Accepted Accounting Principles (U.S. GAAP).
(2)	Results for fiscal years 2002 and 2001 reflect the impact that the severe downturn in the telecommunications industry has had on our business. Over the past two years we have taken significant charges to the results of operations as a result of industry conditions and our financial position. These charges include: restructuring charges and asset impairments, write-downs of excess inventories, impairments of investments in non-publicly traded companies, a valuation allowance for our deferred tax assets and impairment of our goodwill balance. Our business results are outlined in further detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 of this document as well as the footnotes to our financial statements appearing in Item 8 of this document.
(3)	Revised to reflect a 3-for-2 stock split in the form of a dividend on June 8, 1999, a 3-for-2 stock split in the form of a dividend on January 11, 2000 and a 2-for-1 stock split in the form of a dividend on August 10, 2000.
(4)	For purposes of calculating diluted (loss) earnings per share in 2002 and 2001, the assumed conversion of 4½% Convertible Notes due 2005 is not taken into consideration, as it is anti-dilutive.
(5)	Diluted loss per share amounts for the years ended December 31, 2002 and 2001 are the same as basic. Because we recorded a net loss in each of these years, the assumed exercise of dilutive securities would be anti-dilutive.

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

Factors that may affect future results.    In this section, we detail risk factors that affect our quarterly and annual results, but which are difficult to predict.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. When used in this report, the words, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “expect” and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of factors, including those set forth under “FACTORS THAT MAY AFFECT FUTURE RESULTS” and elsewhere in this report. You should read this discussion in conjunction with the consolidated financial statements and the notes thereto included in this report.

OVERVIEW

We are a Delaware corporation incorporated on April 26, 1988. We design, develop and market highly integrated semiconductor devices that provide core functionality in voice and data communications network equipment deployed in the global network infrastructure. In addition to their high degree of functionality, our products incorporate digital and mixed-signal (analog and digital) processing capabilities, providing comprehensive system-on-a-chip (SOC) solutions to our customers.

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

Estimated Excess Inventories.     We periodically review our inventory levels to determine if inventory is stated at the lower of cost or net realizable value. The telecommunications and data communications industries have experienced a significant downturn during the past few years and, as a result, we have had to evaluate our inventory position based on known backlog of orders, projected sales and marketing forecasts, shipment activity and inventory held at our significant distributors. During the year ended December 31, 2002, as a result of current and anticipated business conditions, as well as lower than anticipated demand, we recorded a charge for excess inventories of approximately $4.8 million. During the year ended December 31, 2001 we recorded a charge for excess inventories of approximately $39.2 million. We recorded this charge in 2001 due to severe industry conditions whereby our company and other telecommunication equipment providers experienced a significant decline in demand for our products and customer cancellations of orders. Based on our assessment, we concluded that there was no foreseeable demand for approximately $39.2 million of our inventory and, as a result, wrote them down to a new cost basis of zero. Most of these products have not been disposed of and remain in inventory.

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

At the time of acquisition, SOSi was in the process of developing the Intelligent Integrated Access Device (IAD) chip. The project was started concurrently with SOSi’s inception in 1999 and was scheduled to be released in the first quarter of 2003. Subsequent to December 31, 2002, we announced a restructuring plan that included a workforce reduction and facility closings. Included in this plan is the closing of the SOSi design center. In addition, we have postponed the completion of the IAD product line and archived the intellectual property until the market returns, if ever. Refer to Note 17 – Subsequent Events in the Consolidated Financial Statements for additional disclosure regarding subsequent events.

The IAD chip was intended to be the enabling solution to service the last mile in voice and data access. The IAD chip provides a system on a chip (SoC) solution. The IAD chip was intended to serve the need for existing incumbent local exchange carrier (ILEC) legacy networks. Its telephone features would have included voice activity detection, silence suppression and comfort noise generation.

The $2.0 million allocated to IPR&D was determined using established valuation techniques in the telecommunications and data communications industries. The value allocated to IPR&D was based upon the forecasted operating after-tax cash flows from the technology acquired, giving effect to the stage of completion at the acquisition date. Future cash flows were adjusted for the value contributed by any core technology and development efforts expected to be completed post acquisition. These forecasted cash flows were then discounted at rates commensurate with the risks involved in completing the acquired technologies, taking into consideration the characteristics and applications of each product, the inherent uncertainties in achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. A project’s risk is the highest at its inception. As the project progresses, the risk of a project generally decreases. As of the acquisition date, the IAD chip was still in the initial stages of development. After considering these factors, the risk adjusted discount rate for the IAD chip product was determined to be 65%. The acquired technology that had not yet reached technological feasibility and had no alternative future uses was expensed upon acquisition in accordance with SFAS No. 2, “Accounting for Research and Development Costs”.

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

Income Tax Expense (Benefit).    For the year ended December 31, 2002, the income tax expense was $49.8 million compared to a benefit of $38.9 million for the year ended December 31, 2001. The increase in tax expense was due to the recording of an additional valuation allowance of $61.4 million during the quarter ended September 30, 2002 to reduce the carrying value of deferred tax assets. We continually evaluate our deferred tax assets as to whether it is “more likely than not” that the deferred tax assets will be realized. In the evaluation of the realizability of deferred tax assets, we consider projections of future taxable income, the reversal of temporary differences and tax planning strategies. We have evaluated and determined that it is not “more likely than not” that all of the deferred tax assets will be realized. Accordingly, a valuation reserve has been recorded against substantially all of our net deferred tax assets. In future periods, we will not recognize a deferred tax benefit and will maintain deferred tax valuation allowance until we achieve sustained taxable income.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, we had total cash, cash equivalents and investments (marketable securities) of approximately $205.5 million. This is our primary source of liquidity as we are not currently generating positive cash flow from our operations. During fiscal 2002, we continued to experience the severe market conditions which began in fiscal 2001. We also continued our investment in research and development of new products by increasing spending in this area during fiscal 2002 by 8.5% while revenues declined by 72%. This resulted in a significant operating loss and use of cash. Also included in our 2002 operating loss were non-cash charges totaling $107.9 million which included a goodwill impairment charge and a valuation allowance on deferred tax assets. During 2002, we also bought back approximately $199.9 million face value of our convertible debt at a discount. This caused us to spend approximately $143.2 million in cash but reduced our long-term debt by $199.9 million. As a result of these factors, our use of cash, cash equivalents, and short and long term investments during the year ended December 31, 2002 was $230.7 million. Additional details of our cash inflows and outflows for the year ended December 31, 2002 as well as a summary of our cash, cash equivalents, and investments and future commitments are detailed as follows:

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

Details of our cash inflows and outflows are as follows during the year ended December 31, 2002:

Operating Activities:    During the year ended December 31, 2002, we used $65.6 million in cash and cash equivalents. This was comprised primarily of our net loss of $165.2 million and a decrease of working capital of $8.3 million that was offset by non-cash charges totaling $107.9 million. The components of our net loss are detailed in our Results of Operations section included above in this Item. Our use of $8.3 million in working capital was due to an overall decline in sales volumes which caused a decrease in accounts receivable, increases in prepaid expenses related to increased insurance premiums during 2002, and a decline in accounts payable and accrued expenses. Components of our significant non-cash adjustments are as follows:

Non cash adjustments	Year ended December 31, 2002	Explanation of non-cash activity

Impairment of goodwill	$59,901	This non-cash impairment charge was primarily due to decline of the estimated fair value of our reporting unit. Refer to Note 2 of our consolidated financial statements as additional disclosure in our results of operations in this Item.

Deferred income taxes	49,547	In fiscal 2002, we concluded that it was more likely then not that our deferred tax assets would not be realized. As a result, we recorded a valuation allowance against our deferred tax assets. Refer to Note 9 of our consolidated financial statements as well as additional disclosure in our results of operations in this Item.

Depreciation and amortization	14,672	Consists of depreciation of property and equipment as well as amortization or deferred financing fees, patents and unearned compensation.

Impairment of investments in non-publicly traded companies	8,669	In fiscal 2002, we impaired certain investments (including preferred stock and loans) in non-publicly traded companies. Refer to Note 5 of our consolidated financial statements as well as additional disclosure in our results of operations in this Item.

Provision for excess inventories	4,832	In fiscal 2002, we recorded charges for excess inventories totaling $4.8 million due to declining sales volumes and demand from end customers. Refer to Note 6 of our consolidated financial statements as well as additional disclosure in our results of operations in this Item.

Equity in net losses of affiliates	3,405	In fiscal 2002, we recorded our pro-rata share of net losses from our investee companies accounted for under the equity method. Refer to Note 5 of our consolidated financial statements as well as additional disclosure in our results of operations in this Item.

Extraordinary gain on extinguishment of 4½% Convertible Notes due 2005, net of income taxes	(32,485)	We recorded a non-cash gain totaling $32.5 million related to our repurchase of approximately $200 million face value of our convertible notes. Refer to Note 12 of our consolidated financial statements as well as additional disclosure in our results of operations in this Item.

Other non-cash items, net	(606)	Other non-cash items includes items such as our non-cash charge for purchased in— process research and development and adjustments to our restructuring liability and allowance for doubtful accounts. The net affect of these adjustments did not have a material impact on our cash flows from operations.

Total non-cash adjustments to net loss	$107,935

Investing Activities:     We used $12.0 million in investing activities in fiscal 2002 compared with receiving proceeds of $11.6 million in 2001. This change was driven primarily by lower overall short and long term investment balances which resulted in lower cash generated from maturities of these investments. Our investment balances were lower in fiscal 2002 as we used cash to fund operations and repurchased a portion of our convertible debt (further discussed below). Specific investing activity during 2002 was as follows:

•	During the year ended December 31, 2002, we invested approximately $12.2 million in capital equipment and product licenses. This compares to $11.5 million in fiscal 2001. The increase related to our continued investment in tools for new product development.

•	We also paid $5.0 million, during 2002, to satisfy a purchase price contingency related to ADV Engineering S.A. which we acquired in January 2001, and $0.8 million to purchase all of the outstanding securities of Systems On Silicon, Inc. not already owned by us, which we acquired in March 2002.

•	We invested approximately $5.0 million in non-publicly traded companies during the year ended December 31, 2002 (compared to $9.0 million in fiscal 2001).

•	The investments outlined above were offset by net proceeds of held-to-maturity short and long-term investments totaling $11.0 million (compared to $44.8 million in fiscal 2001).

Financing Activities:    During the year ended December 31, 2002, we used $142.6 million in financing activities, which consisted primarily of $143.2 million used to repurchase our 4½% Convertible Notes due 2005, partially offset by proceeds from the exercise of stock options and purchases of shares in our employee stock purchase plan of $0.6 million. This compares to $102.1 million used in financing activities during fiscal 2001.

Effect of Exchange Rates and Inflation:    Exchange rates and inflation have not had a significant impact on our operations or cash flows.

In addition to the use of $219.7 million of cash and cash equivalents during the year ended December 31, 2002, we also used $11.0 million of matured short and long-term investments. Thus, the total use of cash, cash equivalents, short and long term investments during the year ended December 31, 2002 was $230.7 million. We expect to continue to use our existing cash and investments to fund our operations, investing and financing activities during fiscal 2003. We expect our use of cash and cash equivalents to decrease during 2003 compared to 2002 as we expect a reduced loss from operations as a result of our announced restructuring plans.

Cash, Cash Equivalents and Investments

We have financed our operations and have met our capital requirements since incorporation in 1988 primarily through private and public issuances of equity securities, convertible notes, bank borrowings and cash generated from operations. Our principal sources of liquidity as of December 31, 2002 consisted of $150.5 million in cash and cash equivalents, $33.1 million in short-term investments and $21.8 million in long-term investments in marketable securities for a total cash and investment balance of $205.5 million. Cash equivalents are instruments with maturities of less than 90 days, short-term investments have maturities of greater than 90 days but less than one year and long-term investments have maturities of greater than one year. Our cash equivalents and investments consist of U.S. Treasury Bills, corporate debt, taxable municipal securities, money market instruments, overnight repurchase investments and commercial paper.

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

A summary of our significant future contractual obligations and their payments by fiscal year is summarized as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Interest on convertible notes	$13,908	$5,135	$8,773	$—	$—
Redemption of convertible notes	114,113	—	114,113	—	—
Bridge loan commitment	500	500	—	—	—
Operating lease commitments	50,456	5,172	9,336	7,680	28,268
Capital lease and other commitments (principal and interest)	1,087	394	487	206	—

	$180,064	$11,201	$132,709	$7,886	$28,268

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

On April 30, 2003 the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). This Statement is effective for contracts entered into or modified after June 30, 2003. We are currently evaluating the provisions of this statement, and have not determined the impact on our consolidated financial statements.

On May 15, 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement requires that an issuer classify financial instruments that are within its scope as a liability (or as an asset in some circumstances). Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We are currently evaluating the provisions of this statement, and have not determined the impact on our consolidated financial statements.

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

Our stock price is volatile.

The market for securities for communication semiconductor companies, including our company, has been highly volatile. The market sale price of our common stock has fluctuated between a low of $0.21 and a high of $74.69 during the period from June 19, 1995 to December 31, 2002. The closing price was $0.50 on March 12, 2003. It is likely that the price of our common stock will continue to fluctuate widely in the future. Factors affecting the trading price of our common stock include:

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

Delaware corporate law contains, and our certificate of incorporation and by-laws and shareholder rights plan contain, certain provisions that could have the effect of delaying, deferring or preventing a change in control of our company even if a change of control would be beneficial to our stockholders. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Certain of these provisions:

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

/s/    KPMG LLP

Stamford, Connecticut

January 16, 2003, except for note 17,

which is as of March 4, 2003

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2002	December 31, 2001(1)
ASSETS

Current assets:
Cash and cash equivalents	$150,548	$370,248
Short-term investments	33,099	39,344
Accounts receivable, net of allowances of $452 and $1,601, respectively	2,228	3,525
Inventories	4,658	8,227
Deferred income taxes	—	3,023
Prepaid expenses and other current assets	5,480	2,936

Total current assets	196,013	427,303
Long-term investments (marketable securities)	21,819	26,582
Property and equipment, net	17,219	18,946
Deferred income taxes	—	65,536
Goodwill	—	54,547
Patents, net of accumulated amortization	1,655	1,560
Investments in non-publicly traded companies	1,988	9,791
Deferred financing costs, net	2,193	8,092
Other assets	2,466	4,007

Total assets	$243,353	$616,364

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,044	$3,960
Accrued expenses and other current liabilities	8,992	9,149
Accrued compensation and benefits	1,961	2,717
Accrued sales returns, allowances and stock rotation	1,479	2,300
Accrued interest	1,546	4,120
Deferred revenue	—	51
Restructuring liabilities	1,708	2,999

Total current liabilities	17,730	25,296
Restructuring liabilities—long term	25,849	26,925
4½% Convertible Notes due 2005	114,113	314,050

Total liabilities	157,692	366,271

Commitments and Contingencies
Stockholders’ equity:
Common stock $.001 par value; authorized 300,000,000 shares; issued and outstanding, 90,131,672 shares at December 31, 2002 and 90,932,469 shares at December 31, 2001	90	91
Additional paid-in capital	290,007	293,902
Accumulated other comprehensive income (loss)	174	(303)
Accumulated deficit	(204,610)	(39,386)
Less 1,010,000 shares of common stock in treasury, at cost	—	(4,211)

Total stockholders’ equity	85,661	250,093

Total liabilities and stockholders’ equity	$243,353	$616,364

(1)	The 2001 figures have been adjusted for the effect of the change in the investment in OptiX Networks, Inc. from the cost to the equity method of accounting.

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

On April 30, 2003 the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). This Statement is effective for contracts entered into or modified after June 30, 2003. The Company is currently evaluating the provisions of this statement, and has not determined the impact on the Company’s consolidated financial statements.

On May 15, 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement requires that an issuer classify financial instruments that are within its scope as a liability (or as an asset in some circumstances). Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the provisions of this statement, and has not determined the impact on the Company’s consolidated financial statements.

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

As required by SFAS 142, the Company performed an initial impairment review of its goodwill balance as of January 1, 2002 upon the adoption of SFAS 142. Under SFAS 142, goodwill impairment is deemed to exist if the net asset value of a reporting unit exceeds its estimated fair value. This impairment analysis determined that as of January 1, 2002, there was no impairment to the carrying value of goodwill. At the time this analysis was performed, the daily average closing price of the Company’s common stock was $4.19 for the quarter ended December 31, 2001. The Company operates a single reporting unit; therefore no goodwill is allocated.

The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As a result of industry conditions, the Company determined that there were indicators of impairment to the carrying value of goodwill during the quarter ended September 30, 2002. At the time this analysis was performed, the daily average closing price of the Company’s common stock was $0.67 for the quarter ended September 30, 2002. Accordingly, the Company performed an impairment review of its goodwill in accordance with SFAS 142 and, as a result, recorded a goodwill impairment charge of $59.9 million during the quarter ended September 30, 2002 to reduce the carrying value of goodwill to zero. The amount of goodwill impairment primarily reflects the decline in the Company’s stock price during 2002 and related market capitalization.

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

The $2.0 million allocated to in-process research and development (IPR&D) was determined using established valuation techniques in the telecommunications and data communications industries. The value allocated to IPR&D was based upon the forecasted operating after-tax cash flows from the technology acquired, giving effect to the stage of completion at the acquisition date. Future cash flows were adjusted for the value contributed by any core technology and development efforts expected to be completed post acquisition. These forecasted cash flows were then discounted at rates commensurate with the risks involved in completing the acquired technologies, taking into consideration the characteristics and applications of each product, the inherent uncertainties in achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. A project’s risk is the highest at its inception. As the project progresses, the risk of a project generally decreases. As of the acquisition date, the IAD chip was still in its initial stages of development. After considering these factors, the risk-adjusted discount rate for the IAD chip product was determined to be 65%. The acquired technology that had not yet reached technological feasibility and no alternative future uses existed was expensed upon acquisition in accordance with SFAS No. 2, “Accounting for Research and Development Costs”.

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

Purchased In-Process Research and Development

The $22.0 million allocated to IPR&D was determined using established valuation techniques in our industry. The value allocated to IPR&D was based upon the forecasted operating after-tax cash flows from the technology acquired, giving effect to the stage of completion at the acquisition date. Future cash flows were adjusted for the value contributed by any core technology and development efforts expected to be completed post acquisition. These forecasted cash flows were then discounted at rates commensurate with the risks involved in completing the acquired technologies taking into consideration the characteristics and applications of each product, the inherent uncertainties in achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. After considering these factors, the risk adjusted discount rates for the Onex products were determined to be 30%. Acquired technology that had not yet reached technological feasibility and for which no alternative future uses existed was expensed upon acquisition. The in-process technology acquired from Onex consisted of two projects: switch processor (SP) and switch element (SE). These projects are further described as follows:

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

Marketable debt (i.e. corporate bonds) securities had scheduled maturities of less than three years as of December 31, 2002 and 2001, respectively. In addition to the marketable securities noted above, the Company also held $16.2 million and $19.4 million in non-investment cash accounts as of December 31, 2002 and 2001, respectively (recorded as cash and cash equivalents on the consolidated balance sheets). The total cash and marketable investment security balances were $205.4 million and $436.2 million as of December 31, 2002 and 2001, respectively.

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

A summary of the restructuring liabilities and the activity from December 31, 2001 through December 31, 2002 is as follows:

	Fiscal 2002 Activity
	Restructuring Liabilities December 31, 2001	Restructuring Charges Incurred with the July 15, 2002 Restructuring Plan	Cash Payments January 1, 2002 – December 31, 2002	Non-cash asset write- offs	Adjustments and Changes to Estimates(1)	Restructuring Liabilities December 31, 2002
Employee termination benefits	$1,304	$2,087	$(3,149)	$—	$(242)	$—
Facility lease costs	28,620	3,061	(2,709)	—	(1,415)	27,557
Asset impairments	—	384	—	(384)	—	—

Totals	$29,924	$5,532	$(5,858)	$(384)	$(1,657)	$27,557

(1)	All cash payments for employee termination benefits related to the fiscal 2001 and 2002 restructuring plans have been paid. During fiscal 2002, the Company sublet a portion of its unused excess facilities. As a result, the Company recognized income (restructuring benefit) of approximately $1.6 million with a corresponding reduction to the restructuring liability. This benefit and the related liability was partially off-set by commissions paid to rent these facilities.

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

August 12, 2003

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

Name and Signature	Title(s)	Date

/s/ DR. SANTANU DAS Dr. Santanu Das	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	August 12, 2003

/s/ PETER J. TALLIAN Mr. Peter J. Tallian	Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	August 12, 2003

/s/ ALFRED F. BOSCHULTE Mr. Alfred F. Boschulte	Director	August 12, 2003

/s/ GERALD F. MONTRY Mr. Gerald F. Montry	Director	August 12, 2003

/s/ JAMES M. PAGOS Mr. James M. Pagos	Director	August 12, 2003

/s/ ALBERT E. PALADINO Dr. Albert E. Paladino	Director	August 12, 2003

/s/ ERIK H. VAN DER KAAY Mr. Erik H. van der Kaay	Director	August 12, 2003

/s/ HAGEN HULTZSCH Dr. Hagen Hultzsch	Director	August 12, 2003

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

Dated:  August 12, 2003

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

Dated:  August 12, 2003