Form 10-Q/A
period 2003-03-31
TRANSWITCH CORP /DE
filed 2003-08-12
CIK 944739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A of TranSwitch Corporation (Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003) amends disclosure in Part I, Item 1 – Financial Statements and Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 6 – Exhibits and Reports on Form 8-K of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 000-25996).

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

Total gross profit for the three months ended March 31, 2003 decreased by $0.3 million, or 9%, from the comparable three months of the prior year. The decrease in gross profit dollars for the three months ended March 31, 2003 is the result of lower total net revenues and volumes of product shipments. During the three months ended March 31, 2003, a large percentage of our shipments were comprised of our ASPEN D product, which yields a higher profit margin than the ASPEN C product that was being shipped during the same period in 2002. Gross profit percentage (excluding excess inventory charges and benefits) for the three months ended March 31, 2003 was 53%, compared to 46% for the three months ended March 31, 2002. This increase is due to the change in the product mix over the prior year.

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

Restructuring charge and asset impairments

In January 2003, we announced a restructuring plan in order to lower our operating expense run-rate due to current and anticipated business conditions. This plan resulted in a work-force reduction of approximately 25% of existing personnel. Also, we announced that we are closing our South Brunswick, NJ (SOSi) design center, and reducing our staff in Boston, MA and Shelton, CT. This workforce reduction will also impact our Switzerland and Belgium locations. In addition, we have postponed the completion of the IAD product line and archived the related intellectual property until the market returns, if ever. During the three months ended March 31, 2003, we incurred approximately $3.4 million in restructuring expenses related to employee termination benefits and $0.2 million related to excess facility costs. In addition, we recorded a charge for fixed assets that were impaired with a net book value totaling $0.3 and a patent on our IAD product line with a net book value of $0.2 million. This resulted in a total restructuring and asset impairment charge for the three months ended March 31, 2003 totaling $4.1 million. This restructuring charge was partially off-set by a benefit of $0.3 million realized as we were able to sub-lease portions of our excess facilities. We do not anticipate any significant additional charges related to employee termination benefits. We estimate that there will be additional charges of approximately $0.2 million recorded during the quarter ended June 30, 2002 associated with exiting a portion of its Bedford, MA facility during the quarter associated with this plan. We also estimate that future operating expense savings related to this plan to be approximately $8.3 million of personnel costs and $0.3 million of facility costs for a total annual savings of approximately $8.6 million.

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

The decrease in prepaid and other assets is due to the amortization of prepaid insurance premiums (our significant policies are renewed on an annual basis in June). In addition, we cancelled our split dollar life insurance program and received back the cash value of our policies which had previously been recorded as other assets. The decrease in accrued expenses is due to the payment of accrued interest on our convertible notes during the quarter as well as timing of payments related to general operations during the 2003 first quarter.

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

Of the non-cash adjustments, depreciation and amortization is indicative of our current quarterly depreciation and amortization expenses.

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

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit 18	Letter from KPMG LLP regarding the preferability of the Company’s change in accounting method.

Exhibit 99.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 99.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

The Company furnished with the Securities and Exchange Commission on April 16, 2003, a Current Report on Form 8-K for the April 16, 2003 event reporting the public dissemination of a press release announcing the first quarter of fiscal 2003 financial results. The Company furnished forward-looking statements relating to the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSWITCH CORPORATION

(Registrant)

August 12, 2003	/s/ Dr. Santanu Das
Date	Dr. Santanu Das Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

August 12, 2003	/s/ Peter J. Tallian
Date	Peter J. Tallian Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATIONS

I, Dr. Santanu Das, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TranSwitch Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

•	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

•	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

•	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

•	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: August 12, 2003		/s/ Dr. Santanu Das
	By:	Dr. Santanu Das Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

I, Peter J. Tallian, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TranSwitch Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

•	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

•	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

•	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

•	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: August 12, 2003		/s/ Peter J. Tallian
	By:	Peter J. Tallian Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit 18	Letter from KPMG LLP regarding the preferability of the Company’s change in accounting method.

Exhibit 99.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 99.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	TranSwitch has the manually signed original certificate and will provide it to the Securities and Exchange Commission upon request.