Form 10-Q
period 2003-06-30
TRANSWITCH CORP /DE
filed 2003-08-12
CIK 944739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2003

or

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

Common Stock, par value $.001 per share, outstanding at August 4, 2003; 90,278,425

Series A Junior Participating Preferred Stock Purchase Rights

4½% Convertible Notes due 2005 outstanding at August 4, 2003; $114,113,000

TranSwitch Corporation And Subsidiaries

FORM 10-Q

For the Quarterly Period Ended June 30, 2003

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2003 (unaudited)	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$143,449	$150,548
Short-term investments	18,476	33,099
Accounts receivable, net	3,122	2,228
Inventories	2,977	4,658
Prepaid expenses and other current assets	4,504	5,480

Total current assets	172,528	196,013
Long-term marketable securities	17,360	21,819
Property and equipment, net	12,010	17,219
Patents, net of accumulated amortization	1,320	1,655
Investments in non-publicly traded companies	1,349	1,988
Deferred financing costs, net	3,021	2,193
Other assets	1,110	2,466

Total assets	$208,698	$243,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,503	$2,044
Accrued expenses and other current liabilities	5,991	8,992
Accrued compensation and benefits	1,501	1,961
Accrued sales returns, allowances and stock rotation	1,470	1,479
Accrued interest	1,546	1,546
Restructuring liabilities	1,553	1,708

Total current liabilities	13,564	17,730
Restructuring liabilities—long term	25,087	25,849
4½% Convertible Notes due 2005	114,113	114,113

Total liabilities	152,764	157,692

Stockholders’ equity:
Common stock $.001 par value; authorized 300,000,000 shares; issued and outstanding, 90,205,881 shares at June 30, 2003 and 90,131,672 shares at December 31, 2002	90	90
Additional paid-in capital	290,025	290,007
Accumulated other comprehensive income	430	174
Accumulated deficit	(234,611)	(204,610)

Total stockholders’ equity	55,934	85,661

Total liabilities and stockholders’ equity	$208,698	$243,353

See accompanying notes to unaudited consolidated financial statements

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002(1)	2003	2002(1)
Net revenues:
Product revenues	$6,516	$4,266	$10,447	$8,795
Service revenues	91	223	258	556

Total net revenues	6,607	4,489	10,705	9,351
Cost of revenues:
Cost of product revenues	1,759	961	2,997	2,545
Provision for excess inventories	1,498	—	1,498	—
Cost of service revenues	13	612	115	846

Total cost of revenues	3,270	1,573	4,610	3,391

Gross profit	3,337	2,916	6,095	5,960
Operating expenses:
Research and development	10,468	13,189	20,698	26,515
Marketing and sales	2,710	2,941	5,392	6,677
General and administrative	1,248	1,874	2,720	4,196
Restructuring charge (benefit) and asset impairments	138	(1,480)	3,925	(1,480)
Purchased in-process research and development	—	—	—	2,000

Total operating expenses	14,564	16,524	32,735	37,908

Operating loss	(11,227)	(13,608)	(26,640)	(31,948)
Other (expense) income:
Impairment of investments in non-publicly traded companies	—	—	(50)	—
Equity in net losses of affiliates	(471)	(532)	(786)	(1,115)
Gain from repurchase of 4½% Convertible Notes due 2005	—	—	—	51,976
Interest (expense) income:
Interest income	738	1,569	1,585	3,911
Interest expense	(1,486)	(1,593)	(3,038)	(5,406)

Interest expense, net	(748)	(24)	(1,453)	(1,495)

Total other (expense) income	(1,219)	(556)	(2,289)	49,366

(Loss) income before income taxes, extraordinary loss and cumulative effect of change in accounting principle	(12,446)	(14,164)	(28,929)	17,418
Income tax expense (benefit)	115	(5,182)	184	7,765

(Loss) income before extraordinary loss and cumulative effect of change in accounting principle	(12,561)	(8,982)	(29,113)	9,653
Extraordinary loss upon consolidation of TeraOp (USA), Inc.	—	—	(83)	—
Cumulative effect on prior years of retroactive application of new depreciation method	—	—	(805)	—

Net (loss) income	$(12,561)	$(8,982)	$(30,001)	$9,653

Basic and diluted (loss) income per common share:
(Loss) income before extraordinary loss and cumulative effect of change in accounting principle	$(0.14)	$(0.10)	$(0.32)	$0.11
Extraordinary loss upon consolidation of TeraOp (USA), Inc.	—	—	—	—
Cumulative effect on prior years of retroactive application of new depreciation method	—	—	(0.01)	—

Net (loss) income	$(0.14)	$(0.10)	$(0.33)	$0.11

Basic average shares outstanding	90,167	90,038	90,166	89,992
Diluted average shares outstanding	90,167	90,038	90,166	90,535

(1)	The 2002 figures have been adjusted for the effect of the change in the investment in OptiX Networks, Inc. from the cost to the equity method of accounting, which occurred in the quarter ended September 30, 2002. Also, the gain on debt extinguishment, previously classified as extraordinary, has been reclassified to continuing operations in accordance with SFAS No. 145.

See accompanying notes to unaudited consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2003	2002(1)
Cash flows from operating activities:
Net (loss) income	$(30,001)	$9,653
Adjustments required to reconcile net (loss) income to cash flows used in operating activities, net of effects of acquisitions:
Depreciation and amortization	6,119	6,893
Provision for excess inventories	1,498	—
Deferred income taxes	—	7,587
Tax benefit from exercise of employee stock options	—	27
Benefit for doubtful accounts	(8)	(980)
Cumulative effect on prior years of retroactive application of new depreciation method	805	—
Extraordinary loss upon consolidation of TeraOp (USA), Inc.	83	—
Non-cash restructuring charge (benefit) and asset impairment	386	(1,480)
Equity in net losses of affiliates	786	1,115
Impairment of investments in non-publicly traded companies	50	—
Purchased in-process research and development	—	2,000
Gain from repurchase of 4½% Convertible Notes due 2005	—	(51,976)
Other non-cash items	—	(156)
(Increase) decrease in operating assets:
Accounts receivable	(886)	1,707
Inventories	183	(2)
Prepaid expenses and other assets	175	(3,311)
Decrease in operating liabilities:
Accounts payable	(698)	(2,950)
Accrued expenses and other current liabilities	(2,950)	(4,302)
Restructuring liabilities	(760)	(2,442)

Net cash used in operating activities	(25,218)	(38,617)

Cash flows from investing activities:
Purchase of product licenses	—	(2,000)
Capital expenditures	(873)	(5,826)
Investments in non-publicly traded companies	(1,334)	(512)
Cash received from liquidation of limited partnership investment	886	—
Acquisition of businesses, net of cash acquired	—	(5,789)
Cash acquired upon consolidation of TeraOp (USA), Inc.	17	—
Purchases of short and long term held-to-maturity investments	(24,719)	(26,315)
Proceeds from maturities of short and long term investments	43,801	36,141

Net cash provided by (used in) investing activities	17,778	(4,301)

Cash flows from financing activities:
Repurchase of 4½% Convertible Notes due 2005	—	(143,156)
Issuance of common stock under employee stock plans	85	574

Net cash provided by (used in) financing activities	85	(142,582)

Effect of exchange rate changes on cash and cash equivalents	256	237

Decrease in cash and cash equivalents	(7,099)	(185,263)
Cash and cash equivalents at beginning of period	150,548	370,248

Cash and cash equivalents at end of period	$143,449	$184,985

(1)	The 2002 figures have been adjusted for the effect of the change in the investment in OptiX Networks, Inc. from the cost to the equity method of accounting, which occurred in the quarter ended September 30, 2002.

See accompanying notes to unaudited consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Tabular dollars in thousands, except per share amounts)

Note 1.    Summary of Significant Accounting Policies

Description of Business

TranSwitch Corporation (TranSwitch or the Company) was incorporated in Delaware on April 26, 1988, and is headquartered in Shelton, Connecticut. The Company and its subsidiaries (collectively, “TranSwitch” or the “Company”) design, develop, market and support highly integrated digital and mixed-signal semiconductor devices for the telecommunications and data communications industries.

Basis of Presentation—Interim Financial Statements

The unaudited interim consolidated financial statements include the accounts of TranSwitch Corporation and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited interim consolidated financial statements of TranSwitch have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The unaudited interim consolidated financial statements are prepared on a consistent basis with, and should be read in conjunction with, the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2002, contained in the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on August 8, 2003.

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation for such periods. The results of operations for any interim period are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2003.

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standard (SFAS), SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and the Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock-Based Compensation, an interpretation of APB Opinion No. 25” (FIN 44) and related interpretations. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations. Expense associated with stock-based compensation is amortized over the vesting period of each individual award. The following table illustrates the effect on net (loss) income and (loss) income per common share as if the Black-Scholes fair value method described in SFAS 123 had been applied to the Company’s stock purchase and stock option plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net (loss) income:
As reported	$(12,561)	$(8,982)	$(30,001)	$9,653
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(9,816)	(12,802)	(20,196)	(26,228)

Pro forma loss	$(22,377)	$(21,784)	$(50,197)	$(16,575)
Basic (loss) income per common share:
As reported	$(0.14)	$(0.10)	$(0.33)	$0.11
Pro forma	$(0.25)	$(0.24)	$(0.56)	$(0.18)
Diluted (loss) income per common share:
As reported	$(0.14)	$(0.10)	$(0.33)	$0.11
Pro forma	$(0.25)	$(0.24)	$(0.56)	$(0.18)

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements–Continued

(Tabular dollars in thousands, except per share amounts)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	June 30,
	2003	2002
Risk-free interest rate	2.46	4.19
Expected life in years	1.52	2.11
Expected volatility	100.03%	97.8%
Expected dividend yield	—	—

Restatements

As disclosed in the Company’s Annual Report on Form 10-K, as amended, the Company restated prior period results to reflect the change from the cost to the equity method of accounting for its investment in OptiX Networks, Inc. (OptiX) as the Company, during fiscal 2002, obtained the ability to significantly influence the operating and financial policies of OptiX through its investments in convertible preferred stock and a bridge loan.

In addition, the Company adopted SFAS 145 effective January 1, 2003 and, accordingly, reclassified the gain on the early extinguishment of its debt, which included the related transaction fees, deferred financing fees and income taxes, which was previously recorded in the consolidated statement of operations as an extraordinary item to other (expense) income and income tax expense, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145). As it applies to the Company, SFAS 145 requires that certain gains and losses on extinguishments of debt be classified as income or loss from continuing operations, rather than as extraordinary items, as previously required under SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (SFAS 4). The Company adopted SFAS 145 effective January 1, 2003 and, accordingly, reclassified the gain on the early extinguishment of its debt which included the related transaction fees, deferred financing fees and income taxes, which was previously recorded in the consolidated statement of operations as an extraordinary item to other (expense) income and income tax expense (benefit), respectively.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148). SFAS 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation,” (SFAS 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The Company has complied with the disclosure requirements of SFAS 148 in the “Stock Based Compensation” paragraph above.

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements–Continued

(Tabular dollars in thousands, except per share amounts)

In January 2003, FIN No. 46, “Consolidation of Variable Interest Entities” (FIN 46) was issued. The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests in variable interest entities created after January 31, 2003. The guidelines of the interpretation will become applicable for the Company in its third quarter 2003 unaudited interim consolidated financial statements for variable interest entities created before February 1, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. The Company applied the provisions of FIN 46 as of February 1, 2003, for its investment in TeraOp (USA), Inc. (TeraOp), which resulted in the Company consolidating the results of TeraOp (USA), Inc. Refer also to Note 6—Investments in Non-Publicly Traded Companies for further details.

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). SFAS 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company is currently evaluating the provisions of SFAS 149, and has not determined the impact on the Company’s consolidated financial statements.

On May 15, 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 requires that an issuer classify financial instruments that are within its scope as a liability (or as an asset in some circumstances). Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the provisions of this statement, and has not determined the impact on the Company’s consolidated financial statements.

Note 2.    Inventories

The components of inventories at June 30, 2003 and December 31, 2002 are as follows:

	June 30, 2003	December 31, 2002
Raw material	$363	$906
Work-in-process	1,163	2,307
Finished goods	1,451	1,445

Total inventories	$2,977	$4,658

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements–Continued

(Tabular dollars in thousands, except per share amounts)

As a result of current and anticipated business conditions, as well as lower than anticipated demand, the Company recorded provisions for excess inventories totaling approximately $1.5 million during the three months ended June 30, 2003, and $4.8 million and $39.2 million during the years ended December 31, 2002 and 2001, respectively. The effect of these inventory provisions was to write this excess inventory down to a new cost basis of zero. During fiscal 2003 and 2002, the Company has sold certain products that had previously been written down to a cost basis of zero. The following tables present the impact to gross profit from the sale of this previously written down inventory for the three and six months ended June 30, 2003 and 2002, respectively:

	Three months ended June 30, 2003		Three months ended June 30, 2002
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %
Gross profit—as reported	$3,337	50%	$2,916	65%
Excess inventory benefit(1)	(1,704)	(26%)	(743)	(17%)
Excess inventory charge(2)	1,498	23%	—	—

Gross profit—as adjusted	$3,131	47%	$2,173	48%

	Six months ended June 30, 2003		Six months ended June 30, 2002
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %
Gross profit—as reported	$6,095	57%	$5,960	64%
Excess inventory benefit(1)	(2,297)	(22%)	(1,553)	(17%)
Excess inventory charge(2)	1,498	14%	—	—

Gross profit—as adjusted	$5,296	49%	$4,407	47%

(1)	The Company realized an excess inventory benefit from the sale of products that had previously been written down to a cost basis of zero. For the purposes of comparing the change in gross profit on net revenues, the Company is excluding this benefit and calculating gross profit on these product revenues as if they had been sold at their approximate historical average costs.
(2)	The Company recorded an excess and obsolete inventory charge totaling $1.5 million during the three months ended June 30, 2003. There was no such inventory charge during the comparable three and six month periods of 2002.

Note 3.    Comprehensive (Loss) Income

The components of comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net (loss) income	$(12,561)	$(8,982)	$(30,001)	$9,653
Foreign currency translation adjustment	79	312	256	237

Total comprehensive (loss) income	$(12,482)	$(8,670)	$(29,745)	$9,890

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements–Continued

(Tabular dollars in thousands, except per share amounts)

Note 4.    (Loss) Income Per Common Share

Basic and diluted (loss) income per common share for the three and six month periods ended June 30, 2003 and 2002 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net (loss) income	$(12,561)	$(8,982)	$(30,001)	$9,653

Basic weighted average shares outstanding for the period (in thousands)	90,167	90,038	90,166	89,992
Stock options, net of assumed treasury shares repurchased (in thousands)	—	—	—	543

Diluted weighted average shares outstanding for the period (in thousands)	90,167	90,038	90,166	90,535

Basic (loss) income per common share	$(0.14)	$(0.10)	$(0.33)	$0.11

Diluted(1)(2) (loss) income per common share	$(0.14)	$(0.10)	$(0.33)	$0.11

(1)	For the purposes of calculating the diluted (loss) income per common share, the assumed exercise of “in-the-money” stock options of approximately 429,000 and 173,000 shares for the three and six months ended June 30, 2003, respectively, has been excluded because its effect is anti-dilutive. For the purposes of calculating the diluted (loss) income per common share for the three months ended June 30, 2002, the assumed exercise of “in-the-money” stock options of approximately 142,000 shares has been excluded because its effect is anti-dilutive. For the purposes of calculating the diluted (loss) income per common share for the six months ended June 30, 2002, the assumed exercise of “in-the-money” stock options of approximately 543,000 shares has been included because its effect is dilutive.
(2)	For purposes of calculating the diluted (loss) income per common share for the three and six month periods ended June 30, 2003 and 2002, the assumed conversion of the 4½% Convertible Notes due 2005 is not taken into consideration as its effect is anti-dilutive.

Note 5.    Restructuring Liabilities

In January 2003, the Company announced a restructuring plan in order to lower its operating expense run-rate due to current and anticipated business conditions. This plan resulted in a work-force reduction of approximately 25% of existing personnel. Also, the Company announced that it is closing its South Brunswick, NJ (formerly known as Systems On Silicon, Inc. and referred to as SOSi) design center and is reducing its staff in Boston, MA, and Shelton, CT. This workforce reduction also impacted the Company’s Switzerland and Belgium locations. In addition, the Company has postponed the completion of the Integrated Access Device (IAD) product line and archived the related intellectual property until that market returns, if ever. During the six months ended June 30, 2003, the Company incurred approximately $3.4 million in restructuring expenses related to employee termination benefits and $0.5 million related to excess facility costs. In addition, the Company determined that fixed assets with a net book value totaling $0.3 million and a patent on its IAD product line with a net book value of $0.2 million were impaired. This resulted in a total restructuring and asset impairment charge for the six months ended June 30, 2003 totaling $4.4 million. This restructuring charge was offset by a restructuring benefit of $0.4 million as the Company was able to sub-lease portions of its excess facilities and by adjustments to original estimates of severance costs related to previously announced restructuring programs.

The Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146) as of January 1, 2003. The effect of SFAS 146 is to spread out the reporting of expenses related to restructurings initiated after 2002 because commitment to a plan to exit an activity or dispose of long-lived assets is no longer sufficient to record a liability for the anticipated costs. The Company is now required to record exit and disposal costs when they are “incurred” and can be measured at fair value. The recorded liability will be adjusted in future periods for changes in estimated cash flows. As such, the future excess facility costs incurred in fiscal 2003 have been recorded net of future anticipated lease income (although there are no firm commitments) and discounted to their current present net value resulting in a liability of $0.1 million. This liability will be adjusted quarterly based upon actual cash flows and changes to estimates. Quarterly adjustments to this liability will be recorded as restructuring expenses on the consolidated statement of operations. The liability related to employee termination benefits is short-term in nature and is recorded at its fair value.

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

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements–Continued

(Tabular dollars in thousands, except per share amounts)

A summary of the restructuring liabilities and the activity from December 31, 2002 through June 30, 2003 is as follows:

		Fiscal 2003 Activity
	Restructuring Liabilities December 31, 2002(1)	Restructuring Charges Incurred with the January 15, 2003 Restructuring Plan	Cash Payments January 1, 2003 – June 30, 2003(2)	Non- cash Asset write- offs(3)	Adjustments and Changes to Estimates(4)	Restructuring Liabilities June 30, 2003
Employee termination benefits	$—	$3,428	$(3,077)	$(77)	$(258)	$16
Facility lease costs	27,557	467	(1,272)	—	(128)	26,624
Asset impairments	—	466	—	(466)	—	—

Totals	$27,557	$4,361	$(4,349)	$(543)	$(386)	$26,640

(1)	All cash payments for employee termination benefits related to the fiscal 2001 and 2002 restructuring plans have been paid.
(2)	Cash payments made for facility lease costs are presented net of sub-lease payments received from tenants who are renting the Company’s excess facilities.
(3)	Non-cash asset write-offs included certain employee receivables, fixed assets and a patent for the IAD product line.
(4)	During the six months ended June 30, 2003, the Company sublet a portion of its unused excess facilities. As a result, the Company recognized income (restructuring benefit) of approximately $0.3 million with a corresponding reduction to the restructuring liability. This benefit and the impact on the related liability were reduced by commissions paid to rent these facilities.

At June 30, 2003, the Company has classified approximately $25.1 million of this restructuring liability as long-term, representing net lease commitments that are not due in the succeeding twelve-month period.

Note 6.    Investments in Non-Publicly Traded Companies

Equity Method Investments

The Company’s venture capital limited partnership investments in GTV Capital, L.P. and Neurone Ventures II, L.P. are accounted for under the equity method of accounting. The Company also accounts for its investment in OptiX Networks, Inc. under the equity method of accounting. Under the equity method of accounting, the Company’s pro-rata share of the net income or loss from the investee companies is recorded in the consolidated statements of operations and, accordingly, the carrying value of the investment is adjusted on the consolidated balance sheets. In February 2003, the Company terminated its limited partnership agreement with GTV Capital, L.P. and was paid the remaining balance of its investment totaling approximately $0.9 million.

Variable Interest Entities

In January 2003, FIN No. 46, “Consolidation of Variable Interest Entities” (FIN 46) was issued. The interpretation provides guidance on consolidating variable interest entities and applies to all variable interests in variable interest entities created after January 31, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. The Company applied the provisions of FIN 46 as of February 1, 2003 to its investment in TeraOp, which resulted in the Company consolidating the results of TeraOp.

During the first quarter 2003, the Company loaned TeraOp $0.5 million under a new convertible loan agreement, which provides the Company with additional contractual rights over existing debt or equity investors. In addition, the Company also is in a position, as a result of the loan, to negotiate a more favorable conversion price of its interest in TeraOp and has the ability to control the operations of TeraOp. None of the existing debt or equity investors, other than the Company, expects to, or is obligated to, absorb any additional losses from their investment given that the equity in TeraOp is negative as of January 31, 2003. As a result, the convertible loan has been determined to be a variable interest and TeraOp is considered a variable interest entity, as defined by FIN 46. The Company has calculated the effect of the initial measurement as of January 31, 2003. As a result of this measurement and consolidation of TeraOp, the Company recognized an extraordinary loss of approximately $0.1 million as the fair value of TeraOp’s liabilities exceeded those of its assets by this amount. All significant intercompany balances, including the Company’s investments in TeraOp, have been eliminated upon consolidation. In the second quarter of 2003, the Company provided additional financing to TeraOp and continues to consolidate its results.

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements–Continued

(Tabular dollars in thousands, except per share amounts)

Cost Method Investments

The Company has purchased shares of convertible preferred stock in Accordion Networks, Inc. (Accordion) and Intellectual Capital for Integrated Circuits, Inc. (IC4IC). The Company has also loaned Opulan Technologies (Opulan) approximately $0.1 million under a convertible bridge financing agreement. The Company’s direct and indirect voting interest (which include certain board members and employees) is less than 20% of the total ownership of each of these companies as of June 30, 2003, and the Company does not exercise significant influence over the management of these companies as defined by APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock,” and other relevant literature. The Company accounts for these investments at cost and monitors the carrying value of these investments for impairment.

In February 2003, the Company made a convertible bridge loan investment in IC4IC totaling $0.05 million. In March 2003, this investment was impaired, as IC4IC was not able to raise sufficient equity or debt to fund its operations. During early April 2003, IC4IC’s Board of Directors made the decision to discontinue its operations.

Summary of Investments in Non-Publicly Traded Companies

The following table summarizes the Company’s investments and changes to investment values as of December 31, 2002 and for the six months ended June 30, 2003:

		Fiscal 2003 Activity
	Investment Balance December 31, 2002	Investments(1)	Elimination on Consolidation(2)	Equity Losses(3)	Liability for Losses in Excess of Advances(4)	Return of Capital(5)	Impairments	Investment Balance June 30, 2003
Investee company:
GTV	$1,016	$—	$—	$(130)	$—	$(886)	$—	$—
Neurone Ventures II, L.P.	102	45	—	(19)	—	—	—	128
OptiX	—	924	—	(637)	(287)	—	—	—
TeraOp	—	750	(750)	—	—	—	—	—
Accordion	870	270	—	—	—	—	—	1,140
Opulan Technologies	—	81	—	—	—	—	—	81
IC4IC	—	50	—	—	—	—	(50)	—

Total investments	$1,988	$2,120	$(750)	$(786)	$(287)	$(886)	$(50)	$1,349

(1)	Represents cash payments made to the investee company for either convertible preferred stock or for bridge loans convertible to convertible preferred stock.
(2)	During the period ended March 31, 2003, the Company began consolidating the results and balances of TeraOp in its consolidated financial statements in accordance with FIN 46 as TeraOp has been determined to be a variable interest entity.
(3)	Reflects the Company’s pro-rata share of losses in the investee company. These are recorded as other (expense) income on the consolidated statement of operations.
(4)	Represents a reduction in the liability for equity losses established as of December 31, 2002 for losses incurred to date in excess of our advances under the bridge loan investment.
(5)	The Company liquidated its interest in GTV Capital, Inc. during the three months ended March 31, 2003 and received approximately $0.9 million in cash from this investment, representing a return of its capital.

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements–Continued

(Tabular dollars in thousands, except per share amounts)

Note 7.    Property and Equipment, Net

The components of property and equipment, net at June 30, 2003 and December 31, 2002 are as follows:

	Estimated Useful Lives	June 30, 2003	December 31, 2002
Purchased computer software	3 years	$16,879	$19,000
Computers and equipment	3-7 years	10,656	13,639
Furniture	3-7 years	2,492	2,847
Leasehold improvements	Lease term*	1,001	1,634
Construction in-progress (software and equipment)		313	756

Gross property and equipment		31,341	37,876
Less accumulated depreciation and amortization		(19,331)	(20,657)

Property and equipment, net		$12,010	$17,219

*	Shorter of estimated useful life or lease term.

Depreciation expense was $1.9 million and $2.3 million for the three months ended June 30, 2003 and 2002, respectively. Depreciation expense was $4.4 million and $4.5 million for the six months ended June 30, 2003 and 2002, respectively.

Effective January 1, 2003, the Company changed the method of depreciating property and equipment to the straight-line method. Depreciation of property and equipment in prior years was computed using the half-year convention method. The Company evaluated the use and related consumption of all classes of acquired property and equipment and determined that many assets are used and consumed on a consistent level over their estimated economic lives. Under the half-year convention method, property and equipment placed in service during the first year of acquisition was subject to six months of depreciation expense regardless of when the asset was acquired, placed in service and consumed. The Company believes that the straight-line method results in a better approximation of the underlying consumption of the asset over its estimated useful life and provides a better matching of revenues and expenses. The effect of the change in depreciation method as of January 1, 2003 was applied retroactively to property and equipment acquisitions of prior years. The cumulative effect of the change with respect to the retroactive application of the straight-line method is an approximately $0.8 million charge (or $0.01 loss per diluted common share) and has been recorded as such on the consolidated statement of operations. This charge has not been presented net of an income tax benefit as the Company continues to maintain a full valuation allowance against its net deferred tax assets. Pro forma amounts have not been presented because the effects of this change in accounting principle were not material to the consolidated financial statements.

Note 8.    Stockholders’ Equity

Nasdaq Listing Requirements

Nasdaq notified the Company on June 10, 2003 that it had regained compliance with all listing requirements on the Nasdaq SmallCap Market. On July 9, 2003, the Company applied for, and was granted, transfer of its common stock listing to the Nasdaq National Market. TranSwitch’s common stock resumed trading on the Nasdaq National Market on July 10, 2003.

Note 9.    4½% Convertible Notes due 2005

The Company announced on May 16, 2003 that it has filed registration statements with the Securities and Exchange Commission relating to a proposed exchange offer involving holders of its currently outstanding 4½% Convertible Notes due 2005 (the Existing Notes). In the proposed exchange offer, TranSwitch would offer up to $85,584,000 aggregate principal amount of its new 6% Convertible Plus Cash Notes(SM) due 2007 (the Plus Cash Notes) for up to all of the $114,113,000 aggregate principal amount of its currently outstanding Existing Notes. In addition, the Company expects to offer to the holders of its existing notes, the right to purchase for cash up to an additional $14,416,000 of the Plus Cash Notes. These registration statements have not yet become effective and this report is not an offer to exchange or sell securities or a solicitation of an offer to exchange or buy securities.

If consummated, the exchange offer and the new money offering will allow the Company to reduce its outstanding indebtedness.

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

Overview. This section provides a general description of our business and where investors can find additional information.

Critical accounting policies and use of estimates. This section discusses those accounting policies that are both considered important to our financial condition and operating results and require significant judgment and estimates on the part of management in their application.

Results of operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2003 and 2002, respectively. In addition, a brief description is provided of transactions and events that impact the comparability of the results being analyzed.

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

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports will be made available free of charge through the Investor Relations section of the Company’s Internet website (http://www.transwitch.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Material contained on our website is not incorporated by reference in this report. Our executive offices are located at Three Enterprise Drive, Shelton, CT 06484.

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

At the time of shipment, we record an expense (and related liability) against our gross product revenues for future price protection and sales allowances. This liability is established based on historical experience, contractually agreed to provisions and future shipment forecasts. We had established liabilities totaling $0.9 million and $1.0 million as of June 30, 2003 and December 31, 2002, respectively, for price protection and sales allowances related to shipments that were recorded as revenue during the preceding 12 months. Should our actual experience differ from our estimated liabilities, there could be adjustments (either favorable or unfavorable) to our net revenues, cost of revenues and gross profits.

We also record, at the time of shipment, an expense (and related liability) against our gross product revenues and an inventory asset against product cost of revenues, in order to establish a provision for the gross margin related to future returns under our distributor stock rotation program. Under our distributor stock rotation program, we have entered into sales agreements with certain distributors that provide for semi-annual inventory rotation. These agreements permit the distributors to rotate to us, on a semi-annual basis, a contractually agreed to percentage of their previous six-month inventory purchases (typically up to 10% or 25% depending on the agreement). In order for the rotation to occur: (i) the product returned must be free of defects or damage and in merchantable condition; (ii) a distributor must order a quantity of products, the value of which at least equals the value of the returned product shippable within the same quarter the returned product is accepted and received; iii) prior to returning any product, the distributor receives a return authorization from TranSwitch; and iv) all freight costs to return the product to TranSwitch are borne by the distributor. As of June 30, 2003, we had established a liability of $0.6 million and an inventory asset of $0.3 million for a stock rotation reserve, for future estimated returns totaling $0.3 million. This compares to a liability of $0.5 million and an inventory asset of $0.25 million for a stock rotation reserve, for future estimated returns totaling $0.25 million as of December 31, 2002. Should our actual experience differ from our estimated liabilities, there could be adjustments (either favorable or unfavorable) to our net revenues, cost of revenues and gross profits.

We warranty our products for up to one year from the date of shipment. A liability is recorded for estimated claims to be incurred under product warranties and is based primarily on historical experience. Estimated warranty expense is recorded as cost of product revenues when products are shipped. As of June 30, 2003 and December 31, 2002, we had a warranty liability established in the amounts of $0.2 million and $0.2 million, respectively, which is included in accrued expenses on the consolidated balance sheets. We had no material warranty claims during the period ended June 30, 2003. Should future warranty claims differ from our estimated current liability, there could be adjustments (either favorable or unfavorable) to our cost of revenues. Any adjustments to cost of revenues could also impact future gross profits.

Estimated Excess Inventories. We periodically review our inventory levels to determine if inventory is stated at the lower of cost or net realizable value. The telecommunications and data communications industries have experienced a significant downturn during the past few years and, as a result, we have had to evaluate our inventory position based on known backlog of orders, projected sales and marketing forecasts, shipment activity and inventory held at our significant distributors. During the quarter ended June 30, 2003, as a result of current and anticipated business conditions, as well as lower than anticipated demand, we recorded a charge for excess inventories of approximately $1.5 million. We also recorded excess inventory charges totaling $4.8 million in fiscal 2002 and $39.2 million in fiscal 2001. These charges are attributable to severe industry conditions whereby our Company and other telecommunication equipment providers experienced a significant decline in demand for our products and customer cancellations of orders. Based on our assessment, we concluded that there was no foreseeable demand for this excess inventory and, as a result, wrote down this excess inventory to a new cost basis of zero. Most of these products have not been disposed of and remain in inventory.

We recorded net product revenues of approximately $3.1 million and $3.2 million on shipments of excess inventory that had previously been written down to their estimated net realizable value of zero for the three months ended June 30, 2003 and 2002, respectively. This resulted in gross margins of approximately 100% on these product revenues. Had these products been sold at our historical average cost basis, a 44% and 53% gross margin would have been recorded on these product shipments for the three months ended June 30, 2003 and 2002, respectively. We currently do not anticipate that a significant amount of the excess inventories subject to the write-downs described above will be used in the future based upon our current demand forecast. Should actual future demand exceed the estimates that we used in writing down our excess inventories, we will recognize a favorable impact to cost of revenues and gross profits. Should demand fall below our current expectations, we may record additional inventory write-downs which will result in a negative impact to cost of revenues and gross profits.

Valuation of Deferred Tax Assets. Income taxes are accounted for under the asset and liability method. Deferred income tax assets or liabilities are recognized when differences exist between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases as well as operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Estimated Restructuring Reserves. During the six months ended June 30, 2003, we have recorded restructuring charges and asset impairments totaling $3.9 million related to employee termination benefits and costs to exit certain facilities, net of sub-lease benefits. We also recorded restructuring charges and asset impairments totaling $3.9 million and $32.5 million in the years ended December 31, 2002 and 2001, respectively. At June 30, 2003, the restructuring liabilities that remain total $26.6 million on our consolidated balance sheets, compared to $27.5 million as of December 31, 2002. The decrease of $0.9 million during the six months ended June 30, 2003 was related to cash payments for severance and lease costs on excess facilities and a non-cash reduction to the remaining restructuring liability as we entered into new sub-lease arrangements with a third party to rent a portion of our excess space, offset by the restructuring charges taken in the first and second quarters of fiscal 2003. Certain assumptions are used by management to derive this estimate, including future maintenance costs, price escalation and sublease income derived from these facilities. Should we negotiate additional sublease rental income agreements or reach a settlement with our lessors to be released from our existing obligations, we could realize a favorable benefit to our results of future operations. Should future lease, maintenance or other costs related to these facilities exceed our estimates, we could incur additional expenses in future periods.

Valuation of Investments in Non-Publicly Traded Companies. Since 1999, we have been making strategic debt and equity investments in non-publicly traded companies that develop technologies that are complementary to our product road map. We initially evaluate each investment to determine whether a variable interest has been created in a variable interest entity and whether we then should consolidate our investment according to the provisions of FIN 46. Depending on the facts and circumstances surrounding each investment, we make a determination as to the consolidation of the investment based on the specific requirements of FIN 46. If we conclude that consolidation of the investment is not appropriate, then we evaluate each investment based on our level of ownership and whether or not we have the ability to exercise significant influence over the investee company. As a result of this evaluation, we then account for these investments on either the cost or equity method. These investments are reviewed periodically for impairment. The appropriate reductions in carrying values are recorded when, and if, necessary. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, we carefully consider the investee’s cash position, projected cash flows (both short and long-term), financing needs, most recent valuation data, the current investing environment, management / ownership changes and competition. This evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. Based on our evaluations, we recorded impairment charges related to our investments in non-publicly traded companies of $0.05 million during the six months ended June 30, 2003 and $8.7 million during the year ended December 31, 2002. We used the modified equity method of accounting to determine the impairment loss for certain investments accounted for under the cost method. It was determined that no better current evidence of the value for our cost method investments existed and we believe that this gives us the best basis for our estimate given the negative cash flows of these companies. The modified equity method of accounting results in recording an impairment loss for a cost method investment equal to the investor’s proportionate share of the investee’s losses. The impairment loss approximates, from the inception of the investor’s investment, the proportionate reduction in the investor’s contributed capital as it is consumed to fund operating losses of the investee company.

The total investment in non-publicly traded companies was $1.3 and $2.0 million as of June 30, 2003 and December 31, 2002, respectively, on the consolidated balance sheets. During the three months ended March 31, 2003, the Company liquidated its limited partnership investment in GTV Capital, Inc. and received a cash payment of approximately $0.9 million, representing a return of capital. Refer also to Note 6—Investments in Non-Publicly Traded Companies in our consolidated financial statements for additional details.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited interim consolidated statements of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net revenues:
Product revenues	99%	95%	98%	94%
Service revenues	1%	5%	2%	6%

Total net revenues	100%	100%	100%	100%
Cost of revenues:
Product cost of revenues	27%	21%	28%	27%
Provision for excess inventories	22%	—	14%	—
Service cost of revenues	—	14%	1%	9%

Total cost of revenues	49%	35%	43%	36%

Gross profit	51%	65%	57%	64%

Total operating expenses:
Research and development	158%	294%	193%	284%
Marketing and sales	41%	66%	50%	71%
General and administrative	19%	42%	25%	45%
Restructuring charge and asset impairments	2%	(33%)	37%	(16%)
Purchased in-process research and development	—	—	—	21%

Total operating expenses	220%	369%	306%	405%

Operating (loss)	(169%)	(304%)	(249%)	(341%)

Net Revenues

The following tables summarizes our net product revenue mix by product line for the three and six months ended June 30, 2003 and 2002 (dollar amounts in thousands), respectively:

	Three Months Ended June 30, 2003		Three Months Ended June 30, 2002		Percentage Increase / (Decrease) in Product Revenues
	Product Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues
SONET/SDH	$1,527	24%	$1,673	39%	(9)%
Asynchronous/PDH	938	14%	960	23%	(3)%
ATM/IP	3,973	61%	1,553	36%	156%
Multi Service/Switching	78	1%	80	2%	(4)%

Total	$6,516	100%	$4,266	100%	53%

	Six Months Ended June 30, 2003		Six Months Ended June 30, 2002		Percentage Increase / (Decrease) in Product Revenues
	Product Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues
SONET/SDH	$2,858	27%	$3,569	41%	(20)%
Asynchronous/PDH	1,759	17%	2,141	24%	(18)%
ATM/IP	5,228	50%	3,005	34%	74%
Multi Service/Switching	602	6%	80	1%	651%

Total	$10,447	100%	$8,795	100%	19%

Net product revenues for the three and six months ended June 30, 2003 increased by $2.3 million and $1.7 million from the comparable periods in 2002. This represents a 53% and 19% increase from the comparable three and six months of the prior year. The increase in the net revenues in the ATM/IP product line is attributable to an increase in sales for our Aspen product line to Siemens during the first half of 2003 compared to the comparable prior year period. We continue to experience very difficult market conditions and decreased revenues in the SONET/SDH and Asynchronous/PDH product lines during the three and six months ended June 30, 2003, compared to the comparable prior year periods. These decreases were primarily related to a decline in volumes shipped over the prior comparable period that we attribute to the continued overall economic downturn and significant excess capacity in the telecommunications and data communications industries. We believe that we continue to retain the majority of our customer base. Given the lack of visibility in the current market, we cannot predict when, and to the extent that, historical revenue levels or product mix percentages will return, if at all.

Included in total net revenues were service revenues consisting of design services performed for third parties on a short-term contract basis. Service revenues for the three and six months ended June 30, 2003 were $0.1 million and $0.3 million compared to $0.2 million and $0.6 million from the comparable periods in 2002. Service revenues are not our primary strategic focus and, as such, will fluctuate up or down from period to period, depending on business priorities.

International net revenues represented approximately 81% and 73% of net revenues for the three and six months ended June 30, 2003, compared with approximately 50% and 60% of net revenues for the three and six months ended June 30, 2002.

Gross Profit

The following tables present the impact to gross profit from the sale of previously written down inventory for the three and six months ended June 30, 2003 and 2002, respectively:

	Three months ended June 30, 2003		Three months ended June 30, 2002
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %
Gross profit—as reported	$3,337	50%	$2,916	65%
Excess inventory benefit(1)	(1,704)	(26%)	(743)	(17%)
Excess inventory charge(2)	1,498	23%	—	—

Gross profit—as adjusted	$3,131	47%	$2,173	48%

	Six months ended June 30, 2003		Six months ended June 30, 2002
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %
Gross profit—as reported	$6,095	57%	$5,960	64%
Excess inventory benefit(1)	(2,297)	(22%)	(1,553)	(17%)
Excess inventory charge(2)	1,498	14%	—	—

Gross profit—as adjusted	$5,296	49%	$4,407	47%

(1)	We realized an excess inventory benefit from the sale of products that had previously been written down to a cost basis of zero. For the purposes of comparing the change in gross profit on net revenues, we are excluding this benefit and calculating gross profit on these product revenues as if they had been sold at their approximate historical average costs.
(2)	We recorded an excess and obsolete inventory charge totaling $1.5 million during the three months ended June 30, 2003. There was no such inventory charge during the comparable three and six month periods of 2002.

Total gross profit for the three months ended June 30, 2003 increased by $0.4 million, or 14%, from the comparable three months of the prior year. Total gross profit for the six months ended June 30, 2003 increased by $0.1 million, or 2%, from the comparable six months of the prior year. The increase in gross profit dollars for the three and six months ended June 30, 2003 is the result of higher total net revenues and volumes of product shipments. Gross profit dollars did not increase at the same rate as net revenues due to the charge for excess inventories, totaling $1.5 million, which was recorded during the three months ended June 30, 2003. This increase in revenues in fiscal 2003 is attributable, primarily, to increased sales of our Aspen product line. Gross profit percentage (excluding excess inventory charges and benefits) for the three months ended June 30, 2003 was 47%, compared to 48% for the three months ended June 30, 2002 and 49% for the six months ended June 30, 2003. These modest fluctuations in gross profit margins are due to changes in the product mix over the prior year and do not indicate a shift in our margin trend, either positive or negative.

We anticipate that gross profit will continue to fluctuate due to the impact of product mix at current revenue levels and the continued impact of fixed cost absorption of our production operations.

Research and Development

        Research and development expenses for the three and six months ended June 30, 2003 decreased by $2.7 million and $5.8 million respectively, or 20% and 22% from the comparable three and six months of the prior year. This decrease in absolute dollars is due, in part, to the restructuring plans implemented in 2002 and 2003, which resulted in lower salary and benefit costs. Also, we had significantly lower fabrication and subcontracting costs during the three and six months ended June 30, 2003, compared to the same period a year ago, due to our current product development cycles. We currently do not expect any significant changes in our salary and benefit costs in fiscal 2003. However, fabrication and other development costs will continue to fluctuate up and down as we complete the development cycle of several new products. As a percentage of total net revenues, our research and development costs decreased as we continue to lower these expenses in response to declining sales volumes.

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

Marketing and Sales

Marketing and sales expenses for the three and six months ended June 30, 2003 decreased by $0.2 million and $1.3 million respectively, or 7% and 19%, from the comparable three and six months of the prior year. This decrease in absolute dollars is due primarily to the restructuring plans implemented in 2002 and 2003, which resulted in lower salary, commissions and benefit costs.

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

General and Administrative

General and administrative expenses for the three and six months ended June 30, 2003 decreased by $0.6 million and $1.5 million respectively, or 33% and 35%, from the comparable three and six months of the prior year. This decrease in absolute dollars is due, in part, to the restructuring plans implemented in 2002 and 2003, which resulted in lower salary and benefit costs. We also experienced lower legal and professional fees over the prior year. However, this savings was partially offset by higher insurance costs. As a percentage of total net revenues, our general and administrative costs have decreased as we continue to lower these expenses in response to declining sales volumes.

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

Restructuring Charge (Benefit) and Asset Impairments

In January 2003, we announced a restructuring plan in order to lower our operating expense run-rate due to current and anticipated business conditions. This plan resulted in a work-force reduction of approximately 25% of existing personnel. Also, we announced that we are closing our South Brunswick, NJ (SOSi) design center, and reducing our staff in Boston, MA and Shelton, CT. This workforce reduction will also impact our Switzerland and Belgium locations. In addition, we have postponed the completion of the IAD product line and archived the related intellectual property until that market returns, if ever. During the three months ended June 30, 2003, we incurred approximately $0.1 million in restructuring expenses primarily related to adjusting previous estimates of excess facility costs. During the six months ended June 30, 2003, we incurred approximately $3.4 million in restructuring expenses related to employee termination benefits and $0.5 million related to excess facility costs. In addition, we recorded a charge for fixed assets that were impaired with a net book value totaling $0.3 and a patent on our IAD product line with a net book value of $0.2 million. This resulted in a total restructuring and asset impairment charge for the six months ended June 30, 2003 totaling $4.4 million. This restructuring charge was partially off-set by a benefit of $0.1 million realized, as we were able to sub-lease portions of our excess facilities, and by adjustments to estimates totaling $0.5 million for a net restructuring expense for the six months ended June 30, 2003 of $3.9 million. We do not anticipate any significant additional charges related to employee termination benefits. We estimate that there will be future adjustments to our liability for future lease payments as market conditions change. We estimate future operating expense savings related to this plan to be approximately $8.3 million of personnel costs and $0.3 million of facility costs for a total annual savings of approximately $8.6 million.

There were no restructuring and asset impairment charges during the three and six months ended June 30, 2002. We recorded a restructuring benefit totaling approximately $1.5 million during the three months ended June 30, 2002 as we leased a portion of our excess facilities in Shelton, CT.

In-Process Research and Development

During the six months ended June 30, 2002, we recorded a charge for in-process research and development of $2.0 million related to our purchase of SOSi in March of 2002. There were no in-process research and development charges during the three and six months ended June 30, 2003.

Impairment of Investments in Non-Publicly Traded Companies

In February 2003, we made a convertible bridge loan investment in IC4IC totaling $0.05 million. In March 2003, this investment was impaired, as IC4IC was not able to raise sufficient equity or debt to fund its operations. During early April 2003, IC4IC’s Board of Directors made the decision to discontinue operations.

Equity in Net Losses of Affiliates

We account for our investments in OptiX Networks, Inc. (OptiX), Neurone Ventures II, L.P. (Neurone) and GTV Capital, L.P. (GTV) under the equity method of accounting whereby our pro-rata share of the net income or losses from these investee companies are recorded on the consolidated statements of operations and, accordingly, the carrying value of the investments is reduced on the consolidated balance sheets. During the first quarter of 2003, we received the remaining balance of our investment in GTV of approximately $0.9 million, which represented a return of capital. As of June 30, 2003, we no longer had an investment in GTV.

Prior to June 30, 2002, we had been accounting for our investment in OptiX under the cost method. However, during the third quarter of fiscal 2002, in connection with a bridge loan of $4.0 million which is convertible to convertible preferred stock upon OptiX closing its anticipated round of financing, we obtained the ability to exercise significant influence over the financial and operating policies of OptiX. Therefore, we now account for our investment in OptiX under the equity method of accounting. All prior period financial information has been retroactively restated to reflect this change in reporting entity.

Our pro-rata share of equity losses were $0.5 million and $0.8 million for the three and six months ended June 30, 2003 compared to $0.5 million and $1.1 million for the three and six months ended June 30, 2002, respectively. Equity losses in GTV ceased after the first quarter of 2003 with the return of our remaining capital from this venture capital limited partnership. The decrease in equity losses is due to lower overall operating expenses at OptiX in fiscal 2003 compared to the same period in 2002. Equity in net losses of affiliates will continue to be a component of our other (expense) income in future periods and amounts will fluctuate depending on the business results of the investee companies.

Gain on the Repurchase of Convertible Notes

We did not repurchase any of our notes during the three and six months ended June 30, 2003.

In the quarter ended March 31, 2002, we repurchased, through a tender offer, approximately $199.9 million face value of our outstanding 4½% Convertible Notes due 2005 for a cash payment of $139.9 million. This resulted in a gain of $52.0 million, net of transaction costs, $4.8 million in deferred financing costs related to these notes and approximately $19.5 million was recorded as income tax expense during the quarter ended March 31, 2002. Prior to the quarter ended March 31, 2003, this gain had been classified as extraordinary on the consolidated statement of operations. However, we adopted SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” effective January 1, 2003, which requires gains from the extinguishment of debt to be included in results from continuing operations. Accordingly, we have reclassified the gains on the early extinguishment of debt and the related deferred financing fees and income taxes that were previously recorded in the consolidated statements of operations as an extraordinary item to other (expense) income and income tax expense, respectively.

We announced on May 16, 2003 that we have filed registration statements with the Securities and Exchange Commission relating to a proposed exchange offer involving holders of our currently outstanding 4½% Convertible Notes due 2005 (Existing Notes). In the proposed exchange offer, we would offer up to $85,584,000 aggregate principal amount of new 6% Convertible Plus Cash Notes(SM) due 2007 for up to all of the $114,113,000 aggregate principal amount of our currently outstanding Existing Notes. In addition, we expect to offer to the holders of our Existing Notes the right to indicate their interest to purchase for cash up to an additional $14,416,000 of the Plus Cash Notes.

Interest Income (Expense)

Interest expense, net for the three months ended June 30, 2003 increased by $0.7 million compared to the three months ended June 30, 2002. This increase for the three-month period ended June 30, 2003 is due to lower interest income, as a result of a lower average cash balance and declining interest rates during the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002.

Interest expense, net for the six months ended June 30, 2003 was flat compared to the six months ended June 30, 2002. We realized a decline in interest expense during the six months ended June 30, 2002 because we repurchased approximately $200 million face value of our 4½% Convertible Notes due 2005 in March of 2002. This savings in interest expense during the six months ended June 30, 2003 was offset by lower interest income due to a lower average cash balance and lower interest rates during the six months ended June 30, 2003 as compared to the same period of the prior year.

At June 30, 2003 and 2002, the effective interest rate on our interest-bearing securities was approximately 1.5% and 2.5%, respectively.

Income Tax Expense (Benefit)

For the three and six months ended June 30, 2003, the income tax expense was $0.1 million and $0.2 million, respectively, which was related to foreign income taxes.

For the quarter ended June 30, 2002, we recognized an income tax benefit of $5.2 million. For the six months ended June 30, 2002, the income tax expense was $7.8 million. This was comprised of an income tax expense of $19.5 million resulting from the tender offer to repurchase approximately $199.9 million face value of our 4½% Convertible Notes due 2005, partially offset by a deferred tax benefit totaling $11.8 million related to our operating loss for the six months ended June 30, 2002.

We continually evaluate our deferred tax assets as to whether it is “more likely than not” that the deferred tax assets will be realized. In the evaluation of the realizability of deferred tax assets, we consider projections of future taxable income, the reversal of temporary differences and tax planning strategies. During the three months ended September 30, 2002 we evaluated and determined that it was not “more likely than not” that all of the deferred tax assets will be realized. Accordingly, a valuation reserve was recorded against substantially all of our net deferred tax assets. We have not or will not recognize a deferred tax benefit until the business achieves sustained profitability. We have and expect to continue to maintain a deferred tax valuation allowance. We expect to continue to incur foreign income tax expenses on our consolidated statements of operations in future periods.

Extraordinary Loss Upon Consolidation of TeraOp (USA), Inc.

In January 2003, FIN 46 was issued. The interpretation provides guidance on consolidating variable interest entities and applies to all variable interests in variable interest entities created after January 31, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or if the equity investors lack certain specified characteristics. We applied the provisions of FIN 46 to our investment of TeraOp (USA), Inc. (TeraOp) as of February 1, 2003, which required us to consolidate the results of TeraOp.

During the first quarter 2003, we loaned TeraOp $0.5 million under a new convertible loan agreement, which provides us with additional contractual rights over existing debt or equity investors. In addition, we are also in a position, as a result of the loan, to negotiate a more favorable conversion price of TeraOp and have the ability to control the operations of TeraOp. None of the existing debt or equity investors, other than us, is expected to, or is obligated to, absorb any additional losses from their investment given that the equity in TeraOp is negative as of January 31, 2003. As a result, the convertible loan has been determined to be a variable interest and TeraOp is now considered a variable interest entity, as defined by FIN 46. We have calculated the effect of the initial measurement as of January 31, 2003. As a result of this measurement and consolidation of TeraOp, we recognized an extraordinary loss of approximately $0.1 million, as the fair value of TeraOp’s liabilities exceeded its assets by this amount. All significant intercompany balances, including our investments in TeraOp, have been eliminated upon consolidation.

Cumulative Effect on Prior Years of Retroactive Application of New Depreciation Method

Effective January 1, 2003, we changed the method of depreciating property and equipment to the straight-line method. Depreciation of property and equipment in prior years was computed using the half-year convention method. We evaluated the use and related consumption of all classes of acquired property and equipment and have determined that many of our assets are used and consumed on a consistent level over their estimated economic lives. Under the half-year convention method, property and equipment placed in service during the first year of acquisition was subject to six months of depreciation expense regardless of when the asset was acquired, placed in service and consumed. We believe that the straight-line method results in a better approximation of the underlying consumption of the asset over its estimated useful life and provides a better matching of revenues and expenses. The effect of the change in depreciation method as of January 1, 2003 was applied retroactively to property and equipment acquisitions of prior years. The cumulative effect of the change with respect to the retroactive application of the straight-line method is approximately an $0.8 million charge and has been recorded as such on the consolidated statement of operations for the period ended March 31, 2003. This charge has not been presented net of an income tax benefit as we continue to maintain a full valuation allowance against our net deferred income tax assets. There were no such charges during the quarter ended June 30, 2003 or in the comparable three and six month periods of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, we had total cash, cash equivalents and marketable securities of approximately $179.3 million. We continue to invest in new product development and, as such, we are not currently generating positive cash flow from our operations. Our cash, cash equivalents and marketable securities are our primary source of liquidity.

Cash, Cash Equivalents and Investments

We have financed our operations and have met our capital requirements since incorporation in 1988 primarily through private and public issuances of equity securities, convertible notes, bank borrowings and cash generated from operations. Our principal sources of liquidity as of June 30, 2003 consisted of $143.4 million in cash and cash equivalents, $18.5 million in short-term investments and $17.4 million in long-term investments in marketable securities for a total cash and investment balance of $179.3 million. Cash equivalents are instruments with maturities of less than 90 days, short-term investments have maturities of greater then 90 days but less than one year and long-term investments have maturities of greater than one year. Our cash equivalents and investments consist of U.S. Treasury Bills, corporate debt, taxable municipal securities, money market instruments, overnight repurchase investments and commercial paper.

We believe that our existing cash, cash equivalents and investments will be sufficient to fund operating losses and capital expenditures and provide adequate working capital for at least the next twelve months. However, there can be no assurance that events in the future will not require us to seek additional capital and, if so required, that capital will be available on terms favorable or acceptable to us, if at all.

Cash Inflows and Outflows

During the six months ended June 30, 2003, the net decrease in cash and cash equivalents and investments was $26.2 million compared with a net decrease of $195.1 million during the six months ended June 30, 2002. We used a total of $7.1 million of cash and cash equivalents during the six months ended June 30, 2003 as well as $19.1 million of matured short and long-term investments.

As reported on our consolidated statements of cash flows, our decrease in cash and cash equivalents during the six months ended June 30, 2003 and 2002 is summarized as follows (in thousands):

	Six Months ended June 30,
	2003	2002
Net cash used in operating activities	$(25,218)	$(38,617)
Net cash (used in) provided by investing activities	17,778	(4,301)
Net cash provided by (used in) financing activities	85	(142,582)
Effect of foreign exchange rate changes	256	237

Total decrease in cash and cash equivalents	$(7,099)	$(185,263)

Details of our cash inflows and outflows are as follows during the six months ended June 30, 2003:

Operating Activities: During the six months ended June 30, 2003, we used $25.2 million in cash, which consists of a net loss for the period of approximately $30.0 million, offset by non-cash adjustments of $9.7 million and working capital usage of approximately $4.9 million. This compares to an operating cash usage of $38.6 million during the six months ended June 30, 2002. We have reduced our operating cash usage by lowering overall operating expenses through workforce reductions and facility closings.

Investing Activities: During the six months ended June 30, 2003, we generated approximately $17.8 million from investing activities. The net cash generated was primarily due to the net proceeds (investments matured were greater than investments purchased) of held-to-maturity short and long-term investments totaling $19.1 million partially offset by capital expenditures and net investments in non-publicly traded companies. Capital expenditures for the six months ended June 30, 2003 were approximately $0.9 million compared to $5.8 million in the comparable six months of the prior year as we have significantly scaled back our capital spending along with reducing facilities and the size of our work force. Finally, during the six months ended June 30, 2003, we made investments in non-publicly traded companies of approximately $1.3 million versus $0.5 million during the six months ended June 30, 2002. These investments were partially offset by a cash inflow of $0.9 million as we liquidated our limited partnership investment in GTV Capital, Inc. during the period.

Financing Activities: During the six months ended June 30, 2003, we generated $0.1 million in financing activities, which consisted of proceeds from the exercise of stock options and purchases of shares in our employee stock purchase plan. This compares with a use of approximately $142.6 million in the prior year, which was related to the repurchase of our convertible notes.

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

We have outstanding operating lease commitments of approximately $49.2 million, payable through 2017. Some of these commitments are for space that is not being utilized and, as a result, we have recorded restructuring charges for excess facilities. As of June 30, 2003 we have in place sublease agreements totaling $11.8 million to rent portions of our excess facilities over the next seven years. We are in the process of trying to sublease additional excess space but it is unlikely that any sublease income generated will offset the entire future commitment. We currently believe that we can fund these lease commitments in the future; however, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations. A summary of our significant future contractual obligations as June 30, 2003 and their payments by fiscal year is summarized as follows (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Interest on convertible notes	$11,341	$5,136	$6,205	$—	$—
Redemption of convertible notes	114,113	—	114,113	—	—
Operating lease commitments	49,200	5,671	9,196	10,960	23,373
Capital lease and other commitments (principal and interest)	567	219	327	21	—

	$175,221	$11,026	$129,841	$10,981	$23,373

We also have pledged approximately $1.2 million in available cash and cash equivalents as collateral for stand-by letters of credit that guarantee certain long-term property lease obligations.

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145). As it applies to the Company, SFAS 145 requires that certain gains and losses on extinguishments of debt be classified as income or loss from continuing operations, rather than as extraordinary items, as previously required under SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”. The Company adopted SFAS 145 effective January 1, 2003 and, accordingly, reclassified the gain on the early extinguishment of its debt (which included the related transaction costs, deferred financing fees and income taxes) which was previously recorded in the consolidated statements of operations as an extraordinary item to other (expense) income and income tax expense.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The Company has complied with the disclosure requirements of SFAS 148 in its unaudited interim consolidated financial statements.

        In January 2003, FIN No. 46, “Consolidation of Variable Interest Entities” (FIN 46) was issued. The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests in variable interest entities created after January 31, 2003. The guidelines of the interpretation will become applicable for the Company in its third quarter 2003 unaudited interim consolidated financial statements for variable interest entities created before February 1, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or if the equity investors lack certain specified characteristics. The Company applied the provisions of FIN 46 to our investment in TeraOp (USA), Inc. (TeraOp) as of February 1, 2003, which resulted in the Company consolidating the results of TeraOp. Refer also to Note 6—Investments in Non-Publicly Traded Companies for further details.

On April 30, 2003 the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). SFAS 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company is currently evaluating the provisions of SFAS 149, and has not determined the impact on the Company’s consolidated financial statements.

On May 15, 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 requires that an issuer classify financial instruments that are within its scope as a liability (or as an asset in some circumstances). Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the provisions of this statement, and has not determined the impact on the Company’s consolidated financial statements.

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

Our net revenues have declined substantially during the past two years. Net revenues for the years ended December 31, 2002, 2001 and 2000 were $16.6 million, $58.7 million and $155.1 million, respectively. Our net revenues recorded during the three and six months ended June 30, 2003 were $6.6 and $10.7 million, respectively. Due to declining current economic conditions and slowdowns in purchases of VLSI semiconductor devices, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our net revenues will fluctuate substantially in the future.

There has been a significant increase in our net losses.

Our net losses have increased substantially during the past two years. Net losses for the years ended December 31, 2002 and 2001 were $165.2 million and $79.4 million, respectively. Our net losses recorded during the three and six months ended June 30, 2003 were $12.6 and $30.0 million, respectively. Due to declining economic conditions and a significant decline in our net revenues, we expect that our net losses will continue to fluctuate substantially in the future.

We are using our available cash and investments each quarter to fund our operating activities.

During the six months ended June 30, 2003, we used $7.1 million of our available cash and cash equivalents to fund our operating, investing and financing activities and redeemed $19.1 million of short and long-term investments for a total cash and investment usage of $26.2 million.

During the year ended December 31, 2002, we used $219.7 million of our available cash and cash equivalents to fund our operating, investing and financing activities and redeemed $11.0 million of short and long-term investments for a total cash and investment usage of $230.7 million. This significant use of cash included approximately $143.2 million to repurchase some of our outstanding 4½% Convertible Notes due 2005 (Existing Notes) (including transaction fees) through a tender offer in March 2002.

We anticipate that we will use approximately $13.0 million to $15.0 million in cash, cash equivalents and investments during the third quarter of 2003 to fund our operating, investing and financing activities. We will continue to use our available cash, cash equivalents and investments in the future and we believe that we have sufficient cash for our needs for at least the next twelve months. We will continue to experience losses and use our cash, cash equivalents and investments if we do not receive sufficient product orders and our costs are not reduced to offset the decline in revenue.

We have substantial indebtedness and recently proposed to restructure this indebtedness by offering new convertible notes.

We currently have $114.1 million in principal amount of indebtedness outstanding in the form of our 4½% Convertible Notes due September 2005 (the Existing Notes). On May 16, 2003 we filed registration statements with the Securities and Exchange Commission relating to a proposed exchange of up to $85.6 million in principal amount of new 6% Convertible Plus Cash Notes(SM) due 2007 (the Plus Cash Notes) for all of our outstanding Existing Notes and a proposed new money offering of up to an additional $14.4 million of our Plus Cash Notes. If we are successful in completing this exchange offer and new money offering, we will have approximately $100 million in principal amount of indebtedness outstanding. There can be no assurance that the proposed exchange offer and new money offering will occur on these terms, or at all. These registration statements have not yet become effective and this report is not an offer to exchange or sell securities or a solicitation of an offer to exchange or buy securities.

In addition to any Plus Cash Notes which may be offered in the proposed exchange offer and new money offering, we may incur substantial additional indebtedness in the future.

The level of our indebtedness, among other things, could:

•	make it difficult for us to make payments on our outstanding Existing Notes or, if issued, the Plus Cash Notes;

•	make it difficult for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

•	limit our flexibility in planning for, or reacting to changes in, our business; and

•	make us more vulnerable in the event of a downturn in our business.

There can be no assurance that we will be able to meet our debt service obligations, including our obligations under the Existing Notes or, if issued, the Plus Cash Notes. The terms of our Plus Cash Notes, if issued, would permit the holders thereof to voluntarily convert their notes at any time into shares of our common stock and receive a certain amount in cash, which we refer to as the plus cash amount, and we would have the option of settling this plus cash amount in additional shares of our common stock. These Plus Cash Notes would also permit us to automatically convert their notes subject to certain conditions. As a result of these shares of our common stock being issued upon voluntary or automatic conversion of the Plus Cash Notes our stockholders may experience substantial dilution of their ownership interest. In addition, we may not elect to settle the plus cash amount payable upon voluntary or automatic conversion in additional shares of our common stock, or we may be restricted from doing so pursuant to the terms of the Plus Cash Notes. If a significant percentage of our Plus Cash Notes are voluntarily or automatically converted, we may be required to pay all or a significant portion of our available cash, which could have a material adverse effect on our business, prospects, financial condition and operating results.

We may not be able to pay our debt and other obligations.

If our cash, cash equivalents, short and long term investments and operating cash flows are inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the Existing Notes, the Plus Cash Notes, if issued, or our other obligations, we would be in default under the terms thereof, which would permit the holders of the Existing Notes and, if issued, the Plus Cash Notes to accelerate their maturities and which could also cause defaults under any future indebtedness we may incur. Any such default would have a material adverse effect on our business, prospects, financial condition and operating results. In addition, we cannot be sure that we would be able to repay amounts due in respect of the Existing Notes and, if issued, the Plus Cash Notes if payment of those notes were to be accelerated following the occurrence of an event of default as defined in the respective indentures of the Existing Notes and, if issued, the Plus Cash Notes.

If we seek to secure additional financing we may not be able to do so. If we are able to secure additional financing our stockholders may experience dilution of their ownership interest or we may be subject to limitations on our operations.

We believe that our existing cash, cash equivalents and investments will be sufficient to fund operating losses and capital expenditures and provide adequate working capital for at least the next twelve months. However, there can be no assurance that events in the future will not require us to seek additional capital and, if so required, that capital will be available on terms favorable or acceptable to us, if at all.

If we are unable to generate sufficient cash flows from operations to meet our anticipated needs for working capital and capital expenditures, we may need to raise additional funds. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations.

The terms of the Plus Cash Notes that may be issued in our proposed exchange offer and new money offering would include voluntary and automatic conversion provisions upon which shares of our common stock would be issued, and would also permit us to satisfy certain interest and other payments with additional shares of our common stock. As a result of these shares of our common stock being issued our stockholders may experience substantial dilution of their ownership interest.

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

In response to anticipated long lead times to obtain inventory and materials from our foundries, we may order inventory and materials in advance of anticipated customer demand, which might result in excess inventory levels if the expected orders fail to materialize. As a result, we cannot predict the timing and amount of shipments to our customers, and any significant downturn in customer demand for our products would reduce our quarterly and our annual operating results. As a result of these conditions, during the six months ended June 30, 2003 and in 2002 and 2001, we recorded a write down for excess inventories totaling $1.5 million, $4.8 million and $39.2 million, respectively.

We may have to further restructure our business.

In January 2003, we announced a restructuring plan in order to lower our operating expense run-rate due to current and anticipated business conditions. This plan resulted in a work-force reduction of approximately 25% of existing personnel. Also, we announced the closing of our South Brunswick, NJ (SOSi) design center, and reduced staff in Boston, MA and Shelton, CT. This workforce reduction also impacted our Switzerland and Belgium locations. In addition, we have postponed the completion of the IAD product line and archived the related intellectual property until that market returns, if ever. During the six months ended

June 30, 2003, we incurred approximately $3.9 million in restructuring expenses related to employee termination benefits, excess facility costs and asset impairments.

During fiscal 2002, we announced a restructuring plan due to continued weakness in our business and the industry. As a result of this plan, we eliminated 56 positions and announced the closing of design centers in Milpitas, CA and Raleigh, NC. In conjunction with this restructuring, we discontinued certain product lines and strategically refocused our research and development efforts. As a result of this plan, we incurred restructuring charges and asset impairments of approximately $5.5 million.

During fiscal 2001, we announced restructuring plans as a result of then current and anticipated business conditions. As a result of those plans, we incurred restructuring charges and asset impairments of approximately $32.5 million related to workforce reductions of 77 positions throughout our Company and the related consolidation of several of our leased facilities.

We cannot be sure that these measures will be sufficient to offset lower total net revenues, and if they are not, further measures will be required and our operating results will be adversely affected.

If the trading price of our common stock fails to comply with the continued listing requirements of the Nasdaq National Market, we would face possible delisting, which would result in a limited public market for our common stock and make obtaining future debt or equity financing more difficult for us.

On July 10, 2003 our common stock began trading again on The Nasdaq National Market. From October 14, 2002 to July 10, 2003, our common stock was trading on the Nasdaq SmallCap Market. Our common stock was eligible to return to The Nasdaq National Market because our common stock price closed above $1.00 for a period of thirty consecutive business days. If we do not continue to comply with the Nasdaq listing requirements, then Nasdaq may provide written notification regarding the delisting of our securities. At that time, we would have the right to request a hearing to appeal the Nasdaq determination and would also have the option for apply to transfer our securities to the Nasdaq SmallCap Market.

We cannot be sure that our price will comply with the requirements for continued listing of our common stock on The Nasdaq National Market, or that any appeal of a decision to delist our common stock will be successful. If our common stock loses its status on The Nasdaq National Market and we are not successful in obtaining a listing on the Nasdaq SmallCap Market, shares of our common stock would likely trade in the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our common stock is delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity thereof. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of common stock.

Such delisting from the Nasdaq National Market or further declines in our stock price could also greatly impair our ability to raise additional necessary capital through equity or debt financing, and could significantly increase the ownership dilution to stockholders caused by our issuing equity in financing or other transactions.

Our board of directors may elect to exercise its discretion to effect a reverse stock split. There are risks and uncertainties inherent in a reverse stock split.

By resolution approved by our stockholders at the annual meeting of stockholders held on May 22, 2003, our board of directors has the authority, in its sole discretion, to effect a reverse stock split of our common stock at any time prior to the date of our annual meeting of stockholders to be held in 2004 at a ratio between one for two and one for twenty as selected by the board of directors. In addition, notwithstanding approval of the reverse stock split by the stockholders, the board of directors may choose, in its sole discretion, not to effect the reverse stock split without further approval or action by or prior notice to the stockholders.

Although the price of our common stock is currently above $1.00, failure to implement the reverse stock split may increase the probability that our common stock would be delisted from the Nasdaq National Market in the future due to failure to satisfy the minimum bid price listing condition.

There can be no assurance that any increase in the market price for our common stock resulting from a reverse stock split, if implemented, will be sustainable since there are numerous factors and contingencies that would effect such price, including the market conditions for our common stock at the time, our reported results of operations in future periods and general economic, geopolitical, stock market and industry conditions. Accordingly, the total market capitalization of our common stock after a reverse stock split may be lower than the total market capitalization before such reverse stock split and, in the future, the market price of the common stock may not exceed or remain higher than the market price prior to such reverse stock split. Further, there can be no assurance that post reverse stock split, we can continue to meet the minimum listing requirements of the Nasdaq National Market.

While a higher share price may help generate investor interest in our common stock, there can be no assurance that a reverse stock split will result in a per share market price that will attract institutional investors or investment funds or that such price will satisfy the investing guidelines of institutional investors or investment funds. As a result, the trading liquidity of our common stock may not necessarily improve as a result of the reverse stock split. Furthermore, the liquidity of our common stock could be adversely affected by the reduced number of shares of our common stock that would be outstanding after the reverse stock split.

We anticipate that shipments of our products to relatively few customers will continue to account for a significant portion of our total net revenues.

Historically, a relatively small number of customers have accounted for a significant portion of our total net revenues in any particular period. For the quarter ended June 30, 2003, shipments to our top five customers, including sales to distributors, accounted for approximately 88% of our total net revenues. For the quarter ended March 31, 2003, shipments to our top five customers, including sales to distributors, accounted for approximately 65% of our total net revenues. For the year ended December 31, 2002, shipments to our top five customers, including sales to distributors, accounted for approximately 70% of our total net revenues. For the year ended December 31, 2001, sales to our top five customers, including sales to distributors, accounted for approximately 64% of our total net revenues. We expect that a limited number of customers may account for a substantial portion of our total net revenues for the foreseeable future. Some of the following may reduce our total net revenues or adversely affect our business:

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

Foreign markets are a significant part of our net revenues. Foreign shipments accounted for approximately 81% and 73% of our total net revenues for the three and six months ended June 30, 2003, respectively and 59% for the year ended December 31, 2002. We expect foreign markets to continue to account for a significant percentage of our total net revenues. A significant portion of our total net revenues will, therefore, be subject to risks associated with foreign markets, including the following:

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

Our future success depends upon our ability to develop products that utilize new process technologies. Semiconductor design and process methodologies are subject to rapid technological change and require large expenditures for research and development. We currently manufacture our products using 0.8, 0.5, 0.35, 0.25 and 0.18 micron complementary metal oxide semiconductor (CMOS) processes and a 1.0 micron bipolar CMOS (BiCMOS) process. We continuously evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies. We are migrating to a 0.13 micron CMOS process, and we anticipate that we will need to migrate to smaller CMOS processes in the future. Other companies in the industry have experienced difficulty in transitioning to new manufacturing processes and, consequently, have suffered increased costs, reduced yields or delays in product deliveries. We believe that transitioning our products to smaller geometry process technologies will be important for us to remain competitive. We cannot be certain that we can make such a transition successfully, if at all, without delay or inefficiencies.

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

We currently sell more than 50 products. Some of our products have a high gross profit while others do not. If our customers decide to buy more of our products with low gross profits and fewer of our products with high gross profits, our total gross profits could be adversely affected. We plan our mix of products based on our internal forecasts of customer demand, which demand is highly unpredictable and can fluctuate substantially.

The prices of our products tend to decrease over the lives of our products.

Historically, average selling prices in the communication semiconductor industry have decreased over the life of a product, and, as a result, the average selling prices of our products may decrease in the future. Decreases in the prices of our products would adversely affect our operating results.

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

In addition, although the telecommunications and data communications equipment markets grew rapidly in the late 1990s and early 2000s, we are currently and have been experiencing a significant slowdown in these markets for the past two years. We anticipate that these markets will continue to experience significant volatility in the near future.

Our products must successfully meet industry standards to remain competitive.

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

Our ability to compete successfully in the rapidly evolving area of high-performance integrated circuit technology depends on factors both within and outside our control, including:

•	success in designing and subcontracting the manufacture of new products that implement new technologies;

•	protection of our products by effective use of intellectual property laws;

•	product quality;

•	product reliability;

•	price;

•	efficiency of production;

•	the ability to find alternative manufacturing sources, if necessary, to produce VLSI devices with acceptable manufacturing yields;

•	the pace at which customers incorporate our products into their products;

•	success of competitors’ products; and

•	general economic conditions.

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

Manufacturing integrated circuits is a highly complex and technology-intensive process. Although we try to diversify our sources of semiconductor device supply and work closely with our foundries to minimize the likelihood of reduced manufacturing yields, our foundries occasionally experience lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start-up of new process technologies. Such reduced manufacturing yields have at times reduced our operating results. Manufacturing disruptions at one or more of our outside foundries, including those that may result from natural occurrences, could impact production for an extended period of time.

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

We have been, and expect in the future to be, particularly dependent upon a limited number of foundries for our VLSI device requirements. Currently, a single foundry manufactures all of our BiCMOS devices. As a result, we expect that we could experience substantial delays or interruptions in the shipment of our products due to any of the following:

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

Our success depends in part on our ability to obtain patents and licenses and to preserve other intellectual property rights covering our products and development and testing tools. To that end, we have obtained certain domestic and foreign patents and intend to continue to seek patents on our inventions when appropriate. The process of seeking patent protection can be time consuming and expensive. We cannot ensure the following:

•	that patents will be issued from currently pending or future applications;

•	that our existing patents or any new patents will be upheld or valid and enforceable;

•	that our existing patents or any new patents will be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us;

•	that foreign intellectual property laws will protect our foreign intellectual property rights; and

•	that others will not independently develop similar products, duplicate our products or design around any patents issued to us.

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

We are responsible for any patent litigation costs. If we were to become involved in a dispute regarding intellectual property, whether ours or that of another company, we may have to participate in legal proceedings in the United States Patent and Trademark Office in the United States, the federal or state courts of the United States, or in foreign courts to determine one or more of patent validity, patent infringement, patent ownership or patent inventorship. These types of proceedings may be costly and time consuming for us, even if we eventually prevail. If we do not prevail, we might be forced to pay significant damages, obtain a license, if available, or stop making a certain product. From time to time we may prosecute patent litigation against others and as part of such litigation, other parties may allege that our patents are not infringed, are invalid and are unenforceable.

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

During the past three years, we have acquired six privately held companies based in the United States and Europe. The integration of the operations of our six acquisitions, Easics N.V., acquired in May 2000, Alacrity Communications, Inc., acquired in August 2000, ADV Engineering S.A., acquired in January 2001, Horizon Semiconductors, Inc., acquired in February 2001, Onex Communications Corporation, acquired in September 2001, and Systems On Silicon, Inc., (SOSi) acquired in March 2002, has been completed.

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

If we delay integration of or fail to integrate operations or experience other unforeseen difficulties, the integration process may require a disproportionate amount of our management’s attention and financial and other resources. Our failure to address these difficulties adequately could harm our business or financial results, and we could fail to realize the anticipated benefits of the transaction.

We have in the past, as a result of industry conditions, later discontinued, abandoned or postponed certain product lines acquired through prior acquisitions, specifically SOSi and Alacrity Communications.

We have made, and may continue to make, investments in development stage companies, which may not produce any returns for us in the future.

We have made investments in early stage, venture-backed, start-up companies that develop technologies that are complementary to our product roadmap. The following table summarizes these investments as of June 30, 2003:

Investee Company	Initial Investment Date	Technology
OptiX Networks, Inc.	February 2000	10 Gb/s and 40 Gb/s SONET/SDH framing devices
TeraOp (USA), Inc.	May 2001	Optical switching devices based on MEMS technology
Accordion Networks, Inc.	December 2001	Carrier class broadband multi-service access systems
Opulan Technologies	April 2003	High performance and cost-effective IP convergence ASSPs (application-specific standard products)

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

Our stock price is volatile.

The market for securities of communication semiconductor companies, including those of TranSwitch, has been highly volatile. The market sale price of our common stock has fluctuated between a low of $0.21 and a high of $74.69 during the period from
June 19, 1995 to June 30, 2003. The closing price was $1.50 on August 7, 2003. It is likely that the price of our common stock will continue to fluctuate widely in the future. Factors affecting the trading price of our common stock include:

•	responses to quarter-to-quarter variations in operating results;

•	announcements of technological innovations or new products by us or our competitors;

•	current market conditions in the telecommunications and data communications equipment markets (we are currently and have been for the past two years experiencing a significant downturn); and

•	changes in earnings estimates by analysts.

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

Delaware corporate law contains, and our certificate of incorporation and by-laws and shareholder rights plan contain, certain provisions that could have the effect of delaying, deferring or preventing a change in control of TranSwitch even if a change of control would be beneficial to our stockholders. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Certain of these provisions:

•	authorize the issuance of “blank check” preferred stock (preferred stock which our board of directors can create and issue without prior stockholder approval) with rights senior to those of common stock;

•	prohibit stockholder action by written consent;

•	establish advance notice requirements for submitting nominations for election to the board of directors and for proposed matters that can be acted upon by stockholders at a meeting; and

•	dilute stockholders who acquire more than 15% of our outstanding common stock.

Political and military tensions in the Middle East and Asia could negatively impact our net product revenues and projects involving start-up companies in which we have invested.

During the quarter ended June 30, 2003, 3.5% and 3.0% of our net revenues came from sales made to customers in Korea and Israel, respectively. In the quarter ended March 31, 2003, 7.5% and 4.7% of our net revenues came from sales made to customers in Korea and Israel, respectively. In the year ended December 31, 2002, 12.9% and 3.9% of our net revenues came from sales made to customers in Korea and Israel, respectively. A continuation of, or an increase in, political and military tensions in Korea and the Middle East may impact the amount of investment in telecommunications products in these areas and thereby affect our ability to continue to sell our products to customers in these geographic areas and negatively impact our future operating results. In addition, we have investments in two start-up companies, OptiX and TeraOp, which maintain at least some operations in Israel. Heightened political and military tensions in the Middle East may affect the ability of OptiX and TeraOp to retain personnel and continue research and development, which could lengthen the time needed for these companies to execute their business plans successfully. Further impairment of our investments in these companies could negatively impact our future operating results.

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

We may have difficulty obtaining director and officer liability insurance in acceptable amounts for acceptable rates.

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

Failure to obtain such insurance could have a materially adverse impact on future financial results in the event that we are required to defend against and resolve any securities claims made against our Company, its board of directors and officers. Further, the inability to obtain such insurance in adequate amounts may impair our future ability to attract or retain qualified directors and/or officers.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk.    We have investments in money market accounts, government securities and commercial paper that earn interest income and such interest income is a function of the market rates. As a result, we have exposure to changes in interest rates. For example, if interest rates were to decrease by one half percentage point from their current levels, our potential interest income for the remainder of 2003, assuming a constant cash balance, would decrease by approximately $0.7 million. We expect our cash balance to decline during fiscal 2003 and therefore expect that our interest income will also decrease.

Foreign Currency Exchange Risk.    As substantially all of our net revenues are currently made or denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Although we recognize our revenues in U.S. dollars, we incur expenses in currencies other than U.S. dollars. In fiscal 2002, operating expenses incurred in foreign currency comprised approximately 10% of our total operating expenses. Although we have not experienced significant foreign currency losses to date, we may in the future, especially to the extent that we do not engage in hedging. We do not enter into derivative financial instruments for trading or speculative purposes. The economic impact of currency exchange rate movements on our operating results is complex because such currency exchange rate movement is often linked to additional economic factors, including variability in real growth, inflation, interest rates, governmental actions and other factors. Currency exchange rate movement and its consequent impact on additional economic factors, if material, may cause us to adjust our financing and operating strategies. Isolating the effect of changes in currency does not incorporate these other important economic factors, and because of the impact of such movement on additional economic factors, such isolation does not present a complete picture of the impact of currency exchange rate movement.

Fair Value of Financial Instruments.    As of June 30, 2003, our long-term debt consisted of convertible notes with interest at a fixed rate of 4½%. Consequently, we do not have significant cash flow exposure on our convertible notes. However, the fair market value of the convertible notes is subject to significant fluctuation due to changes in market interest rates and their convertibility into shares of our common stock. The fair market value of the then outstanding convertible notes was approximately $88.2 million and $68.7 million at June 30, 2003 and December 31, 2002, respectively. Among other factors, changes in interest rates and our stock price affect the fair market value of our convertible notes.

ITEM 4.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, including our President and Chief Executive Officer, and Senior Vice President, Chief Financial Officer and Treasurer, carried out an evaluation of the effectiveness of “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon and as of that date of evaluation, these officers have concluded that our disclosure controls and procedures are adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them in a timely fashion by others within those entities.

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date our management carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

PART II.    OTHER INFORMATION

ITEM 4.    SUBMISSION OF VOTE TO SHAREHOLDERS

The Company held its Annual Meeting of Stockholders on May 22, 2003. At the meeting, the stockholders of the Company voted on the following matters:

1) The first item of business was to elect certain nominees to the Board of Directors for the ensuing year. After a motion was duly made and seconded, the persons listed below were elected Directors with the holders of common stock of the Company voting as set forth in the following table:

	Number of Shares/ Votes For	Withheld Authority
Dr. Santanu Das	82,237,543	1,686,426
Alfred F. Boschulte	82,331,620	1,592,349
Dr. Hagen Hultzsch	81,443,025	2,480,944
Erik H. van der Kaay	81,424,093	2,499,876
Gerald F. Montry	81,454,747	2,469,222
James M. Pagos	81,484,376	2,439,593
Dr. Albert E. Paladino	82,298,026	1,625,943

2) On the proposal to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation that will allow the Company’s Board of Directors to effect a reverse split of the Company’s common stock, $.001 par value per share, and to grant the Company’s Board of Directors the authority, in its sole discretion, (1) to set the ratio for the reverse split at up to one-for-twenty, or (2) not to complete the reverse split: The holders of common stock of the Company voted as set forth in the following table:

For	79,820,545
Against	4,001,781
Abstain	101,643

3) On the proposal to ratify the appointment of KPMG LLP as independent auditors of the Company for the year ending December 31, 2003 the holders of common stock of the Company voted as set forth in the following table:

For	81,580,173
Against	2,206,771
Abstain	137,025

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

Exhibit 31.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* TranSwitch has the manually signed original certificate and will provide it to the Securities and Exchange Commission upon request.

(b) Reports on Form 8-K:

The Company furnished with the Securities and Exchange Commission on April 16, 2003, a Current Report on Form 8-K for the April 16, 2003 event reporting the public dissemination of a press release announcing the first quarter of fiscal 2003 financial results. The Company furnished forward looking statements relating to the second quarter of 2003.

The Company filed with the Securities and Exchange Commission on July 17, 2003, a Current Report on Form 8-K for the July 16, 2003 event reporting the public dissemination of a press release announcing the second quarter of fiscal 2003 financial results. The Company furnished forward-looking statements relating to the third quarter of 2003.

The Company furnished with the Securities and Exchange Commission on July 18, 2003, a Current Report on Form 8-K for the July 16, 2003 event of a public conference call with investors discussing the Company’s second quarter results and certain forward looking statements. The Company furnished a transcript of its conference call with investors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSWITCH CORPORATION (Registrant)

August 12, 2003 Date	/s/ Santanu Das Dr. Santanu Das Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

August 12, 2003 Date	/s/ Peter J. Tallian Peter J. Tallian Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit 31.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	TranSwitch has the manually signed original certificate and will provide it to the Securities and Exchange Commission upon request.