Form 10-Q
period 2003-09-30
TRANSWITCH CORP /DE
filed 2003-11-10
CIK 944739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2003

or

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

Common Stock, par value $.001 per share, outstanding at November 6, 2003: 90,731,857

Series A Junior Participating Preferred Stock Purchase Rights

4.50% Convertible Notes due 2005 outstanding at November 6, 2003: $24,442,000

5.45% Convertible Plus Cash Notes due 2007 outstanding at November 6, 2003: $97,963,000

TranSwitch Corporation And Subsidiaries

FORM 10-Q

For the Quarterly Period Ended September 30, 2003

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$143,215	$150,548
Short-term investments	30,501	33,099
Accounts receivable, net	2,486	2,228
Inventories	2,808	4,658
Prepaid expenses and other current assets	3,716	5,480

Total current assets	182,726	196,013
Long-term marketable securities	15,314	21,819
Property and equipment, net	10,555	17,219
Deferred financing fees, net	4,766	2,193
Other assets	3,737	6,109

Total assets	$217,098	$243,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,236	$2,044
Accrued expenses and other current liabilities	6,717	8,992
Accrued compensation and benefits	1,432	1,961
Accrued sales returns, allowances and stock rotation	1,015	1,479
Accrued interest	61	1,546
Restructuring liabilities	1,449	1,708

Total current liabilities	11,910	17,730
Restructuring liabilities—long term	23,633	25,849
5.45% Convertible Plus Cash Notes due 2007, net of debt discount of $3,011	94,952	—
Derivative liability	3,011	—
4.50% Convertible Notes due 2005	24,442	114,113

Total liabilities	157,948	157,692

Stockholders’ equity:
Common stock $.001 par value; authorized 300,000,000 shares; issued and outstanding, 90,606,635 shares at September 30, 2003 and 90,131,672 shares at December 31, 2002	91	90
Additional paid-in capital	290,566	290,007
Accumulated other comprehensive income	484	174
Accumulated deficit	(231,991)	(204,610)

Total stockholders’ equity	59,150	85,661

Total liabilities and stockholders’ equity	$217,098	$243,353

See accompanying notes to unaudited consolidated financial statements

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002(1)	2003	2002(1)
Net revenues:
Product revenues	$5,264	$3,635	$15,711	$12,430
Service revenues	421	23	679	579

Total net revenues	5,685	3,658	16,390	13,009
Cost of revenues:
Cost of product revenues	1,502	1,604	4,499	4,149
Provision for excess inventories	—	4,832	1,498	4,832
Cost of service revenues	110	—	226	846

Total cost of revenues	1,612	6,436	6,224	9,827

Gross profit (loss)	4,073	(2,778)	10,167	3,182
Operating expenses:
Research and development	10,656	13,972	31,354	40,487
Marketing and sales	2,784	3,393	8,176	10,070
General and administrative	1,374	1,618	4,094	5,814
Impairment of goodwill	—	59,901	—	59,901
Restructuring (benefit) charge and asset impairments, net	(860)	5,532	3,064	4,052
Purchased in-process research and development	476	—	476	2,000

Total operating expenses	14,430	84,416	47,164	122,324

Operating loss	(10,357)	(87,194)	(36,997)	(119,142)
Other income (expense):
Impairment of investments in non-publicly traded companies	—	(7,719)	(50)	(7,719)
Equity in net losses of affiliates	(582)	(733)	(1,368)	(1,848)
Gain from exchange and repurchase of 4.50% Convertible Notes due 2005	14,463	—	14,463	51,976
Interest (expense) income:
Interest income	727	1,395	2,312	5,306
Interest expense	(1,557)	(1,422)	(4,595)	(6,828)

Interest expense, net	(830)	(27)	(2,284)	(1,522)

Total other income (expense)	13,050	(8,479)	10,762	40,887

Income (loss) before income taxes, extraordinary loss and cumulative effect of change in accounting principle	2,693	(95,673)	(26,236)	(78,255)
Income tax expense	73	61,478	257	69,243

Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	2,620	(157,151)	(26,493)	(147,498)
Extraordinary loss upon consolidation of TeraOp (USA), Inc.	—	—	(83)	—
Cumulative effect on prior years of retroactive application of new depreciation method	—	—	(805)	—

Net income (loss)	$2,620	$(157,151)	$(27,381)	$(147,498)

Basic and diluted income (loss) per common share:
Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	$0.03	$(1.74)	$(0.29)	$(1.64)
Cumulative effect on prior years of retroactive application of new depreciation method	—	—	(0.01)	—

Net income (loss)	$0.03	$(1.74)	$(0.30)	$(1.64)

Basic average shares outstanding	90,451	90,085	90,261	90,023
Diluted average shares outstanding	92,698	90,085	90,261	90,023

(1)	The 2002 figures have been adjusted for the effect of the change in the investment in OptiX Networks, Inc. from the cost to the equity method of accounting, which occurred in the quarter ended September 30, 2002. Also, the gain on debt extinguishment, previously classified as extraordinary, has been reclassified to continuing operations in accordance with SFAS No. 145.

See accompanying notes to unaudited consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002(1)
Cash flows from operating activities:
Net loss	$(27,381)	$(147,498)
Adjustments required to reconcile net loss to cash flows used in operating activities, net of effects of acquisitions:
Depreciation and amortization	9,029	10,213
Provision for excess inventories	1,498	4,832
Deferred income taxes	—	68,973
Impairment of goodwill	—	59,901
Tax benefit from exercise of employee stock options	—	27
Provision (benefit) for doubtful accounts	7	(1,070)
Cumulative effect on prior years of retroactive application of new depreciation method	805	—
Extraordinary loss upon consolidation of TeraOp (USA), Inc.	83	—
Non-cash restructuring (benefit) charge and asset impairment	(474)	(1,116)
Equity in net losses of affiliates	1,368	1,848
Impairment of investments in non-publicly traded companies	50	7,719
Purchased in-process research and development	476	2,000
Gain from exchange and repurchase of 4.50% Convertible Notes due 2005	(14,463)	(51,976)
Other non-cash items	—	(178)
(Increase) decrease in operating assets:
Accounts receivable	(260)	2,097
Inventories	352	(403)
Prepaid expenses and other assets	1,109	(1,679)
Decrease in operating liabilities:
Accounts payable	(965)	(2,387)
Accrued expenses and other current liabilities	(4,260)	(6,249)
Restructuring liabilities	(1,458)	(66)

Net cash used in operating activities	(34,484)	(55,012)

Cash flows from investing activities:
Purchase of product licenses	—	(2,000)
Capital expenditures	(1,329)	(6,841)
Investments in non-publicly traded companies	(1,374)	(3,668)
Cash received from liquidation of limited partnership investment	886	—
Acquisition of businesses, net of cash acquired	(354)	(5,789)
Cash acquired upon consolidation of TeraOp (USA), Inc.	17	—
Purchases of short and long term held-to-maturity investments	(49,017)	(40,137)
Proceeds from maturities of short and long term investments	58,120	62,278

Net cash provided by investing activities	6,949	3,843

Cash flows from financing activities:
Repurchase of 4.50% Convertible Notes due 2005	—	(143,156)
Proceeds from the issuance of common stock	319	607
Proceeds from the issuance of 5.45% Convertible Plus Cash Notes due 2007, net of deferred financing fees	19,573	—

Net cash provided by (used in) financing activities	19,892	(142,549)

Effect of exchange rate changes on cash and cash equivalents	310	224

Decrease in cash and cash equivalents	(7,333)	(193,494)
Cash and cash equivalents at beginning of period	50,548	70,248

Cash and cash equivalents at end of period	$143,215	$176,754

(1)	The 2002 figures have been adjusted for the effect of the change in the investment in OptiX Networks, Inc. from the cost to the equity method of accounting, which occurred in the quarter ended September 30, 2002.

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

Basis of Presentation—Interim Financial Statements

The unaudited interim consolidated financial statements include the accounts of TranSwitch Corporation and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited interim consolidated financial statements of TranSwitch have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The unaudited interim consolidated financial statements are prepared on a consistent basis with, and should be read in conjunction with, the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2002, contained in the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on August 12, 2003.

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation for such periods. The results of operations for any interim period are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2003.

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standard (SFAS), No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and the Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock-Based Compensation, an interpretation of APB Opinion No. 25” (FIN 44) and related interpretations. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations. Expense associated with stock-based compensation is amortized over the vesting period of each individual award. The following table illustrates the effect on net income (loss) and income (loss) per common share as if the Black-Scholes fair value method described in SFAS 123 had been applied to the Company’s stock purchase and stock option plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss):
As reported	$2,620	$(157,151)	$(27,381)	$(147,498)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(9,454)	(11,544)	(29,217)	(36,505)

Pro forma loss	$(6,834)	$(168,695)	$(56,598)	$(184,003)
Basic income (loss) per common share:
As reported	$0.03	$(1.74)	$(0.30)	$(1.64)
Pro forma	$(0.08)	$(1.87)	$(0.63)	$(2.04)
Diluted income (loss) per common share:
As reported	$0.03	$(1.74)	$(0.30)	$(1.64)
Pro forma	$(0.07)	$(1.87)	$(0.63)	$(2.04)

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements–Continued

(Tabular dollars in thousands, except per share amounts)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	September 30,
	2003	2002
Risk-free interest rate	2.85%	2.94%
Expected life in years	1.99	1.69
Expected volatility	100.03%	97.3%
Expected dividend yield	—	—

Restatements

As disclosed in the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on August 12, 2003, the Company restated prior period results to reflect the change from the cost to the equity method of accounting for its investment in OptiX Networks, Inc. (OptiX) as the Company, during fiscal 2002, obtained the ability to significantly influence the operating and financial policies of OptiX through its investments in convertible preferred stock and a bridge loan.

In addition, the Company adopted SFAS No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145) effective January 1, 2003 and, accordingly, reclassified the gain on the early extinguishment of its debt, which included the related transaction fees, deferred financing fees and income taxes, which was previously recorded in the consolidated statement of operations as an extraordinary item to other income (expense) and income tax expense, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Note 2. Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS 145. As it applies to the Company, SFAS 145 requires that certain gains and losses on extinguishments of debt be classified as income or loss from continuing operations, rather than as extraordinary items, as previously required under SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (SFAS 4). The Company adopted SFAS 145 effective January 1, 2003 and, accordingly, reclassified the gain on the early extinguishment of its debt which included the related transaction fees, deferred financing fees and income taxes, which was previously recorded in the consolidated statement of operations as an extraordinary item to other income (expense) and income tax expense, respectively.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). The effect of SFAS 146 is to spread out the reporting of expenses related to restructurings initiated after 2002, because commitment to a plan to exit an activity or dispose of long-lived assets is no longer sufficient to record a liability for the anticipated costs. Instead, companies are to record exit and disposal costs when they are “incurred” and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS 146 are effective for exit and disposal activities that are initiated after December 31, 2002. In conjunction with the January 2003 restructuring plan, the Company has applied the provisions of SFAS 146. Refer also to Note 6—Restructuring Liabilities for further details on the January 2003 restructuring plan.

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

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements–Continued

(Tabular dollars in thousands, except per share amounts)

In January 2003, FIN No. 46, “Consolidation of Variable Interest Entities” (FIN 46) was issued. The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests in variable interest entities created after January 31, 2003. The guidelines of the interpretation will become applicable for the Company as of December 31, 2003 for variable interest entities created before February 1, 2003 as the Financial Accounting Standards Board has issued a staff position delaying the effective date of the FIN 46 for public companies. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. The Company applied the provisions of FIN 46 as of February 1, 2003, for its investment in TeraOp (USA), Inc. (TeraOp), which resulted in the Company consolidating the results of TeraOp (USA), Inc. Refer also to Note 7—Investments in Non-Publicly Traded Companies for further details.

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). SFAS 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company adopted SFAS 149 beginning in the third quarter of 2003. The adoption of SFAS 149 did not have a material impact on the Company’s financial position, cash flows or results of operations.

On May 15, 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 requires that an issuer classify financial instruments that are within its scope as a liability (or as an asset in some circumstances). Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150 beginning in the third quarter of 2003. The adoption of SFAS 150 did not have a material impact on the Company’s financial position, cash flows or results of operations.

Note 3. Inventories

The components of inventories at September 30, 2003 and December 31, 2002 are as follows:

	September 30, 2003	December 31, 2002
Raw material	$232	$906
Work-in-process	1,083	2,307
Finished goods	1,493	1,445

Total inventories	$2,808	$4,658

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements–Continued

(Tabular dollars in thousands, except per share amounts)

As a result of current and anticipated business conditions, as well as lower than anticipated demand, the Company recorded a charge for excess inventories totaling approximately $4.8 million during the three months ended September 30, 2002. No charges were taken in the corresponding period of 2003. For the nine months ended September 30, 2003 and 2002, the Company recorded a charge for excess inventories of $1.5 million and $4.8 million, respectively. The effect of these inventory provisions was to write this excess inventory down to a new cost basis of zero. During fiscal 2003 and 2002, the Company has sold certain products that had previously been written down to a cost basis of zero. The following tables present the impact to gross profit from the sale of this previously written down inventory for the three and nine months ended September 30, 2003 and 2002, respectively:

	Three months ended September 30, 2003		Three months ended September 30, 2002
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %
Gross profit—as reported	$4,073	72%	$(2,778)	(76%)
Excess inventory benefit (1)	(602)	(11%)	(182)	(5%)
Excess inventory charge (2)	—	—	4,832	133%

Gross profit—as adjusted	$3,471	61%	$1,872	52%

	Nine months ended September 30, 2003		Nine months ended September 30, 2002
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %
Gross profit—as reported	$10,167	62%	$3,182	24%
Excess inventory benefit (1)	(2,948)	(18%)	(1,735)	(13%)
Excess inventory charge (2)	1,498	9%	4,832	37%

Gross profit—as adjusted	$8,717	53%	$6,279	48%

(1)	The Company realized an excess inventory benefit from the sale of products that had previously been written down to a cost basis of zero. For the purposes of comparing the change in gross profit on net revenues, the Company is excluding this benefit and calculating gross profit on these product revenues as if they had been sold at their approximate historical average costs.

(2)	The Company recorded a charge for excess inventories during the respective period. For the purposes of comparing the change in gross profit on net revenues, the Company is excluding this charge and calculating gross profit on these product revenues as if they had been sold at their approximate historical average costs.

Note 4. Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$2,620	$(157,151)	$(27,381)	$(147,498)
Foreign currency translation adjustment	54	(13)	310	224

Total comprehensive income (loss)	$2,674	$(157,164)	$(27,071)	$(147,274)

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements–Continued

(Tabular dollars in thousands, except per share amounts)

Note 5. Income (Loss) Per Common Share

Basic and diluted income (loss) per common share for the three and nine month periods ended September 30, 2003 and 2002 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$2,620	$(157,151)	$(27,381)	$(147,498)

Basic weighted average shares outstanding for the period (in thousands)	90,451	90,085	90,261	90,023
Stock options, net of assumed treasury shares repurchased (in thousands)	2,247	—	—	—

Diluted weighted average shares outstanding for the period (in thousands)	92,698	90,085	90,261	90,023
Basic income (loss) per common share	$0.03	$(1.74)	$(0.30)	$(1.64)

Diluted income (loss) per common share (1)(2)	$0.03	$(1.74)	$(0.30)	$(1.64)

(1)	For the purposes of calculating the diluted income (loss) per common share for the three months ended September 30, 2003, the assumed exercise of “in-the-money” stock options of approximately 2,247,000 shares has been included because its effect is dilutive. For the purposes of calculating the diluted income (loss) per common share for the nine months ended September 30, 2003, the assumed exercise of “in-the-money” stock options of approximately 1,008,000 shares has been excluded because its effect is anti-dilutive. For the purposes of calculating the diluted income (loss) per common share for the three and nine months ended September 30, 2002, the assumed exercise of “in-the-money” stock options of approximately 5,000 and 367,000 shares (respectively) has been excluded because its effect is anti-dilutive.

(2)	For purposes of calculating the diluted income (loss) per common share for the three and nine month periods ended September 30, 2003 and 2002, the assumed conversion of both the 4.50% Convertible Notes due 2005 and the 5.45% Convertible Plus Cash Notes due 2007 is not taken into consideration as their effect is anti-dilutive.

Note 6. Restructuring Liabilities

In January 2003, the Company announced a restructuring plan in order to lower its operating expense run-rate due to then current and anticipated business conditions. This plan resulted in a work-force reduction of approximately 25% of existing personnel. Also, the Company announced the closing of its South Brunswick, NJ (formerly known as Systems On Silicon, Inc. and referred to as SOSi) design center and the reduction of staff in Boston, MA, and Shelton, CT. This workforce reduction also impacted the Company’s Switzerland and Belgium locations. In addition, the Company has postponed the completion of the Integrated Access Device (IAD) product line and archived the related intellectual property until that market returns, if ever. During the nine months ended September 30, 2003, the Company incurred approximately $3.4 million in restructuring expenses related to employee termination benefits and $0.5 million related to excess facility costs. In addition, the Company determined that fixed assets with a net book value totaling $0.3 million and a patent on its IAD product line with a net book value of $0.2 million were impaired. This resulted in a total restructuring and asset impairment charge for the nine months ended September 30, 2003 totaling $4.3 million. This restructuring charge was offset by a restructuring benefit of $1.2 million as the Company was able to sub-lease portions of its excess facilities and by adjustments to original estimates of severance costs related to previously announced restructuring programs.

The Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146) as of January 1, 2003. The effect of SFAS 146 is to spread out the reporting of expenses related to restructurings initiated after 2002 because commitment to a plan to exit an activity or dispose of long-lived assets is no longer sufficient to record a liability for the anticipated costs. The Company is now required to record exit and disposal costs when they are “incurred” and can be measured at fair value. The recorded liability will be adjusted in future periods for changes in estimated cash flows. As such, the future excess facility costs incurred in fiscal 2003 have been recorded net of future anticipated lease income (although there are no firm commitments) and discounted to their current net present value resulting in a liability of $0.2 million. This liability will be adjusted quarterly based upon actual cash flows and changes to estimates. Quarterly adjustments to this liability will be recorded as restructuring expenses on the consolidated statement of operations. The liability related to employee termination benefits is short-term in nature and is recorded at its fair value.

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

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements–Continued

(Tabular dollars in thousands, except per share amounts)

A summary of the restructuring liabilities and the activity from December 31, 2002 through September 30, 2003 is as follows:

	Fiscal 2003 Activity
	Restructuring Liabilities December 31, 2002(1)	Restructuring Charges Incurred with the January 15, 2003 Restructuring Plan	Cash Payments January 1, 2003 – September 30, 2003(2)	Non- cash Asset write- offs(3)	Adjustments and Changes to Estimates(4)	Restructuring Liabilities September 30, 2003
Employee termination benefits	$—	$3,428	$(3,077)	$(77)	$(258)	$16
Facility lease costs	27,557	467	(1,778)		(1,180)	25,066
Asset impairments	—	466	—	(466)	—	—

Totals	$27,557	$4,361	$(4,855)	$(543)	$(1,438)	$25,082

(1)	All cash payments for employee termination benefits related to the fiscal 2001 and 2002 restructuring plans have been paid.

(2)	Cash payments made for facility lease costs are presented net of sub-lease payments received from tenants who are renting the Company’s excess facilities.

(3)	Non-cash asset write-offs included certain employee receivables, fixed assets and a patent for the IAD product line.

(4)	During the nine months ended September 30, 2003, the Company sublet a portion of its unused excess facilities. As a result, the Company recognized income (restructuring benefit) of approximately $1.2 million with a corresponding reduction to the restructuring liability. Commissions were paid to rent these facilities that reduced the benefit and the related liability.

At September 30, 2003, the Company has classified approximately $23.6 million of this restructuring liability as long-term, representing net lease commitments that are not due in the succeeding twelve-month period.

Note 7. Investments in Non-Publicly Traded Companies

Equity Method Investments

The Company accounts for its venture capital limited partnership investment in GTV Capital, L.P. under the equity method of accounting. The Company also accounts for its investment in OptiX Networks, Inc. under the equity method of accounting. Under the equity method of accounting, the Company’s pro-rata share of the net income or loss from the investee companies is recorded in the consolidated statements of operations and, accordingly, the carrying value of the investment is adjusted on the consolidated balance sheets. In February 2003, the Company terminated its limited partnership agreement with GTV Capital, L.P. and was paid the remaining balance of its investment totaling approximately $0.9 million.

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

During the first quarter 2003, the Company loaned TeraOp $0.5 million under a new convertible loan agreement, which provides the Company with additional contractual rights over existing debt or equity investors. In addition, the Company also is in a position, as a result of the loan, to negotiate a more favorable conversion price of its interest in TeraOp and has the ability to control the operations of TeraOp. None of the existing debt or equity investors, other than the Company, expects to, or is obligated to, absorb any additional losses from their investment given that the equity in TeraOp is negative as of January 31, 2003. As a result, the convertible loan has been determined to be a variable interest and TeraOp was considered a variable interest entity, as defined by FIN 46. The Company has calculated the effect of the initial measurement as of January 31, 2003. As a result of this measurement and consolidation of TeraOp, the Company recognized an extraordinary loss of approximately $0.1 million as the fair value of TeraOp’s liabilities exceeded those of its assets by this amount. All significant intercompany balances, including the Company’s investments in TeraOp, have been eliminated upon consolidation. In the third quarter of 2003, the Company provided additional financing to TeraOp and continues to consolidate its results.

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements–Continued

(Tabular dollars in thousands, except per share amounts)

Cost Method Investments

The Company has purchased a limited partnership interest in Neurone Ventures II, L.P. (Neurone), shares of convertible preferred stock in Accordion Networks, Inc. (Accordion) and Intellectual Capital for Integrated Circuits, Inc. (IC4IC). The Company has also loaned Accordion and Opulan Technologies (Opulan) approximately $0.3 million and $0.1 million under separate convertible bridge financing agreements, respectively. The Company’s direct and indirect voting interest (which include certain board members and employees) is less than 20% of the total ownership of each of these companies as of September 30, 2003, and the Company does not exercise significant influence over the management of these companies as defined by APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock,” and other relevant literature. The Company accounts for these investments at cost and monitors the carrying value of these investments for impairment. The maximum exposure to loss the Company has with respect to its investments in these entities is their carrying values at September 30, 2003.

In February 2003, the Company made a convertible bridge loan investment in IC4IC totaling $0.05 million. In March 2003, this investment was impaired, as IC4IC was not able to raise sufficient equity or debt to fund its operations. During early April 2003, IC4IC’s Board of Directors made the decision to discontinue its operations.

Summary of Investments in Non-Publicly Traded Companies

The following table summarizes the Company’s investments and changes to investment values as of December 31, 2002 and for the nine months ended September 30, 2003:

	Fiscal 2003 Activity
	Investment Balance December 31, 2002	Investments(1)	Elimination on Consolidation(2)	Equity Losses(3)	Liability for Losses in Excess of Advances(4)	Return of Capital(5)	Impairments	Investment Balance September 30, 2003

Investee company:

GTV	$1,016	$—	$—	$(130)	$—	$(886)	$—	$—

Neurone Ventures II, L.P.	102	45	—	(19)	—	—	—	128

OptiX	—	1,506	—	(1,219)	(287)	—	—	—

TeraOp	—	900	(900)	—	—	—	—	—

Accordion	870	310	—	—	—	—	—	1,180

Opulan Technologies	—	81	—	—	—	—	—	81

IC4IC	—	50	—	—	—	—	(50)	—

Total investments	$1,988	$2,892	$(900)	$(1,368)	$(287)	$(886)	$(50)	$1,389

(1)	Represents cash payments made to the investee company for either convertible preferred stock or for bridge loans convertible to convertible preferred stock.

(2)	During the period ended March 31, 2003, the Company began consolidating the results and balances of TeraOp in its consolidated financial statements in accordance with FIN 46 as TeraOp has been determined to be a variable interest entity.

(3)	Reflects the Company’s pro-rata share of losses in the respective investee company. These are recorded as other income (expense) on the consolidated statement of operations.

(4)	Represents a reduction in the liability for equity losses established as of December 31, 2002 for losses incurred to date in excess of our advances under the bridge loan investment.

(5)	The Company liquidated its interest in GTV Capital, Inc. during the three months ended March 31, 2003 and received approximately $0.9 million in cash from this investment, representing a return of its capital.

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements–Continued

(Tabular dollars in thousands, except per share amounts)

Note 8. Property and Equipment, Net

The components of property and equipment, net at September 30, 2003 and December 31, 2002 are as follows:

	Estimated Useful Lives		September 30, 2003	December 31, 2002
Purchased computer software	3 years		$17,714	$19,000
Computers and equipment	3-7 years		12,118	13,639
Furniture	3-7 years		2,580	2,847
Leasehold improvements	Lease term	*	1,339	1,634
Construction in-progress (software and equipment)			307	756

Gross property and equipment			34,058	37,876
Less accumulated depreciation and amortization			(23,503)	(20,657)

Property and equipment, net			$10,555	$17,219

*	Shorter of estimated useful life or lease term.

Depreciation expense was $2.1 million and $2.4 million for the three months ended September 30, 2003 and 2002, respectively. Depreciation expense was $6.5 million and $6.9 million for the nine months ended September 30, 2003 and 2002, respectively.

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

Note 9. Stockholders’ Equity

Nasdaq Listing Requirements

Nasdaq notified the Company on June 10, 2003 that it had regained compliance with all listing requirements on the Nasdaq SmallCap Market. On July 9, 2003, the Company applied for, and was granted, transfer of its common stock listing to the Nasdaq National Market. TranSwitch’s common stock resumed trading on the Nasdaq National Market on July 10, 2003.

Note 10. Exchange Offer and New Money Offering

On September 30, 2003, the Company completed its exchange offer with and new money offering to holders of its 4.50% Convertible Notes due 2005 (the 4.50% Notes). The Company issued $98.0 million aggregated principal amount of 5.45% Convertible Plus Cash Notessm due September 30, 2007 (the Plus Cash Notes), which represented $74.0 million of Plus Cash Notes issued in exchange for 4.50% Notes tendered in the exchange offer and $24.0 million of additional Plus Cash Notes sold for cash to holders of existing notes. The net proceeds from the new money offering will be used for general corporate purposes, including working capital and research and development. The Company recorded a gain on the exchange of approximately $14.5 million. After the completion of the exchange offer approximately $24.4 million of our 4.50% Notes remain outstanding.

The following description provides a brief overview of the terms and conditions of the Plus Cash Notes. Each Plus Cash Note, may be converted by the holders thereof into 182.71 shares of the Company’s common stock (the base share) plus $500 in cash (the plus cash amount), which the Company may elect to pay with shares of its common stock subject to the terms and conditions of the Plus Cash Notes indenture. Interest on the Plus Cash Notes is payable at a rate of 5.45% per year payable on March 31 and September 30 of each year, commencing on March 31, 2004. The Company may elect to pay interest in cash or common stock, subject to the terms and conditions of the Plus Cash Notes. At any time prior to maturity, the Company may, at its option, elect to automatically-convert (an auto-conversion) the Plus Cash Notes if the closing price of its common stock exceeds $5.47 for 20 trading days during any

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements–Continued

(Tabular dollars in thousands, except per share amounts)

consecutive 25 trading day period, subject to the terms and conditions of the Plus Cash Notes. The Company may elect to satisfy the plus cash amount issuable in connection with any auto-conversion in cash or common stock, subject to the terms and conditions of the Plus Cash Notes. If the Company effects an auto-conversion prior to September 30, 2005, the Company will pay the additional interest in cash as described in the terms and conditions of the Plus Cash Notes indenture. We recorded a gain on the exchange of approximately $14.5 million, which is calculated as follows:

Carrying value of 4.50% Notes exchanged	$89,671
Less: deferred financing fees	1,245

Net carrying value of 4.50% Notes	88,426
Less: fair value of Plus Cash Notes issued on exchange	73,963

Gain on exchange	$14,463

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), the Plus Cash Notes contained a provision for a make-whole payment in the event of auto-conversion by the Company (the “feature”), which is not clearly and closely related to the characteristics of the Plus Cash Notes. Accordingly, the feature qualifies as an embedded derivative instrument and because it does not qualify for any scope exception within SFAS 133, it is required by SFAS 133 to be accounted for separately from the debt instrument and recorded as a derivative financial instrument. In addition, the Company will apply the guidance set forth in Emerging Issues Task Force (“EITF”) 98-5 “Accounting for Certain Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversions Ratios” and EITF 00-27 “Application of Issue 98-5 to Certain Convertible Instruments” which specify the appropriate basis to account for the contingent beneficial conversion premium, a 5% discount contained within the Plus Cash Notes. This could occur in the future if and when the following conditions are met upon conversion of the Plus Cash Notes by the holder or issuer: (1) our common stock price exceeds the threshold price of $2.61 or the auto-conversion price of $5.47 and (2) we elect to settle these features with our common stock instead of with cash. To the extent we believe it is likely that the settlement of the interest accruing to the holder’s of the Plus Cash Notes will be made with our common stock, we will record incremental interest expense at that time.

Of the aggregate principal amount of Plus Cash Notes issued in the exchange offer and new money offering, $3.0 million has been allocated to the auto-conversion make-whole provision based on its estimated fair value. The fair value of the auto-conversion make-whole provision was determined using a Monte Carlo simulation model. At September 30, 2003, this embedded derivative instrument has been recorded as a derivative liability. The carrying value of the auto-conversion make-whole provision will be adjusted quarterly for changes in fair value during the first two years that any such Plus Cash Notes are outstanding, with the corresponding charge or credit to other expense or income. The auto-conversion make-whole provision can only be settled with cash and, accordingly, will always be classified as a liability. The fair value of the auto-conversion make-whole provision of approximately $3.0 million has been recorded as a discount on the Plus Cash Notes. The discount on the Plus Cash Notes will be accreted to par value through quarterly interest charges over the four-year term of the Plus Cash Notes.

Note 11. Acquisition

ASIC Design Services, Inc.

On August 18, 2003, the Company acquired ASIC Design Services, Inc. (ADS) located in Massachusetts, which is developing a product for existing and next generation SONET/SDH and data communications switching solutions. As a result of this acquisition, the Company acquired all intellectual property of ADS and is using this intellectual property to develop next generation SONET/SDH products. The Company paid $0.5 million, which consisted of approximately $0.3 million in cash (which was used to extinguish ADS’s liabilities) and $0.2 million in common stock for the outstanding shares of stock in ADS. The Company incurred transaction fees of approximately $0.1 million in conjunction with this purchase.

The results of operations of ADS have been included in the Company’s consolidated financial results beginning on August 18, 2003, the date of acquisition, and all significant intercompany balances have been eliminated. The acquisition was accounted for under the purchase method of accounting for business combinations. ADS is a wholly owned subsidiary of TranSwitch.

The Company is still in the process of reviewing its preliminary purchase price and its allocation and will make adjustments, as appropriate, in future periods.

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements–Continued

(Tabular dollars in thousands, except per share amounts)

The interim purchase price of and investment in ADS has been allocated, on a preliminary basis, in the Company’s unaudited interim consolidated financial statements as shown in the following table:

Purchased in-process research and development	$476
Cash	19
Other current assets and software licenses	173
Accrued liabilities	(26)

Investment In ADS	$642

Purchased in-process research and development

At the time of acquisition, ADS had one project that qualified for in-process research and development activities, which is referred to as the VTXP chip. The project was started concurrently with ADS’s inception in 2002 and is scheduled for its first release during 2004.

The $0.5 million allocated to in-process research and development (“IPR&D”) was determined through an independent valuation using established valuation techniques in the telecommunications and data communications industries. The value allocated to IPR&D was based upon the forecasted operating after-tax cash flows from the technology acquired, giving effect to the stage of completion at the acquisition date. Future cash flows were adjusted for the value contributed by any core technology and development efforts expected to be completed post acquisition. These forecasted cash flows were then discounted at rates commensurate with the risks involved in completing the acquired technologies taking into consideration the characteristics and applications of each product, the inherent uncertainties in achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. A project’s risk is the highest at its inception. As the project progresses, the risk of a project generally decreases. As of the acquisition date, the VTXP chip was still in its initial stages of development. After considering these factors, the risk-adjusted discount rates for the VTXP chip product was determined to be 50%. The acquired technology that had not yet reached technological feasibility, and for which no alternative future uses existed, it was expensed upon acquisition in accordance with FASB issued Statement No. 2, “Accounting for Research and Development Costs.”

Proforma financial information

Pro forma results of operations for ADS have not been presented because the effects of this acquisition are not material to the unaudited interim consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Conditions and Results of Operations (MD&A) is provided as a supplement to the accompanying unaudited interim consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The MD&A is organized as follows:

Caution concerning forward-looking statements. This section discusses how forward-looking statements made by us throughout the MD&A are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

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

Results of operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2003 and 2002, respectively. In addition, a brief description is provided of transactions and events that impact the comparability of the results being analyzed.

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

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. When used in this report, the words, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “expect” and similar expressions, as they relate to us, are included to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of factors, including those set forth under “FACTORS THAT MAY AFFECT FUTURE RESULTS” and elsewhere in this report. You should read this discussion in conjunction with the unaudited interim consolidated financial statements and the notes thereto included in this report.

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

We consider the most critical accounting policies and uses of estimates in our consolidated financial statements to be those surrounding:

(1)	Revenues, cost of revenues and gross profit;

(2)	Estimated excess inventories;

(3)	Valuation of deferred tax assets;

(4)	Estimated restructuring reserves; and

(5)	Valuation of investments in non-publicly traded companies.

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

At the time of shipment, we record an expense (and related liability) against our gross product revenues for future price protection and sales allowances. This liability is established based on historical experience, contractually agreed to provisions and future shipment forecasts. We had established liabilities totaling $0.6 million and $1.0 million as of September 30, 2003 and December 31, 2002, respectively, for price protection and sales allowances related to shipments that were recorded as revenue during the preceding 12 months. Should our actual experience differ from our estimated liabilities, there could be adjustments (either favorable or unfavorable) to our net revenues, cost of revenues and gross profits.

We also record, at the time of shipment, an expense (and related liability) against our gross product revenues and an inventory asset against product cost of revenues, in order to establish a provision for the gross margin related to future returns under our distributor stock rotation program. Under our distributor stock rotation program, we have entered into sales agreements with certain distributors that provide for semi-annual inventory rotation. These agreements permit the distributors to rotate to us, on a semi-annual basis, a contractually agreed to percentage of their previous six-month inventory purchases (typically up to 10% or 25% depending on the agreement). In order for the rotation to occur: (i) the product returned must be free of defects or damage and in merchantable condition; (ii) a distributor must order a quantity of products, the value of which at least equals the value of the returned product shippable within the same quarter the returned product is accepted and received; (iii) prior to returning any product, the distributor receives a return authorization from TranSwitch; and (iv) all freight costs to return the product to TranSwitch are borne by the distributor. As of September 30, 2003, we had established a liability of $0.4 million and an inventory asset of $0.2 million for a stock rotation reserve, for future estimated returns totaling $0.2 million. This compares to a liability of $0.5 million and an inventory asset of $0.25 million for a stock rotation reserve, for future estimated returns totaling $0.25 million as of December 31, 2002. Should our actual experience differ from our estimated liabilities, there could be adjustments (either favorable or unfavorable) to our net revenues, cost of revenues and gross profits.

We warranty our products for up to one year from the date of shipment. A liability is recorded for estimated claims to be incurred under product warranties and is based primarily on historical experience. Estimated warranty expense is recorded as cost of product revenues when products are shipped. As of September 30, 2003 and December 31, 2002, we had a warranty liability established in the amounts of $0.2 million and $0.2 million, respectively, which is included in accrued expenses on the consolidated balance sheets. We had no material warranty claims during the period ended September 30, 2003. Should future warranty claims differ from our estimated current liability, there could be adjustments (either favorable or unfavorable) to our cost of revenues. Any adjustments to cost of revenues could also impact future gross profits.

Estimated Excess Inventories. We periodically review our inventory levels to determine if inventory is stated at the lower of cost or net realizable value. The telecommunications and data communications industries have experienced a significant downturn during the past few years and, as a result, we have had to evaluate our inventory position based on known backlog of orders, projected sales and marketing forecasts, shipment activity and inventory held at our significant distributors. During the second quarter of 2003, as a result of current and anticipated business conditions, as well as lower than anticipated demand, we recorded a charge for excess inventories of approximately $1.5 million. We also recorded excess inventory charges totaling $4.8 million in fiscal 2002 and $39.2 million in fiscal 2001. These charges are attributable to severe industry conditions whereby the Company and other telecommunication equipment providers experienced a significant decline in demand for products and customer cancellations of orders. Based on our assessment, we concluded that there was no foreseeable demand for this excess inventory and, as a result, wrote down this excess inventory to a new cost basis of zero. Most of these products have not been disposed of and remain in inventory.

We recorded net product revenues of approximately $5.3 million and $3.6 million on the sale of products that included shipments of excess inventory that had previously been written down to their estimated net realizable value of zero for the three months ended September 30, 2003 and 2002, respectively. This resulted in gross margins of approximately 72% and (76%) (including the effect of the charge for excess inventories of $4.8 million) on these product revenues. Had these products been sold at our historical average cost basis, a 61% and 52% gross margin would have been recorded on these product shipments for the three months ended September 30, 2003 and 2002, respectively. We currently do not anticipate that a significant amount of the excess inventories subject to the write-downs described above will be used in the future based upon our current demand forecast. Should actual future demand exceed the estimates that we used in writing down our excess inventories, we will recognize a favorable impact to cost of revenues and gross profits. Should demand fall below our current expectations, we may record additional inventory write-downs which will result in a negative impact to cost of revenues and gross profits.

Valuation of Deferred Tax Assets. Income taxes are accounted for under the asset and liability method. Deferred income tax assets or liabilities are recognized when differences exist between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating losses and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

We continually evaluate our deferred income tax assets as to whether it is “more likely than not” that the deferred tax assets will be realized. In assessing the realizability of our deferred tax assets, we consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Based on this assessment, we believe that significant uncertainty exists surrounding the recoverability of the deferred tax assets and we accordingly maintain a valuation allowance for all of our net deferred tax assets.

Estimated Restructuring Reserves. During the nine months ended September 30, 2003, we have recorded restructuring charges and asset impairments totaling $3.1 million related to employee termination benefits and costs to exit certain facilities, net of sub-lease benefits. We also recorded restructuring charges and asset impairments totaling $3.9 million and $32.5 million in the years ended December 31, 2002 and 2001, respectively. At September 30, 2003, the restructuring liabilities that remain total $25.1 million on our consolidated balance sheets, compared to $27.5 million as of December 31, 2002. The decrease of $2.4 million during the nine months ended September 30, 2003 was related to cash payments for severance and lease costs on excess facilities and a non-cash reduction to the remaining restructuring liability as we entered into new sub-lease arrangements with third parties to rent a portion of our excess space, offset by the restructuring charges and adjustments taken in the first, second and third quarters of fiscal 2003. Management used certain assumptions to derive this estimate, including future maintenance costs, price escalation and sublease income derived from these facilities. Should we negotiate additional sublease rental income agreements or reach a settlement with our lessors to be released from our existing obligations, we could realize a favorable benefit to our results of future operations. Should future lease, maintenance or other costs related to these facilities exceed our estimates, we could incur additional expenses in future periods.

Valuation of Investments in Non-Publicly Traded Companies. Since 1999, we have been making strategic debt and equity investments in non-publicly traded companies that develop technologies that are complementary to our product road map. We consider the provisions of FIN No. 46 “Consolidation of Variable Interest Entities (FIN 46), as amended, as it relates to investments in entities formed subsequent to February 1, 2003 to determine if consolidation is appropriate. If we conclude that consolidation of the investment is not appropriate, then we evaluate each investment based on our level of ownership and whether or not we have the ability to exercise significant influence over the investee company. As a result of this evaluation, we then account for these investments through either the cost or equity method. These investments are reviewed periodically for impairment. The appropriate reductions in carrying values are recorded when, and if, necessary. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, we carefully consider the investee’s cash position, projected cash flows (both short and long-term), financing needs, most recent valuation data, the current investing environment, management / ownership changes and competition. This evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. Based on our evaluations, we recorded impairment charges related to our investments in non-publicly traded companies of $0.05 million during the nine months ended September 30, 2003 and $8.7 million during the year ended December 31, 2002. We used the modified equity method of accounting to determine the impairment loss for certain investments accounted for under the cost method. It was determined that no better current evidence of the value for our cost method investments existed and we believe that this gives us the best basis for our estimate given the negative cash flows of these companies. The modified equity method of accounting results in recording an impairment loss for a cost method investment equal to the investor’s proportionate share of the investee’s losses. The impairment loss approximates, from the inception of the investor’s investment, the proportionate reduction in the investor’s contributed capital as it is consumed to fund operating losses of the investee company.

The total investment in non-publicly traded companies was $1.4 million and $2.0 million as of September 30, 2003 and December 31, 2002, respectively on the consolidated balance sheets. During the three months ended March 31, 2003, the Company liquidated its limited partnership investment in GTV Capital, Inc. and received a cash payment of approximately $0.9 million, representing a return of capital. Refer also to Note 7—Investments in Non-Publicly Traded Companies in our unaudited interim consolidated financial statements for additional details.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited interim consolidated statements of operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net revenues:
Product revenues	93%	99%	96%	96%
Service revenues	7%	1%	4%	4%

Total net revenues	100%	100%	100%	100%

Cost of revenues:
Product cost of revenues	26%	44%	27%	32%
Provision for excess inventories	—	132%	9%	37%
Service cost of revenues	2%	—	1%	7%

Total cost of revenues	28%	176%	38%	76%

Gross profit (loss)	72%	(76%)	62%	24%

Total operating expenses:
Research and development	187%	382%	191%	311%
Marketing and sales	49%	93%	50%	77%
General and administrative	24%	44%	25%	45%
Goodwill impairment	—	1,638%	—	460%
Restructuring (benefit)/charge and asset impairments	(15%)	151%	19%	31%
Purchased in-process research and development	8%	—	3%	15%

Total operating expenses	254%	2,308%	288%	940%

Operating (loss)	(182%)	(2,384%)	(226%)	(916%)

Net Revenues

The following tables summarizes our net product revenue mix by product line for the three and nine months ended September 30, 2003 and 2002 (dollar amounts in thousands), respectively:

	Three Months Ended September 30, 2003		Three Months Ended September 30, 2002		Percentage Increase / (Decrease) in Product Revenues
	Product Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues
SONET/SDH	$2,869	54%	$382	11%	651%
Asynchronous/PDH	874	17%	919	25%	(5%)
ATM/IP	939	18%	1,669	46%	(44%)
Multi Service/Switching	582	11%	665	18%	(13%)

Total	$5,264	100%	$3,635	100%	45%

	Nine Months Ended September 30, 2003		Nine Months Ended September 30, 2002		Percentage Increase / (Decrease) in Product Revenues
	Product Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues
SONET/SDH	$5,727	36%	$3,951	32%	45%
Asynchronous/PDH	2,633	17%	3,060	25%	(13%)
ATM/IP	6,167	39%	4,673	37%	32%
Multi Service/Switching	1,183	8%	746	6%	59%

Total	$15,711	100%	$12,430	100%	26%

Net product revenues for the three and nine months ended September 30, 2003 increased by $1.6 million and $3.3 million from the comparable periods in 2002. This represents a 45% and 26% increase from the comparable three and nine months of the prior year. The increase in revenues for the three months ended September 30, 2003 is attributable primarily to our SONET/SDH product line and in particular, our products, L3M and OMNI-TP. This increase was offset by reduced shipments within the quarter primarily of our ASPEN devices. Revenues for the nine months ended September 30, 2003 increased primarily due to shipments of our ATM/IP products: ASPEN and CUBIT-Pro and our SONET/SDH products: SOT-3 and L3M. Given the lack of visibility in the current market, we cannot predict when, and to the extent that, historical revenue levels or product mix percentages will return, if at all.

Included in total net revenues were service revenues consisting principally of design services performed for third parties on a short-term contract basis. Service revenues for the three and nine months ended September 30, 2003 were $0.4 million and $0.7 million compared to $0.02 million and $0.6 million from the comparable periods in 2002. Service revenues are not our primary strategic focus and, as such, will fluctuate up or down from period to period, depending on business priorities.

International net revenues represented approximately 60% and 68% of net revenues for the three and nine months ended September 30, 2003, compared with approximately 66% and 54% of net revenues for the three and nine months ended September 30, 2002.

Gross Profit

The following tables present the impact to gross profit from the sale of previously written down inventory for the three and nine months ended September 30, 2003 and 2002, respectively:

	Three months ended September 30, 2003		Three months ended September 30, 2002
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %
Gross profit—as reported	$4,073	72%	$(2,778)	(76%)
Excess inventory benefit (1)	(602)	11%	(182)	(5%)
Excess inventory charge (2)	—	—	4,832	133%

Gross profit—as adjusted	$3,471	61%	$1,872	52%

	Nine months ended September 30, 2003		Nine months ended September 30, 2002
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %
Gross profit—as reported	$10,167	62%	$3,182	24%
Excess inventory benefit (1)	(2,948)	(18%)	(1,735)	(13%)
Excess inventory charge (2)	1,498	9%	4,832	37%

Gross profit—as adjusted	$8,717	53%	$6,279	48%

(1)	We realized an excess inventory benefit from the sale of products that had previously been written down to a cost basis of zero. For the purpose of comparing the change in gross profit on net revenues, we are excluding this benefit and calculating gross profit on these product revenues as if they had been sold at their approximate historical average costs.

(2)	We recorded a charge for excess inventories during the respective period. For the purposes of comparing the change in gross profit on net revenues, we are excluding this charge and calculating gross profit on these product revenues as if they had been sold at their approximate historical average costs.

Total gross profit for the three months ended September 30, 2003 increased by $1.3 million, or 69%, from the comparable three months of the prior year. Total gross profit for the nine months ended September 30, 2003 increased by $2.4 million, or 38%, from the comparable nine months of the prior year. The increase in gross profit for the three and nine months ended September 30, 2003 is the result of changes in the product mix and lower inventory charges over the prior year. We do not believe that these quarterly fluctuations of our gross margins indicate a shift in our long-term expected margin trend, either positive or negative.

We anticipate that gross profit will continue to fluctuate due to the impact of product mix at current revenue levels and the continued impact of fixed cost absorption of our production operations.

Research and Development

Research and development expenses for the three and nine months ended September 30, 2003 decreased by $3.3 million and $9.1 million respectively, or 24% and 23% from the comparable three and nine months of the prior year. This decrease is due, in part, to the restructuring plans implemented in 2002 and 2003, which resulted in reduced headcount and space that lowered our compensation, benefit and facility costs. This decrease was offset by an increase in fabrication charges compared to the same period a year ago. We currently do not expect any significant changes in our salary and benefit costs in fiscal 2003. However, fabrication and other development costs will continue to fluctuate up and down as we complete the development cycle of several new products. As a percentage of total net revenues, our research and development costs decreased as we continue to lower these expenses and our revenues have increased from the prior periods.

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

Marketing and Sales

Marketing and sales expenses for the three and nine months ended September 30, 2003 decreased by $0.6 million and $1.9 million respectively, or 18% and 19%, from the comparable three and nine months of the prior year. This decrease in absolute dollars is due primarily to the restructuring plans implemented in 2002 and 2003, which resulted in reduced headcount and facility space that lowered our compensation, benefit and facility costs. As a percentage of total net revenues, our marketing and sales costs have decreased as we continue to lower these expenses and our revenues have increased from prior periods.

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

General and Administrative

General and administrative expenses for the three and nine months ended September 30, 2003 decreased by $0.2 million and $1.7 million respectively, or 15% and 30%, from the comparable three and nine months of the prior year. This decrease is due, in part, to the restructuring plans implemented in 2002 and 2003, which resulted in reduced headcount and facility space that lowered our compensation, benefit and facility costs. We also reduced our legal and professional fees, which were offset by higher insurance costs over the prior year. As a percentage of total net revenues, our general and administrative costs have decreased as we continue to lower these expenses and our revenues have increased from prior periods.

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

Restructuring (Benefit) Charge and Asset Impairments

In January 2003, we announced a restructuring plan in order to lower our operating expense run-rate due to then current and anticipated business conditions. This plan resulted in a work-force reduction of approximately 25% of existing personnel. Also, we announced the closing of our South Brunswick, NJ (SOSi) design center, and the reduction of staff in Boston, MA and Shelton, CT. This workforce reduction also impacted our Switzerland and Belgium locations. In addition, we have postponed the completion of the IAD product line and archived the related intellectual property until that market returns, if ever. During the three months ended September 30, 2003, we incurred approximately $0.9 million in restructuring benefit as we leased a portion of our excess facilities. During the nine months ended September 30, 2003, we incurred approximately $3.4 million in restructuring expenses related to employee termination benefits and $0.5 million related to excess facility costs. In addition, we recorded a charge for fixed assets that were impaired with a net book value totaling $0.3 and a patent on our IAD product line with a net book value of $0.2 million. This resulted in a total restructuring and asset impairment charge for the nine months ended September 30, 2003 totaling $4.3 million. This restructuring charge was partially off set by a benefit of $1.2 million realized, as we were able to sub-lease portions of our excess facilities, for a net restructuring expense for the nine months ended September 30, 2003 of $3.1 million. We do not anticipate any significant additional charges related to employee termination benefits. We estimate that there will be future adjustments to our liability for future lease payments as market conditions change. We estimate future operating expense savings related to this plan to be approximately $8.3 million of personnel costs and $0.3 million of facility costs for total annual savings of approximately $8.6 million. However, there can be no assurances that future events will not cause the actual savings to rise or fall in future periods.

Purchased In-Process Research and Development

During the three months ended September 30, 2003, we recorded a charge for purchased in-process research and development (“IPR&D”) of $0.5 million related to the purchase of ASIC Design, Inc. There were no charges for IPR&D in the same period of the prior year. During the nine months ended September 30, 2003 and 2002, we recorded a charge for purchased IPR&D of $0.5 and $2.0 million related to our purchase of ADS and SOSi (in March of 2002), respectively.

At the time of acquisition, ADS had one project that qualified for IPR&D activities, which is referred to as the VTXP chip. The project was started concurrently with ADS’s inception in 2002 and is scheduled for its first release during 2004.

The $0.5 million allocated to IPR&D was determined through an independent valuation using established valuation techniques in the telecommunications and data communications industries. The value allocated to IPR&D was based upon the forecasted operating after-tax cash flows from the technology acquired, giving effect to the stage of completion at the acquisition date. Future cash flows were adjusted for the value contributed by any core technology and development efforts expected to be completed post acquisition. These forecasted cash flows were then discounted at rates commensurate with the risks involved in completing the acquired technologies, taking into consideration the characteristics and applications of each product, the inherent uncertainties in achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. A project’s risk is the highest at its inception. As the project progresses, the risk of a project generally decreases. As of the acquisition date, the VTXP chip was still in its initial stages of development. After considering these factors, the risk-adjusted discount rates for the VTXP chip product was determined to be 50%. As this acquired technology had not yet reached technological feasibility and for which no alternative future uses existed, it was expensed upon acquisition in accordance with FASB issued Statement No. 2, “Accounting for Research and Development Costs.”

Impairment of Investments in Non-Publicly Traded Companies

In February 2003, we made a convertible bridge loan investment in IC4IC totaling $0.05 million. In March 2003, this investment was impaired, as IC4IC was not able to raise sufficient equity or debt to fund its operations. During early April 2003, IC4IC’s Board of Directors made the decision to discontinue operations.

Equity in Net Losses of Affiliates

We account for our investments in OptiX Networks, Inc. (OptiX), and GTV Capital, L.P. (GTV) under the equity method of accounting whereby our pro-rata share of the net income or losses from these investee companies are recorded on the consolidated statements of operations and, accordingly, the carrying value of the investments is reduced on the consolidated balance sheets. During the first quarter of 2003, we received the remaining balance of our investment in GTV of approximately $0.9 million, which represented a return of capital. As of March 31, 2003, we no longer had an investment in GTV.

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

Our pro-rata share of equity losses were $0.6 million and $1.4 million for the three and nine months ended September 30, 2003 compared to $0.7 million and $1.8 million for the three and nine months ended September 30, 2002, respectively. Equity losses in GTV ceased after the first quarter of 2003 with the return of our remaining capital from this venture capital limited partnership. The decrease in equity losses is due to lower overall operating expenses at OptiX in fiscal 2003 compared to the same period in 2002. Equity in net losses of affiliates will continue to be a component of our other income (expense) in future periods and amounts will fluctuate depending primarily on the business results of OptiX.

Gain on the Exchange and Repurchase of our 4.50% Convertible Notes due 2005

We did not repurchase any of our notes during the three and nine months ended September 30, 2003. However, on September 30, 2003, we completed our exchange offer with and new money offering to the holders of our 4.50% Convertible Notes due 2005 (4.50% Notes). We issued $98.0 million aggregate principal amount of 5.45% Convertible Plus Cash NotesSM due September 30, 2007 (Plus Cash Notes), which represented $74.0 million of Plus Cash Notes issued in exchange for $89.7 million in principal amount of its 4.50% Notes tendered in the exchange offer and $24.0 million of Plus Cash Notes sold for cash. We recorded a gain on the exchange of approximately $14.5 million, which is calculated as follows:

Carrying value of 4.50% Notes exchanged	$89,671
Less: deferred financing fees	1,245

Net carrying value of 4.50% Notes	88,426
Less: fair value of Plus Cash Notes issued on exchange	73,963

Gain on exchange	$14,463

In the three months ended March 31, 2002, we repurchased, through a tender offer, approximately $199.9 million face value of our outstanding 4.50% Notes for a cash payment of $139.9 million. This resulted in a gain of $52.0 million, net of transaction costs, $4.8 million in deferred financing fees related to these notes and approximately $19.5 million recorded as income tax expense during the three months ended March 31, 2002. Prior to fiscal year 2003, this gain had been classified as extraordinary on the consolidated statement of operations. However, we adopted SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” effective January 1, 2003, which requires gains from the extinguishment of debt to be included in results from continuing operations. Accordingly, we have reclassified the gains on the early extinguishment of debt and the related deferred financing fees and income taxes that were previously recorded in the consolidated statements of operations as an extraordinary item to other (expense) income and income tax expense, respectively.

Interest Income (Expense)

Interest expense, net for the three months ended September 30, 2003 increased by $0.8 million compared to the three months ended September 30, 2002. This increase for the three months ended September 30, 2003 is due to lower interest income, as a result of a lower average cash balance and declining interest rates, in which to offset interest expense during the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002.

Interest expense, net for the nine months ended September 30, 2003 was $2.3 million compared to $1.5 million for the nine months ended September 30, 2002. This increase for the nine months ended September 30, 2003 is due to lower interest income, as a result of a lower average cash balance and declining interest rates, in which to offset interest expense during the nine months of fiscal 2003 compared to the nine months of fiscal 2002.

At September 30, 2003 and 2002, the effective interest rate on our interest-bearing securities was approximately 1.3% and 2.5%, respectively.

Income Tax Expense

For the three months ended September 30, 2003 and 2002, the income tax expense was $0.1 million and $61.5 million, respectively. During the three months ended September 30, 2002 we evaluated and determined that it was not “more likely than not” that all of the deferred tax assets will be realized. Accordingly, a valuation reserve was recorded against all of our net deferred tax assets, which accounted for the decrease between the 2002 and 2003 quarterly periods. We have not or will not recognize a deferred tax benefit until the business achieves sustained profitability. We have and expect to continue to maintain a deferred tax valuation allowance. We expect to continue to incur foreign income tax expenses on our consolidated statements of operations in future periods

For the nine months ended September 30, 2003 and 2002, the income tax expense was $0.3 and $69.2 million respectively. The decrease for the nine month period from the prior year is due primarily to the Company recording a valuation allowance against all of our net deferred tax assets in 2002.

Extraordinary Loss Upon Consolidation of TeraOp (USA), Inc.

In January 2003, FIN No. 46 “Consolidation of Variable Interest Entities “ (FIN 46) was issued. The interpretation provides guidance on consolidating variable interest entities and applies to all variable interests in variable interest entities created after January 31, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or if the equity investors lack certain specified characteristics. We applied the provisions of FIN 46 to our investment in TeraOp (USA), Inc. (TeraOp) as of February 1, 2003, which required us to consolidate the results of TeraOp.

During the first quarter 2003, we loaned TeraOp $0.5 million under a new convertible loan agreement, which provides us with additional contractual rights over existing debt or equity investors. In addition, we are also in a position, as a result of the loan, to negotiate a more favorable conversion price of the equity securities of TeraOp and have the ability to control the operations of TeraOp. None of the existing debt or equity investors, other than us, is expected to, or is obligated to, absorb any additional losses from their investment given that the equity in TeraOp was negative as of January 31, 2003. As a result, the convertible loan has been determined to be a variable interest and TeraOp is now considered a variable interest entity, as defined by FIN 46. We have calculated the effect of the initial measurement as of January 31, 2003. As a result of this measurement and consolidation of TeraOp, we recognized an extraordinary loss of approximately $0.1 million, as the fair value of TeraOp’s liabilities exceeded its assets by this amount. All significant intercompany balances, including our investments in TeraOp, have been eliminated upon consolidation.

Cumulative Effect on Prior Years of Retroactive Application of New Depreciation Method

Effective January 1, 2003, we changed the method of depreciating property and equipment to the straight-line method. Depreciation of property and equipment in prior years was computed using the half-year convention method. We evaluated the use and related consumption of all classes of acquired property and equipment and have determined that many of our assets are used and consumed on a consistent level over their estimated economic lives. Under the half-year convention method, property and equipment placed in service during the first year of acquisition was subject to six months of depreciation expense regardless of when the asset was acquired, placed in service and consumed. We believe that the straight-line method results in a better approximation of the underlying consumption of the asset over its estimated useful life and provides a better matching of revenues and expenses. The effect of the change in depreciation method as of January 1, 2003 was applied retroactively to property and equipment acquisitions of prior years. The cumulative effect of the change with respect to the retroactive application of the straight-line method is approximately an $0.8 million charge and has been recorded as such on the consolidated statement of operations for the period ended March 31, 2003. This charge has not been presented net of an income tax benefit as we continue to maintain a full valuation allowance against our net deferred income tax assets. There were no such charges during the quarter ended September 30, 2003 or in the comparable three and nine month periods of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, we had total cash, cash equivalents and marketable securities of approximately $189.0 million. We continue to invest in new product development and, as such, we are not currently generating positive cash flow from our operations. Our cash, cash equivalents and marketable securities are our primary source of liquidity.

Cash, Cash Equivalents and Investments

We have financed our operations and have met our capital requirements since incorporation in 1988 primarily through private and public issuances of equity securities, convertible notes, bank borrowings and cash generated from operations. Our principal sources of liquidity as of September 30, 2003 consisted of $143.2 million in cash and cash equivalents, $30.5 million in short-term investments and $15.3 million in long-term investments in marketable securities for a total cash and investment balance of $189.0 million. Cash equivalents are instruments with maturities of less than 90 days, short-term investments have maturities of greater then 90 days but less than one year and long-term investments have maturities of greater than one year. Our cash equivalents and short-term and long-term investments consist of U.S. Treasury Bills, corporate bonds, asset-backed obligations, taxable municipal securities, money market instruments and overnight repurchase investments.

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

Cash Inflows and Outflows

During the nine months ended September 30, 2003, the net decrease in cash and cash equivalents and short and long-term investments was $16.4 million compared with a net decrease of $215.6 million during the nine months ended September 30, 2002. We used a total of $7.3 million of cash and cash equivalents during the nine months ended September 30, 2003 as well as $9.1 million of matured short and long-term investments.

As reported on our consolidated statements of cash flows, our decrease in cash and cash equivalents during the nine months ended September 30, 2003 and 2002 is summarized as follows (in thousands):

	Nine Months ended September 30,
	2003	2002
Net cash used in operating activities	$(34,484)	$(55,012)
Net cash provided by investing activities	6,949	3,843
Net cash provided by (used in) financing activities	19,892	(142,549)
Effect of foreign exchange rate changes	310	224

Total decrease in cash and cash equivalents	$(7,333)	$(193,494)

Details of our cash inflows and outflows are as follows for the nine months ended September 30, 2003 and 2002:

Operating Activities: During the nine months ended September 30, 2003, we used $34.5 million in cash, which consists principally of our net loss for the period of approximately $27.4 million, offset by non-cash adjustments of $1.6 million, plus net restructuring payments of $1.5 million and working capital usage of approximately $4.0 million. This compares to an operating cash usage of $55.0 million during the nine months ended September 30, 2002. We have reduced our operating cash usage by lowering overall operating expenses through workforce reductions and facility closings.

Investing Activities: During the nine months ended September 30, 2003, we generated approximately $6.9 million from investing activities. This compares to cash generated from investing activities of $3.8 million during the nine months ended September 30, 2002. The net cash generated was primarily due to the net proceeds (investments matured were greater than investments purchased) of held-to-maturity short and long-term investments totaling $9.1 million partially offset by capital expenditures and net investments in non-publicly traded companies. Capital expenditures for the nine months ended September 30, 2003 were approximately $1.3 million compared to $8.8 million in the comparable nine months of the prior year as we have significantly scaled back our capital spending along with reducing facilities and the size of our work force. Finally, during the nine months ended September 30, 2003, we made investments in non-publicly traded companies of approximately $1.4 million versus $3.7 million during the nine months ended September 30, 2002. These investments were partially offset by a cash inflow of $0.9 million as we liquidated our limited partnership investment in GTV Capital, Inc. during the period.

Financing Activities: During the nine months ended September 30, 2003, we generated $19.9 million in financing activities, which consisted primarily of the proceeds from the issuance of our 5.45% Convertible Plus Cash Notes due 2007 of $24.0

million offset by $4.4 million of deferred financing fees. This compares with a use of approximately $142.6 million in the prior year, which was related to the repurchase of our 4.50% Convertible Notes due 2005.

Effect of Exchange Rates and Inflation: Exchange rates and inflation have not had a significant impact on our operations or cash flows.

Commitments and Significant Contractual Obligations

We have existing commitments to make future interest payments on our existing 4.50% Convertible Notes due 2005 (the 4.50% Notes) and to redeem these notes in September 2005. We also have commitments to make future interest payments on our 5.45% Convertible Plus Cash Notes due 2007 (the Plus Cash Notes) and to redeem these notes in September 2007. Over the remaining life of the outstanding notes, we expect to accrue and pay approximately $23.6 million in interest to the holders of both the 4.50% Notes and the Plus Cash Notes.

We have outstanding operating lease commitments of approximately $47.9 million payable through 2017. Some of these commitments are for space that is not being utilized and, as a result, we have recorded restructuring charges for excess facilities. As of September 30, 2003, we have in place sublease agreements totaling $11.9 million to rent portions of our excess facilities generally over the next seven years. We are in the process of trying to sublease additional excess space but it is unlikely that any sublease income generated will offset the entire future commitment. We currently believe that we can fund these lease commitments in the future. However, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations. A summary of our significant future contractual obligations as September 30, 2003 and their payments by fiscal year is summarized as follows (in thousands):

	Total	Payments Due by Period
Contractual Obligations		Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Interest on convertible notes	$23,556	$6,439	$11,778	$5,339	$—
Redemption of convertible notes	122,405	—	24,442	97,963	—
Operating lease commitments	47,887	5,169	9,021	7,397	26,300
Capital lease and other commitments (principal and interest)	847	259	220	368	—

	$194,695	$11,867	$45,461	$111,067	$26,300

We also have pledged approximately $1.2 million in available cash and cash equivalents as collateral for stand-by letters of credit that guarantee certain long-term property lease obligations.

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145). As it applies to the Company, SFAS 145 requires that certain gains and losses on extinguishments of debt be classified as income or loss from continuing operations, rather than as extraordinary items, as previously required under SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (SFAS 4). The Company adopted SFAS 145 effective January 1, 2003 and, accordingly, reclassified the gain on the early extinguishment of its debt, which included the related transaction fees, deferred financing fees and income taxes which was previously recorded in the consolidated statement of operations as an extraordinary item to other income (expense) and income tax expense, respectively.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). The effect of SFAS 146 is to spread out the reporting of expenses related to restructurings initiated after 2002, because commitment to a plan to exit an activity or dispose of long-lived assets is no longer sufficient to record a liability for the anticipated costs. Instead, companies are to record exit and disposal costs when they are “incurred” and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS 146 are effective for exit and disposal activities that are initiated after December 31, 2002. In conjunction with the January 2003 restructuring plan, the Company has applied the provisions of SFAS 146. Refer also to Note 6—Restructuring Liabilities for further details on the January 2003 restructuring plan.

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

In January 2003, FIN No. 46, “Consolidation of Variable Interest Entities” (FIN 46) was issued. The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests in variable interest entities created after January 31, 2003. The guidelines of the interpretation will become applicable for the Company as of December 31, 2003 for variable interest entities created before February 1, 2003, as the Financial Accounting Standards Board has issued a staff position delaying the effective date of the FIN 46 for public companies. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. The Company applied the provisions of FIN 46 as of February 1, 2003, for its investment in TeraOp (USA), Inc. (TeraOp), which resulted in the Company consolidating the results of TeraOp (USA), Inc. Refer also to Note 7—Investments in Non-Publicly Traded Companies for further details.

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). SFAS 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company adopted SFAS 149 beginning in the third quarter of 2003. The adoption of SFAS 149 did not have a material impact on the Company’s financial position, cash flows or results of operations.

On May 15, 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150). SFAS 150 requires that an issuer classify financial instruments that are within its scope as a liability (or as an asset in some circumstances). Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150 beginning in the third quarter of 2003. The adoption of SFAS 150 did not have a material impact on the Company’s financial position, cash flows or results of operations.

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

Our net revenues have declined substantially during the past two years. Net revenues for the years ended December 31, 2002 and 2001 were $16.6 million and $58.7 million, respectively. Our net revenues recorded during the three and nine months ended September 30, 2003 were $5.7 million and $16.4 million, respectively. Due to current economic conditions and slowdowns in purchases of VLSI semiconductor devices, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our net revenues could fluctuate substantially in the future.

There has been a significant increase in our net losses.

Our net losses have increased substantially during the past two years. Net loss for the years ended December 31, 2002 and 2001 were $165.2 million and $79.4 million, respectively. Our net income (loss) recorded during the three and nine months ended September 30, 2003 were $2.6 million and $(27.4) million, respectively. Due to current economic conditions and a significant decline in our net revenues, we expect that our operating results will continue to fluctuate substantially in the future.

We are using our available cash and investments each quarter to fund our operating activities.

During the nine months ended September 30, 2003, we used $7.3 million of our available cash and cash equivalents to fund our operating, investing and financing activities and redeemed $9.1 million of short and long-term investments for a total cash and investment usage of $16.4 million.

During the year ended December 31, 2002, we used $219.7 million of our available cash and cash equivalents to fund our operating, investing and financing activities and redeemed $11.0 million of short and long-term investments for a total cash and investment usage of $230.7 million. This significant use of cash included approximately $143.2 million to repurchase some of our outstanding 4.50% Convertible Notes due 2005 (including transaction fees) through a tender offer in March 2002.

We anticipate that we will use approximately $12 million to $14 million in cash, cash equivalents and investments during the fourth quarter of 2003 to fund our operating, investing and financing activities. We will continue to use our available cash, cash equivalents and investments in the future and we believe that we have sufficient cash for our needs for at least the next twelve months. We will continue to experience losses and use our cash, cash equivalents and investments if we do not receive sufficient product orders and our costs are not reduced to offset the decline in revenue.

We have substantial indebtedness and recently took steps to restructure this indebtedness by offering new convertible notes.

We currently have $24.4 million in principal amount of indebtedness outstanding in the form of our 4.50% Convertible Notes due September 2005 (the 4.50% Notes). On September 30, 2003, we exchanged $89.7 million of our 4.50% Notes for $74.0 million of our 5.45% Convertible Plus Cash NotesSM due 2007 (the Plus Cash Notes) (the exchange offer). We also issued an additional $24.0 million of our Plus Cash Notes for cash (the new money offering).

In addition to this indebtedness, we may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could:

•	make it difficult for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

•	make it difficult for us to make payments on our 4.50% Notes or our Plus Cash Notes;

•	limit our flexibility in planning for, or reacting to changes in, our business; and

•	make us more vulnerable in the event of a downturn in our business.

There can be no assurance that we will be able to meet our debt service obligations, including our obligations under the 4.50% Notes or the Plus Cash Notes. The terms of our Plus Cash Notes permit the holders thereof to voluntarily convert their notes at any time into a certain number of shares of our common stock and receive a certain amount in cash, which we refer to as the plus cash amount, and we have the option of settling this cash amount in additional shares of our common stock. These Plus Cash Notes also permit us to automatically convert some or all of the Plus Cash Notes subject to certain conditions. As a result of these shares of our common stock being issued upon voluntary or automatic conversion of the Plus Cash Notes our stockholders may experience substantial dilution of their ownership interest. In addition, we may not elect to settle the plus cash amount payable upon voluntary or automatic conversion in additional shares of our common stock, or we may be restricted from doing so pursuant to the terms of the Plus Cash Notes. If a significant percentage of our Plus Cash Notes are voluntarily or automatically converted, we may be required to use all or a significant portion of our available cash, which could have a material adverse effect on our business, prospects, financial condition and operating results.

We may not be able to pay our debt and other obligations.

If our cash, cash equivalents, short and long term investments and operating cash flows are inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the 4.50% Notes, the Plus Cash Notes or our other obligations, we would be in default under the terms thereof, which would permit the holders of the 4.50% Notes, the Plus Cash Notes and our other obligations to accelerate their maturities and which could also cause defaults under any future indebtedness we may incur. Any such default or cross default would have a material adverse effect on our business, prospects, financial condition and operating results. In addition, we cannot be sure that we would be able to repay amounts due in respect of the 4.50% Notes and the Plus Cash Notes if payment of those notes were to be accelerated following the occurrence of an event of default as defined in the respective indentures of the 4.50% Notes and Plus Cash Notes.

We may incur additional indebtedness, including secured indebtedness, which may have rights to payment superior to our 4.50% Notes and Plus Cash Notes.

Our 4.50% Notes and Plus Cash Notes are unsecured obligations. The terms of the 4.50% Notes and the Plus Cash Notes do not limit the amount of additional indebtedness, including secured indebtedness, that we can create, incur, assume or guarantee. Upon any distribution of our assets upon any insolvency, dissolution or reorganization, the payment of the principal of and interest on our secured indebtedness will be distributed out of our assets, which represent the security for such indebtedness. There may not be sufficient assets remaining to pay amounts due on any or all of the 4.50% Notes or the Plus Cash Notes then outstanding once payment of the principal and interest on our secured indebtedness has been made.

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

The terms of the Plus Cash Notes include voluntary and automatic conversion provisions upon which shares of our common stock would be issued, and would also permit us to satisfy certain interest and other payments with additional shares of our common stock. As a result of these shares of our common stock being issued our stockholders may experience substantial dilution of their ownership interest.

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

In response to anticipated long lead times to obtain inventory and materials from our foundries, we may order inventory and materials in advance of anticipated customer demand, which might result in excess inventory levels if the expected orders fail to materialize. As a result, we cannot predict the timing and amount of shipments to our customers, and any significant downturn in customer demand for our products would reduce our quarterly and our annual operating results. As a result of these conditions, during the nine months ended September 30, 2003 and for the years ended December 31, 2002 and 2001, we recorded write-downs for excess inventories totaling $1.5 million, $4.8 million and $39.2 million, respectively.

We may have to further restructure our business.

In January 2003, we announced a restructuring plan in order to lower our operating expense run-rate due to current and anticipated business conditions. This plan resulted in a work-force reduction of approximately 25% of existing personnel. Also, we announced the closing of our South Brunswick, NJ (SOSi) design center, and reduced staff in Boston, MA and Shelton, CT. This workforce reduction also impacted our Switzerland and Belgium locations. In addition, we have postponed the completion of the IAD product line and archived the related intellectual property until that market returns, if ever. During the nine months ended September 30, 2003, we incurred approximately $3.1 million in restructuring expenses related to employee termination benefits, excess facility costs and asset impairments.

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

Historically, a relatively small number of customers have accounted for a significant portion of our total net revenues in any particular period. For the quarter ended September 30, 2003, shipments to our top five customers, including sales to distributors, accounted for approximately 53% of our total net revenues. For the years ended December 31, 2002 and 2001, shipments to our top five customers, including sales to distributors, accounted for approximately 70% and 64% of our total net revenues, respectively. We expect that a limited number of customers may account for a substantial portion of our total net revenues for the foreseeable future. Some of the following may reduce our total net revenues or adversely affect our business:

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

Foreign markets are a significant part of our net revenues. Foreign shipments accounted for approximately 60% and 68% of our total net revenues for the three and nine months ended September 30, 2003, respectively and 59% for the year ended December 31, 2002. We expect foreign markets to continue to account for a significant percentage of our total net revenues. A significant portion of our total net revenues will, therefore, be subject to risks associated with foreign markets, including the following:

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

We currently sell more than 50 products. Some of our products have a high gross profit while others do not. If our customers decide to buy more of our products with low gross profits and fewer of our products with high gross profits, our total gross profits could be adversely affected. We plan our mix of products based on our internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially.

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

In addition, although the telecommunications and data communications equipment markets grew rapidly in the late 1990s and early 2000s, we have been experiencing a significant slowdown in these markets since the beginning of 2001. We anticipate that these markets will continue to experience significant volatility in the near future.

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

We do not own or operate a VLSI circuit fabrication facility. Five foundries currently supply us with most of our semiconductor device requirements. Four of these relationships are governed by foundry agreements. While we have had good relations with these foundries, we cannot be certain that we will be able to renew or maintain contracts with them or negotiate new contracts to replace those that expire. In addition, we cannot be certain that renewed or new contracts will contain terms as favorable as our current terms. There are other significant risks associated with our reliance on outside foundries, including the following:

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

During the past three years, we have acquired seven privately held companies based in the United States and Europe. The integration of the operations of our seven acquisitions, Easics N.V., acquired in May 2000, Alacrity Communications, Inc., acquired in August 2000, ADV Engineering S.A., acquired in January 2001, Horizon Semiconductors, Inc., acquired in February 2001, Onex Communications Corporation, acquired in September 2001, Systems On Silicon, Inc., (SOSi) acquired in March 2002, and ASIC Design Services, Inc., acquired in August 2003, has been completed.

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

We have made investments in early stage, venture-backed, start-up companies that develop technologies that are complementary to our product roadmap. The following table summarizes these investments as of September 30, 2003:

Investee Company	Initial Investment Date	Technology
OptiX Networks, Inc.	February 2000	10 Gb/s and 40 Gb/s SONET/SDH framing devices
Accordion Networks, Inc.	December 2001	Carrier class broadband multi-service access systems
Opulan Technologies	April 2003	High performance and cost-effective IP convergence ASSPs (application-specific standard products)

These investments involve all the risks normally associated with investments in development stage companies and, as a result, we have had to record impairment charges against most of these investments. As such, there can be no assurance that we will receive a favorable return on these or any future venture-backed investments that we may make. Additionally, our original and any future investments may continue to become impaired if these companies do not succeed in the execution of their business plans. Any further impairment or equity losses in these investments could negatively impact our future operating results.

The loss of key management could affect our ability to run our business.

Our success depends largely upon the continued service of our executive officers, including Dr. Santanu Das, President, Chief Executive Officer and Chairman of the Board of Directors, and other key management and technical personnel and on our ability to continue to attract, retain and motivate other qualified personnel.

Our stock price is volatile.

The market for securities of communication semiconductor companies, including those of TranSwitch, has been highly volatile. The market sale price of our common stock has fluctuated between a low of $0.21 and a high of $74.69 during the period from June 19, 1995 to September 30, 2003. The closing price was $3.13 on November 6, 2003. It is likely that the price of our common stock will continue to fluctuate widely in the future. Factors affecting the trading price of our common stock include:

•	response to quarter-to-quarter variations in operating results;

•	announcements of technological innovations or new products by us or our competitors;

•	current market conditions in the telecommunications and data communications equipment markets (we are currently and have been for the past two years experiencing a significant downturn); and

•	changes in earnings estimates by analysts.

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

Delaware corporate law, and our certificate of incorporation by-laws and shareholder rights plan contain certain provisions that could have the effect of delaying, deferring or preventing a change in control of TranSwitch even if a change of control would be beneficial to our stockholders. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Certain of these provisions:

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

Acts of terrorism affecting our locations or those of our suppliers in the United States or internationally may negatively impact our business.

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

Interest Rate Risk. We have investments in overnight repurchase agreements, money market accounts, government securities, corporate bonds and asset backed obligations that earn interest income and such interest income is a function of the market rates. As a result, we have exposure to changes in interest rates. For example, if interest rates were to decrease by one half percentage point from their current levels, our potential interest income for the remainder of 2003, assuming a constant cash balance, would decrease by approximately $0.9 million. We expect our cash balance to decline during fiscal 2003 and therefore expect that our interest income will also decrease.

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

Fair Value of Financial Instruments. As of September 30, 2003, our long-term debt consisted of convertible notes with interest at fixed rates of 4.50% and 5.45%, respectively. Consequently, we do not have significant cash flow exposure on our convertible notes. However, the fair market value of the convertible notes is subject to significant fluctuation due to changes in market interest rates and their convertibility into shares of our common stock. The fair market value of the then outstanding 4.50% and 5.45% convertible notes was approximately $21.5 million and $99.4 million and $68.7 million and zero at September 30, 2003 and December 31, 2002, respectively. Among other factors, changes in interest rates and our stock price affect the fair market value of our convertible notes.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not party to any material litigation proceedings. However, we are currently prosecuting civil action number 03-10228NG in U.S. District Court in Massachusetts, entitled TranSwitch Corp. v. Galazar Networks, Inc., and are responsible for litigation costs therefrom. We have asserted that Galazar Networks, Inc. (Galazar) infringes three of our United States Patents. In that action Galazar has alleged that those three patents are not infringed, are invalid and are unenforceable, and that we have committed unfair competition. There can be no assurances that we will be successful in our suit against Galazar or that Galazar will be unsuccessful in its allegations. In addition, on October 27, 2003 Galazar filed a motion for leave to amend its answer and counterclaims to the aforementioned action, which counterclaims include further allegations of unfair competition and allegations of anti-trust violations.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 18, 2003, we paid $0.2 million in cash and we issued under Regulation D of the Securities Act of 1933, as amended, 189,482 shares of common stock to the former stockholders of ASIC Design Services, Inc. (ASIC), a Delaware corporation, and in exchange for all of ASIC’s outstanding shares. We informed the former ASIC stockholder prior to the consummation of the transaction that the TranSwitch shares they would receive in exchange for their ASIC shares were not registered under the Securities Act and could not be resold without registration or an exemption therefrom. The former ASIC stockholders received shares of TranSwitch common stock bearing a restrictive legend. The former ASIC stockholders represented to us that they were acquiring the TranSwitch shares for their own account. The shares issued to the former ASIC stockholders were registered in a registration statement on Form S-3 (File No. 33-109571) that was declared effective on October 17, 2003.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit 3.1

Amended and Restated Articles of Incorporation, as amended to date (previously filed as Exhibit 3.1 to TranSwitch Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

Exhibit 3.2

By-Laws, as amended and restated, (previously filed as Exhibit 3.2 to TranSwitch Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

Exhibit 4.1

Indenture, by and between TranSwitch and U.S. Bank National Association, as trustee, relating to TranSwitch Corporation’s 5.45% Convertible Plus Cash NotesSM due September 30, 2007, dated September 30, 2003 (filed herewith).

Exhibit 10.1	Dealer Manager Agreement, by and between TranSwitch and U.S. Bancorp Piper Jaffray, dated August 27, 2003 (filed herewith).

Exhibit 10.2	Placement Agreement, by and between TranSwitch and U.S. Bancorp Piper Jaffray, dated August 27, 2003 (filed herewith).

Exhibit 31.1	CEO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	CFO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	CEO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.2	CFO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

TRANSWITCH CORPORATION (Registrant)

November 10, 2003 Date	/s/ Santanu Das

Dr. Santanu Das Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

November 10, 2003 Date	/s/ Peter J. Tallian

Peter J. Tallian Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit 3.1

Amended and Restated Articles of Incorporation, as amended to date (previously files as Exhibit 3.1 to TranSwitch Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

Exhibit 3.2

By-Laws, as amended and restated, (previously filed as Exhibit 3.2 to TranSwitch Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2001and incorporated herein by reference).

Exhibit 4.1

Indenture, by and between TranSwitch Corporation and U.S. Bank National Association as trustee, relating to TranSwitch Corporation’s 5.45% Convertible Plus Cash Notessm due September 30, 2007, dated September 30, 2003 (filed herewith).

Exhibit 10.1	Dealer Manager Agreement, by and between TranSwitch Corporation and U.S. Bancorp Piper Jaffray, dated August 27, 2003 (filed herewith)

Exhibit 10.2

Placement Agreement, by and between TranSwitch Corporation and U.S. Bancorp Piper Jaffray, dated August 27, 2003 (filed herewith) (previously filed as Exhibit 1.2 to Amendment No. 6 to TranSwitch Corporation’s Registration Statement on Form S-4 (Registration No. 333-105330) and as Exhibit 1.2 to Amendment No. 6 to TranSwitch Corporation’s Registration Statement on Form S-3 (Registration No. 333-105332) and incorporated herein by reference).

Exhibit 31.1	CEO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	CFO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	CEO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.2	CFO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).