Form 10-Q/A
period 2003-09-30
TRANSWITCH CORP /DE
filed 2003-12-19
CIK 944739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed solely to correct a clerical error reflected on the Company’s consolidated balance sheet as of September 30, 2003 and footnote 10 concerning the Company’s 5.45% convertible plus cash notes due 2007. The corrections contained in this Form 10-Q/A do not result in any change to the total assets, total liabilities or total stockholders’ equity on the consolidated balance sheet as of September 30, 2003, nor do they result in any change to the consolidated statement of operations for the three and nine months ended September 30, 2003 or consolidated statement of cash flows for the nine months ended September 30, 2003.

This Form 10-Q/A speaks as of the date of the original Form 10-Q and does not reflect events occurring after the filing of the original Form 10-Q, or modify or update the disclosures therein in any way, other than as required to reflect the corrections described above.

TranSwitch Corporation And Subsidiaries

FORM 10-Q/A

(Amendment No. 1)

For the Quarterly Period Ended September 30, 2003

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2003	December 31, 2002
	(as restated)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$143,215	$150,548
Short-term investments	30,501	33,099
Accounts receivable, net	2,486	2,228
Inventories	2,808	4,658
Prepaid expenses and other current assets	3,716	5,480

Total current assets	182,726	196,013
Long-term marketable securities	15,314	21,819
Property and equipment, net	10,555	17,219
Deferred financing fees, net	4,766	2,193
Other assets	3,737	6,109

Total assets	$217,098	$243,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,236	$2,044
Accrued expenses and other current liabilities	6,717	8,992
Accrued compensation and benefits	1,432	1,961
Accrued sales returns, allowances and stock rotation	1,015	1,479
Accrued interest	61	1,546
Restructuring liabilities	1,449	1,708

Total current liabilities	11,910	17,730
Restructuring liabilities—long term	23,633	25,849
5.45% Convertible Plus Cash Notes due 2007, net of debt discount of $23,278	74,685	—
Derivative liability	23,278	—
4.50% Convertible Notes due 2005	24,442	114,113

Total liabilities	157,948	157,692

Stockholders’ equity:
Common stock $.001 par value; authorized 300,000,000 shares; issued and outstanding, 90,606,635 shares at September 30, 2003 and 90,131,672 shares at December 31, 2002	91	90
Additional paid-in capital	290,566	290,007
Accumulated other comprehensive income	484	174
Accumulated deficit	(231,991)	(204,610)

Total stockholders’ equity	59,150	85,661

Total liabilities and stockholders’ equity	$217,098	$243,353

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

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“Statement 133”), the auto-conversion make-whole provision and the holder’s conversion right (collectively, “the features”) contained in the Plus Cash Notes are not clearly and closely related to the characteristics of the Plus Cash Notes. Accordingly, these features qualify as embedded derivative instruments and because they do not qualify for any scope exception within Statement 133, they are required by Statement 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments. In addition, the Company will apply the guidance set forth in Emerging Issues Task Force (“EITF”) 98-5 and EITF 00-27 which specifies the appropriate basis to account for the contingent beneficial conversion premium, a 5% discount contained in the Plus Cash Notes. This could occur in the future if and when the following conditions are met upon conversion of the Plus Cash Notes by the holder or issuer: (1) our common stock price exceeds the threshold price of $2.61 or the auto-conversion price of $5.47 and (2) we elect to settle these features with our common stock instead of with cash. To the extent we believe it is likely that the settlement of the conversion rights mentioned above and/or the interest accruing to the holder’s of the Plus Cash Notes will be made with our common stock, we will record incremental interest expense at that time.

Of the aggregate principal amount of Plus Cash Notes issued in the exchange offer and new money offering, $23.3 million has been allocated to these instruments based on their estimated fair values, of which $3.0 million and $20.3 million relates to the auto conversion make-whole provision and holder’s conversion right, respectively. The fair value of the auto-conversion make-whole provision and the holder’s conversion right was determined using a Monte Carlo simulation model and the Black-Scholes option pricing model, respectively. These embedded derivative instruments have been recorded as a derivative liability. Assuming the plus cash settlement price determined according to the voluntary conversion provision is or remains below the threshold price of $2.61, the derivative related to the holder’s conversion right will be adjusted quarterly for changes in fair value during the period of time that any such Plus Cash Notes are outstanding and classified as a liability, with the corresponding charge or credit to other expense or income. In subsequent periods, if the plus cash settlement price determined according to the voluntary conversion provision exceeds the threshold price of $2.61, the derivative related to the holder’s conversion right will be classified within stockholders’ equity and then be adjusted quarterly for changes in fair value during the period of time that any such Plus Cash Notes are outstanding, with the corresponding charge or credit to additional paid-in-capital. The auto-conversion make-whole provision will be adjusted quarterly for changes in fair value during the first two years that any such Plus Cash Notes are outstanding, with the corresponding charge or credit to other expense or income. The auto-conversion make-whole provision can only be settled with cash and, accordingly, will always be classified as a liability. The fair value of the auto-conversion make-whole provision and the holder’s conversion right of approximately $23.3 million has been recorded as a discount on the Plus Cash Notes. The discount on the Plus Cash Notes will be accreted to par value through quarterly interest charges over the four-year term of the Plus Cash Notes.

The following table summarizes the effects of the correction of a clerical error reflected on the Company’s previously reported consolidated balance sheet as of September 30, 2003. The corrections do not result in any change to the total assets, total liabilities or stockholders’ equity on the consolidated balance sheet, nor do they result in any change to the consolidated statement of operations for the three and nine months ended September 30, 2003 or consolidated statement of cash flows for the nine months ended September 30, 2003.

	September 30, 2003 (As Restated)	September 30, 2003 (As Previously Reported)
5.45% Convertible Notes due 2007, net of debt discount	$74,685	$94,952
Debt discount	$(23,278)	$(3,011)
Derivative liability	$23,278	$3,011

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

Exhibit 4.1

Indenture, by and between TranSwitch and U.S. Bank National Association, as trustee, relating to TranSwitch Corporation’s 5.45% Convertible Plus Cash NotesSM due September 30, 2007, dated September 30, 2003 (previously filed as Exhibit 4.1 to TranSwitch Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

Exhibit 10.1

Dealer Manager Agreement, by and between TranSwitch and U.S. Bancorp Piper Jaffray, dated August 27, 2003 (previously filed as Exhibit 10.1 to TranSwitch Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

Exhibit 10.2

Placement Agreement, by and between TranSwitch and U.S. Bancorp Piper Jaffray, dated August 27, 2003 (previously filed as Exhibit 10.1 to TranSwitch Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

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

TRANSWITCH CORPORATION (Registrant)

December 18, 2003 Date	/s/ Santanu Das

Dr. Santanu Das Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

December 18, 2003 Date	/s/ Peter J. Tallian

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

Exhibit 4.1

Indenture, by and between TranSwitch Corporation and U.S. Bank National Association as trustee, relating to TranSwitch Corporation’s 5.45% Convertible Plus Cash Notessm due September 30, 2007, dated September 30, 2003 (previously filed as Exhibit 4.1 to TranSwitch Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

Exhibit 10.1

Dealer Manager Agreement, by and between TranSwitch Corporation and U.S. Bancorp Piper Jaffray, dated August 27, 2003 (previously filed as Exhibit 10.1 to TranSwitch Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference)

Exhibit 10.2

Placement Agreement, by and between TranSwitch Corporation and U.S. Bancorp Piper Jaffray, dated August 27, 2003 (previously filed as Exhibit 10.2 to TranSwitch Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

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