Form 10-K
period 2003-12-31
TRANSWITCH CORP /DE
filed 2004-03-03
CIK 944739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $122.2 million. At February 25, 2004, as reported on the Nasdaq National Market, there were 91,041,156 shares of common stock, par value $.001 per share, of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference in Part III of this Form 10-K Report:

(1) Proxy Statement for the Registrant’s 2004 Annual Meeting of Shareholders—Items 10, 11, 12, 13 and 14.

Item 1. Business.

The following description of our business should be read in conjunction with the information included elsewhere in this document. The description contains certain forward-looking statements that involve risks and uncertainties. When used in this document, the words “intend”, “anticipate”, “believe”, “estimate”, “plan”, and “expect” and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements as a result of risk factors set forth elsewhere in this document. See also, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Factors That May Affect Future Results.”

General

TranSwitch is a Delaware corporation incorporated on April 26, 1988. We design, develop and market highly integrated semiconductor devices, also referred to as very large scale integration (VLSI) devices, that provide core functionality in voice and data communications network equipment deployed in the global communications network infrastructure. In addition to their high degree of functionality, our products incorporate digital and mixed-signal (analog and digital) processing capabilities, providing comprehensive system-on-a-chip (SOC) solutions to our customers.

Our products are compliant with relevant communications network standards including Asynchronous/Plesiochronous Digital Hierarchy (Asynchronous/PDH), Synchronous Optical Network/Synchronous Digital Hierarchy (SONET/SDH), Ethernet and Asynchronous Transfer Mode/Internet Protocol (ATM/IP). We offer several products that combine multi-protocol capabilities on a single chip, enabling our customers to develop network equipment for multi-service (voice, data and video) applications. A key attribute of our products is their inherent flexibility. Many of our products incorporate embedded programmable micro-processors, enabling us to rapidly accommodate new customer requirements or evolving network standards by modifying a function of the device via software instruction.

We bring value to our customers through our communications systems expertise, VLSI design skills and commitment to excellence in customer support. Our emphasis on technical innovation and complete reference solutions enables us to define and develop products that permit our customers to achieve faster time-to-market, and to produce communications systems that offer a host of benefits such as greater functionality, improved performance, lower power dissipation, reduced system size and cost and greater reliability for their customers.

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

Industry Background

State of the Market

After the severe downturn in the global telecommunication market in 2001 and 2002, the market showed signs of stability and mild recovery in the latter part of 2003. Communication service providers, internet service providers, regional Bell operating companies and interexchange carriers continue to closely monitor their capital expenditures. Spending on voice-only equipment is still slow while spending on equipment providing the efficient transport of data services on existing infrastructure appears to be slowly recovering. Demand for new, high bandwidth applications such as video conferencing, broadband audio and telephone is placing an increased burden on existing WANs.

We are heavily focused on two means of efficiently transporting data across the existing WAN infrastructure: Digital Subscriber Line (DSL) and Ethernet over SONET/SDH (EoS). Throughout the downturn from 2001 to 2003, the demand for DSL installations was sustained at an average of 6 million lines per quarter on a worldwide basis. With the advent of new technologies such as Asymmetrical Digital Subscriber Line 2+ (ADSL2+) and Very high data rate Digital Subscriber Line (VDSL) that allow greater bandwidth over larger distances, network equipment deployed in the field will need to be upgraded to provide these services.

Ethernet over SONET/SDH is another means of efficiently transporting Ethernet services over existing SONET/SDH networks eliminating the need for massive overlay networks. This is a new growth market for communication service providers and OEMs alike.

The Role of Communications Standards

In an effort to provide interoperability among communication networks and equipment, the communications industry has established numerous standards and protocols that address connectivity issues between networks and network equipment. Communication standards protocols for transmission of information such as voice, high speed data or video over electrical, optical or wireless media have been implemented to ensure that equipment from different manufacturers and the various public and private networks can communicate with each other reliably and efficiently. The VLSI devices supplied by us conform to these standards.

SONET and SDH standards were defined for efficient and reliable transport of information over optical fiber. SONET is primarily a North American standard, while SDH is its international counterpart. Introduced in the late 1980s, SONET and SDH were initially employed primarily for the transport of voice traffic in telephone networks. Prior to the introduction of the SONET/SDH standards, Asynchronous/PDH standards were in use for transmission over metallic cables, radio and optical fiber. ATM is a higher level standard that enables public networks, Internet, WAN and local area network (LAN) systems designers to provide a mix of services to network users. ATM allows communication service providers to reduce the impact of network congestion, assure quality of service and to provide mixed high-speed and high-volume data communications, voice, video and imaging services. This ability allows the communication service providers to generate more revenue by offering more services to their customers.

IP is another standard that allows packets or frames of data to be forwarded, transmitted, and routed between networks. In the access networks, IP packets are carried over ATM, where ATM serves as a transport layer for IP packets (i.e. DSL).

Recently, industry standards have emerged for carrying Ethernet over SONET/SDH. Ethernet is a protocol that is used throughout LANs. Increased requirements for connectivity between corporate LANs and WANs are driving the need for bridging Ethernet protocol over the public network. Communication service providers are beginning to deploy Ethernet services because it represents additional revenue opportunities and it is a relatively efficient way to handle increasing amounts of data moving from the LAN to the WAN and then from the WAN to another LAN.

Communications Semiconductors

In order to deploy new infrastructures and transmission protocols, communication service providers are demanding improved time to market of cost-effective, differentiated products from OEMs. The complexity of the equipment, increasing cost pressures and the need for high reliability and standards compliance mandate the use of VLSI devices incorporating a high degree of functionality. OEMs recognize that, similar to the trend experienced in the computer industry, the functionality incorporated into VLSI devices is contributing an increasing share of the intellectual property and the value of network equipment. The design of VLSI devices contained in SONET/SDH, Asynchronous/PDH and ATM/IP equipment requires specialized expertise in mixed-signal semiconductor design and implementation, in-depth knowledge of telecommunications and data communications standards and systems engineering expertise. Expertise in mixed-signal device design is relatively uncommon, and, as a result, OEMs needing these capabilities often seek independent semiconductor vendors. However, many semiconductor vendors lack the communications industry knowledge and experience, as well as familiarity with the standards, to be able to contribute significant value to the OEMs’ systems designs. Consequently, OEMs require a semiconductor vendor that understands their markets and the applicable standards and is able to provide a broad range of cost-effective semiconductor devices. One of our core competencies is our understanding of these standards and protocols and our experience in designing these specialized VLSI products.

Our Products and their Applications

We supply high-speed, broadband VLSI semiconductor devices to network systems OEMs that serve three market segments: the worldwide public network infrastructure that supports both voice and data communications, the Internet infrastructure that supports the World Wide Web and other data services and corporate WANs that support voice and data information exchange within medium-sized and large enterprises. As a system-on-a-chip innovation leader, our core competencies include:

•	an in-depth understanding of SONET/SDH, Ethernet, Asynchronous/PDH and ATM/IP standards;

•	the ability to design complex mixed-signal high-speed VLSI devices; and

•	the capability to verify the design against our customers’ requirements and industry standards through analysis, simulation, emulation, verification and certification.

Our products comply with all relevant industry standards and provide functionality in three key areas:

•	SONET/SDH (including EoS) used in high speed (optical) networks;

•	Asynchronous/PDH for lower speed (metallic wire) networks; and

•	ATM and IP data networking protocols.

We believe that our chip-set approach and broad product coverage in all three product lines position us as a “one-stop source” for broadband communications VLSI products. Network equipment OEMs can mix and match our VLSI devices to optimally configure their specific systems. Our product lines can be combined to provide a cost-effective communication systems solution with increased functional integration and features while providing seamless integration of SONET/SDH, Asynchronous/PDH and ATM/IP for broadband network applications. In 2003, the prices for our products ranged from approximately $10 to $200 per device, depending on technology, volume, complexity and functionality.

Our product portfolio, driven by our customer needs and objectives, continues to expand to accommodate the latest networking and telecommunication standards to enable the efficient transport of data services across the LAN and WAN. In 2003 we extended our product offerings in the EtherMap® family of products by announcing the EtherMap-12, providing an Ethernet over SONET/SDH product portfolio from STS-3/STM-1 rates to STS-48/STM-16. Additionally, we introduced our Envoy family of products in co-operation with Intel’s® Network Processors Division and the PacketTrunk-4 product allowing the efficient transport of legacy services (DS1, E1, DS3, E3) over the new data (IP, Multi-Protocol Layer Switching (MPLS), Ethernet) networks.

SONET/SDH Products

In the SONET/SDH area, we offer framer devices that provide a direct interface for fiber optic transmission in North America, Europe and Asia. Our mappers bridge the interconnections between SONET/SDH equipment and Asynchronous/PDH equipment, allowing DS-series and E-series transmission lines to be connected with

SONET/SDH lines. These mappers transparently transport Asynchronous/PDH signals across the SONET/SDH network.

Our EtherMap family of products constitutes a major extension of our SONET/SDH product line. These products comply with recently introduced industry standards for efficient and flexible transport of Ethernet over SONET/SDH networks. Ethernet is universally deployed in enterprise LANs, while SONET/SDH is equally ubiquitous in optical WANs. Our EtherMap products enable our customers to rapidly enhance their existing systems or to develop new systems that provide Ethernet transport capabilities. This in turn provides value to their customers, the service providers, by enabling service providers to leverage their existing investment in SONET/SDH networks to provide new revenue generating services.

Our SONET/SDH products have traditionally been used to build access equipment, add/drop multiplexers, digital cross connects and other telecommunication and data communications equipment. This equipment is configured for use in both domestic and international fiber-based public networks. Our SONET/SDH products also have applications in customer premise equipment (CPE), such as routers and hubs, and in central offices, adding integrated fiber optic transmission capability to telephone switches.

Our OMNI multi-service switching family of products extends the reach of SONET/SDH products from the access networks into the metro networks. This product family consists of a highly integrated SONET/SDH Transport Processor and a Switch Element device that enable our customers to build highly scalable switch fabrics with improved performance in the areas of switching granularity and versatility which allows simultaneous support of multiple data types.

Asynchronous/PDH Products

Our Asynchronous/PDH products are used to configure transmission equipment to increase the capacity of the radio and copper-based public network. Our Asynchronous/PDH VLSI products also enable customer premise equipment to access the public network for voice and data communications.

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

ATM/IP Products

Our ATM/IP products provide the key functions of ATM/IP-based multi-service access multiplexer systems. CellBus® is a patented system architecture invented by us for implementing ATM/IP access multiplexers and ATM/IP switching systems. The products incorporating our CellBus technology include the CUBIT® and ASPEN® families of VLSI devices. Our CellBus technology provides single-chip ATM/IP switching capability in access equipment. These products have been designed into many network system OEMs’ solutions since late 1995, establishing CellBus as a significant technology in the global broadband network access market. Our ATM/IP products also include VLSI semiconductor devices for line interfacing and service adaptation functions, including the mapping of these data protocols into SONET/SDH.

Our recently introduced Envoy family of products provides valuable bridging functions for LAN/WAN interconnection. In conjunction with network processor devices, these devices provide Ethernet services to LAN/WAN routers and switches.

With the introduction of the PacketTrunk-4 device, we extended our reach from the Access portion of the communications network to the Edge portion of the communications network allowing customers to efficiently transport legacy time division multiplexing (TDM) services over IP/MPLS/Ethernet equipment. While communication service providers continue to deploy new data services, predominantly based on Ethernet (EoS) technology, the need to carry TDM legacy services continues.

The following tables summarize our net product revenue mix by product line for the fiscal years ended December 31, 2003, 2002 and 2001 (dollar amounts in thousands), respectively:

	Year ended December 31, 2003		Year ended December 31, 2002		Year ended December 31, 2001
	Product Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues
SONET/SDH	$11,155	49%	$6,600	42%	$32,626	56%
ATM/IP	8,066	35%	5,193	33%	18,060	31%
Asynchronous/PDH	3,749	16%	4,037	25%	7,574	13%

Total	$22,970	100%	$15,830	100%	$58,260	100%

Applications of our Products in the Network

The following briefly describes our view of the Metro and Access areas of the network infrastructure and some typical equipment that may include our VLSI products.

The Access Network

This section of the network infrastructure interconnects end user locations (residences or businesses) to the nearest service provider location (usually the telephone company central office). The primary functions performed by equipment in the access network are aggregation and distribution of traffic and interconnection to the switching or transmission equipment that connects to the WAN. The access network may consist of electrical, optical or wireless transmission equipment. Our VLSI products are used in a variety of equipment in the access network. For example, members of our ASPEN and CUBIT product families are used in Digital Subscriber Line Access Multiplexers (DSLAMs) that are used to provide DSL services. These products are also used in Base Station equipment for cellular phone service. Our SONET/SDH and Asynchronous/PDH products are used in add-drop multiplexers that serve as a primary vehicle for aggregation and distribution of traffic in the access network.

The Metro Network

The Metro network infrastructure is principally an optical-fiber based network that provides high-speed communications and data transfer covering an area larger than a campus area network and smaller than a WAN, interconnects two or more LANs, and usually covers an entire metropolitan area, such as a large city and its suburbs. In addition to interconnecting locations within the metropolitan area, the metro network connects to the access portion of the network and the long-haul or core network which interconnects different metropolitan networks across a region, a country or internationally. Equipment in the Metro network perform functions such as switching or routing of traffic, processing of data in various protocols, and further aggregation and distribution of traffic. Our OMNI family of multi-service switching products is designed specifically for next generation metro switching equipment that provides extremely high speed switching capability for signals in either TDM, ATM or IP formats. Our SONET/SDH framer and mapper products are used in digital cross-connect systems, add-drop multiplexers and voice equipment that switches high-speed analog signals to digital signals, and also in equipment that splits or combines various transmission signals.

Technology

We believe that one of our core competencies is our knowledge of the telecommunications and data communications landscape. Specifically, our systems engineering personnel possess substantial telecommunications and data communications design experience, as well as extensive knowledge of the relevant standards. This includes not only a thorough understanding of the actual written standards, but also an awareness of and appreciation for the nuances associated with the standards necessary for assuring that device designs are fully compliant.

Complementing our communications industry expertise is our VLSI design competence. Our VLSI design personnel have extensive experience in designing high-speed digital and mixed-signal devices for communications applications. These designs require a sophisticated understanding of complex technology, as well as the specifics of the deep sub-micron manufacturing processes and their resulting impact on device performance. We have developed a large number of VLSI blocks and intellectual property cores that operate under the demanding requirements of the telecommunications and data communications industries. These blocks and intellectual property cores have been designed using standard VLSI-oriented programming languages such as Visic Hardware Descriptive Language (VHDL) and Verilog and have been verified with standard verification tools.

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

The newly announced EtherMap-12, Envoy and PacketTrunk-4 devices are multi-million gate devices, which will be implemented in 0.18 and 0.13 micron complementary metal oxide semiconductor (CMOS) silicon technologies. They incorporate high speed mixed signal circuitry, and many of them are equipped with embedded processors that provide added functionality through software.

Other products that incorporate programmability are the ASPEN family of ATM processors, and the PHAST series of products that target simultaneous mapping and transport of ATM/point-to-point protocol (PPP) and TDM services over fiber optic networks. In addition, we have introduced a family of devices, which provide a high degree of granularity for access networks. The T3BwP and TEPro VLSI devices support both data and management planes with an on-chip Reduced Instruction Set Computing (RISC) processor supporting full standards based management and performance monitoring.

We have enhanced our internal chip layout capabilities through standard hiring practices and enhanced our design for test capability through the acquisition of Horizon Semiconductors, Inc. in 2001, both of which have resulted in significant improvements in silicon efficiency, silicon testability and time-to-market. Our system-on-a-chip definition, architecture, verification expertise and design methodology ensure that hardware and software architectural trade-offs yield desired performance testing from our VLSI solutions. The system-on-a-chip performance simulation, emulation, verification and stress testing, using Test Benches and test equipment, ensures that our products meet carrier class quality, performance and reliability requirements.

The expertise of our personnel, our rigorous design methodology and our investment in state-of-the-art electronic design automation tools enable us to develop the complex and innovative products our customers demand.

Strategy

Our goal is to be the leading supplier of innovative, complete VLSI solutions to telecommunications and data communications OEMs worldwide. The key elements of our business strategy include the following:

Provide Complete Solutions Within Target Markets

We offer network equipment OEMs chip sets that represent complete solutions for SONET/SDH, Asynchronous/PDH and ATM/IP applications. In addition to providing our families of VLSI devices, we offer OEM customers the following:

•	software programs for control of our configurable devices;

•	product reference design models for both hardware and software applications;

•	evaluation boards and reference design;

•	OEM product design support;

•	multi-tier applications support; and

•	product technical and design documentation.

Our “chip-set” approach allows OEMs to optimally configure their products while maintaining product compatibility over multiple generations. This approach allows equipment vendors to selectively upgrade their products with next-generation higher functionality VLSI devices. We have extended this approach to provide seamless integration of SONET/SDH, Asynchronous/PDH and ATM/IP applications.

Continue to Promote the Deployment of Programmable Devices

We intend to continue to develop and promote programmable system-level building blocks that we call Connectivity Engines. By providing core functionality in the form of dense, high-speed, programmable packages, we believe these new devices offer greater power, flexibility and functionality at a lower cost than the single-function, hard-wired devices they are designed to replace. We believe that our Connectivity Engines represent a new and more versatile approach to designing communications systems and that these new devices have the potential to play a significant role as product-building platforms in the development of new generations of equipment by networking OEMs.

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

Partner With Selected Foundries

We work with select third-party foundries to obtain our semiconductor devices. This approach allows us to avoid substantial capital spending, obtain competitive pricing and technologies, and retain the ability to migrate our products to new process technologies to reduce costs and optimize performance. Our design methodology enables the production of our devices at multiple foundries using well-established and proven processes. We engage foundries that are ISO 9001:2000 certified for quality and which use only semiconductor processes and packages that are qualified under industry-standard requirements.

Marketing and Sales

Our marketing strategy focuses on key customer relationships to promote early adoption of our VLSI devices in the products of market-leading communications equipment OEMs. Through our customer sponsorship program, OEMs collaborate on product specifications and applications while participating in product testing in parallel with our own certification process. This approach accelerates our customers’ time-to-market delivery while enabling us to achieve early design wins for our products and volume forecasts for specific products from these sponsors.

Our sales strategy primarily focuses on worldwide suppliers of high-speed communications and communications-oriented equipment. These customers include telecommunications, data communications, internet, customer premise, computing, process control and defense equipment vendors. In addition, we target emerging technology leaders in the communications equipment market that are developing next generation solutions for the telecommunications and data communications markets. We identify and address sales opportunities through our worldwide direct sales force and our worldwide network of independent distributors and sales representatives.

Our worldwide direct sales force, technical support personnel and key engineers work together in teams to support our customers. We have technical support capabilities located in key geographical locations throughout the world as well as a technical support team at our headquarters as a backup to the field applications engineers.

We have established foreign distributors and sales representative relationships in Australia, Belgium, Brazil, Canada, China, Germany, India, Ireland, Israel, Italy, Japan, Korea, Luxemburg, Mexico, Scandinavian countries, Spain, Switzerland, Taiwan, Turkey and the United Kingdom. We also sell our products through domestic distributors and a network of domestic sales representatives. We have regional sales and technical support capabilities in Boston, Massachusetts; San Jose, California; Raleigh/Durham, North Carolina; Stockholm, Sweden; Paris, France; Rome, Italy; Berkshire, England; Hilversum, Netherlands; Brussels, Belgium; New Delhi, India; and Taipei, Taiwan, as well as at our headquarters facility in Shelton, Connecticut.

Customers

We have sold our products and services to over 400 customers since shipping our first product in 1990. Our customers include public network systems OEMs that incorporate our products into telecommunications systems, WAN and LAN equipment OEMs, Internet-oriented OEMs, communications test and performance measurement equipment OEMs and government, university and private laboratories that use our products in advanced public network and WAN and LAN developments. A small number of our customers have historically accounted for a substantial portion of our net revenues. The following table sets forth the percentage of net revenues attributable to our major distributors as well as the significant customers that had total purchases (either direct or through distributors) of greater than 10% of net revenues for the fiscal years ended December 31, 2003, 2002 and 2001, respectively:

	Years ended December 31,
	2003	2002	2001
Distributors:
Insight Electronics, Inc.(2)	12%	10%	24%
Arrow Electronics, Inc.(1)	11%	19%	*
Weone Corporation	*	13%	10%
Unique Memec(3)	*	*	10%
Significant Customers:
Siemens AG(3)	28%	19%	21%
Tellabs, Inc.(1)(2)	12%	23%	*
Cisco Systems, Inc.(2)	*	11%	*
Redback Networks, Inc.(2).	*	*	12%
Samsung Corporation	*	*	11%
Lucent Technologies, Inc.(2)	*	*	11%

(1)	The primary end customer of the shipments to Arrow Electronics, Inc. is Tellabs, Inc.
(2)	The end customers of the shipments to Insight Electronics, Inc. during 2003 include: Spirent Communications, Cisco Systems, Inc., and Ditech Communications Corporation.
(3)	A portion of the shipments to Siemens AG was distributed through Unique Memec.
*	Revenues were less than 10% of our net revenues in these years.

Information on reportable operating segments for each of the last three years is located in Note 8 of the Notes to Consolidated Financial Statements in Item 8 of this report.

Research and Development

We believe that the continued introduction of new products in our target markets is essential to our growth. As of December 31, 2003, we had 195 full-time employees engaged in research and product development efforts. We employ designers who have the necessary engineering and systems qualifications and who are experienced in software, mixed-signal, high-speed digital, telecommunications and data communications technologies.

Research and development expenditures for the fiscal years ended December 31, 2003, 2002 and 2001 were $42.0 million, $53.5 million, and $49.3 million, respectively. In the fiscal years ended December 31, 2003, 2002 and 2001, we also expensed $0.5 million, $2.0 million and $22.0 million, respectively, of purchased in-process research and development related to the acquisitions of ASIC Design Services, Inc., Systems On Silicon, Inc. and Opal Acquisition Corporation (formerly known as Onex Communications Corporation), respectively.

All development efforts are carried out using ISO 9001:2000 certified design processes and our design tools and environment are continuously updated to improve design, fabrication and verification of products. From time to time, we subcontract design services and acquire products from third parties to enhance our product lines. Our internal research and development organization thoroughly reviews the external development processes and the design of these products as part of our quality assurance process.

Patents and Licenses

Through the end of 2003, we have been issued or became an assignee of one hundred thirty-five (135) patents worldwide with an additional one hundred twenty-six (126) patents pending worldwide. We have been assigned forty-eight (48) United States patents of which two are co-assigned (one with Siemens Telecommunications Systems, Ltd. and one with ECI Telecom Ltd.). One of the United States patents has been abandoned and is no longer in force. In addition there were thirty-three (33) United States patents pending. Many of the United States issued and pending patents were filed internationally. As a result, we have been issued eighty-seven (87) international patents, which are active and, which include the co-assigned patents with Siemens Telecommunications Systems, Ltd. and ECI Telecom Ltd., as of December 31, 2003. For one or more of our United States patents, we have coverage in Canada, China, Taiwan, Israel, Japan, Korea, France, Germany, United Kingdom, Belgium, Italy, Sweden, Spain, Ireland, Denmark, The Netherlands, Portugal, Switzerland, Luxembourg and Liechtenstein. Internationally, there are fifty-six (56) patents pending in specific countries with an additional thirty-five (35) filed in the European Patent Office (EPO) or under the Patent Cooperative Treaty (PCT).

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

We also have been granted registration of seventeen trade or service marks in the United States, and we have four more U.S. applications for trademarks awaiting approval. We have also obtained four trademark registrations under the European Community Trademark (ECT) procedure with two awaiting approval in the ECT and two awaiting approval in Canada.

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

We sell our products for applications in the telecommunications and data communications industries, which require our products to conform to various standards that are agreed upon by recognized industry standards committees. Where applicable, we design our products to be in conformity with these standards. We have received and expect to continue to receive, in the normal course of business, communications from third parties stating that if certain of our products meet a particular standard, these products may infringe one or more patents of that third party. We review the circumstances of each communication, and, in our discretion and upon the advice of legal counsel, have taken or may take in the future one of the following courses of action: we may negotiate payment for a license under the patent or patents that may be infringed, we may use our technology and/or patents to negotiate a cross-license with the third party or we may decline to obtain a license on the basis that we do not infringe the claimant’s patent or patents, or that such patents are not valid, or other basis. We cannot assure that licenses for any of these patents will be available to us on reasonable terms or that we would prevail in any litigation seeking damages or expenses from us or to enjoin us from selling our products on the bases of any of the alleged infringements.

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

Established independent foundries manufacture all of our VLSI devices. This approach permits us to focus on our design strengths, minimize fixed costs and capital expenditures and access diverse manufacturing technologies. Currently, we utilize five foundries to process our wafers, of which four of these relationships are governed by foundry agreements: Texas Instruments Incorporated (TI), LSI Logic Corporation, IBM Microelectronics (a division of IBM) and Taiwan Semiconductor Manufacturing Company Limited (TSMC). Foundries are required to have qualified and reliable processes. The selection of a foundry for a specific device is based on availability of the required process technology and the foundry’s capability to support the particular set of tools used by us for that device. Currently, TI manufactures all of our Bipolar Complementary Metal Oxide Semiconductor (BiCMOS) devices.

Various independent subcontractors and foundry suppliers perform assembly and testing functions. Additionally, certain testing and inspection functions are performed at our facility in Shelton, Connecticut.

TUV Rheinland of North America, Inc. registers us as complying with the requirements of ISO 9001:2000.

Acquisitions

While some of the next generation products we introduce are based on technologies that we develop ourselves, we have filled some of our technology and skills needs through acquisitions. The following is a table that summarizes technology and skills we obtained through acquisitions of stand-alone companies during the fiscal years ended December 31, 2003, 2002 and 2001, respectively.

Acquired Company	Date Acquired	Technology / Skill Acquired

ADV Engineering S.A.	January 2001	Telecom VLSI design/software resources

Horizon Semiconductors, Inc.	February 2001	Built-in self-test technology/computer aided design (CAD) resources

Opal Acquisition Corporation (formerly known as Onex Communications Corporation)	September 2001	Multi-protocol, high-speed switching products/design resources

Systems On Silicon, Inc. (SOSi)(1)	March 2002	VLSI solutions for the metro and access markets

ASIC Design Services, Inc.	August 2003	SONET/SDH design resources

(1)	We closed the design center at SOSi. Refer also to Note 13—Restructuring and Asset Impairment Charges of our Consolidated Financial Statements.

Investments in Non-Publicly Traded Companies

We will, from time-to-time, make investments (which include convertible debt investments) in early stage venture-backed, start-up companies that develop technologies that are complementary to our product roadmap. In all cases, when investing in other semiconductor companies, we have also entered into commercial agreements giving us the rights to resell products developed by these companies. A summary of each of these businesses including their locations follows. When determining the accounting method for these investments, we consider both direct (TranSwitch) ownership and indirect ownership, which is comprised of employees and directors of TranSwitch. We also consider other factors, such as our influence over the financial, technology and operating policies of these companies.

OptiX Networks Inc. is a Delaware corporation with a development center in Kfar Saba, Israel. OptiX Networks is developing VLSI devices in advanced technologies for the broadband optical backbone, interoffice and metro area communications. We account for this investment under the equity method and made our initial investment in February 2000.

TeraOp (USA), Inc. is a Delaware corporation with a research and development center in Kfar Saba, Israel. TeraOp designs micro electro mechanical systems (MEMS) based optical crossbars and variable optical attenuators for next generation core and metro storage switches and routers. We consolidate the assets and liabilities of this investment under FIN 46 and made our initial investment in May 2001.

Accordion Networks, Inc. is a California corporation with offices in Milpitas, California. Accordion designs and supplies broadband services platforms designed to allow service providers to remotely activate, personalize and manage bandwidth-intensive applications. Accordion’s target market is metro area telecommunications and data communications providers. We account for this investment under the cost method and made our initial investment in December 2001.

Opulan Technologies Corporation is a Cayman Islands corporation with offices in Milpitas, California, and a design center in the People’s Republic of China. Opulan Technologies provides high performance, cost-effective, IP convergence Application Specific Standard Product (ASSP)/SoC technologies for use in developing broadband multiservice access platforms such as DSLAM, wireless base station/Radio Network Controller (RNC), and Fiber to the Location (FTTx) for its target markets in China, East Asia and North America. We account for this investment under the cost method and made our initial investment in April 2003.

Investments in Venture Capital Funds

We have also invested in Neurone Ventures II (Neurone), which is a venture capital fund organized as a partnership in the business of making, supervising and disposing of privately negotiated equity and equity-related investments, principally in early-stage Israeli and Israeli-related high-technology companies. We have a 1% ownership interest in this partnership and we account for it under the cost method.

Competition

The communication semiconductor industry is intensely competitive and is characterized by the following:

•	rapid technological change in electronic design automation tools, wafer-manufacturing technologies, process tools and alternate networking technologies;

•	availability of fabrication capacity;

•	unforeseen manufacturing yield problems;

•	heightened international competition in many markets; and

•	price erosion.

The telecommunications and data communications industries, which are our primary target markets, are also intensely competitive due to deregulation and heightened international competition.

The global telecommunications market, which experienced a severe downturn in 2001 and continued decline through 2002, began to recover slightly during the latter part of 2003. The adverse market conditions have impacted the entire supply chain including communication service providers, internet service providers, regional Bell operating companies and interexchange carriers, OEMs such as Alcatel, Cisco, Lucent and Nortel, and communication VLSI product vendors such as TranSwitch. During the last three years there has been excess bandwidth capacity in communication service provider infrastructures, excess inventory levels in the supply chain and a slowing global economy, which resulted in reduced demand for our customers’ equipment and therefore a reduced demand for our products.

We recognized this industry shift and have focused our product strategy on supporting the current needs of our customers. Recently, we have introduced new product lines that meet our customers evolving data communications requirements. Our Ethernet over SONET/SDH (EoS) product line enables telecommunication carriers and internet service providers the ability to offer new revenue-generating services, such as the high-speed transport of information over IP networks, based on their current network infrastructure. By utilizing the current network infrastructure, telecommunication carriers can realize revenue growth with only a modest increase in their costs.

We believe that our competitive position in the telecommunications semiconductor industry has remained relatively unchanged during the recent decline in these markets during the past three years. Although our net product revenues have declined significantly during this time period, our competitors’ telecommunications product revenues have also declined on a consistent basis. In addition, the overall market for our products has also dropped on a relative basis, leaving us in a similar market position as prior to the significant decline experienced in the telecommunications market during the past three years. Some of our competitors are more diversified than we are and accordingly, their other shipments, such as LAN, wireless, and digital signal processing, have helped them to offset the declines in their telecommunications revenues. Their overall revenues, therefore, may not have declined on a similar basis to ours because we have focused extensively on telecommunications related products.

Our competition consists of specialized semiconductor companies from the United States as well as other countries and semiconductor divisions of vertically integrated companies, such as IBM Corporation, Lucent Technologies, Inc., NEC Corporation and Siemens Corporation. New entrants are also likely to attempt to obtain a share of the market for our current and future products.

Our principal competitors in the Asynchronous/PDH and SONET/SDH areas are Applied Micro Circuits Corporation, Conexant Systems, Inc., Cirrus Logic, Inc., Infineon Technologies, Exar Corporation, Agere Systems, PMC-Sierra Inc., TriQuint Semiconductor, Inc., Vitesse Semiconductor Corporation and Broadcom Corporation. In addition, there are a number of Applications Specific Integrated Circuit (ASIC) vendors, including AMI Semiconductor, LSI Logic Corporation and STM Microelectronics Group, which compete with us by supplying customer-specific products to OEMs. In the ATM market, the principal competitors include all the vendors mentioned above and, in addition, Intel Corporation. Other domestic and international vendors have announced plans to enter into this market.

Backlog

As of December 31, 2003, our backlog was $7.1 million, as compared to $2.2 million as of December 31, 2002. Backlog represents firm orders anticipated to be shipped within the next 12 months. Our business and, to a large extent, that of the entire communication semiconductor industry, is characterized by short-term order and shipment schedules. Since orders constituting our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty, backlog is not necessarily an indication of future revenues. During 2003, there was a slight increase in demand as compared to 2002, when many of our customers experienced decreased demand, order cancellations or postponements.

Employees

At December 31, 2003, we employed 278 full time employees, which included 195 in research and development, 51 in marketing and sales, 17 in operations and quality assurance, and 15 in administration. We have not entered into any collective bargaining agreements. We have never experienced any work stoppage, and we believe our employee relations are good.

On January 15, 2003, we announced a restructuring action and through the implementation of such restructuring action, we reduced our operating cost structure. This resulted in terminations of approximately 24% of our workforce. Refer to Note 13—Restructuring and Asset Impairment Charges in our Consolidated Financial Statements.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge through the Investor Relations section of our Internet website (http://www.transwitch.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Our executive offices are located at Three Enterprise Drive, Shelton, CT 06484.

Item 2. Properties

Our headquarters are located in a suburban office park in Shelton, Connecticut. We have additional sales offices and design centers located throughout the world. The following is a summary of our offices and locations for which we have lease commitments:

Location	Business Use	Square Footage	Lease Expiration Dates
Shelton, Connecticut(1)	Corporation Headquarters, Product Development, Operations, Sales, Marketing and Administration	181,711	May 2004 – April 2017
Raleigh, North Carolina(3)	Product Development	6,604	February 2007
Stoneham, Massachusetts(2)	Product Development and Sales Support	8,924	September 2005
Bedford, Massachusetts	Product Development	17,907	September 2004
San Jose, California	Sales and Sales Support	2,535	September 2006
South Brunswick, New Jersey(4)	Product Development	6,786	April 2006
Toulouse, France	Product Development	4,200	March 2004
Eclubens, Switzerland	Product Development	2,640	April 2005
Taipei, Taiwan	Sales Support	2,500	January 2006
New Delhi, India	Product Development	20,000	June 2003 – May 2004
Leuven, Belgium	Product Development, Sales and Sales Support	7,400	Less then 1 Year
Antony, France	Sales and Sales Support	355	Less then 1 Year
Kista, Sweden	Sales and Sales Support	215	Less then 1 Year
Herzelia, Israel	Sales and Sales Support	248	Less then 1 Year

Notes

Refer to Note 14—Commitments and Contingencies of our Consolidated Financial Statements for additional disclosures regarding our commitments under lease obligations. Also, refer to Note 13—Restructuring and Asset Impairment Charges of our Consolidated Financial Statements regarding our restructuring charges during fiscal years 2001 through 2003 as we have recorded charges for future rent payments relating to excess office space.

(1)	Of the space being leased in Shelton, Connecticut, approximately 129,284 feet is considered excess for which we have taken restructuring charges in 2003, 2002 and 2001. Approximately 115,718 square feet of this space is currently being sublet.
(2)	We have taken restructuring charges for the facility in Stoneham, Massachusetts effective December 31, 2001 and have transitioned the staff and business functions to our Bedford, Massachusetts facility.
(3)	We have taken restructuring charges for the facility in Raleigh, North Carolina effective July 15, 2002 and have transitioned the business functions to other TranSwitch facilities. The Raleigh, North Carolina space is currently being sublet.
(4)	In January 2003, we recorded restructuring charges for the facility in South Brunswick, New Jersey and for the reduction of staff in Bedford, Massachusetts; Shelton, Connecticut; Switzerland and Belgium. Refer to Note 13—Restructuring and Asset Impairment Charges in our Consolidated Financial Statements.

Item 3. Legal Proceedings

We are not party to any material litigation proceedings. However, we are currently prosecuting civil action number 03-10228NG in U.S. District Court in Massachusetts, entitled TranSwitch Corp. v. Galazar Networks, Inc., and are responsible for litigation costs therefrom. We initially asserted that Galazar Networks, Inc. (Galazar) infringed three of our United States patents, and Galazar has alleged that those three patents are not infringed, are invalid and are unenforceable. Currently we are seeking to replace the patent infringement counts with a count for false advertising and unfair competition, and Galazar is seeking to add a counterclaim for antitrust law violation. There can be no assurances that we will be successful in our suit against Galazar or that Galazar will be unsuccessful in its allegations and counterclaims.

Item 4. Submission of Matters to a Vote of Security-Holders

We did not submit any matters to a vote of our security-holders during the three months ended December 31, 2003.

PART II

Item 5. Market for Registrants’ Common Equity and Related Stockholder Matters

Our common stock is traded under the symbol “TXCC” on the Nasdaq National Market. TranSwitch’s common stock was listed on the NASDAQ SmallCap market from October 14, 2002 until July 10, 2003, at which time we resumed trading on the Nasdaq National Market. The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock. The prices set forth below reflect a 3-for-2 stock split in the form of a dividend effected on June 8, 1999, a 3-for-2 stock split in the form of a dividend effected on January 11, 2000, and 2-for-1 stock split in the form of a dividend effected on August 10, 2000.

	High	Low
Year ended December 31, 2003:
First Quarter	$1.07	$0.49
Second Quarter	$1.91	$0.48
Third Quarter	$2.98	$1.39
Fourth Quarter	$3.64	$2.14
Year ended December 31, 2002:
First Quarter	$5.50	$2.80
Second Quarter	$3.33	$0.63
Third Quarter	$0.93	$0.40
Fourth Quarter	$1.22	$0.22

As of February 25, 2004 there were approximately 598 holders of record and approximately 30,500 beneficial shareholders of our common stock.

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

We also have securities authorized for issuance under equity compensation plans. The following table provides information as of December 31, 2003 with respect to shares of our common stock that may be issued under our existing equity compensation plans, including our 1995 Third Amended and Restated Stock Plan (the “1995 Plan”), our 2000 Stock Option Plan (the “2000 Plan”), the 1995 Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan), and the 1995 Employee Stock Purchase Plan (the “Purchase Plan”) as well as the 1995 Stock Plan of Alacrity Communications, Inc. and the 1999 Stock Incentive Plan of Onex Communications Corporation.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders(1)	14,339,505	(3)	$10.60	(3)	7,133,643	(4)
Equity Compensation Plans Not Approved by Stockholders(2)	7,668,480		$11.83		2,100,664

Total	22,007,985		$11.03		9,234,307

(1)	Consists of the 1995 Plan, the Director Plan and the Purchase Plan.
(2)	Consists of the 2000 Plan and shares subject to outstanding options granted under equity compensation plans assumed by us in connection with mergers and acquisitions of the companies which originally granted those options. No additional options may be granted under the assumed plans.

(3)	Excludes purchase rights accruing under the Purchase Plan which have a stockholder approved reserve of 700,000 shares. Under the Purchase Plan, each eligible employee may purchase up to 600 shares of our common stock at semi-annual intervals each year at a purchase price per share equal to 85% of the lower of the fair market value of our common stock on the first or last trading day of a purchase period.
(4)	Includes shares available for future issuance under the Purchase Plan. As of December 31, 2003, an aggregate of 126,422 shares of our common stock were available for issuance under the Purchase Plan.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 of this Form 10-K. The selected statements of operations data as well as the selected balance sheet data presented below are derived from our consolidated financial statements. Historical periods have been restated to reflect the share-for-share exchange accounted for as a pooling of interests with Easics N.V. in May 2000 and to reflect the change in reporting entity from the cost to the equity method for our investment in OptiX Networks, Inc, and reclassified to reflect the gain on debt extinguishment previously classified as extraordinary to continuing operations in accordance with SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145).

	Years ended December 31,
	2003	2002	2001	2000	1999
	(Amounts presented in thousands, except per share amounts)
Selected Statement of Operations Data:
Net revenues	$23,820	$16,636	$58,682	$155,083	$73,533
Gross profit (loss)	15,903	5,857	(1,799)	108,936	48,323
Operating (loss) income(5)	(45,739)	(134,034)	(141,015)	54,216	17,817
(Loss) income before extraordinary loss and cumulative effect of a change in accounting principle(1)(5)	(37,692)	(165,224)	(79,426)	37,970	25,334
Extraordinary loss upon consolidation of TeraOp(USA), Inc.	(83)	—	—	—	—
Cumulative effect on prior years of retroactive application of new depreciation method	(805)	—	—	—	—

Net (loss) income(1)(2)	$(38,580)	$(165,224)	$(79,426)	$37,970	$25,334

Basic (loss) income per common share before extraordinary loss and cumulative effect of a change in accounting principle(1)(2)(3)(5)	$(0.42)	$(1.84)	$(0.91)	$0.46	$0.33
Basic (loss) income per common share(1)(2)(3)(5)	$(0.43)	$(1.84)	$(0.91)	$0.46	$0.33
Diluted (loss) income per common share(1)(2)(3)(4)	$(0.43)	$(1.84)	$(0.91)	$0.43	$0.31
Shares used in calculation of basic (loss) income per common share(3)	90,406	90,037	86,904	81,681	76,676
Shares used in calculation of diluted (loss) income per common share(3)(4)	90,406	90,037	86,904	87,559	81,596

	December 31,
	2003	2002	2001	2000	1999
Selected Balance Sheet Data:
Cash, cash equivalents and short-term investments	$152,051	$183,647	$409,592	$564,124	$75,802
Total current assets	$161,485	$194,513	$427,303	$616,825	$102,152
Working capital	$147,845	$176,783	$402,007	$592,934	$92,439
Long-term investments (marketable securities)	$27,300	$21,819	$26,582	$54,183	$36,003
Total non-current assets	$44,821	$48,840	$189,061	$124,420	$59,915
Total assets(1)	$206,306	$243,353	$616,364	$741,245	$162,067
Total current liabilities	$13,640	$17,730	$25,296	$23,891	$9,929
4.50% Convertible Notes due 2005	$24,442	$114,113	$314,050	$460,000	$—
5.45% Convertible Plus Cash Notes due 2007, net of debt discount of $21,742	$75,866	$—	$—	$—	$—
Derivative liability	$20,659	$—	$—	$—	$—
Total non-current liabilities	$143,656	$139,962	$340,975	$460,000	$—
Total stockholders’ equity(1)	$49,010	$85,661	$250,093	$257,354	$152,138
Book value per share	$0.54	$0.95	$2.75	$3.08	$3.87

(1)	The 2001 and 2000 figures have been adjusted for the effect of the change in the investment in OptiX Networks, Inc. from the cost to the equity method of accounting, as required under generally accepted accounting principles (U.S. GAAP).
(2)	Results for fiscal years 2003, 2002 and 2001 reflect the impact that the severe downturn in the telecommunications industry has had on our business. Over the past three years we have recorded significant charges to the results of operations as a result of industry conditions and our financial position. These charges include: restructuring charges and asset impairments, write-downs of excess inventories, impairments of investments in non-publicly traded companies, a valuation allowance for our deferred tax assets and impairment of our goodwill balance. Our business results are outlined in further detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 of this document as well as the footnotes to our consolidated financial statements appearing in Item 8 of this document.
(3)	Revised to reflect a 3-for-2 stock split in the form of a dividend on June 8, 1999, a 3-for-2 stock split in the form of a dividend on January 11, 2000 and a 2-for-1 stock split in the form of a dividend on August 10, 2000.
(4)	For purposes of calculating diluted (loss) income per common share for the fiscal years ended December 31, 2003, 2002 and 2001, respectively, the assumed conversion and exercise of the dilutive securities is not taken into consideration, as they are anti-dilutive.
(5)	The 2002 and 2001 gain on debt extinguishment, previously classified as extraordinary, has been reclassified to continuing operations in accordance with SFAS 145.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Conditions and Results of Operations (MD&A) is provided as a supplement to the accompanying consolidated financial statements and footnotes in Item 8 to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The MD&A is organized as follows:

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

Restatements of prior period results. During fiscal 2002, we restated 2001 results due to a change in reporting entity related to an investment in a non-publicly traded company. This restatement is further described in this section.

Results of operations. This section provides an analysis of our results of operations for the fiscal years ended December 31, 2003, 2002 and 2001. In addition, a brief description is provided of transactions and events that impact the comparability of the results being analyzed.

Liquidity and capital resources. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements. In this section, we also summarize related party transactions and recent accounting pronouncements not yet adopted by us.

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

Our products are compliant with relevant communications network standards including Asynchronous/Plesiochronous Digital Hierarchy (Asynchronous/PDH), Synchronous Optical Network/Synchronous Digital Hierarchy (SONET/SDH) and Asynchronous Transfer Mode/Internet Protocol (ATM/IP). We offer several products that combine multi-protocol capabilities on a single chip, enabling our customers to develop network equipment for multi-service (voice, data and video) applications. A key attribute of our products is their inherent flexibility. Many of our products incorporate embedded programmable processors, enabling us to rapidly accommodate new customer requirements or evolving network standards.

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

(2) derivative liability associated with our 5.45% Convertible Plus Cash Notes due 2007;

(3) estimated excess inventories;

(4) estimated restructuring reserves; and

(5) valuation of investments in non-publicly traded companies.

These accounting policies, the bases for these estimates and their potential impact to our consolidated financial statements, should any of these estimates change, are further described as follows:

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

At the time of shipment, we record an expense (and related liability) against our gross product revenues for future price protection and sales allowances. This liability is established based on historical experience, contractually agreed to provisions and future shipment forecasts. We had established liabilities totaling $0.7 million and $1.0 million as of December 31, 2003 and 2002, respectively, for price protection and sales allowances related to shipments that were recorded as revenue during the preceding 12 months. Should our actual experience differ from our estimated liabilities, there could be adjustments (either favorable or unfavorable) to our net revenues, cost of revenues and gross profits.

We also record, at the time of shipment, an expense (and related liability) against our gross product revenues and an inventory asset against product cost of revenues in order to establish a provision for the gross margin related to future returns under our distributor stock rotation program. As of December 31, 2003, we had established a liability of $1.0 million and an inventory asset of $0.5 million for a stock rotation reserve for future estimated returns totaling $0.5 million. This compares to a liability of $0.5 million and an inventory asset of $0.25 million for a stock rotation reserve for future estimated returns totaling $0.25 million as of December 31, 2002. Should our actual experience differ from our estimated liabilities, there could be adjustments (either favorable or unfavorable) to our net revenues, cost of revenues and gross profits.

We warranty our products for up to one year from the date of shipment. A liability is recorded for estimated claims to be incurred under product warranties and is based primarily on historical experience. Estimated warranty expense is recorded as cost of product revenues when products are shipped. As of December 31, 2003 and 2002, we had a warranty liability established in the amounts of $0.3 million and $0.2 million, respectively, which is included in accrued expenses on the consolidated balance sheets. We had no material warranty claims during the year ended December 31, 2003. Should future warranty claims differ from our estimated current liability, there could be adjustments (either favorable or unfavorable) to our cost of revenues. Any adjustments to cost of revenues could also impact future gross profits.

Derivative Liability Associated with our 5.45% Convertible Plus Cash Notes due 2007. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), the auto-conversion make whole provision and the holder’s conversion right (collectively, “the features”) contained in the terms governing our 5.45% Convertible Plus Cash NotesSM due 2007 (the Plus Cash Notes) were not clearly and closely related to the characteristics of the Plus Cash Notes upon issuance. Accordingly, these features qualified as embedded derivative instruments and, because they do not qualify for any scope exception within SFAS 133, they are required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

During the fourth quarter of 2003, we recorded other income of $2.6 million, of which, $0.8 million and $1.8 million related to the auto conversion make-whole provision and holder’s conversion right, to reflect the change in fair value of our derivative liability, which is shown below:

	September 30, 2003	December 31, 2003
Closing price of our common stock used to value our derivative liability	$2.48	$2.30
Estimated fair value of our derivative liability	$23,278	$20,659
Change in fair value of our derivative liability recorded as other income during the fourth quarter of 2003.	$—	$2,619

At each balance sheet date, we adjust the derivative financial instruments to their estimated fair value and analyze the instruments to determine their classification as a liability or equity. As of December 31, 2003, the estimated fair value of our derivative liability was $20.7 million, of which $2.2 million and $18.5 million related to the auto conversion make-whole provision and holder’s conversion right, respectively. The estimated fair value of the auto conversion make-whole provision and holder’s conversion right were determined using the Monte Carlo simulation model and the Black-Scholes option pricing model, respectively. These models use several assumptions including: historical stock price volatility, risk-free interest rates, remaining maturity, and the closing price of our common stock to determine estimated fair value of our derivative liability. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock during each quarterly period. Accordingly, we have calculated the fair value of the derivative liability as shown in the following different scenarios below. We have included the change in the fair value of the derivative liability below based on all assumed estimates remaining the same except for our common stock price.

% change from our actual common stock price of $2.30 as of December 31, 2003	(50)%	(25)%	(10)%	Actual	10%	25%	50%
Closing price of our common stock used to value our derivative liability	$1.15	$1.73	$2.07	$2.30	$2.53	$2.88	$3.45

Estimated fair value of our derivative liability as of December 31, 2003	$8,693	$14,552	$17,805	$20,659	$23,075	$26,914	$33,174

Change in fair value of our derivative liability determined during the fourth quarter 2003 and recorded as other income (expense)	$14,585	$8,726	$5,473	$2,619	$(203)	$(3,636)	$(9,896)

Incremental other income (expense) that would have been recorded in fourth quarter	$11,965	$6,107	$2,854	$—	$(2,416)	$(6,255)	$(12,515)

As of December 31, 2003, these embedded derivative financial instruments were recorded and classified as a derivative liability on our consolidated balance sheet because the daily volume weighted price of our common stock determined according to the voluntary conversion provision was below the threshold price of $2.61 as set forth in the terms of the Plus Cash Notes. Thus, if any holders of the Plus Cash Notes voluntarily converted their Plus Cash Notes, we would have to pay the plus cash amount in cash. Assuming the daily volume weighted price of our common stock remains below the threshold price, this embedded derivative related to the holder’s conversion right will continue to be classified as a liability and adjusted quarterly for changes in fair value during the period of time that any such Plus Cash Notes are outstanding, with the corresponding charge or credit to other expense or income.

In subsequent periods, if the daily volume weighted price of our common stock determined according to the voluntary conversion provision equals or exceeds the threshold price of $2.61, the embedded derivative financial instrument related to the holder’s conversion right will be adjusted to fair value with the corresponding charge or credit to other expense or income and then reclassified from total liabilities to stockholders’ equity. Changes in fair value during the period of time that any such Plus Cash Notes are outstanding and classified within stockholders’ equity, will be made by a corresponding charge or credit to additional paid-in-capital. The auto-conversion make-whole provision will be adjusted quarterly for changes in fair value during the first two years that any such Plus Cash Notes are outstanding, with the corresponding charge or credit to other expense or income. The auto-conversion make-whole provision can only be settled with cash and, accordingly, will remain classified as a derivative liability in the consolidated balance sheet.

Estimated Excess Inventories. We periodically review our inventory levels to determine if inventory is stated at the lower of cost or net realizable value. The telecommunications and data communications industries have experienced a significant downturn during the past few years and, as a result, we have had to evaluate our inventory position based on known backlog of orders, projected sales and marketing forecasts, shipment activity and inventory held at our significant distributors. During the fiscal years ended December 31, 2003, 2002 and 2001, respectively, as a result of then current and anticipated business conditions, as well as lower than anticipated demand, we recorded a charge for excess inventories of approximately $1.5 million, $4.8 million and $39.2 million, respectively. Most of these products have not been disposed of and remain in our inventory.

During fiscal 2003, 2002 and 2001, we recorded net product revenues of approximately $8.7 million, $4.8 million and zero respectively, on shipments of excess inventory that had previously been written down to their estimated net realizable value of zero. This resulted in 100% gross margin on these product revenues. Had these products been sold at our historical average cost basis, a 56% gross margin would have been recorded. We currently do not anticipate that a significant amount of the excess inventories subject to the write-downs described above will be used in the future based upon our current demand forecast. Should our actual future demand exceed the estimates that we used in writing down our excess inventories, we will recognize a favorable impact to cost of revenues and gross profits. Should demand fall below our current expectations, we may record additional inventory write-downs which will result in a negative impact to cost of revenues and gross profits.

Estimated Restructuring Reserves. During the fiscal years ended December 31, 2003, 2002 and 2001, we recorded restructuring charges and asset impairments totaling $2.5 million, $3.9 million and $32.5 million, respectively, related to employee termination benefits and costs to exit certain facilities, net of sub-lease benefits. At December 31, 2003 and 2002, the restructuring liabilities were $24.1 and $27.5 million, respectively, on the consolidated balance sheets. Certain assumptions are used by us to derive this estimate, including future maintenance costs, price escalation and sublease income derived from these facilities. Should we negotiate additional sublease rental income agreements or reach a settlement with our lessors to be released from our existing obligations, we could realize a favorable benefit to our results of future operations. Should future lease, maintenance or other costs related to these facilities exceed our estimates, we could incur additional expenses in future periods.

Valuation of Investments in Non-Publicly Traded Companies. Since 1999, we have been making strategic equity investments in non-publicly traded companies that develop technologies that are complementary to our product road map. Depending on our level of ownership and whether or not we have the ability to exercise significant influence, we account for these investments on either the cost or equity method, and review such investments periodically for impairment. The appropriate reductions in carrying values are recorded when, and if, necessary. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, we carefully consider the investee’s cash position, projected cash flows (both short and long-term), financing needs, most recent valuation data, the current investing environment, management / ownership changes, and competition. This evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. Based on our evaluations, we recorded impairment charges related to our investments in non-publicly traded companies of $1.5 million, $8.7 million and zero during the fiscal years ended December 31, 2003, 2002 and 2001, respectively. The total investment in non-public companies was $0.6 million and $2.0 million as of December 31, 2003 and 2002, respectively, on our consolidated balance sheets. We used the modified equity method of accounting to determine the impairment loss for certain investments, as it was determined that no better current evidence of the value of our cost method investments existed and we believe that this gives us the best basis for our estimate given the negative cash flows of these companies. The modified equity method of accounting results in recording an impairment loss on a cost method investment equal to the investor’s proportionate share of the investee’s losses as its contributed capital is consumed to fund operating losses of the investee from the inception of the investor’s investment.

RESTATEMENTS OF PRIOR PERIOD RESULTS

Accounting principles generally accepted in the United States of America (U.S. GAAP) requires retroactive restatement where an equity investment previously accounted for under the cost method of accounting qualifies for use of the equity method. We have restated prior period results to reflect the change from the cost to the equity method of accounting for our investment in OptiX Networks, Inc. (OptiX) as we obtained the ability to significantly influence the operating and financial policies of OptiX during the third quarter of fiscal 2002 through our investments in convertible preferred stock and convertible debt. This restatement reduced the investment balance in OptiX (included in investments in non-publicly traded companies on the consolidated balance sheets), as if accounted for on the equity method since inception and we reflected our pro-rata share of equity in net losses of OptiX. The amounts reflecting equity in net losses of affiliates were recorded on the consolidated statement of operations for the prior periods reported. Refer also to Note 5—Investments in Non-Publicly Traded Companies in our Consolidated Financial Statements.

RESULTS OF OPERATIONS

The results of operations that follow should be read in conjunction with our critical accounting policies and estimates summarized above as well as our consolidated financial statements and notes thereto contained in Item 8 of this report. The following table sets forth certain consolidated statements of operations data as a percentage of net revenues for the periods indicated.

	Years ended December 31,
	2003	2002	2001
Net revenues:
Product revenues	96%	95%	99%
Service revenues	4%	5%	1%

Total net revenues	100%	100%	100%
Cost of revenues:
Product cost of revenues	26%	30%	36%
Provision for excess inventories	6%	29%	67%
Service cost of revenues	1%	6%	—

Total cost of revenues	33%	65%	103%

Gross profit (loss)	67%	35%	(3)%

Operating expenses:
Research and development	176%	322%	84%
Marketing and sales	46%	80%	38%
General and administrative	24%	44%	15%
Amortization of goodwill	—	—	4%
Impairment of goodwill	—	360%	—
Restructuring charge and asset impairments, net	11%	23%	59%
Purchased in-process research and development	2%	12%	37%

Total operating expenses	259%	841%	237%

Operating loss	(192)%	(806)%	(240)%

Comparison of Fiscal Years 2003 and 2002

Net Revenues. The following tables summarizes our net product revenue mix by product line for the years ended December 31, 2003 and 2002 (dollar amounts in thousands), respectively:

	Year ended December 31, 2003		Year ended December 31, 2002		Percentage Increase / (Decrease) in Product Revenues
	Product Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues
SONET/SDH	$11,155	49%	$6,600	42%	69%
ATM/IP	8,066	35%	5,193	33%	55%
Asynchronous/PDH	3,749	16%	4,037	25%	(7)%

Total	$22,970	100%	$15,830	100%	45%

The increase in revenues for 2003 compared to 2002 is primarily due to increased volume shipments in our SONET/SDH and ATM/IP product lines. The increase in volume in our SONET/SDH product line can be attributed to overall increased demand as well as inventory depletion in the distribution channel. As inventory is being consumed, customers are placing new orders to meet their end demand. The increase in our ATM/IP product line can be attributed primarily to an increase in the volume of shipments of our ASPEN product, which serves the DSLAM market, where there has been an increase in equipment deployments in 2003.

Given the limited visibility in the current market, we cannot predict when, and to what extent, historical revenue levels or product mix percentages will return, if at all. Included in total net revenues is service revenues consisting of design services performed for third parties on a short-term contract basis. Service revenues are not our primary strategic focus and, as such, will fluctuate up or down from period to period, depending on business priorities.

International net revenues represent approximately 72% of net revenues compared with approximately 59% of net revenues for the years ended December 31, 2003 and 2002, respectively. The increase is attributed to increased volume shipments into Europe and China as customer demand for our products increased and excess inventory decreased. Refer also to Note 8—Segment Information and Major Customers in our Consolidated Financial Statements, which summarizes revenue by country.

Gross Profit. The following table presents the impact to gross profit of the excess inventory charges and benefits for the years ended December 31, 2003 and 2002, respectively:

	Year ended December 31, 2003		Year ended December 31, 2002
	Gross Profit (loss)$	Gross Profit %	Gross Profit (loss) $	Gross Profit %
Gross profit—as reported	$15,903	67%	$5,857	35%
Excess inventory charge(1)	1,498	6%	4,832	29%
Excess inventory benefit(2)	(3,985)	(17)%	(2,183)	(13)%

Gross profit—as adjusted	$13,416	56%	$8,506	51%

(1)	During the years ended December 31, 2003 and 2002, we recorded a provision for excess inventories of approximately $1.5 million and $4.8 million, respectively, as costs of revenues.
(2)	During the years ended December 31, 2003 and 2002, we realized an excess inventory benefit from the sale of products that had previously been written down to a cost basis of zero. For the purposes of comparing the change in gross profit on net revenues, we are excluding this benefit and calculating gross profit on these product revenues as if they had been sold at their historical average costs.

The increase in gross margins is due in part to lower charges for excess inventory in 2003 of $1.5 million versus $4.8 million in the prior year, as well as an increase in the shipments of previously written down inventory. Excluding the charges for excess inventories as well as the benefit from sales of previously written down inventory in fiscal 2003, gross profit for 2003 increased by $4.9 million, or 58%. The increase in gross profit dollars for the year ended December 31, 2003 is the result of higher total net revenues which in turn resulted from a more favorable product mix over the prior year.

We anticipate that gross profit will continue to be impacted by fluctuations in the volume and mix of our product shipments as well as material costs, yield and the fixed cost absorption of our production operations.

Research and Development. Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to electronic design automation tools, subcontracting and fabrication costs, depreciation and amortization and facilities expenses. The decrease in research and development expense for 2003 compared to 2002 is primarily attributable to payroll and related benefits, depreciation and amortization, and facilities expenses. This decrease is a result of streamlining and prioritizing our product development efforts and the effects of our workforce reductions. We believe that continued investment in the design and development of future products is vital to maintain a competitive edge. We have monitored our known and forecasted revenue demand and operating expense run rates closely and, as a result, took two restructuring actions in fiscal 2001, one during fiscal 2002 and one during fiscal 2003. We will continue to closely monitor both our costs and our revenue expectations in future periods. We will continue to balance our spending in this area with meeting our customer requirements and will take actions as market conditions dictate.

Marketing and Sales. Marketing and sales expenses consist primarily of personnel-related expenses, trade show expenses, travel expenses and facilities expenses. The decrease in marketing and sales expenses for 2003 compared to 2002 is primarily attributable to headcount reductions, which decreased payroll, commissions and related benefit expenses. There is also a decrease in travel related expenses as we continued to reduce our discretionary spending during 2003. We have monitored our known and forecasted revenue demand and operating expense run rates closely and, as a result, took two restructuring actions in fiscal 2001, one during fiscal 2002 and one during fiscal 2003. We will continue to closely monitor both our costs and our revenue expectations in future periods. We will continue to balance our spending in this area with meeting our customer requirements and will take actions as market conditions dictate.

General and Administrative. General and administrative expenses consist primarily of personnel-related expenses, professional and legal fees and facilities expenses. The decrease in general and administrative expenses for 2003 compared to 2002 is primarily due to lower professional fees and savings on facility and other related charges realized from our restructuring actions. We have monitored our known and forecasted revenue demand and operating expense run rates closely and, as a result, took two restructuring actions in fiscal 2001, one during fiscal 2002 and one during fiscal 2003. We will continue to closely monitor both our costs and our revenue expectations in future periods. We will continue to balance our spending in this area with meeting our customer requirements and will take actions as market conditions dictate.

Impairment of Goodwill. During 2002, we performed our impairment test for the goodwill related to our one reporting unit as required by SFAS 142. We determined that all of our goodwill was impaired during 2002 because of the significant decline in our common stock price and our related market capitalization, which was used to determine the fair value of our one reporting unit. Accordingly, we recorded a charge of $59.9 million during 2002 and wrote off all of our goodwill. During 2003, we did not record any additional goodwill.

Restructuring Charges and Asset Impairments. In January 2003, we announced a restructuring plan in order to lower our operating expense run-rate due to then current and anticipated business conditions. This plan resulted in a work-force reduction of approximately 24% of existing personnel. Also, we announced the closing of our South Brunswick, New Jersey (SOSi) design center, and the reduction of staff in Bedford, Massachusetts and Shelton, Connecticut. This workforce reduction also impacted our Switzerland and Belgium locations. In addition, we have postponed the completion of the IAD product line and archived the related intellectual property until that market returns, if ever. During the year ended December 31, 2003, we incurred approximately $3.4 million in restructuring expenses related to employee termination benefits and $0.5 million related to excess facility costs. In addition, we recorded a charge for fixed assets that were impaired with a net book value totaling $0.3 and a patent on our IAD product line with a net book value of $0.2 million. This resulted in a total restructuring and asset impairment charge for the year ended December 31, 2003 totaling $4.4 million. This restructuring charge is partially off set by a benefit of $1.9 million realized, as we were able to sub-lease portions of our excess facilities, for a net restructuring expense for the year ended December 31, 2003 of $2.5 million. We do not anticipate any significant additional charges related to employee termination benefits. We estimate that there will be future adjustments to our liability for future lease payments as market conditions change. We estimate future operating expense savings related to this plan to be approximately $8.3 million of personnel costs and $0.3 million of facility costs for total annual savings of approximately $8.6 million. However, there can be no assurances that future events will not cause the actual savings to rise or fall in future periods.

During the year ended December 31, 2002, we announced a restructuring plan due to then current and anticipated business conditions. As a result of this plan, we eliminated fifty-six positions and announced the closing of our design centers in Milpitas, California and Raleigh, North Carolina. In conjunction with this restructuring, we discontinued the AsTriX and Sertopia product lines and strategically refocused our research and development efforts. This plan resulted in employee termination benefits of $2.4 million and costs to exit facilities of $3.1 million for a total restructuring expense of approximately $5.5 million recorded on the consolidated statement of operations. Restructuring charges for the year ended December 31, 2002 were $3.9 million as we recognized a restructuring benefit of approximately $1.6 million related to the sublease of a portion of our unused excess facilities.

We will continue to closely monitor both our costs and our revenue expectations in future periods and will take actions as market conditions dictate.

In-Process Research and Development. During the year ended December 31, 2003, we recorded a charge for In-Process Research and Development (IPR&D) of $0.5 million related to the purchase of ASIC Design, Inc. (ADS).

At the time of acquisition, ADS had one project that qualified for IPR&D activities, which is referred to as the VTXP chip. The project was started concurrently with ADS’s inception in 2002 and is scheduled for its first release during 2004.

The $0.5 million allocated to IPR&D in fiscal 2003 was determined through an independent valuation using established valuation techniques in the telecommunications and data communications industries. The value allocated to IPR&D was based upon the forecasted operating after-tax cash flows from the technology acquired, giving effect to the stage of completion at the acquisition date. Future cash flows were adjusted for the value contributed by any core technology and development efforts expected to be completed post acquisition. These forecasted cash flows were then discounted at rates commensurate with the risks involved in completing the acquired technologies, taking into consideration the characteristics and applications of each product, the inherent uncertainties in achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. A project’s risk is the highest at its inception. As the project progresses, the risk of a project generally decreases. As of the acquisition date, the VTXP chip was still in its initial stages of development. After considering these factors, the risk-adjusted discount rates for the VTXP chip product was determined to be 50%. As this acquired technology had not yet reached technological feasibility and for which no alternative future uses existed, it was expensed upon acquisition in accordance with FASB issued Statement No. 2, “Accounting for Research and Development Costs.”

During the year ended December 31, 2002, we recorded a charge for IPR&D of $2.0 million related to our purchase of Systems On Silicon, Inc. (SOSi) on March 27, 2002. This transaction was recorded in the first quarter of fiscal 2002.

Impairment of Investments in Non-Publicly Traded Companies. During 2003 and 2002, we reduced the carrying value of our investments (including bridge loans) in non-publicly traded companies as follows (in thousands):

	Investment Impairments 2003	Investment Impairments 2002
Investee company:
TeraOp (USA), Inc (TeraOp).	$—	$5,000
OptiX Networks, Inc (OptiX).	—	1,339
Intellectual Capital for Integrated Circuits, Inc (IC4IC).	50	1,700
Accordion Networks, Inc (Accordion).	1,495	630

Total	$1,545	$8,669

During the year ended December 31, 2003, we impaired our remaining convertible bridge loan investment in Intellectual Capital for Integrated Circuits, Inc. (IC4IC) totaling $0.05 million as this company ceased all operations. In addition, we impaired our remaining investments in convertible preferred stock and convertible debt in Accordion based on review of impairment indicators listed below.

During the years ended December 31, 2003 and 2002, as a result of industry conditions, we determined that there were indicators of impairment to the carrying value of our investments in non-publicly traded companies.

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

During the years ended December 31, 2003 and 2002, we used the modified equity method of accounting to measure the impairment loss for our investments in non-publicly traded companies as we determined that no better current evidence of the value of our cost method investments existed. We believe that this measurement process gives us the best basis for our estimate given the negative cash flows of these companies. The modified equity method of accounting results in recording an impairment loss on a cost method investment equal to the investor’s proportionate share of the investee’s losses as its contributed capital is consumed to fund operating losses of the investee from the inception of the investor’s investment.

In addition, we also evaluated all outstanding bridge loans pursuant to SFAS 114, “Accounting by Creditors for Impairment of a Loan” (SFAS 114) that we had not already impaired under the modified equity method of accounting. Under SFAS 114, a loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

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

Equity in Net Losses of Affiliates. The decrease in equity losses in 2003 is due to lower overall net losses at OptiX in fiscal 2003 compared to the same period in 2002. In addition, during the year ended 2003, we terminated our investment relationship with GTV and received, as a return of capital, the remaining balance of our investment in GTV of approximately $0.9 million. As a result, equity losses in GTV ceased after the first quarter of 2003.

Prior to June 30, 2002, we had been accounting for our investment in OptiX under the cost method. However, during the third quarter of fiscal 2002, in connection with a bridge loan of $4.0 million that is convertible to convertible preferred stock upon OptiX closing its next round of financing, we obtained the ability to exercise significant influence over the financial and operating policies of OptiX, and as a result, switched to the equity method of accounting for our investment in Optix. All prior period financial information has been retroactively restated to reflect this change (refer also to Note 1—Summary of Significant Accounting Policies of our Consolidated Financial Statements for additional disclosure). During 2003, we continued to account for OptiX under the equity method of accounting.

Equity in net losses of affiliates will continue to be a component of our other (expense) income in future periods and amounts will fluctuate depending primarily on the business results of OptiX.

Change in Fair Value of the Derivative Liability. For the year ended December 31, 2003 we recorded other income of approximately $2.6 million to reflect the change in the fair value of the derivative liability resulting from issuance of the 5.45% Convertible Plus Cash Notes due 2007 (refer to Note 12—Convertible Notes of our Consolidated Financial Statements).

Gain from the Exchange and Repurchase of our 4.50% Convertible Notes due 2005. During the year ended December 31, 2003, we did not repurchase any 4.50% Convertible Notes due 2005 (4.50% Notes). However, on September 30, 2003, we completed the exchange offer with and new money offering to the holders of our 4.50% Notes. We issued $98.0 million aggregate principal amount of 5.45% Convertible Plus Cash NotesSM due September 30, 2007 (Plus Cash Notes), which represented $74.0 million of Plus Cash Notes issued in exchange for $89.7 million in principal amount of our 4.50% Notes tendered in the exchange offer and $24.0 million of Plus Cash Notes sold for cash. We recorded a gain on the exchange of approximately $14.5 million, which is calculated as follows:

Carrying value of 4.50% Notes exchanged	$89,671
Less: deferred financing fees	(1,245)

Net carrying value of 4.50% Notes	88,426
Less: fair value of Plus Cash Notes issued on exchange	(73,963)

Gain on exchange	$14,463

During the year ended December 31, 2002, we repurchased, through a tender offer, approximately $199.9 million face value of our outstanding 4.50% Notes for a cash payment of $139.9 million. This resulted in a gain of $52.0 million, net of transaction costs, $4.8 million in deferred financing fees related to these notes and approximately $19.5 million recorded as income tax expense. Prior to fiscal year 2003, this gain had been classified as extraordinary on the consolidated statement of operations. However, we adopted SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” effective January 1, 2003, which requires gains from the extinguishment of debt to be included in results from continuing operations. Accordingly, we have reclassified the gains related to the early extinguishment of some of the 4.50% Notes and the related deferred financing fees and income taxes that were previously recorded in the consolidated statements of operations as an extraordinary item to other (expense) income and income tax expense, respectively.

Interest (Expense) Income, net. At December 31, 2003 and 2002, the effective interest rates on our interest-bearing securities were approximately 1.37% and 2.15%, respectively. Therefore, the increase in interest expense in fiscal 2003, net is due to lower interest income as a result of a lower average cash balance and lower interest rates during fiscal 2003 compared to fiscal 2002.

Income Tax Expense. The decrease in income tax expense in fiscal 2003 was due to the recording of an additional valuation allowance of $61.4 million during fiscal 2002 to reduce the carrying value of deferred tax assets. During fiscal 2003 and 2002, we evaluated our deferred tax assets as to whether it is “more likely than not” that the deferred tax assets will be realized. In our evaluation of the realizability of deferred tax assets, we considered projections of future taxable income, the reversal of temporary differences and tax planning strategies. We have evaluated and determined that it is not “more likely than not” that all of the deferred tax assets will be realized. Accordingly, a valuation reserve was recorded in 2002 against all of our net deferred tax assets, which we increased during 2003 primarily for our 2003 net operating loss. In future periods, we will not recognize a deferred tax benefit and will maintain a deferred tax valuation allowance until we achieve sustained taxable income. Additionally, in the future, we expect our current income tax expense to be related to taxable income generated by our foreign subsidiaries.

The following table summarizes the differences between the U.S. federal statutory rate and our effective income tax rate on continuing operations for financial statement purposes for the years ended December 31, 2003 and 2002, respectively:

	Years ended December 31,
	2003	2002
U.S. federal statutory tax rate	(35.0)%	(35.0)%
State taxes	(4.1)	(0.8)
In-process research and development	0.5	0.7
Disallowed interest deduction	1.2	—
Goodwill impairment	—	21.9
Change in valuation allowance	38.7	85.1
Permanent differences and other adjustments	(0.3)	0.4

Effective income tax rate	1.0%	72.3%

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

During the first quarter of 2003, we loaned TeraOp $0.5 million under a new convertible loan agreement, which provides us with additional contractual rights over existing debt or equity investors. In addition, we are also in a position, as a result of the loan, to negotiate a more favorable conversion price of the equity securities of TeraOp and have the ability to control the operations of TeraOp. None of the existing debt or equity investors, other than us, is expected to, or is obligated to, absorb any additional losses from their investment given that the equity in TeraOp was negative as of January 31, 2003. As a result, the convertible loan has been determined to be a variable interest and TeraOp is now considered a variable interest entity, as defined by FIN 46. We have calculated the effect of the initial measurement as of January 31, 2003. As a result of this measurement and consolidation of TeraOp, we recognized an extraordinary loss of approximately $0.1 million, as the fair value of TeraOp’s liabilities exceeded its assets by this amount. All significant intercompany balances, including our investments in TeraOp, have been eliminated upon consolidation.

Cumulative Effect on Prior Years of Retroactive Application of New Depreciation Method. Effective January 1, 2003, we changed the method of depreciating property and equipment to the straight-line method. Depreciation of property and equipment in prior years was computed using the half-year convention method. We evaluated the use and related consumption of all classes of acquired property and equipment. We have determined that many of our assets are used and consumed on a consistent level over their estimated economic lives. Under the half-year convention method, property and equipment placed in service during the first year of acquisition was subject to six months of depreciation expense regardless of when the asset was acquired, placed in service and consumed. We believe that the straight-line method results in a better approximation of the underlying consumption of the asset over its estimated useful life and provides a better matching of revenues and expenses. The effect of the change in depreciation method as of January 1, 2003 was applied retroactively to property and equipment acquisitions of prior years. The cumulative effect of the change with respect to the retroactive application of the straight-line method is approximately a $0.8 million charge and has been recorded as such on the consolidated statement of operations for the year ended December 31, 2003. This charge has not been presented net of income taxes as we continue to maintain a full valuation allowance against our net deferred income tax assets.

Comparison of Fiscal Years 2002 and 2001

Net Revenues. The following table summarizes our net product revenue mix by product line for the years ended December 31, 2002 and 2001 (dollar amounts in thousands):

	Year ended December 31, 2002		Year ended December 31, 2001		Percentage Increase / (Decrease) in Product Revenue
	Product Revenue	Percent of Product Revenue	Product Revenue	Percent of Product Revenue
SONET/SDH	$6,600	42%	$32,626	56%	(80)%
ATM/IP	5,193	33%	18,060	31%	(71)%
Asynchronous/PDH	4,037	25%	7,574	13%	(47)%

Total	$15,830	100%	$58,260	100%	(73)%

The decrease in our revenue in 2002 compared to 2001 was primarily related to a decline in volumes shipped over the prior comparable period resulting from an overall economic downturn and significant excess capacity in the telecommunications and data communications industries.

Included in total net revenues were service revenues consisting of design services performed for third parties on a short-term contract basis. Service revenues are not our primary strategic focus and, as such, will fluctuate up or down from period to period, depending on business priorities. Approximately 33% of service revenues during fiscal 2002 were from OptiX Networks, Inc. (OptiX), a related party. We obtained significant influence over the financial and operating policies of OptiX during the year ended December 31, 2002. As a result we switched to the equity method of accounting for this investment and did not recognize revenue on any services performed for OptiX after March 30, 2002. Refer also to Note 5—Investments in Non-Publicly Traded Companies of our Consolidated Financial Statements.

International net revenues represented approximately 59% of net revenues for the year ended December 31, 2002 compared with approximately 69% of net revenues for the year ended December 31, 2001. The decrease in international revenues as a percent of total revenues in fiscal 2002 was due to a greater marketing focus on domestic customers than international during the fiscal year. Refer also to Note 8—Segment Information and Major Customers in our Consolidated Financial Statements, which summarizes revenue by country.

Gross Profit. The following table presents the impact to gross profit (loss) of the excess inventory charges and benefits for the years ended December 31, 2002 and 2001, respectfully:

	Year ended December 31, 2002		Year ended December 31, 2001
	Gross Profit (loss) $	Gross Profit %	Gross Profit (loss) $	Gross Profit %
Gross profit—as reported	$5,857	35%	$(1,799)	(3)%
Excess inventory charge(1)	4,832	29%	39,218	67%
Excess inventory benefit(2)	(2,183)	(13)%	—	—

Gross profit—as adjusted	$8,506	51%	$37,419	64%

(1)	During the years ended December 31, 2002 and 2001, we recorded a provision for excess inventories of approximately $4.8 million and $39.2 million, respectively, as costs of revenues.
(2)	During 2002, we realized an excess inventory benefit from the sale of products that had previously been written down to a cost basis of zero. For the purposes of comparing the change in gross profit on net revenues, we are excluding this benefit and calculating gross profit on these product revenues as if they had been sold at their historical average costs. There were no sales of excess inventories during the year ended December 31, 2001.

The increase in gross profit in fiscal 2002 was due in large part to charges that we took against cost of revenues in fiscal 2001 for excess inventories ($39.2 million) versus much lower charges taken during fiscal 2002 ($4.8 million). Gross profit percentage (excluding excess inventory charges and benefits) for the year ended December 31, 2002 was 51% compared to 64% for the year ended December 31, 2001. This decrease in gross profit percentage was due to the change in product mix over the prior year and the excess capacity absorption due to lower product volumes causing our average inventory cost to increase compared to the prior year.

Research and Development. The increase in research and development expenses in fiscal 2002 was the result of acquisitions during the first quarter of 2002 and the second half of 2001 and continued investment in personnel, electronic design automation software tools and intellectual property cores, as well as fabrication costs and depreciation expense in connection with developing next generation telecommunication and data communication products. As a percentage of total net revenues, our research and development costs increased as we continued investing in the design and development of future products notwithstanding the fact that product shipments declined due to adverse industry conditions. We monitored our known and forecasted revenue demand and operating expense run rates closely and, as a result, took two restructuring actions in fiscal 2001 and one during fiscal 2002.

Marketing and Sales. The decrease in marketing and sales expenses for the year ended December 31, 2002 was primarily attributed to a decrease in commissions due to the decrease in revenues over the same period in 2001. Also contributing to this decrease was a reduction in our allowance for doubtful customer accounts by approximately $1.1 million for the year ended December 31, 2002. During fiscal 2002, we experienced improved collections on certain customer accounts receivable that we had previously reserved. We monitored our known and forecasted revenue demand and operating expense run rates closely and, as a result, took two restructuring actions in fiscal 2001 and one during fiscal 2002.

General and Administrative. The decrease in general and administrative expenses for the year ended December 31, 2002 was primarily due to lower professional fees and savings realized from restructuring actions. As a percentage of total net revenues, our general and administrative costs increased in fiscal 2002 since the fixed components of these costs do not fluctuate with total net revenues. We monitored our known and forecasted revenue demand and operating expense run rates closely and, as a result, took two restructuring actions in fiscal 2001 and one during fiscal 2002.

Amortization of Goodwill. The decrease in amortization of goodwill expense was related to our adoption of SFAS 141 on July 1, 2001 and SFAS 142 on January 1, 2002, at which time all future amortization of goodwill ceased.

Impairment of Goodwill. As required by SFAS 142, we performed an initial impairment review of our goodwill balance as of January 1, 2002 upon the adoption of SFAS 142. Under SFAS 142, goodwill impairment is deemed to exist if the net asset value of a reporting unit exceeds its estimated fair value. Through this impairment analysis, we determined that as of January 1, 2002, there was no impairment to the carrying value of goodwill. We operate within a single reporting unit and therefore no goodwill is allocated.

We were also required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. We determined that there were indicators of impairment to the carrying value of goodwill during the quarter ended September 30, 2002 as a result of industry conditions. Accordingly, we performed an impairment review of our goodwill in accordance with SFAS 142 and, as a result, recorded a goodwill impairment charge of $59.9 million during the quarter ended September 30, 2002 to reduce the carrying value of goodwill to zero. The amount of goodwill impairment primarily reflected the decline in our stock price during 2002 and related market capitalization. There were no impairments of goodwill in the prior year.

Restructuring Charges and Asset Impairments. During the year ended December 31, 2002, we announced a restructuring plan due to current and anticipated business conditions. As a result of this plan, we eliminated fifty-six positions and announced the closing of our design centers in Milpitas, California and Raleigh, North Carolina. In conjunction with this restructuring, we discontinued the AsTriX and Sertopia product lines and strategically refocused our research and development efforts. This plan resulted in employee termination benefits of $2.4 million and costs to exit facilities of $3.1 million for a total restructuring expense of approximately $5.5 million recorded on the consolidated statement of operations. Restructuring charges for the year ended December 31, 2002 were $3.9 million as we recognized a restructuring benefit of approximately $1.6 million related to the sublease of a portion of our unused excess facilities.

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

At the time of acquisition, SOSi was in the process of developing the Intelligent Integrated Access Device (IAD) chip. The project was started concurrently with SOSi’s inception in 1999 and was scheduled to be released in the first quarter of 2003. The IAD chip was intended to be the enabling solution to service the last mile in voice and data access. The IAD chip provides a system on a chip (SoC) solution. The IAD chip was intended to serve the need for existing incumbent local exchange carrier (ILEC) legacy networks. Its telephone features would have included voice activity detection, silence suppression and comfort noise generation. Subsequent to December 31, 2002, we announced a restructuring plan that included a workforce reduction and facility closings. Included in this plan was the closing of the SOSi design center. In addition, we postponed the completion of the IAD product line and archived the intellectual property until the market returns, if ever.

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

Impairment of Investments in Non-Publicly Traded Companies. As a result of industry conditions, we determined that there were indicators of impairment to the carrying value of our investments in OptiX Networks, Inc. (OptiX), TeraOp (USA), Inc. (TeraOp), Intellectual Capital for Integrated Circuits, Inc. (IC4IC), and Accordion Networks (Accordion) during the year ended December 31, 2002. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, we carefully considered the investee’s cash position, projected cash flows

(both short and long-term), financing needs, most recent valuation data, the current investing environment, management/ownership changes, and competition. This evaluation process was based on information that we requested from these privately held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. During fiscal 2002, we used the modified equity method of accounting to measure the impairment loss for TeraOp, IC4IC and Accordion as we determined that no better current evidence of the value of our cost method investments existed and we believed that this would gives us the best basis for our estimate given the negative cash flows of these companies. The modified equity method of accounting results in recording an impairment loss on a cost method investment equal to the investor’s proportionate share of the investee’s losses as its contributed capital is consumed to fund operating losses of the investee from the inception of the investor’s investment.

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

Equity in Net Losses of Affiliates. We account for our investments in GTV Capital, L.P. (GTV) and OptiX under the equity method of accounting. Under the equity method, our pro-rata share of the net income or losses from the investee companies are recorded on the consolidated statement of operations and, accordingly, the investment’s carrying value is adjusted on the consolidated balance sheet.

Prior to June 30, 2002, we had been accounting for our investment in OptiX under the cost method. However, during the third quarter of fiscal 2002, in connection with a bridge loan of $4.0 million that is convertible to convertible preferred stock upon OptiX closing its anticipated round of financing, we obtained the ability to exercise significant influence over the financial and operating policies of OptiX, and as a result, switched to the equity method of accounting for our investment in Optix. Approximately $3.5 million of this $4.0 million bridge loan was drawn upon as of December 31, 2002. All prior period financial information was retroactively restated to reflect this change in reporting entity (refer also to Note 1—Summary of Significant Accounting Policies of our Consolidated Financial Statements for additional disclosure).

Our pro-rata share of equity losses in GTV and OptiX were $3.4 million for the year ended December 31, 2002, collectively, compared with $2.0 million for year ended December 31, 2001. The increase in equity losses was due to our increased investment in OptiX coupled with an increase in OptiX net losses in fiscal 2002.

Interest (Expense) Income, net. Interest (expense) income, net for the year ended December 31, 2002 decreased by $4.4 million, or 167%, compared to the year ended December 31, 2001. The decrease in interest (expense) income, net was due to a lower average cash balance and lower interest rates during fiscal 2002 compared to fiscal 2001. The decrease in interest income was partially offset by lower interest expense because we repurchased approximately $200 million face value of our 4.50% Convertible Notes due 2005 during the first quarter of 2002. At December 31, 2002 and 2001, the effective interest rates on our interest-bearing securities were approximately 2.15% and 3.52%, respectively.

Income Tax Expense (Benefit). The increase in income tax expense for the year ended December 31, 2002 was due to the recording of an additional valuation allowance of $61.4 million during the year ended December 31, 2002 to reduce the carrying value of our deferred tax assets. We continually evaluate our deferred tax assets as to whether it was “more likely than not” that the deferred tax assets would be realized. In the evaluation of the realizability of deferred tax assets, we consider projections of future taxable income, the reversal of temporary differences and tax planning strategies. We evaluated and determined that it was not “more likely than not” that all of the deferred tax assets would be realized. Accordingly, a valuation reserve was recorded against substantially all of our net deferred tax assets. In future periods, we will not recognize a deferred tax benefit and will maintain deferred tax valuation allowance until we achieve sustained taxable income.

The following table summarizes the differences between the U.S. federal statutory rate and our effective income tax rate on continuing operations for financial statement purposes for the years ended December 31, 2002 and 2001, respectively:

	Years ended December 31,
	2002	2001
U.S. federal statutory tax rate	(35.0)%	(35.0)%
State taxes	(0.8)	(0.9)
In-process research and development	0.7	7.3
Goodwill impairment	21.9	—
Change in valuation allowance	85.1	2.3
Change in income tax rate	—	0.9
Permanent differences and other	0.4	1.0

Effective income tax (benefit) rate	72.3%	(24.4)%

Gain on Repurchase of our 4.50% Convertible Notes due 2005. For the year ended December 31, 2002, we recognized a gain of $52.0 million and approximately $19.5 million recorded as income tax expense compared to a gain of $35.3 million and approximately $13.2 million recorded as income tax expense for the year ended December 31, 2001. This increase was due to repurchasing a higher face value of convertible notes ($199.9 million) during 2002 than the face value of convertible notes ($145.9 million) repurchased during 2001.

Prior to fiscal year 2002, this gain had been classified as extraordinary on the consolidated statement of operations. However, we adopted SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” effective January 1, 2003, which requires gains from the extinguishment of debt to be included in results from continuing operations. Accordingly, we reclassified the gains on the early extinguishment of debt and the related deferred financing fees and income taxes that were previously recorded in the consolidated statements of operations as an extraordinary item to other (expense) income and income tax expense, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, we had total cash, cash equivalents and investments (marketable securities) of approximately $179.4 million. This is our primary source of liquidity, as we are not currently generating positive cash flow from our operations. Details of our cash inflows and outflows for the year ended December 31, 2003 as well as a summary of our cash, cash equivalents and investments and future commitments are detailed as follows:

Cash Inflows and Outflows

During the year ended December 31, 2003, the net decrease in cash and cash equivalents was $7.6 million compared to a net decrease of $219.7 million during the year ended December 31, 2002. As reported on our consolidated statements of cash flows, our decrease in cash and cash equivalents during the years ended December 31, 2003 and 2002 is summarized as follows (in thousands):

	Years ended December 31,
	2003	2002
Net cash used in operating activities	$(41,523)	$(65,597)
Net cash provided by (used in) investing activities	13,051	(11,973)
Net cash provided by (used in) financing activities	20,055	(142,607)
Effect of foreign exchange rate changes	819	477

Total decrease in cash and cash equivalents	$(7,598)	$(219,700)

Details of our cash inflows and outflows are as follows during the year ended December 31, 2003:

Operating Activities: During the year ended December 31, 2003, we used $41.5 million in cash and cash equivalents in operating activities. This was comprised primarily of our net loss of $38.6 million and a decrease of working capital of $4.5 million that was offset by non-cash charges totaling $1.6 million. The components of our net loss are detailed in our Results of Operations section included above in this Item. Our use of $4.5 million in working capital was due to an overall increase in sales volumes which caused an increase in accounts receivable, offset by a decrease in prepaid expenses and a decrease in accounts payable and accrued expenses. Components of our significant non-cash adjustments are as follows:

Non cash adjustments	Year ended December 31, 2003 (amounts in thousands)	Explanation of non-cash activity
Depreciation and amortization	$13,336	Consists of depreciation of property and equipment as well as amortization of deferred financing fees, patents and unearned compensation.
Impairment of investments in non-publicly traded companies	1,545	In fiscal 2003, we impaired certain investments (including preferred stock and loans) in non-publicly traded companies.
Provision for excess inventories	1,498	In fiscal 2003, we recorded charges for excess inventories due to declining sales volumes and demand from end customers.
Equity in net losses of affiliates	1,933	In fiscal 2003, we recorded our pro-rata share of net losses from our investee companies accounted for under the equity method.
Gain on exchange of 4.50% Convertible Notes due 2005	(14,463)	We recorded a non-cash gain totaling $14.5 million related to the exchange offer of approximately $89.7 million face value of our 4.50% Notes.
Other non-cash items, net	(2,284)	Other non-cash items include items such
as our non-cash charge for purchased
in-process research and development
and adjustments to our restructuring
liability, derivative liability and
		allowance for doubtful accounts.

Total non-cash adjustments to net loss	$1,565

Investing Activities: Cash flows from investing activities provided $13.1 million in fiscal 2003 compared with using $12.0 million in 2002. This change was driven primarily by lower overall short and long term investment balances which resulted in lower cash generated from maturities of these investments. Our investment balances were lower in fiscal 2002 as we used cash to fund operations and repurchased a portion of our 4.50% Notes (discussed below). Specific investing activity during 2003 and 2002 was as follows:

•	During the year ended December 31, 2003, we invested approximately $3.3 million in capital equipment and product licenses. This compares to $12.2 million in fiscal 2002.

•	In February 2003, we terminated our limited partnership agreement with GTV Capital, L.P. and received the remaining balance of our investment totaling approximately $0.9 million. We did not receive any such funds in fiscal 2002.

•	We invested approximately $0.5 million in ASIC Design Services, Inc. as part of our on going investments in companies that have technologies that are complementary to our product roadmap. This compares to $5.0 million in fiscal 2002.

•	We invested approximately $2.7 million in non-publicly traded companies during the year ended December 31, 2003 compared to $5.0 million in fiscal 2002.

•	The investments outlined above were offset by net proceeds of held-to-maturity short and long-term investments totaling $18.5 million compared to $11.0 million in fiscal 2002.

Financing Activities: During the year ended December 31, 2003, cash flows from financing activities provided $20.0 million, which consisted primarily of $24.0 million of proceeds from the issuance of 5.45% Convertible Plus Cash Notes due 2007, partially offset by deferred financing fees of $4.5 million, proceeds from the exercise of stock options and purchases of shares in our employee stock purchase plan of $0.6 million and the use of $0.1 million in the conversion of 5.45% Convertible Plus Cash Notessm due 2007. This compares to $142.6 million used in financing activities during fiscal 2002 which related primarily to the tender offer regarding the repurchase of our 4.50% Notes.

Effect of Exchange Rates and Inflation: Exchange rates and inflation have not had a significant impact on our operations or cash flows.

Cash, Cash Equivalents and Investments

We have financed our operations and have met our capital requirements since incorporation in 1988 primarily through private and public issuances of equity securities, convertible notes, bank borrowings and cash generated from operations. Our principal sources of liquidity as of December 31, 2003 consisted of $143.0 million in cash and cash equivalents, $9.1 million in short-term investments and $27.3 million in long-term investments in marketable securities for a total cash and investment balance of $179.4 million. Cash equivalents are instruments with maturities of less than 90 days, short-term investments have maturities of greater than 90 days but less than one year and long-term investments have maturities of greater than one year. Our cash equivalents and investments consist of U.S. Treasury Bills, corporate debt, taxable municipal securities, money market instruments, overnight repurchase investments and commercial paper.

In addition to the use of $7.6 million of cash and cash equivalents during the year ended December 31, 2003, we also used $18.5 million of matured short and long-term investments. Thus, the total use of cash, cash equivalents, short and long term investments during the year ended December 31, 2003 was $26.1 million. We expect to continue to use our existing cash and investments to fund our operations, investing and financing activities during fiscal 2004. We expect our use of cash and cash equivalents to decrease during 2004 compared to 2003 as we expect to reduce our loss from operations as a result of our completed restructuring plans.

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

Commitments and Significant Contractual Obligations

We have existing commitments to make future interest payments on our existing 4.50% Notes and to redeem these notes in September 2005. We also have commitments to make future interest payments on our 5.45% Convertible Plus Cash Notes due 2007 (the Plus Cash Notes) and to redeem these notes in September 2007. Over the remaining life of the outstanding notes, we expect to accrue and pay approximately $23.5 million in interest to the holders of both the 4.50% Notes and the Plus Cash Notes.

We have outstanding operating lease commitments of $46.0 million, payable over the next fifteen years. Some of these commitments are for space that is not being utilized and, for which, we recorded restructuring charges of $0.5 million, $3.1 million and $28.6 million during fiscal 2003, fiscal 2002 and fiscal 2001, respectively, for excess facilities. During fiscal 2003, we entered into sublease and lease termination agreements for a portion of our excess space and, as a result, we reduced our restructuring liability and recorded a restructuring benefit of $1.9 million. We are in the process of trying to sublease additional excess space but it is unlikely that any sublease income generated will offset the entire future commitment. As of December 31, 2003, we have sub-lease agreements totaling $12.0 million in place to rent portions of our excess facilities over the next six years. We currently believe that we can fund these lease commitments in the future. However, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

A summary of our significant future contractual obligations and their payments by fiscal year is summarized as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2004	2005 & 2006	2007 & 2008	Thereafter
Interest on convertible notes	$23,480	$6,420	$11,740	$5,320	$—
Redemption of convertible notes	122,050	—	24,442	97,608	—
Operating lease commitments	46,020	5,233	8,301	7,086	25,400
Purchase obligations	5,387	5,282	105	—	—
Capital lease and other commitments (principal and interest)	807	238	275	294	—

	$197,744	$17,173	$44,863	$110,308	$25,400

We also have pledged approximately $1.2 million in available cash and cash equivalents as collateral for stand-by letters of credit that guarantee certain long-term property lease obligations.

Related Party Transactions

On a limited basis, we conduct certain related party transactions with the companies in which we have equity or debt investments. During 2003, we entered into an agreement with Optix for them to provide subcontracting services to us. As a result of this agreement, we paid Optix approximately $1.0 million for these subcontracting services. We eliminated the effect of this transaction on our consolidated financial statements as required under the equity method of accounting. During 2002, we obtained significant influence over the financial and operating policies of OptiX and, as a result, switched to the equity method of accounting for our investment in Optix.

As of December 31, 2003 and 2002, we have funded $4.0 million and $3.5 million, respectively, relating to our convertible bridge loan with OptiX Networks. In addition, we have provided them additional cash of approximately $1.0 million during 2003 to fund their net losses or, $5.0 million in total under the convertible bridge loan. We have no additional funding obligations per our bridge loan agreement.

Recent Accounting Pronouncements

In January 2003, FIN No. 46, “Consolidation of Variable Interest Entities” (FIN 46) was issued. The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. The guidelines of the interpretation as revised by FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R) became applicable to us in the first quarter of 2004 for variable interest entities created before February 1, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties, or the equity investors lack certain specified characteristics. We are still reviewing FIN 46R to determine its impact, if any, on future reporting periods.

In January 2003, the Emerging Issues Task Force (EITF) released EITF 00-21: “Accounting for Revenue Arrangements with Multiple Deliverables”. EITF 00-21 clarifies how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material effect on our results of operations, liquidity, or financial condition.

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission (including this Form 10-K) may contain statements that are not historical facts, so-called “forward-looking statements”, which involve risks and uncertainties. Such forward-looking statements are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. In some cases you can identify forward-looking statements by terminology such as “may”, “should”, “could”, “will”, “expect”, “intend”, “plans”, “predict”, “anticipate”, “estimate”, “continue”, “believe” or the negative of these terms or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other forward-looking information. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K.

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

Although there has been a notable improvement in our net revenues, they may continue to fluctuate.

Our net revenues have increased during the year ended December 31, 2003, to $23.8 million, from $16.6 million during the year ended December 31, 2002. However, our revenues are substantially down as compared to $58.7 million during the year ended December 31, 2001. Due to current economic conditions and slowdowns in purchases of VLSI semiconductor devices, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our net revenues will continue to fluctuate in the future.

We have incurred significant net losses.

Our net losses have been considerable for the fiscal years ended December 31, 2003, 2002 and 2001. Due to current economic conditions and a significant decline in our net revenues, we expect that our operating results will continue to fluctuate substantially in the future.

We are using our available cash and investments each quarter to fund our operating activities.

During the year ended December 31, 2003, we used $7.6 million of our available cash and cash equivalents to fund our operating, investing and financing activities and redeemed $18.5 million of short and long-term investments for a total cash and investment usage of $26.1 million.

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

We anticipate that we will use approximately $14 million to $16 million in cash, cash equivalents and investments during the first quarter of 2004 to fund our operations, investments and financing activities. We believe that we will continue to use our available cash, cash equivalents and investments in the future although we believe that we have sufficient cash for our needs for at least the next twelve months. We will continue to experience losses and use our cash, cash equivalents and investments if we do not receive sufficient product orders and our costs are not reduced to offset the decline in revenue.

We continue to have substantial indebtedness after the completion of our exchange offer for some of our convertible notes.

As of December 31, 2003, we have approximately $122.0 million in principal amount of indebtedness outstanding in the form of our 4.50% Convertible Notes due September 2005 (the 4.50% Notes), 5.45% Convertible Plus Cash Notessm due 2007 (Plus Cash Notes). On September 30, 2003, we exchanged $89.7 million of our 4.50% Notes for $74.0 million of our Plus Cash NotesSM (the exchange offer). We also issued an additional $24.0 million of our Plus Cash Notes for cash.

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

There can be no assurance that we will be able to meet our debt service obligations, including our obligations under the 4.50% Notes or the Plus Cash Notes. The terms of our Plus Cash Notes permit the holders thereof to voluntarily convert their notes at any time into a certain number of shares of our common stock and receive a certain amount in cash, which we refer to as the plus cash amount, and, if certain conditions are met, we have the option of settling this cash amount in additional shares of our common stock. These Plus Cash Notes also permit us to automatically convert some or all of the Plus Cash Notes into shares of our common stock subject to certain conditions. As a result of shares of our common stock being issued upon voluntary or automatic conversion of the Plus Cash Notes, our stockholders may experience substantial dilution of their ownership interest. In addition, we may not elect to settle the plus cash amount payable upon voluntary or automatic conversion in additional shares of our common stock, or we may be restricted from doing so pursuant to the terms of the Plus Cash Notes. If a significant percentage of our Plus Cash Notes are voluntarily or automatically converted, we may be required to use all or a significant portion of our available cash, which could have a material adverse effect on our business, prospects, financial condition and operating results.

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

Our 4.50% Notes and Plus Cash Notes are unsecured obligations. The terms of the 4.50% Notes and the Plus Cash Notes do not limit the amount of additional indebtedness, including secured indebtedness that we can create, incur, assume or guarantee. Upon any distribution of our assets upon any insolvency, dissolution or reorganization, the payment of the principal of and interest on our secured indebtedness will be distributed out of our assets, which represent the security for such indebtedness. There may not be sufficient assets remaining to pay amounts due on any or all of the 4.50% Notes or the Plus Cash Notes then outstanding once payment of the principal and interest on our secured indebtedness has been made.

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

The terms of the Plus Cash Notes include voluntary and automatic conversion provisions upon which shares of our common stock would be issued, and would also permit us to satisfy certain interest and other payments with additional shares of our common stock. As a result of these shares of our common stock being issued, our stockholders may experience substantial dilution of their ownership interest.

We expect that our operating results will fluctuate in the future due to unpredictable demand in our markets.

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

In response to anticipated long lead times to obtain inventory and materials from our foundries, we may order inventory and materials in advance of anticipated customer demand, which might result in excess inventory levels if the expected orders fail to materialize. As a result, we cannot predict the timing and amount of shipments to our customers, and any significant downturn in customer demand for our products would reduce our quarterly and our annual operating results. As a result of these conditions, during the fiscal years ended December 31, 2003, 2002 and 2001, we recorded write-downs for excess inventories totaling $1.5 million, $4.8 million and $39.2 million, respectively.

We may have to further restructure our business.

In January 2003, we announced a restructuring plan in order to lower our operating expense run-rate due to then current and anticipated business conditions. This plan resulted in a work-force reduction of approximately 24% of existing personnel. Also, we announced the closing of our South Brunswick, New Jersey (SOSi) design center, and reduced staff in Bedford, Massachusetts and Shelton, Connecticut. This workforce reduction also impacted our Switzerland and Belgium locations. In addition, we postponed the completion of the IAD product line and archived the related intellectual property until that market returns, if ever. During the year ended December 31, 2003, we incurred approximately $2.5 million in restructuring expenses related to employee termination benefits, excess facility costs and asset impairments.

During fiscal 2002, we announced a restructuring plan due to continued weakness in our business and the industry. As a result of this plan, we eliminated 56 positions and announced the closing of design centers in Milpitas, California and Raleigh, North Carolina. In conjunction with this restructuring, we discontinued certain product lines and strategically refocused our research and development efforts. As a result of these plans, we incurred restructuring charges and asset impairments of approximately $5.5 million.

During fiscal 2001, we announced restructuring plans as a result of then current and anticipated business conditions. As a result of those plans, we incurred restructuring charges and asset impairments of approximately $32.5 million related to workforce reductions of 77 positions throughout our Company and the related consolidation of several of our leased facilities.

We may have to make further restructuring changes if our operating expense run–rate does not continue to decline in the face of current and anticipate business conditions.

We anticipate that shipments of our products to relatively few customers will continue to account for a significant portion of our total net revenues.

Historically, a relatively small number of customers have accounted for a significant portion of our total net revenues in any particular period. For the years ended December 31, 2003 and 2002, shipments to our top five customers, including sales to distributors, accounted for approximately 64% and 70% of our total net revenues, respectively. We expect that a limited number of customers may account for a substantial portion of our total net revenues for the foreseeable future.

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

We cannot be certain that our current customers will continue to place orders with us, that orders by existing customers will return to the levels of previous periods or that we will be able to obtain orders from new customers. We have no long-term volume purchase commitments from any of our significant customers. The following table sets forth the percentage of net revenues attributable to our major distributors as well as the significant customers that had total purchases (either direct or through distributors) of greater than 10% of net revenues for the fiscal years ended December 31, 2003, 2002 and 2001:

	Years ended December 31,
	2003	2002	2001
Distributors:
Insight Electronics, Inc.(2)	12%	10%	24%
Arrow Electronics, Inc.(1)	11%	19%	*
Weone Corporation	*	13%	10%
Unique Memec(3)	*	*	10%
Significant Customers:
Siemens AG(3)	28%	19%	21%
Tellabs, Inc.(1)(2)	12%	23%	*
Cisco Systems, Inc.(2)	*	11%	*
Redback Networks, Inc.(2)	*	*	12%
Samsung Corporation	*	*	11%
Lucent Technologies, Inc.(2)	*	*	11%

(1)	The primary end customer of the shipments to Arrow Electronics, Inc. is Tellabs, Inc.
(2)	The end customers of the shipments to Insight Electronics, Inc. during 2003 include: Spirent Communications, Cisco Systems, Inc., and Ditech Communications Corporation.
(3)	A portion of the shipments to Siemens AG was distributed through Unique Memec.
*	Revenues were less than 10% of our net revenues in these years.

The cyclical nature of the communication semiconductor industry affects our business and we have experienced a significant downturn since 2000.

We provide semiconductor devices to the telecommunications and data communications markets. The semiconductor industry is highly cyclical and currently is experiencing a contraction of the market. These downturns are characterized by:

•	diminished product demand;

•	accelerated erosion of average selling prices; and

•	production over-capacity.

We may experience substantial fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions, seasonality of customers’ buying patterns and other factors. We have experienced a significant slowdown in the communication semiconductor industry since 2000.

Our international business operations expose us to a variety of business risks.

Foreign markets are a significant part of our net revenues. For the year ended December 31, 2003, foreign shipments accounted for approximately 72% of our total net revenues as compared to 59% in the prior year. We expect foreign markets to continue to account for a significant percentage of our total net revenues. A significant portion of our total net revenues will, therefore, be subject to risks associated with foreign markets, including the following:

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

Semiconductor design and process methodologies are subject to rapid technological change and require large expenditures for research and development. We currently manufacture our products using 0.8, 0.5, 0.35, 0.25, 0.18 and 0.13 micron complementary metal oxide semiconductor (CMOS) processes and a 1.0 micron bipolar CMOS (BiCMOS) process. We continuously evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies. Other companies in the industry have experienced difficulty in transitioning to new manufacturing processes and, consequently, have suffered increased costs, reduced yields or delays in product deliveries. We believe that transitioning our products to smaller geometry process technologies will be important for us to remain competitive. We cannot be certain that we can make such a transition successfully, if at all, without delay or inefficiencies.

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

We sell a range of products that each has a different gross profit. Our total gross profits will be adversely affected if most of our shipments are of products with low gross profits.

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

The price of our products tends to decrease over the lives of our products.

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

In addition, although the telecommunications and data communications equipment markets grew rapidly in the late 1990s and 2000, we have experienced a significant decline in these markets since 2000. We anticipate that these markets will continue to experience significant volatility in the near future.

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

Our intellectual property indemnification practices may adversely impact our business.

We have historically agreed to indemnify our customers for certain costs and damages of intellectual property rights in circumstances where our product is the factor creating the customer’s infringement exposure. This practice may subject us to significant indemnification claims by our customers. In some instances, our products are designed for use in devices manufactured by our customers that comply with international standards. These international standards are often covered by patent rights held by third parties, which may include our competitors. The costs of obtaining licenses from holders of patent rights essential to such international standards could be high. The cost of not obtaining such licenses could also be high if a holder of such patent rights brings a claim for patent infringement. We are not aware of any claimed violations on our part. However, we cannot assure you that claims for indemnification will not be made or that if made, such claims would not have a material adverse effect on our business, results of operations or financial condition.

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

We also rely on trade secrets, proprietary know-how and confidentiality provisions in agreements with employees and consultants to protect our intellectual property. Such parties may not comply with the terms of their agreements with us, and we may not be able to adequately enforce our rights against these parties.

Our stock price is volatile.

The market for securities for communication semiconductor companies, including our company, has been highly volatile. The market sale price of our common stock has fluctuated between a low of $0.21 and a high of $74.69 during the period from June 19, 1995 to December 31, 2003. The closing price was $2.75 on February 25, 2004. It is likely that the price of our common stock will continue to fluctuate widely in the future. Factors affecting the trading price of our common stock include:

•	responses to quarter-to-quarter variations in operating results;

•	announcements of technological innovations or new products by us or our competitors;

•	current market conditions in the telecommunications and data communications equipment markets (we are currently and have been experiencing a significant downturn since 2000); and

•	changes in earnings estimates by analysts.

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

During the past three years, we have acquired five privately-held companies based in the United States and Europe. The integration of the operations of our five acquisitions, ADV Engineering S.A., acquired in January 2001, Horizon Semiconductors, Inc., acquired in February 2001, Onex Communications Corporation, acquired in September 2001, Systems On Silicon, Inc., (SOSi) acquired in March 2002, and ASIC Design Services, Inc., acquired in August 2003 have been completed.

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

We have made investments in early stage venture-backed, start-up companies that develop technologies that are complementary to our product roadmap. The following table summarizes these investments as of December 31, 2003:

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

We plan to continue to use our cash to make selected investments in these types of companies. Certain companies in which we invested in the past have failed, and we have lost our entire investment in them. These investments involve all the risks normally associated with investments in development stage companies. As such, there can be no assurance that we will receive a favorable return on these or any future venture-backed investments that we may make. Additionally, our original and any future investments may continue to become impaired if these companies do not succeed in the execution of their business plans. Any further impairment or equity losses in these investments could negatively impact our future operating results.

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

Failure to obtain such insurance could have a materially adverse impact on future financial results in the event that we are required to defend against and resolve any securities claims made against our Company, our board of directors and officers. Further, the inability to obtain such insurance in adequate amounts may impair our future ability to attract or retain qualified directors and/or officers.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.    We have investments in money market accounts, government securities and commercial paper that earn interest income that is a function of the market rates. As a result, we do have exposure to changes in interest rates. For example, if interest rates were to decrease by one half percentage point from their current levels, our potential interest income for 2003, assuming a constant cash balance, would decrease by approximately $1.0 million. We do, however, expect our cash balance to decline during fiscal 2004 and expect that our interest income will also decrease.

Foreign Currency Exchange Risk.    As substantially all of our net revenues are currently made or denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Although we recognize our revenues in U.S. dollars, we incur expenses in currencies other than U.S. dollars. In fiscal 2003, operating expenses incurred in foreign currencies were approximately 20% of our total operating expenses. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in hedging. We do not enter into derivative financial instruments for trading or speculative purposes. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

Fair Market Value of Financial Instruments.    As of December 31, 2003, our long-term debt consisted of convertible notes with interest at fixed rates of 4.50% and 5.45%, respectively. Consequently, we do not have significant cash flow exposure on our convertible notes. However, the fair market value of the convertible notes is subject to significant fluctuation due to changes in market interest rates and their convertibility into shares of our common stock. The fair market value of our outstanding 4.50% Notes is approximately $22.3 million and $68.7 million at December 31, 2003 and 2002, respectively. The fair market value of our outstanding 5.45% Plus Cash Notes is approximately $96.3 million at December 31, 2003. Among other factors, changes in interest rates and the price our common stock affect the fair value of our convertible notes. Refer to critical accounting policies and use of estimates in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on and analysis of our derivative liability associated with our 5.45% Convertible Plus Cash Notes due 2007.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TranSwitch Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of computing depreciation during 2003. As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” during 2002.

/s/ KPMG LLP

Stamford, Connecticut

January 20, 2004

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$142,950	$150,548
Short-term investments	9,101	33,099
Accounts receivable, net of allowances of $462 and $452, respectively	3,684	2,228
Inventories	2,838	4,658
Prepaid expenses and other current assets	2,912	3,980

Total current assets	161,485	194,513
Long-term investments (marketable securities)	27,300	21,819
Property and equipment, net	10,262	18,719
Patents, net of accumulated amortization	1,240	1,655
Investments in non-publicly traded companies	627	1,988
Deferred financing costs, net	4,462	2,193
Other assets	930	2,466

Total assets	$206,306	$243,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$664	$2,044
Accrued expenses and other current liabilities	6,728	8,992
Accrued compensation and benefits	1,458	1,961
Accrued sales returns, allowances and stock rotation	1,671	1,479
Accrued interest	1,665	1,546
Restructuring liabilities	1,454	1,708

Total current liabilities	13,640	17,730
Restructuring liabilities—long term	22,689	25,849
5.45% Convertible Plus Cash Notes due 2007, net of debt discount of $21,742	75,866	—
4.50% Convertible Notes due 2005	24,442	114,113
Derivative liability	20,659	—

Total liabilities	157,296	157,692

Commitments and contingencies
Stockholders’ equity:
Common stock $.001 par value; authorized 300,000,000 shares; issued and outstanding, 90,953,205 shares at December 31, 2003 and 90,131,672 shares at December 31, 2002	91	90
Additional paid-in capital	291,115	290,007
Accumulated other comprehensive income	994	174
Accumulated deficit	(243,190)	(204,610)

Total stockholders’ equity	49,010	85,661

Total liabilities and stockholders’ equity	$206,306	$243,353

See accompanying notes to consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years ended December 31,
	2003	2002(1)	2001(1,2)
Net revenues:
Product revenues	$22,970	$15,830	$58,260
Service revenues	850	806	422

Total net revenues	23,820	16,636	58,682
Cost of revenues:
Cost of product revenues	6,086	4,988	21,042
Provision for excess inventories	1,498	4,832	39,218
Cost of service revenues	333	959	221

Tota1cost of revenues	7,917	10,779	60,481

Gross profit (loss)	15,903	5,857	(1,799)
Operating expenses:
Research and development	41,998	53,523	49,324
Marketing and sales	10,964	13,266	22,169
General and administrative	5,630	7,306	9,024
Amortization of goodwill	—	—	2,476
Impairment of goodwill	—	59,901	—
Restructuring charge and asset impairments, net	2,538	3,895	34,223
Purchased in-process research and development	512	2,000	22,000

Total operating expenses	61,642	139,891	139,216

Operating loss	(45,739)	(134,034)	(141,015)
Other (expense) income:
Impairment of investments in non-publicly traded companies	(1,545)	(8,669)	—
Equity in net losses of affiliates	(1,933)	(3,405)	(1,962)
Change in fair value of derivative liability	2,619	—	—
Gain from exchange and repurchase of 4.50% Convertible Notes due 2005	14,463	51,976	35,307
Interest (expense) income:
Interest income	2,805	6,591	23,221
Interest expense	(8,116)	(8,349)	(20,613)

Interest (expense) income, net	(5,311)	(1,758)	2,608

Total other (expense) income, net	8,293	38,144	35,953

Loss before income taxes, extraordinary loss and cumulative effect of a change in accounting principle	(37,446)	(95,890)	(105,062)
Income tax expense (benefit)	246	69,334	(25,636)

Loss before extraordinary loss and cumulative effect of a change in accounting principle	(37,692)	(165,224)	(79,426)
Extraordinary loss upon consolidation of TeraOp(USA), Inc.	(83)	—	—
Cumulative effect on prior years of retroactive application of new depreciation method	(805)	—	—

Net loss	$(38,580)	$(165,224)	$(79,426)

Basic and diluted loss per common share:
Loss before extraordinary loss and cumulative effect of a change in accounting principle	$(0.42)	$(1.84)	$(0.91)
Extraordinary loss	—	—	—
Cumulative effect of a change in accounting principle	(0.01)	—	—

Net loss	$(0.43)	$(1.84)	$(0.91)

Basic and diluted average common shares outstanding	90,406	90,037	86,904

(1)	The 2002 and 2001 gain on debt extinguishment, previously classified as extraordinary, has been reclassified to continuing operations in accordance with SFAS 145.
(2)	The 2001 figures have been adjusted for the effect of the change in the investment in OptiX Networks, Inc. from the cost to the equity method of accounting.

See accompanying notes to consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Common stock		Common stock, in treasury, at cost	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated earnings (deficit)(1)	Total
	Shares	Amount
Balance at December 31, 2000	83,500,125	$84	$—	$217,455	$(225)	$40,040	$257,354

Comprehensive loss:
Net loss						(79,426)	(79,426)
Currency translation adjustment					(78)		(78)

Total comprehensive loss							(79,504)

Shares of common stock issued under stock option and stock purchase plans	1,745,921	2	—	8,293	—	—	8,295
Repurchase of 1,010,000 shares of common stock	—	—	(4,211)	—	—	—	(4,211)
Shares of common stock issued in purchase transactions.	5,686,423	5	—	60,101	—	—	60,106
Tax benefit from exercise of employee stock options	—	—	—	8,053	—	—	8,053

Balance at December 31, 2001	90,932,469	$91	$(4,211)	$293,902	$(303)	$(39,386)	$250,093

Comprehensive loss:
Net loss						(165,224)	(165,224)
Currency translation adjustment					477		477

Total comprehensive loss							(164,747)

Shares of common stock issued under stock option and stock purchase plans	209,203	—	—	289	—	—	289
Retirement of 1,010,000 shares of common stock	(1,010,000)	(1)	4,211	(4,211)	—	—	(1)
Tax benefit from exercise of employee stock options	—	—	—	27	—	—	27

Balance at December 31, 2002	90,131,672	$90	$—	$290,007	$174	$(204,610)	$85,661

Comprehensive loss:
Net loss						(38,580)	(38,580)
Currency translation adjustment					820		820

Total comprehensive loss							(37,760)

Shares of common stock issued under stock option and stock purchase plans	549,139	1	—	569	—	—	570
Shares of common stock issued in purchase transaction	189,475			308			308
Shares of common stock issued upon conversion of 5.45% Convertible Plus Cash Notes	82,919			231	—	—	231

Balance at December 31, 2003	90,953,205	$91	$—	$291,115	$994	$(243,190)	$49,010

(1)	The 2001 figures have been adjusted for the effect of the change in the investment in OptiX Networks, Inc. from the cost to the equity method of accounting.

See accompanying notes to consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2003	2002(1)	2001(1,2)
Cash flows from operating activities:
Net loss	$(38,580)	$(165,224)	$(79,426)
Adjustments required to reconcile net loss to cash flows used in operating activities, net of effects of acquisitions:
Depreciation and amortization	13,336	14,672	11,547
Deferred income taxes	—	69,038	(33,712)
Goodwill impairment	—	59,901	—
Extraordinary loss upon consolidation of TeraOp(USA), Inc.	83	—	—
Tax benefit from exercise of employee stock options	—	27	8,053
(Benefit) provision for doubtful accounts	10	(1,100)	997
Provision for excess inventories	1,498	4,832	39,218
Cumulative effect of change in accounting principle	805	—	—
Non-cash restructuring (expense) benefit, net	(1,002)	(1,273)	2,367
Equity in net losses of affiliates	1,933	3,405	1,962
Impairment of investments in non-publicly traded companies	1,545	8,669	—
Purchased in-process research and development	512	2,000	22,000
Gain from exchange and repurchase of 4.50% Convertible Notes due 2005	(14,463)	(51,976)	(35,307)
Change in fair value of derivative liability and other non-cash items	(2,619)	(260)	—
Decrease (increase) in operating assets:
Accounts receivable	(1,461)	2,397	24,538
Inventories	322	(1,264)	(32,547)
Prepaid expenses and other assets	1,926	(1,033)	3,728
(Decrease) increase in operating liabilities:
Accounts payable	(1,538)	(2,113)	(4,433)
Accrued expenses and other current liabilities	(1,961)	(5,565)	(5,679)
Restructuring liabilities	(1,869)	(730)	29,924

Net cash used in by operating activities	(41,523)	(65,597)	(46,770)

Cash flows from investing activities:
Purchase of product licenses	(700)	(3,204)	(2,000)
Cash received from dissolution of investment	886	—	—
Cash acquired upon consolidation of TeraOp(USA), Inc.	17	—	—
Capital expenditures	(2,607)	(9,037)	(9,469)
Investments in non-publicly traded companies	(2,672)	(4,951)	(9,009)
Acquisition of businesses, net of cash acquired	(390)	(5,789)	(12,729)
Purchases of short and long term held-to-maturity investments	(52,453)	(68,256)	(271,673)
Proceeds from short and long term held-to-maturity of investments	70,970	79,264	316,503

Net cash provided by (used in) investing activities	13,051	(11,973)	11,623

Cash flows from financing activities:
Proceeds from issuance of 5.45% Convertible Plus Cash Notes due 2007	24,000	—	—
Repurchase of 4.50% Convertible Notes due 2005	—	(143,156)	(106,163)
Repurchase of common stock	—	—	(4,211)
Issuance of common stock under employee stock plans	637	549	8,295
Deferred financing fees	(4,459)	—	—
Payments on conversion of 5.45% Convertible Plus Cash Notes due 2007	(123)	—	—

Net cash provided by (used in) financing activities	20,055	(142,607)	(102,079)

Effect of exchange rate changes on cash and cash equivalents	819	477	(78)

Decrease in cash and cash equivalents	(7,598)	(219,700)	(137,304)
Cash and cash equivalents at beginning of year	150,548	370,248	507,552

Cash and cash equivalents at end of year	$142,950	$150,548	$370,248

(1)	The 2002 and 2001 gain on debt extinguishment, previously classified as extraordinary, has been reclassified to continuing operations in accordance with SFAS 145.
(2)	The 2001 figures have been adjusted for the effect of the change in the investment in OptiX Networks, Inc. from the cost to the equity method of accounting.

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

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, allowances for uncollectable receivables, excess or slow-moving inventories, obsolete inventories, impairment of assets, product warranty reserves, depreciation and amortization, income taxes, sales returns, stock rotation and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Cash, Cash Equivalents and Investments in Marketable Securities

All highly liquid investments with an original maturity of three months or less are considered cash equivalents. Cash equivalents were approximately $143.0 million and $150.5 million as of December 31, 2003 and 2002, respectively. Cash equivalents consist of overnight bank repurchase agreements, certificates of deposit, U.S. Treasury Bills, commercial paper and U.S. agency notes. The majority of the Company’s cash and cash equivalents are maintained with three major financial institutions. The cash, cash equivalents and investment balances at institutions may, at times, be above the Federal Deposit Insurance Corporation insured limit of $0.1 million per account.

Short and long-term investments are comprised of marketable securities, primarily U.S. Treasury Bills, commercial paper, and corporate debt securities. Investments with remaining maturities greater then ninety days, but less than one year, as of the date of the balance sheet are considered short-term. Long-term investments consist of the same mix of securities with maturity dates greater than one year from the balance sheet date. At December 31, 2003 and 2002, all of the Company’s marketable securities are classified as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the securities to maturity. These investments are recorded at amortized cost.

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value because of their short maturities. The fair values of long-term investments (marketable securities), 4.50% Convertible Notes due 2005 and 5.45% Convertible Plus Cash Notes

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

due 2007 are determined using quoted market prices for those securities or similar financial instruments. The fair value of the outstanding 4.50% Convertible Notes due 2005 was approximately $22.3 million and $68.7 million at December 31, 2003 and 2002, respectively. The fair value of the outstanding 5.45% Convertible Plus Cash Notes due 2007 was approximately $96.3 million at December 31, 2003.

The fair value of the Company’s marketable securities and investments in non-publicly traded companies are disclosed in Note 4—Investments in Marketable Securities and Note 5—Investments in Non-Publicly Traded Companies.

Inventories

Inventories are carried at the lower of cost (on a weighted-average cost basis) or estimated net realizable value.

Product Licenses

Product licenses are amortized using the greater of: (1) the amount computed using the ratio of a product’s current gross revenues to the product’s total of current and estimated future gross revenues; or (2) the straight-line method over the estimated useful life of the asset, generally three to five years, not to exceed the term of the license. Amortization of product licenses amounted to $0.3 million, $0.1 million and zero for the fiscal years ended December 31, 2003, 2002 and 2001, respectively. Accumulated amortization of licenses was $0.4 million and $0.1 million as of December 31, 2003 and 2002, respectively.

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

Effective January 1, 2003, the Company changed the method of depreciating property and equipment to the straight-line method. Depreciation of property and equipment in prior years was computed using the half-year convention method. The Company evaluated the use and related consumption of all classes of acquired property and equipment and determined that many assets are used and consumed on a consistent level over their estimated economic lives. Under the half-year convention method, property and equipment placed in service during the first year of acquisition was subject to six months of depreciation expense regardless of when the asset was acquired, placed in service and consumed. The Company believes that the straight-line method results in a better approximation of the underlying consumption of the asset over its estimated useful life and provides a better matching of revenues and expenses. The effect of the change in depreciation method as of January 1, 2003 was applied retroactively to property and equipment acquisitions of prior years. The cumulative effect of the change with respect to the retroactive application of the straight-line method is an approximately $0.8 million charge (or $0.01 loss per diluted common share) and has been recorded as such on the consolidated statement of operations. This charge has not been presented net of income taxes as the Company continues to maintain a full valuation allowance against its net deferred tax assets. Pro forma amounts have not been presented because the effects of this change in accounting principle were not material to the consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

Patents

Patents are carried at cost less accumulated amortization, and are being amortized on a straight line basis over their estimated economic lives of ten years. Amortization expense for patents amounted to $0.2 million and $0.2 million of December 31, 2003 and 2002, respectively. Refer also to Note 3—Business Combinations for additional disclosure. The Company expects to incur amortization expense of approximately $0.2 million per year over the next five years in conjunction with this patent. Accumulated amortization of patents was $0.4 million and $0.2 million as of December 31, 2003 and 2002, respectively.

Deferred Financing Costs

Deferred financing costs on our 4.50% Convertible Notes due 2005 and 5.45% Convertible Plus Cash Notes due 2007 are amortized using the interest method over the term of the related notes. Accumulated amortization of deferred financing fees was $16.3 million and $14.2 million as of December 31, 2003 and 2002, respectively. Amortization, included in the consolidated statement of operations as a component of interest expense, was $0.9 million, $1.1 million, and $2.7 million for the fiscal years ended December 31, 2003, 2002 and 2001, respectively. Refer to Note 12—Convertible Notes.

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

Investments in Non-Publicly Traded Companies

The Company has certain minority investments in the convertible preferred stock and debt of several non-publicly traded companies. Depending on the Company’s level of ownership and whether or not the Company has the ability to exercise significant influence, these investments are accounted for on either the cost or equity method, and they are reviewed periodically for impairment. The appropriate reductions in carrying values are recorded when, and if, necessary. Refer to Note 5—Investments in Non-Publicly Traded Companies.

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

Cash, cash equivalents, and marketable securities are maintained in investment-grade financial instruments with high-quality financial institutions, thereby reducing credit risk concentrations. In addition, the Company limits the amount of credit exposure to any one financial institution and to any one type of investment.

At December 31, 2003, over 90% of accounts receivable were due from nine customers. The majority of the Company’s sales are to customers in the telecommunications and data communications industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company does establish an allowance for potentially uncollectable accounts based upon factors surrounding the credit risk of specific customers, historical payment trends and other information.

Product Warranties

TranSwitch provides warranties on its products for up to one year from the date of shipment. A liability is recorded for estimated costs to be incurred under product warranties, which is based on various inputs including historical experience. Estimated warranty expense is recorded as cost of revenues as products are shipped.

Research and Development Costs

Research and development costs are expensed as incurred.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is more likely than not that the Company will not be able to utilize deferred income tax assets in the future, a valuation allowance is established. Refer to Note 9—Income Taxes.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

Stock-Based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and FASB Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions Involving Stock-Based Compensation, an interpretation of APB Opinion No. 25” and related interpretations in accounting for its stock-based compensation plans. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations. Expense associated with stock-based compensation is amortized over the vesting period of each individual award. The following table illustrates the effect on net loss and loss per common share as if the Black-Scholes fair value method described in SFAS No. 123, “Accounting for Stock-Based Compensation” had been applied to the Company’s long-term compensation equity plans:

	Years ended December 31,
	2003	2002	2001
Net loss:
As reported	$(38,580)	$(165,224)	$(79,426)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	$(38,152)	$(47,460)	$(59,721)

Pro forma	$(76,732)	$(212,684)	$(139,147)
Basic loss per common share:
As reported	$(0.43)	$(1.84)	$(0.91)
Pro forma	$(0.85)	$(2.36)	$(1.60)
Diluted loss per common share:
As reported	$(0.43)	$(1.84)	$(0.91)
Pro forma	$(0.85)	$(2.36)	$(1.60)

Loss Per Common Share

Basic loss per common share is based upon the weighted average common shares outstanding during the period. Diluted loss per common share assumes exercise of all outstanding “in-the-money” stock options and the conversion of the 4.50% Convertible Notes due 2005 and 5.45% Convertible Plus Cash Notessm due 2007 into common stock at the beginning of the period or the date of issuance, if later, unless they are anti-dilutive.

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

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the 2003 presentation.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

Restatements

Accounting principles generally accepted in the United States of America (U.S. GAAP) requires retroactive restatement where an equity investment previously accounted for under the cost method of accounting qualifies for use of the equity method. The Company has restated prior period results to reflect the change from the cost to the equity method of accounting for its investment in OptiX Networks, Inc. (OptiX) as the Company, during fiscal 2002, obtained the ability to significantly influence the operating and financial policies of OptiX through its investments in convertible preferred stock and a bridge loan. This restatement reduced the investment balance in OptiX (included in investments in non-publicly traded companies on the consolidated balance sheet), as if accounted for on the equity method, since inception.

Also, equity in net losses of affiliates was recorded on the consolidated statement of operations for the prior periods reported (refer also to Note 5—Investments in Non- Publicly Traded Companies). This retroactive restatement results in the following full year impact for the year ended December 31, 2001:

Year ended December 31, 2001
Net loss—as originally reported	$(77,464)
Add: Adjustment for Change in Accounting Method Equity in net losses of affiliates	(1,962)

Net loss—as restated	$(79,426)

Basic loss per common share—as originally reported	$(0.89)
Basic loss per common share—as restated	$(0.91)
Diluted loss per common share—as originally reported	$(0.89)
Diluted loss per common share—as restated	$(0.91)

Recent Accounting Pronouncements

In January 2003, FIN No. 46, “Consolidation of Variable Interest Entities” (FIN 46) was issued. The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. The guidelines of the interpretation as revised by FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R) became applicable to us in the first quarter of 2004 for variable interest entities created before February 1, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties, or the equity investors lack certain specified characteristics. We are still reviewing FIN 46R to determine its impact, if any, on future reporting periods.

In January 2003, the Emerging Issues Task Force (EITF) released EITF 00-21: “Accounting for Revenue Arrangements with Multiple Deliverables”. EITF 00-21 clarifies how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material effect on the Company’s results of operations, liquidity, or financial condition.

Note 2. Goodwill and Purchased Intangible Assets

The Company adopted the provisions of SFAS 141 “Business Combinations” (SFAS 141), as of July 1, 2001 and, accordingly, has not amortized goodwill for business combinations that occurred after July 1, 2001.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), on January 1, 2002, and accordingly, ceased amortizing goodwill totaling $54.5 million as of January 1, 2002, which includes workforce intangibles of approximately $0.7 million previously classified as purchased intangible assets.

The following table presents the impact of SFAS 142 on net loss and net loss per common share for each year in the three year period ended December 31, 2003:

	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001
Net loss—as reported	$(38,580)	$(165,224)	$(79,426)
Add Adjustment:
Amortization of goodwill and acquired workforce intangible	—	—	2,476

Net loss—as adjusted	$(38,580)	$(165,224)	$(76,950)

Basic loss per common share—as reported	$(0.43)	$(1.84)	$(0.91)
Basic loss per common share—as adjusted	$(0.43)	$(1.84)	$(0.89)
Diluted loss per common share—as reported	$(0.43)	$(1.84)	$(0.91)
Diluted loss per common share—as adjusted	$(0.43)	$(1.84)	$(0.89)

As required by SFAS 142, the Company performed an initial impairment review of its goodwill balance as of January 1, 2002 upon the adoption of SFAS 142. Under SFAS 142, goodwill impairment is deemed to exist if the net asset value of a reporting unit exceeds its estimated fair value. This impairment analysis determined that as of January 1, 2002, there was no impairment to the carrying value of goodwill. At the time this analysis was performed, the daily average closing price of the Company’s common stock was $4.19 for the quarter ended December 31, 2001. The Company operates a single reporting unit; therefore, no goodwill is allocated.

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

For the year ended December 31, 2003, the Company had no goodwill recorded on its consolidated balance sheets.

Note 3. Business Combinations

During the years ended December 31, 2003 and 2002, the Company completed two acquisitions. All acquisitions were accounted for under the purchase method of accounting for business combinations. The consolidated financial statements include the operating results of each business from the date of acquisition. All significant intercompany balances and transactions have been eliminated.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

Fiscal 2003

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

The Company has allocated purchase price of and investment in ADS as shown in the following table:

Purchased in-process research and development	$512
Cash	19
Other current assets and software licenses	173
Accrued liabilities	(26)

Investment In ADS	$678

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

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

Pro forma financial information

Pro forma results of operations for ADS have not been presented because the effects of this acquisition are not material to the consolidated financial statements.

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

The $2.0 million allocated to in-process research and development (IPR&D) was determined using established valuation techniques in the telecommunications and data communications industries. The value

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

allocated to IPR&D was based upon the forecasted operating after-tax cash flows from the technology acquired, giving effect to the stage of completion at the acquisition date. Future cash flows were adjusted for the value contributed by any core technology and development efforts expected to be completed post acquisition. These forecasted cash flows were then discounted at rates commensurate with the risks involved in completing the acquired technologies, taking into consideration the characteristics and applications of each product, the inherent uncertainties in achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. A project’s risk is the highest at its inception. As the project progresses, the risk of a project generally decreases. As of the acquisition date, the IAD chip was still in its initial stages of development. After considering these factors, the risk-adjusted discount rate for the IAD chip product was determined to be 65%. The acquired technology that had not yet reached technological feasibility and for which no alternative future uses existed was expensed upon acquisition in accordance with SFAS No. 2, “Accounting for Research and Development Costs”.

Goodwill

As disclosed in Note 2—Goodwill and Purchased Intangible Assets, all goodwill associated with this acquisition was impaired during the year ended December 31, 2002.

Patents

At the time of acquisition, SOSi had two patent applications pending. The Company, through an independent valuation using established valuation techniques in the telecommunications and data communications industries, determined these applications to be worth approximately $0.3 million with an estimated useful life of 5 years. The Company was amortizing this asset on a straight-line basis over a 5-year period until January 2003 at which time this asset was impaired.

Pro forma financial information

Pro forma results of operations for SOSi have not been presented because the effects of this acquisition were not material to the consolidated financial statements.

In January 2003, the Company announced a restructuring plan that included a workforce reduction, facility closings and the elimination of certain product lines. The Company postponed the completion of the IAD product line and archived the intellectual property until the market returns, if ever. Given these facts and circumstances, the Company believed that there were indications of impairment of the acquired SOSi patents. As such, the Company evaluated the future cash flows and determined that these patents were impaired and, accordingly, the Company recorded an impairment charge during the first quarter of 2003. Refer to Note 13—Restructuring and Asset Impairment Charge.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

Note 4. Investments in Marketable Securities

The following table summarizes investments in securities classified as cash and cash equivalents, short-term and long-term investments at December 31, 2003 and 2002, respectively:

	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
Fiscal Year Ended December 31, 2003
Money market & certificates of deposit	$80,957	$—	$—	$80,957
U.S. government & agency obligations	63,519	12	—	63,531
Corporate bonds & commercial paper	12,964	—	(235)	12,729

Total at December 31, 2003	$157,440	$12	$(235)	$157,217

Fiscal Year Ended December 31, 2002
Money market & certificates of deposit	$99,962	$—	$—	$99,962
U.S. government & agency obligations	39,189	104	(20)	39,273
Corporate bonds & commercial paper	50,087	493	(112)	50,468

Total at December 31, 2002	$189,238	$597	$(132)	$189,703

	December 31,
	2003	2002
Reported as:
Cash and cash equivalents	$121,039	$134,320
Short-term investments	9,101	33,099
Long-term investments	27,300	21,819

Total	$157,440	$189,238

Marketable debt securities (i.e. corporate bonds) had scheduled maturities of less than three years as of December 31, 2003 and 2002, respectively. In addition to the marketable securities noted above, the Company also held $21.9 million and $16.2 million in non-investment cash accounts as of December 31, 2003 and 2002, respectively (recorded as cash and cash equivalents on the consolidated balance sheets). The total cash and marketable investment securities balances were $179.4 million and $205.5 million as of December 31, 2003 and 2002, respectively.

During the year ended December 31, 2002, the Company sold certain held-to-maturity securities prior to their maturity date due to a decline in credit quality of the underlying issuers. The total amortized cost of the securities sold prior to maturity during the years ended December 31, 2002 was approximately $6.4 million. The Company recognized a loss on these sales of approximately $0.1 million during the year ended December 31, 2002. This loss is recorded within interest income on the Company’s consolidated statements of operations. During 2003, the Company did not have any such transactions.

Note 5. Investments in Non-Publicly Traded Companies

Equity Method Investments

The Company’s investment in OptiX Networks, Inc. (OptiX), is accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s pro-rata share of the net income or loss from

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

the investee companies are recorded in the consolidated statements of operations and, accordingly, the investment’s carrying value is adjusted on the consolidated balance sheets.

During 2003, the Company entered into an agreement in which Optix would provide subcontracting services to the Company. As a result of this agreement, the Company paid Optix approximately $1.0 million for these subcontracting services. The Company eliminated the effect of this transaction as required under the equity method of accounting. During 2002, the Company obtained significant influence over the financial and operating policies of OptiX in connection with a convertible bridge loan and, as a result, switched to the equity method of accounting for our investment in Optix. All prior period financial information has been retroactively restated to reflect this change in reporting entity (refer also to Note 1—Summary of Significant Accounting Policies).

As of December 31, 2003 and 2002, the Company has funded $4.0 million and $3.5 million relating to the convertible bridge loan with OptiX. In addition, the Company has provided Optix additional cash of approximately $1.0 million during 2003 to fund their net losses. The Company has no additional funding obligations under the bridge loan agreement.

Cost Method Investments

The Company has purchased shares of convertible preferred stock in Accordion Networks, Inc. (Accordion), and Opulan Networks, Inc, (Opulan). In addition, the Company has a 1% limited partnership interest in Neurone II, a venture capital fund organized as a limited partnership. The Company’s direct and indirect (which include certain board members and employees) voting interest is less than 20% of the total ownership of each of these companies as of December 31, 2003 and 2002, and the Company does not exercise significant influence over the management of these companies as defined by APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock,” and other relevant literature. The Company accounts for these investments at cost and monitors the carrying value of these investments for impairment.

Impairment of Investments in Non-Publicly Traded Companies

During the years ended December 31, 2003 and 2002, as a result of Company-specific and industry conditions, the Company determined that there were indicators of impairment to the carrying value of its investments in non-publicly traded companies. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, most recent valuation data, the current investing environment, management/ ownership changes, and competition. This evaluation process is based on information that the Company requests from these privately-held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. During the year ended December 31, 2003 and 2002, the Company used the modified equity method of accounting to determine the impairment loss for its investments in non-publicly traded companies, as the Company determined that no better current evidence of the value of its cost method investments existed and it believes that this measurement process gives the Company the best basis for an estimate given the negative cash flows of these companies. The modified equity method of accounting results in recording an impairment loss on a cost method investment equal to the investor’s proportionate share of the investee’s losses as its contributed capital is consumed to fund operating losses of the investee from the inception of the investor’s investment.

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

Based on our evaluations, we recorded impairment charges related to our investments in non-publicly traded companies of $1.5 million, $8.7 million and zero during the fiscal years ended December 31, 2003, 2002 and 2001, respectively.

Note 6. Inventories

The components of inventories at December 31, 2003 and 2002 are as follows:

	December 31,
	2003	2002
Raw material	$643	$906
Work-in-process	488	2,052
Finished goods	1,707	1,700

Total inventories	$2,838	$4,658

As a result of then current and anticipated business conditions, as well as lower than anticipated demand, the Company recorded charge for excess inventories totaling approximately $1.5 million, $4.8 million and $39.2 million during the fiscal years ended December 31, 2003, 2002 and 2001, respectively. The effect of these inventory provisions was to write inventory down to a new cost basis of zero. During the three years ended December 31, 2003, respectively the Company sold certain products that had previously been written down to a cost basis of zero. The following table presents the impact to gross profit (loss) of the excess inventory charges and benefits for the fiscal years ended December 31, 2003, 2002 and 2001:

	Year ended December 31, 2003		Year ended December 31, 2002		Year ended December 31, 2001
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %	Gross Profit (loss) $	Gross Profit %
Gross Profit (loss)—as reported	$15,903	67%	$5,857	35%	$(1,799)	(3)%
Excess inventory charge(1)	1,498	6%	4,832	29%	39,218	67%
Excess inventory benefit(2)	(3,985)	(17)%	(2,183)	(13)%	—	—

Gross profit—as adjusted	$13,416	56%	$8,506	51%	$37,419	64%

(1)	During the fiscal years ended December 31, 2003, 2002 and 2001, respectively, the Company recorded a provision for excess inventories of approximately $1.5 million, $4.8 million and 39.2 million, respectively, as costs of revenues.
(2)	During the fiscal years ended December 31, 2003, 2002 and 2001, respectively the Company realized an excess inventory benefit from the sale of products, which had previously been written down to a cost basis of zero. For the purposes of comparing the change in gross profit on net revenues, the Company is excluding this benefit and calculating gross profit on these product revenues as if they had been sold at their historical average costs.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

Note 7. Property and Equipment, Net

The components of property and equipment, net at December 31, 2003 and 2002 are as follows:

	Estimated Useful Lives	December 31,
		2003	2002
Purchased computer software	3 years*	$23,745	$23,000
Computers and equipment	3-7 years	12,666	13,639
Furniture	3-7 years	2,823	2,847
Leasehold improvements	Lease term*	1,516	1,634
Construction in-progress (software and equipment)		25	756

Gross property and equipment		40,775	41,876
Less accumulated depreciation and amortization		(30,513)	(23,157)

Property and equipment, net		$10,262	$18,719

*	Shorter of estimated useful life or lease term.

Depreciation expense was $8.6 million, $10.8 million, and $6.1 million, for the fiscal years ended December 31, 2003, 2002 and 2001, respectively.

Note 8. Segment Information and Major Customers

Under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (SFAS 131), the Company uses the “management” approach to reporting segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. Under SFAS 131, there is one business segment: communication semiconductor products.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

Enterprise-wide Information

Enterprise-wide information provided on geographic net revenues is based on the customer’s ordering location. Long-lived asset information is based on the physical location of the assets. The following tables present net revenues and long-lived assets information for geographic areas:

	Years ended December 31,
	2003	2002	2001
Net revenues:
United States	$6,745	$6,813	$17,922
Germany	6,509	3,226	10,882
China	1,996	954	8,418
United Kingdom	1,795	42	6,142
Israel	1,537	655	4,838
Korea	1,315	2,154	5,613
Malaysia	588	1,155	129
Canada	64	68	1,193
Other countries	3,271	1,569	3,545

Total	$23,820	$16,636	$58,682

	December 31,
	2003	2002	2001
Long-lived assets:
United States	$11,193	$21,151	$77,169
Other countries	1,239	1,689	1,891

Total	$12,432	$22,840	$79,060

Information about Major Customers

The Company ships its products to both distributors and directly to end customers. The following table sets forth the percentage of net revenues attributable to all of the Company’s major distributors as well as the significant customers that had total purchases (either direct or through distributors) of greater than 10% of net revenues for the fiscal years ended December 31, 2003, 2002 and 2001:

	Years ended December 31,
	2003	2002	2001
Distributors:
Insight Electronics, Inc.(2)	12%	10%	24%
Arrow Electronics, Inc.(1)	11%	19%	*
Weone Corporation	*	13%	10%
Unique Memec(3)	*	*	10%
Significant Customers:
Siemens AG(3)	28%	19%	21%
Tellabs, Inc.(1)(2)	12%	23%	*
Cisco Systems, Inc.(2)	*	11%	*
Redback Networks, Inc.(2)	*	*	12%
Samsung Corporation	*	*	11%
Lucent Technologies, Inc.(2)	*	*	11%

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

(1)	The primary end customer of the shipments to Arrow Electronics, Inc. is Tellabs, Inc.
(2)	The end customers of the shipments to Insight Electronics, Inc. during 2003 include: Spirent Communications, Cisco Systems, Inc., and Ditech Communications Corporation.
(3)	A portion of the shipments to Siemens AG was distributed through Unique Memec.
*	Revenues were less than 10% of our net revenues in these years.

Note 9. Income Taxes

The components of loss before income taxes, extraordinary loss and cumulative effect of a change in accounting principle for the fiscal years ended December 31, 2003, 2002 and 2001 are as follows:

	Years ended December 31,
	2003	2002	2001
U.S. domestic loss	$(38,282)	$(97,018)	$(106,387)
Foreign income	836	1,128	1,325

Loss before income taxes, extraordinary loss and cumulative effect of a change in accounting principle	$(37,446)	$(95,890)	$(105,062)

The provision (benefit) for income taxes is comprised of the following:

	Years ended December 31,
	2003	2002	2001
Federal income taxes:
Current	$—	$—	$—
Deferred	—	62,534	(24,549)
State income taxes:
Current	—	—	—
Deferred	—	6,132	(1,538)
Foreign income taxes:
Current	246	668	451
Deferred	—	—	—

Income tax expense (benefit)	$246	$69,334	$(25,636)

The Company recorded state franchise and capital taxes of $0.1 million and $0.2 million in the years ended December 31, 2003 and 2002, respectively, which is recorded as a component of general and administrative expenses on the consolidated statement of operations.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

The following table summarizes the differences between the U.S. federal statutory rate and the Company’s effective income tax (benefit) rate for financial statement purposes for the fiscal years ended December 31, 2003, 2002 and 2001:

	Years ended December 31,
	2003	2002	2001
U.S. federal statutory tax rate	(35.0)%	(35.0)%	(35.0)%
State taxes	(4.1)	(0.8)	(0.9)
In-process research and development	0.5	0.7	7.3
Disallowed interest deduction	1.2	—	—
Goodwill impairment	—	21.9	—
Change in valuation allowance	38.7	85.1	2.3
Change in income tax rate	—	—	0.9
Permanent differences, tax credits and other adjustments	(0.3)	0.4	1.0

Effective income tax (benefit) rate	1.0%	72.3%	(24.4)%

The tax effect of temporary differences that give rise to deferred income tax assets and deferred income tax liabilities at December 31, 2003 and 2002 are presented below:

	2003	2002
Deferred income tax assets:
Property and equipment	$2,866	$471
Other nondeductible reserves	872	1,038
Restructuring reserve	9,395	10,781
Capitalized research & development for tax purposes	5,383	6,189
Investment impairment	7,238	5,543
Capitalized start up costs for tax purposes	456	1,135
Net operating losses	77,320	62,729
Research & development and other credits	10,250	8,446
Other	1,331	1,265

Total gross deferred income tax assets	115,111	97,597
Less valuation allowance	(114,071)	(97,359)

Net deferred income tax assets	1,040	238

Deferred income tax liabilities
Other	(1,040)	(238)

Total deferred income taxes, net of valuation allowance	$—	$—

The Company continually evaluates its deferred tax assets as to whether it is more likely than not that the deferred tax assets will be realized. In assessing the realizability of its deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Based on this assessment, management believes that significant uncertainty exists surrounding the recoverability of the deferred tax assets and, as such, has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2003 and 2002. Of the $114.1 million valuation allowance at December 31, 2003, subsequently recognized income tax benefits, if any, in the amount of $4.0 million will be applied directly to additional paid-in capital.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

At December 31, 2003, the Company had available, for federal income tax purposes, net operating loss (“NOL”) carry-forwards of approximately $197.9 million and research and development tax credit carry-forwards of approximately $10.3 million expiring in varying amounts from 2004 through 2023. For state income tax purposes, the Company had available NOL carry-forwards of approximately $127.9 million and state tax credit carry-forwards of $6.5 million expiring in varying amounts from 2004 to 2023.

Certain transactions involving the Company’s beneficial ownership have occurred in prior years, which resulted in a stock ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, approximately $21.9 million of the NOL carry-forwards and $1.4 million of research and development tax credit carry-forwards are subject to these limitations. The Company has not yet determined if any of the NOL and credits generated in 2003 will be subject to limitation under Section 382.

Note 10. Stockholders’ Equity

Nasdaq Listing Requirements

On July 19, 2002, the Company received notification from Nasdaq regarding the Company’s noncompliance with the listing requirements for the Nasdaq National Market, on which the Company’s common stock was traded. This was due to the Company’s bid price closing below $1.00 for a period of thirty consecutive trading days. As a result, the Company applied for, and was granted, listing on Nasdaq SmallCap Market. On October 14, 2002, the Company’s common stock began trading on the Nasdaq SmallCap Market after having been transferred from The Nasdaq National Market. On December 19, 2002, the Company received a letter from the Nasdaq SmallCap Market stating that it was no longer out of compliance with Marketplace Rule 4310 (c)(4), which requires issuers to maintain a minimum bid price per share of $1.00. The Company’s closing common stock price on December 31, 2002 was $0.69. On March 4, 2003, the Company received notification from Nasdaq informing it that its common stock price had traded below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). Therefore, in accordance with Marketplace Rule 4310(c)(8)(D) the Company was provided with 180 calendar days, or until September 2, 2003 to regain compliance. In order to regain compliance, the common stock price needed to close at $1.00 per share or more for a minimum of 10 consecutive trading days. Nasdaq notified the Company on June 10, 2003 that it had regained compliance with all listing requirements on the Nasdaq SmallCap Market. On July 9, 2003, the Company applied for, and was granted, transfer of its common stock listing back to the Nasdaq National Market. TranSwitch’s common stock resumed trading on the Nasdaq National Market on July 10, 2003.

Stockholders’ Rights Plan

On October 1, 2001, the Board of Directors enacted a stockholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of TranSwitch common stock outstanding at the close of business on October 1, 2001 to the stockholders of record on that date. Each stockholder of record as of October 1, 2001 received a summary of the rights and any new stock certificates issued after the record date contain a legend describing the rights. Each preferred share purchase right entitles the registered holder to purchase from us one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, of the Company, at a price of $50.00 per one one-thousandth of a Preferred Share, subject to adjustment, upon the occurrence of certain triggering events, including the purchase of 15% or more of the Company’s outstanding common stock by a third party. Until a triggering event occurs, the common stockholders have no right to purchase shares under the stockholder rights plan. If the right to purchase the preferred stock is triggered, the common stockholders will have the ability to purchase sufficient stock to significantly dilute the 15% or greater holder.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

Stock Buyback

On September 17, 2001, the Company announced it had adopted a plan to buy back up to 10% of the then outstanding shares of its common stock, based on the price and general market conditions over the next twelve months. The purpose for this stock buy back plan was to stabilize the price of the Company’s common stock following the events of September 11, 2001. During the year ended December 31, 2001, TranSwitch repurchased 1,010,000 shares at an average price of $4.13 per share for approximately $4.2 million. Accordingly, this transaction has been reflected on the Company’s consolidated balance sheets and consolidated statements of cash flows. The stock repurchases were made with the Company’s available cash and cash equivalents. These shares were retired in 2002.

Note 11. Employee Benefit Plans

Employee Stock Purchase Plan

To provide employees with an opportunity to purchase common stock through payroll deductions, the Company established the 1995 Employee Stock Purchase Plan (the “Purchase Plan”), as amended on May 23, 2002, under which 700,000 shares of common stock have been reserved for issuance. Under the Purchase Plan, eligible employees may purchase a limited number of shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is less. Under the Purchase Plan, 81,494, 104,626 and 75,585 shares were issued in 2003, 2002, and 2001, respectively. At December 31, 2003, the number of remaining shares available for future issuance was 126,422.

Stock Option Plans

The Company has three stock options plans: the 1995 Stock Plan, as amended (the “1995 Plan”); the 2000 Stock Option Plan (the “2000 Plan”); and the 1995 Non-Employee Director Stock Option Plan (the “Director Plan”).

With respect to the 1995 Plan, in connection with the May 2000 annual shareholders meeting, the shareholders approved an increase to the maximum number of shares reserved and authorized for issuance to 31,400,000 shares of TranSwitch common stock, pursuant to the grant to employees of incentive stock options and the grant of non-qualified stock options, stock awards or opportunities to make direct purchases of common stock to employees, consultants, directors and executive officers. The terms of the options granted are subject to the provisions of the 1995 Plan as determined by the Compensation Committee of the Board of Directors. The 1995 Plan will terminate ten years after its adoption unless earlier terminated by the Board of Directors. The exercise price of options under the 1995 Plan must be equal to the fair market value of the common stock on the date of grant. Options granted under the 1995 Plan are generally nontransferable. As of December 31, 2003, the number of shares available for grant under the 1995 Plan was 6,747,515.

The 2000 Plan, adopted by the Board of Directors on July 14, 2000 and amended on December 21, 2001, provides for the grant of non-qualified options to purchase shares of common stock, up to an aggregate of 10,000,000 shares, to employees and consultants. No member of the Board of Directors or executive officers as appointed by the Board of Directors shall be eligible for grants of options under the 2000 Plan. The terms of the options granted are subject to the provisions of the 2000 Plan as determined by the Compensation Committee of the Board of Directors. Each non-qualified stock option shall either be fully exercisable on the date of grant or shall become exercisable thereafter in such installments as the Board of Directors may specify. The 2000 Plan will terminate ten years after its adoption. No option granted under the 2000 Plan may be exercised after the

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

expiration of seven years from the date of grant. The exercise price of options under the 2000 Plan must be equal to the fair market value of the common stock on the date of grant. Options granted under the 2000 Plan are generally nontransferable. As of December 31, 2003, the number of shares available for grant under the 2000 Plan was 2,100,664.

The Director Plan, as amended on May 23, 2002, provides for the automatic grant of options to purchase shares of common stock, up to an aggregate of 2,075,000 shares, to non-employee directors on the anniversary date of each individual board member joining the Board of Directors. Upon joining the Board of Directors, each director is granted an option to purchase 37,500 shares, one-third of which vest immediately, one-third after the first year, and the remaining one-third after the second year. Annually thereafter, each director is granted an option to purchase 28,800 shares, which vest fully after one year. The Director Plan is administered by the Compensation Committee of the Board of Directors. No option granted under the Director Plan may be exercised after the expiration of five years from the date of grant. The exercise price of options under the Director Plan must be equal to the fair market value of the common stock on the date of grant. Options granted under the Director Plan are generally nontransferable. As of December 31, 2003, the number of shares available for grant under the Director Plan was 259,699.

Information regarding stock options is set forth as follows:

	Number of options outstanding	Weighted average exercise price per share
Outstanding at December 31, 2000	15,833,877	$25.45
Granted and assumed	9,582,662	14.35
Exercised	(1,701,777)	4.68
Canceled	(2,169,907)	22.03

Outstanding at December 31, 2001	21,544,855	$16.61
Granted and assumed	3,558,058	2.61
Exercised	(174,046)	2.12
Canceled	(3,108,962)	18.08

Outstanding at December 31, 2002	21,819,905	$14.16
Granted and assumed	5,474,630	1.42
Exercised	(456,441)	1.21
Canceled	(4,830,109)	14.16

Outstanding at December 31, 2003	22,007,985	$11.04

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

The Company has, in connection with the acquisitions of various companies, assumed the stock option plans of each acquired company, and the related options are included in the preceding table.

Options outstanding and exercisable at December 31, 2003 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number outstanding	Weighted Average Remaining Contractual Life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 0.28 to 0.96	3,302,789	5.96	$ 0.84	1,394,678	$ 0.82
1.13 to 2.42	2,647,894	5.42	1.73	1,683,288	1.77
2.47 to 3.94	3,457,358	5.44	2.92	2,314,003	3.09
4.02 to 9.32	3,593,304	5.71	5.21	3,173,506	5.31
9.42 to 16.95	3,878,116	3.63	10.84	3,156,808	11.00
17.42 to 30.94	2,958,251	3.53	25.04	2,671,342	24.79
31.22 to 67.81	2,170,273	3.49	41.76	1,783,932	41.67

$ 0.28 to 67.81	22,007,985	4.80	$11.04	16,177,557	$12.57

Stock options generally expire five, seven or ten years from the date of grant and generally vest ratably over a period of either two or four years from the date of grant are exercisable thereafter.

Stock-Based Compensation Fair Value Disclosures

As permitted by SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123), the Company applies APB 25 and related interpretations in accounting for stock-based awards. Under APB 25, no compensation expense is recognized in the consolidated financial statements for employee stock options because the exercise price of the option equals the market price of the underlying stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing with the following assumptions:

	2003	2002	2001
Risk-free interest rate	3.25%	3.0%	4.7%
Expected life in years	1.9	2.3	2.9
Expected volatility	102.2%	100%	97.6%
Expected dividend yield	—	—	—

A table illustrating the effect on net loss and loss per common share as if the Black-Scholes fair value method had been applied to compensation plans is presented in Note 1—Summary of Significant Accounting Policies.

The weighted average fair value of stock options granted, calculated using the Black-Scholes option-pricing model, is $0.73, $1.42 and $11.86 for the fiscal years ended December 31, 2003, 2002 and 2001, respectively.

As required by SFAS 123, the Company recognized compensation expense related to stock options granted to non-employees of $0.0 million, $.01 million, and $.09 million for the fiscal years ended December 31, 2003, 2002 and 2001, respectively.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

Employee 401(k) Plan

TranSwitch sponsors a 401(k) plan known as the TranSwitch Corporation 401(k) Retirement Plan (the “Plan”). The Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 15% of their annual compensation to the Plan, limited to an annual maximum amount as set periodically by the Internal Revenue Service. The Company provides matching contributions equal to 50% of the employees’contributions, up to a maximum of 6% of the employee’s annual compensation. Company contributions begin vesting after two years and are fully vested after three years. The contribution expense related to the Plan amounted to $0.4 million, $0.6 million and $0.6 million for the fiscal years ended December 31, 2003, 2002 and 2001, respectively.

Note 12. Convertible Notes

4.50% Convertible Notes Due 2005

In September 2000, the Company issued $460 million of 4.50% Convertible Notes due September 12, 2005 (the 4.5% Notes), and received proceeds of $444 million, net of debt issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity, into shares of common stock at a conversion price of $61.9225 per share.

The notes are unsecured and unsubordinated obligations and rank on parity in right of payment with all existing and future unsecured and unsubordinated indebtedness.

On February 11, 2002, the Company’s Board of Directors approved a tender offer to purchase up to $200 million aggregate principal of the Company’s then outstanding 4.50% Notes at a price not greater than $700 nor less than $650 per $1,000 principal amount, plus accrued and unpaid interest thereon to, but not including, the date of the purchase. As a result of this offer, the Company repurchased $199.9 million face value of the then outstanding notes at the price of $700 per $1,000 principal amount for a cash payment of $139.9 million. During 2001, the Company repurchased some of its outstanding 4.50% Notes on the open market. The gain on these repurchases, net of deferred financing fees and income taxes, has been recorded in other income in the consolidated statement of operations. Details of the repurchase and resulting gain on these notes for the years ended December 31, 2002 and 2001 are as follows:

	Years ended December 31,
	2002	2001
4.50% Convertible Notes due 2005 repurchased at par	$199,937	$145,950
Tender offer transaction and professional fees	(3,201)	—
Write-off of related deferred financing fees	(4,805)	(4,480)
Cash paid to repurchase notes	(139,955)	(106,163)

Gain on repurchase of notes	$51,976	$35,307

The Company funded the repurchases of the 4.50% Notes from available cash, cash equivalents and short-term investments. During 2003, the Company completed its exchange offer with and new money offering to the holders of our 4.50% Notes with the issuance of 5.45% Convertible Plus Cash Notes due September 30, 2007. As of December 31, 2003, the remaining outstanding principal balance of the 4.50% Notes is $24.4 million. The Company adopted SFAS 145 on January 1, 2003 and reclassified previously recorded extraordinary gains on debt repurchases to other (expense) income in continuing operations (refer to Note 1—Summary of Significant Accounting Policies).

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

5.45% Convertible Plus Cash Notes Due 2007

On September 30, 2003, the Company completed its exchange offer with and new money offering to holders of its 4.50% Convertible Notes due 2005 (the 4.50% Notes). The Company issued $98.0 million aggregated principal amount of 5.45% Convertible Plus Cash Notes due September 30, 2007 (the Plus Cash Notes), which represented $74.0 million of Plus Cash Notes issued in exchange for 4.50% Notes tendered in the exchange offer and $24.0 million of additional Plus Cash Notes sold for cash to holders of existing notes (the new money offering). The net proceeds from the new money offering are being used for general corporate purposes, including working capital and research and development. The Company recorded a gain on the exchange of approximately $14.5 million. After the completion of the exchange offer approximately $24.4 million of its 4.50% Notes remained outstanding.

The following description provides a brief overview of the terms and conditions of the Plus Cash Notes. Each Plus Cash Note may be converted by the holders thereof into 182.71 shares of the Company’s common stock (the base shares) plus $500 in cash (the plus cash amount), which the Company may elect to pay with shares of its common stock subject to the terms and conditions of the Plus Cash Notes indenture. Interest on the Plus Cash Notes is payable at a rate of 5.45% per year payable on March 31 and September 30 of each year, commencing on March 31, 2004. The Company may elect to pay interest in cash or common stock, subject to the terms and conditions of the Plus Cash Notes. At any time prior to maturity, the Company may, at its option, elect to automatically-convert (an auto-conversion) the Plus Cash Notes if the closing price of its common stock exceeds $5.47 for 20 trading days during any consecutive 25 trading day period, subject to the terms and conditions of the Plus Cash Notes. The Company may elect to satisfy the plus cash amount issuable in connection with any auto-conversion in cash or common stock, subject to the terms and conditions of the Plus Cash Notes. If the Company effects an auto-conversion prior to September 30, 2005, the Company will pay the additional interest in cash as described in the terms and conditions of the Plus Cash Notes indenture. The Company recorded a gain on the exchange of approximately $14.5 million, which was calculated as follows:

Carrying value of 4.50% Notes exchanged	$89,671
Less: deferred financing fees	(1,245)

Net carrying value of 4.50% Notes	88,426
Less: fair value of Plus Cash Notes issued on exchange	(73,963)

Gain on exchange	$14,463

Derivative liability related to 5.45% Convertible Plus Cash Notes

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), the auto-conversion make whole provision and the holder’s conversion right (collectively, the features) contained in the terms governing the Plus Cash Notes are not clearly and closely related to the characteristics of the Plus Cash Notes. Accordingly, the features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

Auto Conversion Make-Whole Provision

Pursuant to the terms of the Plus Cash Notes, the Company will pay additional interest equal to two full years of interest on the Plus Cash Notes (the auto conversion make-whole provision), less any interest actually

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

paid or provided for on the Plus Cash Notes if the Plus Cash Notes are automatically converted by the Company on or prior to September 30, 2005. The auto conversion make-whole provision represents an embedded derivative that is required to be accounted for apart from the underlying Plus Cash Notes. At issuance of the Plus Cash Notes, the auto conversion make-whole provision had an estimated initial fair value of $3.0 million, which was recorded as a discount to the Plus Cash Notes and a derivative liability on the consolidated balance sheet. The discount on the Plus Cash Notes will be accreted to par value through quarterly interest charges over the four-year term of the Plus Cash Notes. The auto conversion make-whole provision can only be settled in cash, and accordingly, will remain classified as a derivative liability in the consolidated balance sheet as long as the provision is available. The auto conversion make-whole provision will be adjusted to its fair value on a quarterly basis for the first two years that any such Plus Cash Notes are outstanding, with the corresponding charge or credit to other expense or income. The estimated fair value of the auto conversion make-whole provision was determined using the Monte Carlo simulation model. The model uses several assumptions including: historical stock price volatility, risk-free interest rate, remaining maturity, and the closing price of our common stock to determine estimated fair value of the derivative liability. For the year ended December 31, 2003, the Company recorded other income on the consolidated statement of operations for the change in fair value of the auto conversion make-whole provision of approximately $0.8 million. At December 31, 2003, the estimated fair value of the auto conversion make-whole provision was approximately $2.2 million. The recorded value of the auto conversion make-whole provision related to the Plus Cash Notes can fluctuate significantly based on fluctuations in the fair value of the Company’s common stock.

Holder’s Conversion Right

Pursuant to the terms of the Plus Cash Notes, these notes are convertible at the option of the holder, at anytime on or prior to maturity, other than an auto conversion date or a redemption date. The holder’s conversion right represents an embedded derivative that is required to be accounted for apart from the underlying Plus Cash Notes. At issuance of the Plus Cash Notes, the holder’s conversion right had an estimated initial fair value of $20.3 million, which was recorded as a discount to the Plus Cash Notes and a derivative liability on the consolidated balance sheet. The discount on the Plus Cash Notes will be accreted to par value through quarterly interest charges over the four-year term of the Plus Cash Notes. Assuming the daily volume weighted price determined according to the voluntary conversion provision is or remains below the threshold price of $2.61, the derivative related to the holder’s conversion right will be adjusted quarterly for changes in fair value during the period of time that any such Plus Cash Notes are outstanding and classified as a derivative liability, with the corresponding charge or credit to other expense or income. In subsequent periods, if the daily volume weighted price of our common stock determined according to the voluntary conversion provision equals or exceeds the threshold price of $2.61, the embedded derivative financial instrument related to the holder’s conversion right will be adjusted to fair value with the corresponding charge or credit to other expense or income and then reclassified from total liabilities to stockholders’ equity. Changes in fair value during the period of time that any such Plus Cash Notes are outstanding and classified within stockholders’ equity, will be made by a corresponding charge or credit to additional paid-in-capital. The estimated fair value of the holder’s conversion right was determined using the Black-Scholes option pricing model. The model uses several assumptions including: historical stock price volatility, risk-free interest rate, remaining maturity, and the closing price of our common stock to determine estimated fair value of the derivative liability. For the year ended December 31, 2003, the Company recorded other income on the consolidated statement of operations for the change in fair value of the holder’s conversion right of approximately $1.8 million. At December 31, 2003, the estimated fair value of the auto conversion make-whole provision was approximately $18.5 million. The recorded value of the holder’s conversion right related to the Plus Cash Notes can fluctuate significantly based on fluctuations in the fair value of the Company’s common stock.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

For the period ended December 31, 2003, the Company amortized $1.5 million of debt discount related to the 5.45% Convertible Plus Cash Notes due 2007 as discussed above.

Note 13. Restructuring and Asset Impairment Charges

In January 2003, the Company announced a restructuring plan in order to lower its operating expense run-rate due to then current and anticipated business conditions. This plan resulted in a work-force reduction of approximately 24% of existing personnel. Also, the Company announced the closing of its South Brunswick, New Jersey (formerly known as Systems On Silicon, Inc. and referred to as SOSi) design center and the reduction of staff in Bedford, Massachusetts, and Shelton, Connecticut. This workforce reduction also impacted the Company’s Switzerland and Belgium locations. In addition, the Company has postponed the completion of the Integrated Access Device (IAD) product line and archived the related intellectual property until that market returns, if ever. During the year ended December 31, 2003, the Company incurred approximately $3.4 million in restructuring expenses related to employee termination benefits and $0.5 million related to excess facility costs. In addition, the Company determined that fixed assets with a net book value totaling $0.3 million and a patent on its IAD product line with a net book value of $0.2 million were impaired. This resulted in a total restructuring and asset impairment charge for the year ended December 31, 2003 totaling $4.4 million. This restructuring charge was offset by a restructuring benefit of $1.9 million as the Company was able to sub-lease portions of its excess facilities and by adjustments to original estimates of severance costs related to previously announced restructuring programs.

The Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146) as of January 1, 2003. The effect of SFAS 146 is to spread out the reporting of expenses related to restructurings initiated after 2002 because commitment to a plan to exit an activity or dispose of long-lived assets is no longer sufficient to record a liability for the anticipated costs. The Company is now required to record exit and disposal costs when they are “incurred” and can be measured at fair value. The recorded liability will be adjusted in future periods for changes in estimated cash flows. As such, the future excess facility costs incurred in fiscal 2003 have been recorded net of future anticipated lease income (although there are no firm commitments) and discounted to their current net present value resulting in a liability of $0.2 million. This liability is adjusted quarterly based upon actual cash flows and changes to estimates. Quarterly adjustments to this liability are recorded as restructuring expenses on the consolidated statement of operations. The liability related to employee termination benefits is short-term in nature and is recorded at its fair value.

During fiscal 2002, the Company announced a restructuring plan due to current and anticipated business conditions. As a result of this plan, the Company eliminated fifty-six positions and announced the closing of its design centers in Milpitas, California and Raleigh, North Carolina. In addition, the Company discontinued the AsTrix and Sertopia product lines and strategically refocused its research and development efforts. This plan resulted in a provision for employee termination benefits of $2.4 million, facility lease costs of $3.1 million for a total provision of approximately $5.5 million recorded in the consolidated statement of operations. All of the employee termination benefits were paid as of December 31, 2002. The costs to exit facilities include lease payments (rent and operating expenses) due through fiscal 2017 for which the Company is obligated. As cash payments are made over the life of these commitments, the restructuring liabilities will be reduced. The “non-cash” asset impairment charge includes a write-off of certain excess furniture, leasehold improvements and equipment leases as well as a reduction of unearned compensation related to employee terminations.

During fiscal 2001, the Company announced two restructuring plans due to then current and anticipated business conditions. These plans resulted in the elimination of seventy-seven positions in North America and the

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

closing of four leased facilities in Canada, Massachusetts and Connecticut. During the year ended December 31, 2001, the Company also reduced the asset carrying value of a technology product license and certain tooling by approximately $1.7 million as a result of an impairment analysis performed pursuant to SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

A summary of the restructuring liabilities and the activity for the years ended December 31, 2003 and December 31, 2002 is as follows:

	Fiscal 2003 Activity
	Restructuring Liabilities December 31, 2002	Restructuring Charges Incurred with the January 15, 2003 Restructuring Plan	Cash Payments January 1, 2003 – December 31, 2003	Non-cash asset write-offs	Adjustments and Changes to Estimates(1)	Restructuring Liabilities December 31, 2003
Employee termination benefits	$—	$3,428	$(3,077)	$(77)	$(274)	$—
Facility lease costs	27,557	467	(2,172)	—	(1,708)	24,144
Asset impairments	—	466	—	(466)	—	—

Totals	$27,557	$4,361	$(5,249)	$(543)	$(1,982)	$24,144

	Fiscal 2002 Activity
	Restructuring Liabilities December 31, 2001	Restructuring Charges Incurred with the July 15, 2002 Restructuring Plan	Cash Payments January 1, 2002 – December 31, 2002	Non-cash asset write-offs	Adjustments and Changes to Estimates(1)	Restructuring Liabilities December 31, 2002
Employee termination benefits	$1,304	$2,087	$(3,149)	$—	$(242)	$—
Facility lease costs	28,620	3,061	(2,709)	—	(1,415)	27,557
Asset impairments	—	384	—	(384)	—	—

Totals	$29,924	$5,532	$(5,858)	$(384)	$(1,657)	$27,557

(1)	All cash payments for employee termination benefits related to the restructuring plans have been paid. During fiscal 2003, the Company sublet a portion of its unused excess facilities. As a result, the Company recognized income (restructuring benefit) of approximately $1.9 million with a corresponding reduction to the restructuring liability. This benefit and the related liability was partially off-set by commissions paid to rent these facilities

At December 31, 2003, the Company has classified approximately $22.7 million of this restructuring liability as long-term representing net lease commitments that are not due in the succeeding twelve-month period.

Note 14. Commitments and Contingencies

Lease Agreements

The Company leases buildings and equipment at its headquarters in Shelton, Connecticut as well as at its subsidiaries worldwide. Total rental costs expensed under all operating lease agreements was $1.3 million, $1.7 million and $2.1 million for the fiscal years ended December 31, 2003, 2002 and 2001, respectively.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

During the fiscal years ended December 31, 2003, 2002 and 2001, respectively the Company elected to exit certain design centers although we continue to have obligations on these particular facilities (refer to Note 13—Restructuring and Asset Impairment Charges for further disclosure). The following table summarizes future minimum operating lease commitments, including contractually obligated building operating commitments, that have remaining, non-cancelable lease terms in excess of one year at December 31, 2003 and future sublease income where the Company has leases in place:

	Operating Commitments	Sublease Agreements	Net Commitments
2004	$5,233	$(2,255)	$2,978
2005	4,438	(2,215)	2,223
2006	3,863	(2,244)	1,619
2007	3,489	(2,133)	1,356
2008	3,597	(2,081)	1,516
Thereafter	25,400	(1,048)	24,352

	$46,020	$(11,976)	$34,044

Patent Indemnity

Under the terms of substantially all of its sales agreements, the Company has agreed to indemnify its customers for costs and damages arising from claims against such customer based on, among other things, allegations that the Company’s product’s infringed upon the intellectual property rights of a third party. In the event of an infringement claim, the Company retains the right to (i) procure for the customer the right to continue using the product; (ii) replace the product with a non-infringing item which shall give equally good service; (iii) modify the product so that it becomes non-infringing; or (iv) remove the product and, on return of the product to the Company, the Company shall refund the buyers purchase price. Due to the nature of these indemnification agreements, the maximum potential future payments the Company could be required to make under these guarantees when and if such claims may arise cannot be reliably determined. No amounts have been accrued for any estimated losses with respect to these guarantees for customer indemnifications since it is not probable that a loss will be incurred. For the fiscal years ended December 31, 2003, 2002 and 2001, respectively, no claims were made under these indemnity provisions.

Note 15. Supplemental Cash Flow Information

The following represents supplemental cash flow information:

	Years ended December 31,
	2003	2002	2001
Cash paid for interest	$5,365	$9,661	$22,700
Cash paid for income taxes	$233	$683	$164

The following represents a supplemental schedule of non-cash investing and financing activities:

Company common stock issued in acquisitions	$308	$—	$60,106
Capital lease obligations in connection with property and equipment	$—	$133	$202
Common stock issued upon conversion of 5.45% Notes	$231	—	—

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

The Company includes capital lease obligations as part of accrued expenses in the consolidated balance sheets.

Note 16. Quarterly Information (Unaudited)

The following table contains selected unaudited consolidated statement of operations data for each quarter of fiscal years 2003 and 2002. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results to be expected for any future period. Results presented prior to the third quarter of fiscal 2002 have been adjusted for the effect of the change in the investment in OptiX Networks, Inc. from the cost to equity method of accounting.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year ended December 31, 2003
Net revenues	$4,098	$6,607	$5,685	$7,430	$23,820
Cost of revenues	1,340	1,772	1,612	1,695	6,419
Cost of revenues—provision for excess inventories	—	1,498	—	—	1,498

Gross profit	2,758	3,337	4,073	5,735	15,903
(Loss) income before extraordinary loss and cumulative effect of a change in accounting principle	(16,552)	(12,561)	2,620	(11,199)	(37,692)
Net (loss) income	$(17,440)	$(12,561)	$2,620	$(11,199)	$(38,580)
Net (loss) income per common share before extraordinary loss and cumulative effect of a change in accounting principle(1):
Basic	$(0.18)	$(0.14)	$0.03	$(0.12)	$(0.42)
Diluted	$(0.18)	$(0.14)	$0.03	$(0.12)	$(0.42)
Net (loss) income per common share(1):
Basic	$(0.19)	$(0.14)	$0.03	$(0.12)	$(0.43)
Diluted	$(0.19)	$(0.14)	$0.03	$(0.12)	$(0.43)
Year ended December 31, 2002
Net revenues	$4,862	$4,489	$3,658	$3,627	$16,636
Cost of revenues	1,818	1,573	1,604	952	5,947
Cost of revenues—provision for excess inventories	—	—	4,832	—	4,832

Gross profit (loss)	3,044	2,916	(2,778)	2,675	5,857
Net income (loss)	$18,635	$(8,982)	$(157,151)	$(17,726)	$(165,224)
Net income (loss) per common share(1):
Basic	$0.21	$(0.10)	$(1.74)	$(0.20)	$(1.84)
Diluted	$0.21	$(0.10)	$(1.74)	$(0.20)	$(1.84)

(1)	The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

Note 17. Fourth Quarter

In the fourth quarter of fiscal 2003, the Company recorded a number of non-cash items, which impacted its operating results. These items which are further explained throughout these footnotes included: (1) other income of approximately $2.6 million to reflect the change in the fair value of the derivative liability relating to the 5.45% Convertible Plus Cash NotesSM due September 30, 1997 issued on September 30, 2003 (the Plus Cash Notes), (2) interest expense of approximately $1.5 million relating to the amortization of the debt discount related to the Plus Cash Notes, (3) a charge of approximately $1.5 million to reflect the impairment of investments in non-publicly traded companies, (4) cost of sales benefit totaling $1.0 million from the sale of previously reserved inventory; and (5) a benefit to the restructuring liability of approximately $0.5 million to reflect the favorable termination of a previously restructured lease agreement. Refer also to note 16, which summarizes the Company’s quarterly information.

SCHEDULE II

TRANSWITCH CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Year	Additions		Deductions	Balance at End of Year
		Charges to Costs and Expenses	Charges to Other Accounts
Year ended December 31, 2003:
Allowance for losses on:
Accounts receivable	$452	150	$—	$(140)	$462
Inventories(1)	—	1,498	—	(1,498)	—
Sales returns and allowance	969	485	—	(760)	694
Stock rotation	510	1,309	—	(841)	978
Warranty	226	313		(278)	261
Deferred income tax assets valuation allowance	97,359	16,712	—	—	114,071

	$99,516	$20,467	$—	$(3,517)	$116,466

Year ended December 31, 2002:
Allowance for losses on:
Accounts receivable	$1,601	—	$(49)	$(1,100)	$452
Inventories(1)	—	4,832	—	(4,832)	—
Sales returns and allowance	1,900	—	—	(931)	969
Stock rotation	400	789	—	(679)	510
Warranty	150	27	49	—	226
Deferred income tax assets valuation allowance	12,289	85,070	—	—	97,359

	$16,340	$90,718	$—	$(7,542)	$99,516

Year ended December 31, 2001:
Allowance for losses on:
Accounts receivable	$604	$1,769	$—	$(772)	$1,601
Inventories(1)	1,791	39,154	—	(40,945)	—
Sales returns and allowance	1,050	5,469	—	(4,619)	1,900
Stock rotation	1,550	5,427	—	(6,577)	400
Warranty	504	187	—	(541)	150
Deferred income tax assets valuation allowance	833	11,456	—	—	12,289

	$6,332	$63,462	$—	$(53,454)	$16,340

(1)	During the fiscal years ended December 31, 2003, 2002 and 2001, the Company recorded charges to its inventory position for inventories which were determined to be excess. Refer to Note 6—Inventories of the Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, our management, including our President and Chief Executive Officer and Senior Vice President, Chief Financial Officer and Treasurer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company. Based upon and as of that date of evaluation, these officers have concluded that our disclosure controls and procedures are in effect such that all material information relating to us and our consolidated subsidiaries required to be disclosed in our periodic filings with the Securities and Exchange Commission (“SEC”) (i) is recorded, processed, summarized and reported within the required time period, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date our management carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

Limitations Inherent in all Controls.

The Company’s management, including the President and Chief Executive Officer, and Senior Vice President, Chief Financial Officer and Treasurer, recognize that our disclosure controls and our internal controls (discussed above) cannot prevent all error or all attempts at fraud. Any controls system, no matter how well crafted and operated, can only provide reasonable, and not absolute, assurance that the objectives such system and that the benefits of controls must be considered relative to their costs. Because of the inherent limitations in any control system, no evaluation or implementation of a control system can provide complete assurance that all control issues and all possible instances of fraud have been or will be detected.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information with respect to directors, the Audit Committee of the Board of Directors, Audit Committee financial experts and named executive officers is incorporated herein by reference to the section entitled Proposal No. 1 “Election of Directors”, “Audit and Finance Committee Report” and “Compensation and Other Information Concerning Named Executive Officers”, respectively, contained in our definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 20, 2004 which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2003. Information concerning Section 16(a) compliance is incorporated by reference to the section of our definitive proxy statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

The Company is updating its code of ethics that applies to all its directors, officers, employees and representatives. This code is publicly available at the investor relations section of the Company’s website located at http://www.transwitch.com. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed within the investor relations section of the Company’s website located at http://www.transwitch.com. The Company’s corporate governance principles and the charters of its Board of Directors’ Audit and Finance Committee, Nominations and Corporate Governance Committee and Compensation Committee are available at the investor relations section of the Company’s website at http://www.transwitch.com. These materials may also be requested in print by writing to the Company’s Investor Relations department at TranSwitch Corporation, Attention: Investor Relations, Three Enterprise Drive, Shelton, CT 06484.

Item 11. Executive Compensation.

Information with respect to executive compensation is incorporated herein by reference to the section entitled “Compensation and Other Information Concerning Named Executive Officers” contained in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners, directors and executive offices is incorporated herein by reference to the information in the section entitled “Security Ownership of Certain Beneficial Owners and Management”, “Related Party Transactions” and “Indemnification Matters” contained in our definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 20, 2004 which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2003.

Item 13. Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions of the Company is incorporated herein by reference to the sections entitled “Compensation Committee Interlocks and Insider Participation” and “Related Party Transactions” contained in our definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 20, 2004 which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2003.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the section entitled, under the headings “Fees of Independent Accountants” contained in our definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 20, 2004 which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2003.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) The following financial statements of TranSwitch Corporation are filed as part of this Form 10-K under Item 8 “Financial Statements and Supplementary Data”:

(a)(2) All other schedules are omitted because they are either not applicable, not required or because the information is presented in the Consolidated Financial Statements and Financial Statement Schedule or the notes thereto.

(a)(3) Exhibits

3.1	Amended and Restated Articles of Incorporation, as amended to date (previously filed as Exhibit 3.1 to TranSwitch’s quarterly report on Form 10Q for the quarter ended September30, 2001 and incorporated herein by reference).

3.2	By-Laws, as amended and restated, (previously filed as Exhibit 3.2 to TranSwitch’s annual report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

4.1	Amended and Restated Articles of Incorporation, as amended to date (previously filed as Exhibit 3.1 to TranSwitch’s quarterly report on Form 10-Q for the quarter ended September30, 2001 and incorporated herein by reference).

4.2	Specimen certificate representing the common stock of TranSwitch Corporation (previously filed as Exhibit 4.1 to TranSwitch’s quarterly report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

4.3	Rights Agreement, dated as of October 1, 2001, between TranSwitch Corporation and EquiServe Trust Company, N.A., which includes the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares (previously filed as Exhibit 1 to TranSwitch’s Registration Statement No. 0-25996 on Form 8-A filed on October 2, 2001 and incorporated by reference herein).

4.4	Indenture, by and between TranSwitch Corporation and State Street Bank and Trust Company, as trustee, relating to TranSwitch Corporation’s 4½% Convertible Notes, due September 12, 2005, dated September 12, 2000, (previously filed as Exhibit 4.1 to TranSwitch Corporation’s Registration Statement on Form S-3 (Registration No. 333-49980).

4.5	Form of 4½% Convertible Note due September 12, 2005 (previously filed as Exhibit A to Exhibit 4.6 to TranSwitch Corporation’s Registration Statement on Form S-3 (Registration No. 333-105332) and Form S-4 (Registration No. 333-105330).

4.6	Indenture, by and between TranSwitch Corporation and U.S. Bank National Association, as trustee, relating to TranSwitch Corporation’s 5.45% Convertible Plus Cash NotesSM due September 30, 2008, dated September 30, 2003 (previously filed as Exhibit 10.1 to TranSwitch Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

4.7	Revised Form of 5.45% Convertible Plus Cash Note due September 30, 2007 (previously filed as Exhibit A to Exhibit 4.2 to TranSwitch Corporation’s Registration Statement on Form S-3 (Registration No. 333-105332) and Form S-4 (Registration No. 333-105330).

10.1	Third Amended and Restated 1995 Stock Option Plan, as amended (previously filed as an exhibit to the TranSwitch’s Definitive Proxy Statement on Schedule 14A dated April 26, 1999 and incorporated herein by reference).*

10.2	1995 Employee Stock Purchase Plan, as amended (previously filed as Exhibit 4.2 to the TranSwitch’s Registration Statement on Form S-8 (File No. 333-89798) and incorporated herein by reference).*

10.3	1995 Non-Employee Director Stock Option Plan, as amended (previously filed as Exhibit 4.4 to the TranSwitch’s Registration Statement on Form S-8 (File No. 333-89798) and incorporated herein by reference).*

10.4	Form of Incentive Stock Option Agreement under the 1995 Stock Plan (previously filed as an exhibit to the TranSwitch’s Registration Statement on Form S-8 (File No. 33-94234) and incorporated herein by reference).

10.5	Form of Non-Qualified Stock Option Agreement under the 1995 Stock Plan (previously filed as an exhibit to the TranSwitch’s Registration Statement on Form S-8 (File No. 33-94234) and incorporated herein by reference).

10.6	1995 Employee Stock Purchase Plan Enrollment/Authorization Form (previously filed as Exhibit 10.6 to TranSwitch’s Annual Report on Form 10-K for fiscal year ended December 31, 2001 and incorporated herein by reference).

10.7	Form of Non-Qualified Stock Option Agreement under the 1995 Non-Employee Director Stock Option Plan (previously filed as an exhibit to the TranSwitch’s Registration Statement on Form S-8 (File No. 33-94234) and incorporated herein by reference).

10.8	Lease Agreement, as amended, with Robert D. Scinto (previously filed as Exhibit 10.14 to the TranSwitch’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10.9	2000 Stock Option Plan (previously filed as Exhibit 4.2 to TranSwitch’s Registration Statement on Form S-8 (File No. 333-75800) and incorporated by reference herein).*

10.10	Form of Non-Qualified Stock Option Agreement under the 2000 Stock Option Plan (previously filed as Exhibit 4.3 to TranSwitch’s Registration Statement on Form S-8 (File No. 333-75800) and incorporated by reference herein).

10.11	1999 Stock Incentive Plan of Onex Communications Corporation (previously filed as Exhibit 4.2 to TranSwitch’s Registration Statement on Form S-8 (File No. 333-70344) and incorporated by reference herein).

10.12	Form of Incentive Stock Option Agreement under the 1999 Stock Incentive Plan of Onex Communications Corporation (previously filed as Exhibit 4.3 to TranSwitch’s Registration Statement on Form S-8 (File No. 333-70344) and incorporated by reference herein).

10.13	1995 Stock Plan of Alacrity Communications, Inc. (previously filed as Exhibit 4.2 of the TranSwitch’s Registration Statement on Form S-8 (File No. 333-44032) and incorporated herein by reference).

10.14	Form of Incentive Stock Option Agreement under the 1995 Stock Plan of Alacrity Communications, Inc. (previously filed as Exhibit 4.3 to the TranSwitch’s Registration Statement on Form S-8 (File No. 333-44032) and incorporated herein by reference).

10.15	Dealer Manager Agreement, by and between TranSwitch Corporation and Credit Suisse First Boston Corporation, dated February 11, 2002 (previously filed as Exhibit 10.1 to TranSwitch’s quarterly report on Form 10-Q for the quarter ended March 31, 2002 and incorporated by reference herein).

10.16	Dealer Manager Agreement, by and between TranSwitch Corporation and U.S. Bancorp Piper Jaffray, dated August 27, 2003 (previously filed as Exhibit 10.1 to TranSwitch Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

10.17	Placement Agreement, by and between TranSwitch Corporation and U.S. Bancorp Piper Jaffray, dated August 27, 2003 (previously filed as Exhibit 10.2 to TranSwitch Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

11.1	Computation of Loss Per Share (filed herewith).

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

31.1	CEO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	CFO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	CEO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	CFO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Nasdaq Listing Qualifications Letter (previously filed as Exhibit 99.3 to TranSwitch’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

99.2	Nasdaq Listing Qualifications Letter dated October 9, 2002 (previously filed as Exhibit 99.3 to TranSwitch’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

99.3	Nasdaq Listing Qualifications Letter dated December 19, 2002 (previously filed as Exhibit 99.5 to TranSwitch’s annual report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

99.4	Nasdaq Listing Qualifications Letter dated March 4, 2003 (previously filed as Exhibit 99.6 to TranSwitch’s annual report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

99.5	Nasdaq Listing Qualifications Letter dated July 9, 2003 (filed herewith).

*	Indicates management contract or compensatory plan, contract or arrangement identified as required in Item 15(a)(3) of Form 10-K

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

March 03, 2004

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

Name and Signature	Title(s)	Date

/s/ DR. SANTANU DAS Dr. Santanu Das	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 03, 2004

/s/ PETER J. TALLIAN Mr. Peter J. Tallian	Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 03, 2004

/s/ ALFRED F. BOSCHULTE Mr. Alfred F. Boschulte	Director	March 03, 2004

/s/ GERALD F. MONTRY Mr. Gerald F. Montry	Director	March 03, 2004

/s/ JAMES M. PAGOS Mr. James M. Pagos	Director	March 03, 2004

/s/ ALBERT E. PALADINO Dr. Albert E. Paladino	Director	March 03, 2004

/s/ ERIK H. VAN DER KAAY Mr. Erik H. van der Kaay	Director	March 03, 2004

/s/ HAGEN HULTZSCH Dr. Hagen Hultzsch	Director	March 03, 2004