Form 10-Q
period 2004-09-30
TRANSWITCH CORP /DE
filed 2004-10-29
CIK 944739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

At October 25, 2004, there were 94,528,578 shares of Common Stock, par value $.001 per share, of the Registrant outstanding.

TRANSWITCH CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended September 30, 2004

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$83,254	$142,950
Short-term investments	26,261	9,101
Accounts receivable, net	3,856	3,684
Inventories	2,817	2,838
Prepaid expenses and other current assets	2,833	2,912

Total current assets	119,021	161,485

Long-term marketable securities	33,421	27,300
Property and equipment, net	6,357	10,262
Patents, net of accumulated amortization	1,120	1,240
Investments in non-publicly traded companies	1,889	627
Deferred financing costs, net	3,313	4,462
Other assets	759	930

Total assets	$165,880	$206,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,335	$664
Accrued expenses and other current liabilities	5,558	6,728
Accrued compensation and benefits	2,217	1,458
Accrued sales returns, allowances and stock rotation	923	1,671
Accrued interest	58	1,665
Restructuring liabilities	1,199	1,454
4.50% Convertible Notes due 2005	24,442	—

Total current liabilities	36,732	13,640

Restructuring liabilities – long-term	21,818	22,689
5.45% Convertible Plus Cash NotesSM due 2007, net of debt discount of $16,393 and $21,742, respectively	75,626	75,866
4.50% Convertible Notes due 2005	—	24,442
Derivative liability	7,807	20,659

Total liabilities	141,983	157,296

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value; 300,000,000 shares authorized; 94,521,077 and 90,953,205 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	94	91
Additional paid-in capital	296,959	291,115
Accumulated other comprehensive income	725	994
Accumulated deficit	(273,881)	(243,190)

Total stockholders’ equity	23,897	49,010

Total liabilities and stockholders’ equity	$165,880	$206,306

See accompanying notes to unaudited consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenues:
Product revenues	$8,336	$5,264	$25,040	$15,711
Service revenues	12	421	200	679

Total net revenues	8,348	5,685	25,240	16,390
Cost of revenues:
Cost of product revenues	2,498	1,502	6,890	4,499
Provision for excess and obsolete inventories	571	—	571	1,498
Cost of service revenues	2	110	160	226

Total cost of revenues	3,071	1,612	7,621	6,223

Gross profit	5,277	4,073	17,619	10,167
Operating expenses:
Research and development	11,230	10,656	36,871	31,354
Marketing and sales	2,789	2,784	9,332	8,176
General and administrative	1,506	1,374	5,169	4,094
Restructuring charge (benefit) and asset impairments, net	492	(860)	280	3,064
Purchased in-process research and development	—	476	—	476

Total operating expenses	16,017	14,430	51,652	47,164

Operating loss	(10,740)	(10,357)	(34,033)	(36,997)
Other income (expense):
Impairment of investments in non-publicly traded companies	—	—	(123)	(50)
Equity in net losses of affiliates	—	(582)		(1,368)
Gain from exchange and repurchase of 4.50% Convertible Notes due 2005	—	14,463		14,463
Change in fair value of derivative liability	5,126	—	12,852	—
Loss on extinguishment of debt	—	—	(1,241)	—
Other income	—	—	378	—
Interest income (expense):
Interest income	577	727	1,708	2,312
Interest expense	(3,227)	(1,558)	(9,792)	(4,596)

Interest expense, net	(2,650)	(831)	(8,084)	(2,284)

Total other income, net	2,476	13,050	3,782	10,761

(Loss) income before income taxes, extraordinary loss and cumulative effect of adoption of and changes in accounting principles	(8,264)	2,693	(30,251)	(26,236)
Income tax (benefit) expense	(10)	73	163	257

(Loss) income before extraordinary loss and cumulative effect of adoption of and changes in accounting principles	(8,254)	2,620	(30,414)	(26,493)
Extraordinary loss upon consolidation of TeraOp (USA), Inc.	—	—		(83)
Cumulative effect on prior years of adoption of and retroactive application of FIN 46R and new depreciation method	—	—	(277)	(805)

Net (loss) income	$(8,254)	$2,620	$(30,691)	$(27,381)

Basic and diluted (loss) income per common share:
(Loss) income before extraordinary loss and cumulative effect of adoption of and changes in accounting principles	$(0.09)	$0.03	$(0.33)	$(0.29)
Extraordinary loss upon consolidation of TeraOp (USA), Inc.	—	—		—
Cumulative effect on prior years of adoption of and retroactive application of FIN 46R and new depreciation method	—	—	—	(0.01)

Net (loss) income	$(0.09)	$0.03	$(0.33)	$(0.30)

Basic average common shares outstanding	94,497	90,451	92,705	90,261
Diluted average common shares outstanding	94,497	92,698	92,705	90,261

See accompanying notes to unaudited consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(30,691)	$(27,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,839	9,029
Provision for excess and obsolete inventories	571	1,498
Provision for doubtful accounts	16	7
Cumulative effect on prior years of adoption of and retroactive application of FIN 46R and new depreciation method	277	805
Loss on extinguishment of debt	1,241	—
Extraordinary loss upon consolidation of TeraOp (USA), Inc.	—	83
Non-cash restructuring benefit and asset impairments, net	(173)	(474)
Equity in net losses of affiliates	—	1,368
Impairment of investments in non-publicly traded companies	123	50
Purchased in-process research and development	—	476
Gain from exchange and repurchase of 4.50% Convertible Notes due 2005	—	(14,463)
Change in fair value of derivative liability	(12,852)	—
Other non-cash items	59	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(188)	(260)
Inventories	(550)	352
Prepaid expenses and other assets	162	1,109
Accounts payable	1,152	(965)
Accrued expenses and other current liabilities	(2,755)	(4,260)
Restructuring liabilities	(996)	(1,458)

Net cash used in operating activities	(31,765)	(34,484)

Cash flows from investing activities:
Capital expenditures	(3,369)	(1,329)
Investments in non-publicly traded companies	(1,385)	(1,374)
Cash received from dissolution of investment	—	886
Acquisition of businesses, net of cash acquired	—	(354)
Cash acquired upon consolidation of variable interest entities	124	17
Purchases of short and long-term held-to-maturity investments	(91,776)	(49,017)
Proceeds from maturities of short and long-term held-to-maturity investments	68,494	58,120

Net cash (used in) provided by investing activities	(27,912)	6,949

Cash flows from financing activities:
Issuance of common stock under employee stock plans	309	319
Payment in lieu of interest on extinguishment of debt	(59)	—
Proceeds from the issuance of 5.45% Convertible Plus Cash NotesSM due 2007, net of deferred financing fees	—	19,573

Net cash provided by financing activities	250	19,892

Effect of exchange rate changes on cash and cash equivalents	(269)	310

Decrease in cash and cash equivalents	(59,696)	(7,333)
Cash and cash equivalents at beginning of period	142,950	150,548

Cash and cash equivalents at end of period	$83,254	$143,215

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

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standard (SFAS), No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and the Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock-Based Compensation, an interpretation of APB Opinion No. 25” (FIN 44) and related interpretations. In addition, the Company provides pro forma disclosure of stock-based compensation, as measured under the fair value requirements of SFAS 123. These pro forma disclosures are provided as required under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148), which amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net (loss) income:
Reported net (loss) income:	$(8,254)	$2,620	$(30,691)	$(27,381)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,687)	(9,454)	(12,129)	(29,217)

Pro forma loss	$(11,941)	$(6,834)	$(42,820)	$(56,598)
Basic (loss) income per common share:
As reported	$(0.09)	$0.03	$(0.33)	$(0.30)
Pro forma	$(0.13)	$(0.08)	$(0.46)	$(0.63)
Diluted (loss) income per common share:
As reported	$(0.09)	$0.03	$(0.33)	$(0.30)
Pro forma	$(0.13)	$(0.07)	$(0.46)	$(0.63)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	September 30,
	2004	2003
Risk-free interest rate	3.40%	2.85%
Expected life in years	2.38	1.99
Expected volatility	100.00%	100.03%
Expected dividend yield	—	—

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

(Loss) income Per Common Share

Basic (loss) income per common share is based upon the weighted average common shares outstanding during the period. Diluted (loss) income per common share assumes exercise of all outstanding “in-the-money” stock options for the three and nine months ended September 30, 2004 and 2003, respectively, and the conversion of the 4.50% Convertible Notes due 2005 and 5.45% Convertible Plus Cash NotesSM due 2007 into common stock at the beginning of the period or the date of issuance, if later, unless they are anti-dilutive.

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

Changes in Accounting Principles

The Company adopted the provisions of FIN 46R and changed its accounting accordingly in the first quarter of 2004. As a result of the adoption of FIN 46R, the Company consolidated the results of its investment in OptiX Networks, Inc. (OptiX) and recorded a charge of $0.3 million for the nine months ended September 30, 2004, as a cumulative effect of an accounting change. This charge has not been presented net of income taxes since the Company continues to maintain a full valuation allowance against net deferred income tax assets. Refer also to Note 5 - Investments in Non-Publicly Traded Companies.

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Tabular dollars in thousands, except share and per share amounts)

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 3, 2004, the Company changed the method of depreciating property and equipment to the straight-line method effective January 1, 2003. Depreciation of property and equipment in prior years was computed using the half-year convention method. The effect of the change in depreciation method as of January 1, 2003 was applied retroactively to property and equipment acquisitions of prior years. The cumulative effect of the change with respect to the retroactive application of the straight-line method was approximately a $0.8 million charge and has been recorded as such on the consolidated statements of operations for the nine months ended September 30, 2003. This charge has not been presented net of income taxes since the Company continues to maintain a full valuation allowance against net deferred income tax assets.

Note 2. Inventories

The components of inventories at September 30, 2004 and December 31, 2003 are as follows:

	September 30, 2004	December 31, 2003
Raw materials	$446	$643
Work-in-process	789	488
Finished goods	1,582	1,707

Total inventories	$2,817	$2,838

During the three months ended September 30, 2004 and 2003, the Company recorded provisions for excess and obsolete inventories of approximately $0.6 million and zero, respectively. The Company recorded provisions for excess and obsolete inventories totaling approximately $0.6 million and $1.5 million for the nine months ended September 30, 2004 and 2003 respectively, and $1.5 million, $4.8 million and $39.2 million during the years ended December 31, 2003, 2002 and 2001, respectively. The effect of these inventory provisions was to write this excess inventory down to a new cost basis of zero. During the three and nine months ended September 30, 2004 and 2003, the Company sold certain products that had previously been written down to a cost basis of zero. The following tables present the beneficial impact to gross profit from the sale of this previously written down inventory for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30, 2004		Three Months Ended September 30, 2003
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %
Gross profit — as reported	$5,277	63%	$4,073	72%
Excess inventory benefit(1)	(1,025)	(12)%	(602)	(11)%
Excess inventory charge(2)	571	7%	—	—%

Gross profit — as adjusted	$4,823	58%	$3,471	61%

	Nine Months Ended September 30, 2004		Nine Months Ended September 30, 2003
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %
Gross profit — as reported	$17,619	70%	$10,167	62%
Excess inventory benefit(1)	(3,178)	(13)%	(2,948)	(18)%
Excess inventory charge(2)	571	2%	1,498	9%

Gross profit — as adjusted	$15,012	59%	$8,717	53%

(1)	The Company realized an excess inventory benefit from the sale of products that had previously been written down to a cost basis of zero. For the purposes of comparing the change in gross profit on net revenues, the Company is excluding this benefit and calculating gross profit on these product revenues as if they had been sold at their approximate historical average costs.
(2)	The Company recorded excess and obsolete inventory charges totaling $0.6 million and zero during the three months ended September 30, 2004 and 2003, respectively. The Company recorded excess and obsolete inventory charges totaling $0.6 million and $1.5 million during the nine months ended September 30, 2004 and 2003, respectively.

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Tabular dollars in thousands, except share and per share amounts)

Note 3. Comprehensive (Loss) Income

The components of comprehensive (loss) income for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net (loss) income	$(8,254)	$2,620	$(30,691)	$(27,381)
Foreign currency translation adjustment	30	54	(269)	310

Total comprehensive (loss) income	$(8,224)	$2,674	$(30,960)	$(27,071)

Note 4. Restructuring Liabilities

During the three months ended September 30, 2004, the Company recorded restructuring charges totaling $0.5 million resulting from the Company’s liquidation of its investment in TeraOp (USA), Inc. (TeraOp) and the wind-down of the business and operations of OptiX, two Israeli development stage companies consolidated in the Company’s financial statements under FIN 46R.

In July 2004, The Company informed OptiX that it planned to discontinue its ongoing funding of OptiX’s operations. Consequently, the OptiX Board of Directors voted to wind-down its business and operations. OptiX expects to have the wind-down completed and to permanently close its operations by December 31, 2004. In the three months ended September 30, 2004, the Company recorded a provision of $0.2 million related to the wind-down of OptiX, of which $0.1 million was to reserve for severance costs and $0.1 million was to record the impairment of certain OptiX assets. The Company expects to record additional charges in the fourth quarter of 2004 for severance and lease buy-out costs. Upon the completion of the wind-down, OptiX will be deconsolidated from the Company’s financial statements.

In September 2004, the Company entered an agreement with TeraOp under which the Company converted its promissory notes issued and payable by TeraOp into shares of TeraOp common stock. The Company then sold all of its common share holdings in TeraOp to an independent third party for a nominal amount. In addition, the Company paid TeraOp $0.3 million for a royalty on future revenues of TeraOp. Currently TeraOp has no revenue and may never have revenue in the future. As a result of these transactions, the Company no longer holds any equity or debt interest in TeraOp and has no influence over the operations of TeraOp. Accordingly, TeraOp was deconsolidated from the Company’s financial statements upon the completion of these transactions, resulting in a net restructuring charge of $0.2 million.

In the nine months ended September 30, 2004, restructuring charges totaled $0.3 million, reflecting the charges totaling $0.5 million resulting from the Company’s liquidation of its investment in TeraOp and the wind-down of the business and operations of OptiX, partially offset by changes in the estimated fair value of the liability for future excess facility costs recorded in 2003.

In January 2003, the Company announced a restructuring plan in order to lower its operating expense run-rate due to then current and anticipated business conditions. This plan resulted in a workforce reduction of approximately 24% of existing personnel. Also, the Company announced the closing of its South Brunswick, New Jersey (formerly known as Systems On Silicon, Inc. and referred to as SOSi) design center and the reduction of staff in its Boston, Massachusetts and Shelton, Connecticut offices. This workforce reduction also impacted the Company’s Switzerland and Belgium locations. In addition, the Company has postponed the completion of the Integrated Access Device (IAD) product line and archived the related intellectual property until that market returns, if ever. During the nine months ended September 30, 2003, the Company incurred approximately $3.4 million in restructuring expenses related to employee termination benefits and $0.5 million related to excess facility costs. In addition, the Company determined that fixed assets with a net book value totaling $0.3 million and a patent on its IAD product line with a net book value of $0.2 million were impaired for the nine months ended September 30, 2003. This resulted in a total restructuring charge and asset impairment for the nine months ended September 30, 2003 totaling $4.4 million. This restructuring charge was reduced by $1.3 million as the Company was able to sub-lease portions of its excess facilities and by adjustments to original estimates of severance costs related to previously announced restructuring programs.

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Tabular dollars in thousands, except share and per share amounts)

The Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146) as of January 1, 2003. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than being recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also requires that the liability be established at estimated fair value and adjusted in future periods for changes in estimated cash flows. Accordingly, the liability for future excess facility costs recorded in 2003 was recorded net of estimated future sub-lease income (although there were no firm sub-lease commitments) and discounted to current net present value resulting in a net liability of $0.1 million. This liability is adjusted quarterly based upon actual cash flows and changes to estimates. Quarterly adjustments to this liability are recorded as restructuring expenses on the consolidated statements of operations.

A summary of the restructuring liabilities and the activity from December 31, 2003 through September 30, 2004 is as follows:

	Restructuring Liabilities December 31, 2003	Cash Payments January 1, 2004 – September 30, 2004	Adjustments and Changes to Estimates	Restructuring Liabilities September 30, 2004
Facility lease costs	$24,143	$(1,097)	$(164)	$22,882
Severance costs	—	—	135	135

Totals	$24,143	$(1,097)	$(29)	$23,017

At September 30, 2004 and December 31, 2003, the Company has classified approximately $21.8 million and $22.7 million, respectively of this restructuring liability as long-term, representing net lease commitments that are not due in the succeeding twelve-month period.

During the three months ended September 30, 2004, the Company began the process of exploring alternatives to disengage from its research and development subsidiary in Belgium. Alternatives under consideration include permanent closure of the unit as well as the sale of all or part of the unit. At this time, the Company is in the early stages of this evaluation process and has not committed to any plan.

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

During the first quarter of 2003, the Company loaned TeraOp $0.5 million under a new convertible loan agreement, which provided the Company with additional contractual rights over existing debt or equity investors. In addition, the Company also was in a position, as a result of the loan, to negotiate a more favorable conversion price of the equity securities of TeraOp and acquired the ability to control the operations of TeraOp. None of the existing debt or equity investors, other than the Company, was expected to absorb any additional losses from their investment given that the value of the equity in TeraOp was negative as of January 31, 2003. As a result, the convertible loan was determined to be a variable interest and TeraOp was considered a variable interest entity, as defined by FIN 46. The Company calculated the effect of the initial measurement as of January 31, 2003. As a result of this measurement and consolidation of TeraOp, the Company recognized an extraordinary loss of approximately $0.1 million for the nine months ended September 30, 2003, as the fair value of TeraOp’s liabilities exceeded its assets by this amount. All significant intercompany balances, including the Company’s investments in TeraOp, have been eliminated in consolidation. In September 2004, the Company liquidated its investment in TeraOp and deconsolidated TeraOp from the Company’s financial statements. For further discussion, please refer to Note 4 – Restructuring Liabilities.

The Company adopted the provisions of FIN 46R and changed its accounting accordingly in the first quarter of 2004. As a result of the adoption of FIN 46R, the Company consolidated the results of its investment in OptiX and recorded a charge of

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Tabular dollars in thousands, except share and per share amounts)

approximately $0.3 million for the nine months ended September 30, 2004 as a cumulative effect of this accounting change. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company restated prior period results to reflect the change from the cost to the equity method of accounting for its investment in OptiX as the Company, during fiscal 2002, obtained the ability to significantly influence the operating and financial policies of OptiX through its investments in convertible preferred stock and a bridge loan. This investment restatement reduced the investment balance in OptiX (included in investments in non-publicly traded companies on the consolidated balance sheets), as if accounted for on the equity method, since inception. The Board of Directors of OptiX has voted to wind-down its business and operations and upon the completion of the wind-down, OptiX will be deconsolidated from the Company’s financial statements. For further discussion, please refer to Note 4 – Restructuring Liabilities.

Cost Method Investments

The Company owns shares of convertible preferred stock in Accordion Networks, Inc. (Accordion) and Opulan Networks, Inc. (Opulan). In addition, the Company has a 3% limited partnership interest in Neurone Ventures II, L.P., a venture capital fund organized as a limited partnership. The Company’s direct and indirect voting interest (which include certain board members and employees) is less than 20% of the total ownership of each of these companies as of September 30, 2004 and December 31, 2003, and the Company does not exercise significant influence over the management of these companies as defined by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and other relevant literature. The Company accounts for these investments at cost and monitors the carrying value of these investments for impairment.

During the first quarter of 2004, the Company advanced $0.1 million to Metanoia Technologies, Inc (“Metanoia”) under a bridge loan agreement. During the second quarter ended June 30, 2004, the Company purchased shares of Metanoia’s Series A Preferred Stock through the conversion of the $0.1 million bridge loan and the payment of an additional $0.5 million to Metanoia. During the three months ended September 30, 2004, the Company made an additional $0.4 million investment in Metanoia by purchasing additional shares of Metanoia’s Series A Preferred Stock for a total investment of $1.0 million. The Company’s holdings represent less than 10% of Metanoia’s outstanding voting stock. Accordingly, the Company is accounting for this investment under the cost method.

Impairment of Investments in Non-Publicly Traded Companies

For the three and nine months ended September 30, 2004 and 2003, as a result of Company-specific and industry conditions, the Company determined that there were indicators of impairment to the carrying value of its investments in non-publicly traded companies. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short- and long-term), financing needs, most recent valuation data, the current investing environment, management / ownership changes, and competition. This evaluation process is based on information that the Company requests from these privately-held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. During the nine months ended September 30, 2004 and 2003, the Company used the modified equity method of accounting to measure the impairment loss for its investments in Accordion and Intellectual Capital for Integrated Circuits, Inc. (IC4IC), as the Company determined that no better current evidence of the value of its cost method investments existed and it believes that this measurement process gives the Company the best basis for an estimate given the negative cash flows of these companies. The modified equity method of accounting results in recording an impairment loss on a cost method investment equal to the investor’s proportionate share of the investee’s losses as its contributed capital is consumed to fund operating losses of the investee from the inception of the investor’s investment.

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

Based on our evaluations, we recorded impairment charges related to our remaining investments in convertible debt in Accordion of $0.1 million during the nine months ended September 30, 2004. During the first quarter of 2004, the Company decided to stop funding the operations of Accordion. The Board of Directors of Accordion voted to discontinue the operations of Accordion in March 2004.

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

Note 6. Property and Equipment, Net

The components of property and equipment, net at September 30, 2004 and December 31, 2003 are as follows:

	Estimated Useful Lives	September 30, 2004	December 31, 2003
Purchased computer software	1-3 years	$26,251	$23,745
Computers and equipment	3-7 years	13,301	12,666
Furniture	3-7 years	3,050	2,823
Leasehold improvements	Lease term*	1,344	1,516
Construction in-progress (software and equipment)		73	25

Gross property and equipment		44,019	40,775
Less accumulated depreciation and amortization		(37,662)	(30,513)

Property and equipment, net		$6,357	$10,262

*	Shorter of estimated useful life or lease term.

Depreciation and amortization expense related to property and equipment components above was $2.3 million and $2.1 million for the three months ended September 30, 2004 and 2003, respectively and was $7.3 million and $6.5 million for the nine months ended September 30, 2004 and 2003, respectively.

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

On September 30, 2003, the Company completed its exchange offer with and new money offering to the holders of the Company’s 4.50% Notes with the issuance of 5.45% Convertible Plus Cash NotesSM due September 30, 2007. As of September 30, 2004 and December 31, 2003, the remaining outstanding principal balance of the 4.50% Notes was $24.4 million.

The 4.50% Notes are unsecured and unsubordinated obligations and rank on parity in right of payment with all existing and future unsecured and unsubordinated indebtedness.

5.45% Convertible Plus Cash NotesSM due 2007

On September 30, 2003, the Company completed its exchange offer with and new money offering to holders of the 4.50% Notes. The Company issued $98.0 million aggregate principal amount of 5.45% Convertible Plus Cash NotesSM due September 30, 2007 (the Plus Cash Notes), which represented $74.0 million of Plus Cash Notes issued in exchange for the 4.50% Notes tendered in the exchange offer and $24.0 million of additional Plus Cash Notes sold for cash to holders of existing 4.50% Notes. The net proceeds from the new money offering are being used for general corporate purposes, including working capital and research and development. In the second quarter of 2004, the Company exchanged, in privately negotiated transactions with holders of the Plus Cash Notes pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, approximately $5.5 million

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Tabular dollars in thousands, except share and per share amounts)

in aggregate original principal amount of the Plus Cash Notes for approximately 3.3 million shares of the Company’s common stock. No such exchanges were effected in the three months ended September 30, 2004 . Approximately $92.0 million and $97.6 million of the Plus Cash Notes remained outstanding as of September 30, 2004 and December 31, 2003, respectively.

The following description provides a brief overview of the terms and conditions of the Plus Cash Notes. Each Plus Cash Note may be converted by the holders thereof into 182.71 shares of the Company’s common stock (the base shares) plus $500 in cash (the plus cash amount), which the Company may elect to pay with shares of its common stock subject to the terms and conditions of the Plus Cash Notes indenture. Interest on the Plus Cash Notes is payable at a rate of 5.45% per year, payable on March 31 and September 30 of each year, commencing on March 31, 2004. The Company may elect to pay interest in cash or common stock, subject to the terms and conditions of the Plus Cash Notes. At any time prior to maturity, the Company may, at its option, elect to automatically convert (an auto-conversion) the Plus Cash Notes if the closing price of its common stock exceeds $5.47 for 20 trading days during any consecutive 25 trading day period, subject to the terms and conditions of the Plus Cash Notes. The Company may elect to satisfy the plus cash amount issuable in connection with any auto-conversion in cash or common stock, subject to the terms and conditions of the Plus Cash Notes. If the Company effects an auto-conversion prior to September 30, 2005, the Company will pay the additional interest that would be payable pursuant to the terms of the Plus Cash Notes, as described under “Auto-Conversion Make Whole Provision” below in cash.

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

Auto-Conversion Make-Whole Provision

Pursuant to the terms of the Plus Cash Notes, the Company will pay additional interest equal to two full years of interest on the Plus Cash Notes (the auto-conversion make-whole provision), less any interest actually paid or provided for on the Plus Cash Notes if the Plus Cash Notes are automatically converted by the Company on or prior to September 30, 2005. The auto-conversion make-whole provision represents an embedded derivative that is required to be accounted for apart from the underlying Plus Cash Notes. At issuance of the Plus Cash Notes, the auto-conversion make-whole provision had an estimated initial fair value of $3.0 million, which was recorded as a discount to the Plus Cash Notes and a derivative liability on the consolidated balance sheets. The discount on the Plus Cash Notes will be accreted to par value through quarterly interest charges over the four-year term of the Plus Cash Notes. The auto-conversion make-whole provision can only be settled in cash, and accordingly, will remain classified as a derivative liability in the consolidated balance sheets as long as the provision is available. The auto-conversion make-whole provision will be adjusted to its fair value on a quarterly basis for the first two years that any such Plus Cash Notes are outstanding, with the corresponding charge or credit to other expense or income. The estimated fair value of the auto-conversion make-whole provision was determined using the Monte Carlo simulation model. The model uses several assumptions including: historical stock price volatility, risk-free interest rate, remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability. For the three and nine months ended September 30, 2004, the Company recorded other income on the consolidated statements of operations for the change in fair value of the auto-conversion make-whole provision of approximately $0.5 million and $2.1 million, respectively. At September 30, 2004 and December 31, 2003, the estimated fair value of the auto-conversion make-whole provision was approximately $0.1 million and $2.2 million, respectively. The recorded value of the auto-conversion make-whole provision related to the Plus Cash Notes can fluctuate significantly based on fluctuations in the fair value of the Company’s common stock and the time remaining of this feature.

Holder’s Conversion Right

Pursuant to the terms of the Plus Cash Notes, these notes are convertible at the option of the holder, at anytime on or prior to maturity, other than on an auto-conversion date or a redemption date (Holder’s Conversion Right). The Holder’s Conversion Right represents an embedded derivative that is required to be accounted for apart from the underlying Plus Cash Notes. At

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Tabular dollars in thousands, except share and per share amounts)

issuance of the Plus Cash Notes, the Holder’s Conversion Right had an estimated initial fair value of $20.3 million, which was recorded as a discount to the Plus Cash Notes and a derivative liability on the consolidated balance sheets. The discount on the Plus Cash Notes will be accreted to par value through quarterly interest charges over the four-year term of the Plus Cash Notes. Assuming the daily volume weighted average price determined according to the voluntary conversion provision in the Plus Cash Notes indenture is or remains below the threshold price of $2.61, the derivative related to the Holder’s Conversion Right will be adjusted quarterly for changes in fair value during the period of time that any such Plus Cash Notes are outstanding and classified as a derivative liability, with the corresponding charge or credit to other expense or income. In subsequent periods, if the daily volume weighted average price of the Company’s common stock determined according to the voluntary conversion provision equals or exceeds the threshold price of $2.61, the embedded derivative financial instrument related to the Holder’s Conversion Right will be adjusted to fair value with the corresponding charge or credit to other expense or income and then reclassified from total liabilities to stockholders’ equity. Changes in fair value during the period of time that any such Plus Cash Notes are outstanding and classified within stockholders’ equity, will be made by a corresponding charge or credit to additional paid-in-capital. The estimated fair value of the Holder’s Conversion Right was determined using the Black-Scholes option-pricing model. The model uses several assumptions including: historical stock price volatility, risk-free interest rate, remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability. For the three and nine months ended September 30, 2004, the Company recorded other income on the consolidated statements of operations for the change in fair value of the Holder’s Conversion Right of approximately $4.6 million and $10.8 million, respectively. At September 30, 2004 and December 31, 2003, the estimated fair value of the Holder’s Conversion Right was approximately $7.7 million and $18.5 million, respectively. The recorded value of the Holder’s Conversion Right related to the Plus Cash Notes can fluctuate significantly based on fluctuations in the fair value of the Company’s common stock.

For the three and nine months ended September 30, 2004, the Company amortized $1.4 million and $4.2 million, respectively of debt discount related to the Plus Cash Notes as discussed above.

Exchanges of the Plus Cash Notes for Shares of Common Stock

During the nine months ended September 30, 2004, the Company issued an aggregate of 3,278,940 shares of the Company’s common stock plus approximately $0.06 million cash in lieu of accrued and unpaid interest in exchange for $5.5 million in aggregate original principal amount of the Plus Cash Notes. The shares issued were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. No commission or other remuneration was paid or given directly or indirectly for soliciting these transactions. As a result of the exchange, the Company incurred a non-cash loss of approximately $1.2 million due to the write-off of the unamortized debt discount and deferred financing costs related to the exchanged Plus Cash Notes. The Company did not effect any such exchanges during the three months ended September 30, 2004.

Note 8. Supplemental Cash Flow Information

The following represents supplemental cash flow information for the nine months ended September 30, 2004 and 2003:

	Nine Months Ended September 30,
	2004	2003
Cash paid for interest	$6,264	$5,135

The following represents a supplemental schedule of non-cash investing and financing activities:

Conversion of 5.45% Plus Cash Notes into Common stock	$5,489	—

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

Caution concerning forward-looking statements. This section discusses how certain forward-looking statements made by us throughout this Quarterly Report on Form 10-Q and any documents incorporated by reference into this Quarterly Report on Form 10-Q are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

Overview. This section provides a general description of our business.

Critical accounting policies and use of estimates. This section discusses those accounting policies that are both considered important to our financial condition and operating results and require significant judgment and estimates on the part of management in their application.

Results of operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2004 and 2003. In addition, a brief description is provided of transactions and events that impact the comparability of the results being analyzed.

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

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, and any documents incorporated herein by reference may contain, forward-looking statements that involve risks and uncertainties. When used in this document, the words, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “expect” and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements as a result of risk factors including those set forth under “FACTORS THAT MAY AFFECT FUTURE RESULTS” and elsewhere in this report. You should read this discussion in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto included in this report.

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

Our markets stabilized in 2003 and we believe that we are now in the early stages of a market recovery. For the nine months ended September 30, 2004, our revenues are up $8.9 million or 54% over the same period last year, reflecting this strengthening in demand. As our markets continue to strengthen, we believe that our investment in product development has positioned us to take advantage of this recovery.

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

We consider the most critical accounting policies and uses of estimates in our unaudited consolidated financial statements to be those surrounding:

(1)	net revenues, cost of revenues and gross profit;

(2)	derivative liability associated with our 5.45% Convertible Plus Cash NotesSM due 2007;

(3)	estimated excess and obsolete inventories;

(4)	estimated restructuring reserves; and

(5)	valuation of investments in non-publicly traded companies.

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

At the time of shipment, we record an expense (and related liability) against our gross product revenues for future price protection. This liability is established based on historical experience and contractually agreed to provisions. We had established liabilities totaling $0.4 million and $0.7 million as of September 30, 2004 and December 31, 2003, respectively, for price protection and sales allowances related to shipments that were recorded as revenue during the preceding twelve months. Should our actual experience differ from our estimated liabilities, there could be adjustments (either favorable or unfavorable) to our net revenues, cost of revenues and gross profits.

We also record, at the time of shipment, an expense (and related liability) against our gross product revenues and an inventory asset against product cost of revenues in order to establish a provision for the gross margin related to future returns under our distributor stock rotation program. As of September 30, 2004, we had established a liability of $0.5 million against our gross product revenues and an inventory asset of $0.2 million against our product cost of revenues for a net stock rotation reserve of $0.3 million. This compares to a liability of $1.0 million and an inventory asset of $0.5 million for a net stock rotation reserve of $0.5 million as of December 31, 2003. Should our actual experience differ from our estimated liabilities, there could be adjustments (either favorable or unfavorable) to our net revenues, cost of revenues and gross profits.

We warranty our products for up to one year from the date of shipment. A liability is recorded for estimated claims to be incurred under product warranties and is based primarily on historical experience. Estimated warranty expense is recorded as cost of product revenues when products are shipped. As of September 30, 2004 and December 31, 2003, we had a warranty liability established in the amounts of $0.3 million and $0.3 million, respectively, which is included in accrued expenses and other current liabilities on the consolidated balance sheets. We had no material warranty claims during the nine months ended September 30, 2004. Should future warranty claims differ from our estimated current liability, there could be adjustments (either favorable or unfavorable) to our cost of revenues. Any adjustments to cost of revenues could also impact future gross profits.

Derivative LiabilityAssociated with our 5.45% Convertible Plus Cash NotesSM due 2007. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), the auto-conversion make-whole provision and the holder’s conversion right (collectively, the Features) contained in the terms governing our 5.45% Convertible Plus Cash NotesSM due 2007 (the Plus Cash Notes) were not clearly and closely related to the characteristics of the Plus Cash Notes upon issuance. Accordingly, the Features qualified as embedded derivative instruments and, because they do not qualify for any scope exception within SFAS 133, they are required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

During the three months ended September 30, 2004, we recorded other income of $5.1 million of which $0.5 million relates to the auto-conversion make-whole provision and $4.6 million relates to the holder’s conversion right, to reflect the change in fair value of our derivative liability, which is calculated below:

(Tabular dollars in thousands, except per share data)	September 30, 2004	December 31, 2003

Closing price of our common stock used to value our derivative liability	$1.26	$2.30
Estimated fair value of our derivative liability	$7,807	$20,659
Change in fair value of our derivative liability recorded as other income during the period	$5,126	$2,619

At each balance sheet date, we adjust the derivative financial instruments to their estimated fair value and analyze the holder’s conversion right to determine its classification as a liability or equity. As of September 30, 2004, the estimated fair value of our derivative liability was $7.8 million, of which $0.1 million and $7.7 million related to the auto-conversion make-whole provision and holder’s conversion right, respectively. As of December 31, 2003, the estimated fair value of our derivative liability was $20.7 million, of which $2.2 million and $18.5 million related to the auto-conversion make-whole provision and holder’s conversion right, respectively. The estimated fair value of the auto-conversion make-whole provision and holder’s conversion right were determined using the Monte Carlo simulation model and the Black-Scholes option-pricing model, respectively. These models use several assumptions including: historical stock price volatility, risk-free interest rates, remaining maturity, and the closing price of our common stock to determine estimated fair value of our derivative liability. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock during each quarterly period. Accordingly, we have calculated the fair value of the derivative liability as shown in the following different scenarios. We have included the change in the fair value of the derivative liability below based on all assumed estimates remaining the same except for our common stock price.

% change from our actual common stock price of $1.26 as of September 30, 2004

(Tabular dollars in thousands, except per share data)
% change from our actual common stock price of $1.26 as of September 30, 2004	(50)%	(25)%	(10)%	Actual	10%	25%	50%

Closing price of our common stock used to value our derivative liability	$0.63	$0.95	$1.13	$1.26	$1.39	$1.58	$1.89

Estimated fair value of our derivative liability as of September 30, 2004	$2,885	$5,261	$6,715	$7,807	$8,913	$10,607	$13,420

Change in fair value of our derivative liability determined during the third quarter of 2004 and recorded as other income (expense)	$10,049	$7,673	$6,219	$5,126	$4,021	$2,327	$(486)

Incremental other income (expense) that would have been recorded in third quarter of 2004	$4,923	$2,547	$1,093	$—	$(1,105)	$(2,799)	$(5,612)

As of September 30, 2004 and December 31, 2003, these embedded derivative financial instruments were recorded and classified as a derivative liability on our consolidated balance sheets because the daily volume weighted average price of our common stock determined according to the voluntary conversion provision contained in the Plus Cash Notes indenture was below the threshold price of $2.61 as set forth in the terms of the Plus Cash Notes. Thus, if any holders of the Plus Cash Notes voluntarily converted their Plus Cash Notes, we would have to pay the plus cash amount in cash. Assuming the daily volume weighted average price of our common stock remains below the threshold price, this embedded derivative related to the holder’s conversion right will continue to be classified as a liability and adjusted quarterly for changes in fair value during the period of time that any such Plus Cash Notes are outstanding, with the corresponding charge or credit to other expense or income.

In subsequent periods, if the daily volume weighted average price of our common stock determined according to the voluntary conversion provision equals or exceeds the threshold price of $2.61, the embedded derivative financial instrument related to the holder’s conversion right will be adjusted to fair value with the corresponding charge or credit to other expense or income and then reclassified from total liabilities to stockholders’ equity. Changes in fair value during the period of time that any such Plus Cash Notes are outstanding and classified within stockholders’ equity will be made by a corresponding charge or credit to additional paid-in-capital. The auto-conversion make-whole provision will be adjusted quarterly for changes in fair value during the first two years that any such Plus Cash Notes are outstanding, with the corresponding charge or credit to other expense or income. The auto-conversion make-whole provision can only be settled with cash and, accordingly, will remain classified as a derivative liability on our consolidated balance sheets.

Estimated Excess Inventories. We periodically review our inventory levels to determine if inventory is stated at the lower of cost or net realizable value. The telecommunications and data communications industries have experienced a significant downturn during the past few years and, as a result, we have had to evaluate our inventory position based on known backlog of orders, projected sales and marketing forecasts, shipment activity and inventory held at our significant distributors. During the three months ended September 30, 2004 and 2003, we recorded charges for excess and obsolete inventories of approximately $0.6 million and zero, respectively. During the nine months ended September 30, 2004 and 2003, we recorded charges for excess and obsolete inventories of approximately $0.6 million and $1.5 million, respectively. We also recorded excess inventory charges totaling $1.5 million, $4.8 million and $39.2 million in fiscals 2003, 2002 and 2001, respectively. Most of these products have not been disposed of and remain in our inventory

During the three months ended September 30, 2004 and 2003, we recorded net product revenues of approximately $2.7 million and $1.8 million, respectively, on shipments of excess inventory that had previously been written down to their estimated net realizable value of zero. This resulted in gross margin of approximately 100% on these product revenues. Had these products been sold at our historical average cost basis, a 58% and 61% gross margin would have been recorded on these product shipments for the three months ended September 30, 2004 and 2003, respectively. During the nine months ended September 30, 2004 and 2003, we recorded net product revenues of approximately $8.9 million and $6.2 million, respectively, on shipments of excess inventory that had previously been written down to their estimated net realizable value of zero. This resulted in gross margin of approximately 100% on these product revenues. Had these products been sold at our historical average cost basis, a 59% and 53% gross margin would have been recorded on these product shipments for the nine months ended September 30, 2004 and 2003, respectively. We currently do not anticipate that a significant amount of the excess inventories subject to the write-downs described above will be used in the future based upon our current demand forecast. Should our actual future demand exceed the estimates that we used in writing down our excess inventories, we will recognize a favorable impact to cost of revenues and gross profits. Should demand fall below our current expectations, we may record additional inventory write-downs which will result in a negative impact to cost of revenues and gross profits.

Estimated Restructuring Reserves. During the three months ended September 30, 2004, the Company recorded restructuring charges totaling $0.5 million resulting from the Company’s liquidation of its investment in TeraOp (USA), Inc. (TeraOp) and the wind-down of the business and operations of OptiX Networks, Inc. (OptiX), two Israeli development stage companies consolidated in the Company’s financial statements under FIN 46R. In the nine months ended September 30, 2004, restructuring charges totaled $0.3 million, reflecting the charges totaling $0.5 million for TeraOp and OptiX, partially offset by changes in the estimated fair value of the liability for future excess facility costs recorded in 2003. During the nine months ended September 30, 2003, we recorded a restructuring charge and asset impairments totaling $3.1 million, related to costs for employee termination benefits and costs to exit certain facilities, net of sub-lease benefits. We also recorded restructuring charges and asset impairments totaling $2.5 million, $3.9 million and $34.2 million in fiscal years ended December 31, 2003, 2002 and 2001, respectively. At September 30, 2004 and December 31, 2003, the restructuring liabilities were $23.0 million and $24.1 million, respectively, on our consolidated balance sheets. Certain assumptions are used by us to derive this estimate, including future maintenance costs, price escalation and sublease income derived from these facilities. Should we negotiate additional sublease rental income agreements or reach a settlement with our lessors to be released from our existing obligations, we could realize a favorable benefit to our results of future operations. Should future lease, maintenance or other costs related to these facilities exceed our estimates, we could incur additional expenses in future periods.

Valuation of Investments in Non-Publicly Traded Companies. Since 1999, we have been making strategic equity investments in non-publicly traded companies that develop technologies that are complementary to our product road map. We initially evaluate each investment to determine whether a variable interest has been created in a variable interest entity and whether we then should consolidate our investment according to the provisions of FIN 46 (revised December 2003),

“Consolidation of Variable Interest Entities” (FIN 46R). Depending on the facts and circumstances surrounding each investment, we make a determination as to the consolidation of the investment based on the specific requirements of FIN 46R. If we conclude that consolidation of the investment is not appropriate, then we evaluate each investment based on our level of ownership and whether or not we have the ability to exercise significant influence over the investee company. As a result of this evaluation, we then account for these investments on either the cost or equity method, and review such investments periodically for impairment. The appropriate reductions in carrying values are recorded when, and if, necessary. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, we carefully consider the investee’s cash position, projected cash flows (both short- and long-term), financing needs, most recent valuation data, the current investing environment, management / ownership changes and competition. This evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. Based on our evaluations, we recorded impairment charges related to our investments in non-publicly traded companies of $0.1 million and $0.05 million during the nine months ended September 30, 2004 and 2003, respectively. We did not record any such impairment charges during the three months ended September 30, 2004 and 2003. We used the modified equity method of accounting to determine the impairment loss for certain investments, as it was determined that no better current evidence of the value of our cost method investments existed and we believe that this gives us the best basis for our estimate given the negative cash flows of these companies. The modified equity method of accounting results in recording an impairment loss for a cost method investment equal to the investor’s proportionate share of the investee’s losses as its contributed capital is consumed to fund operating losses of the investee from the inception of the investor’s investment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenues:
Product revenues	100%	93%	99%	96%
Service revenues	0%	7%	1%	4%

Total net revenues	100%	100%	100%	100%
Cost of revenues:
Product cost of revenues	30%	26%	27%	27%
Provision for excess inventories	7%	—	2%	9%
Service cost of revenues	0%	2%	1%	1%

Total cost of revenues	37%	28%	30%	38%

Gross profit	63%	72%	70%	62%
Operating expenses:
Research and development and purchased in-process research and development	135%	196%	146%	194%
Marketing and sales	33%	49%	37%	50%
General and administrative	18%	24%	20%	25%
Restructuring charge (benefit) and asset impairments, net	6%	(15)%	1%	19%

Total operating expenses	192%	254%	205%	288%
Operating loss	(129)%	(182)%	(135)%	(226)%

Net Revenues

The following tables summarizes our net product revenue mix by product line for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30, 2004		Three Months Ended September 30, 2003		Percentage Increase in Product Line Revenues
Tabular dollars in thousands	Product Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues

SONET/SDH	$4,102	49%	$2,869	54%	43%
Asynchronous/PDH	2,629	32%	874	17%	201%
ATM/IP	1,605	19%	1,521	29%	6%

Total	$8,336	100%	$5,264	100%	58%

	Nine Months Ended September 30, 2004		Nine Months Ended September 30, 2003		Percentage (Decrease) Increase in Product Line Revenues
Tabular dollars in thousands	Product Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues

SONET/SDH	$12,100	48%	$5,727	36%	111%
Asynchronous/PDH	5,637	23%	2,633	17%	114%
ATM/IP	7,303	29%	7,351	47%	(1)%

Total	$25,040	100%	$15,711	100%	59%

The increase in net revenues for the three and nine months ended September 30, 2004 compared to the same periods in 2003 is primarily due to increased volume shipments in our SONET/SDH and Asynchronous/PDH product lines. The increase in volume in these product lines can be attributed to overall increased demand as well as inventory depletion in the distribution channel. As inventory is being consumed, customers are placing new orders to meet their end demand.

Included in total net revenues were service revenues consisting of design services performed for third parties on a short-term contract basis. Service revenues are not our primary strategic focus and, as such, will fluctuate up or down from period to period, depending on business priorities.

International net revenues represented approximately 60% and 61% of net revenues for the three and nine months ended September 30, 2004, respectively, compared with approximately 60% and 68% of net revenues for the three and nine months ended September 30, 2003, respectively.

Gross Profit

The following tables present the favorable impact to gross profit from the sale of previously written down inventory for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30, 2004		Three Months Ended September 30, 2003
Tabular dollars in thousands	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %

TGross profit — as reported	$5,277	63%	$4,073	72%
Excess inventory benefit(1)	(1,025)	(12)%	(602)	(11)%
Excess inventory charge(2)	571	7%	—	—%

Gross profit — as adjusted	$4,823	58%	$3,471	61%

	Nine Months Ended September 30, 2004		Nine Months Ended September 30, 2003
Tabular dollars in thousands	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %

Gross profit — as reported	$17,619	70%	$10,167	62%
Excess inventory benefit(1)	(3,178)	(13)%	(2,948)	(18)%
Excess inventory charge(2)	571	2%	1,498	9%

Gross profit — as adjusted	$15,012	59%	$8,717	53%

(1)	During the three and nine months ended September 30, 2004 and 2003, we realized an excess inventory benefit from the sale of products that had previously been written down to a cost basis of zero. For the purposes of comparing the change in gross profit on net revenues, we are excluding this benefit and calculating gross profit on these product revenues as if they had been sold at their historical average costs.
(2)	We recorded excess and obsolete inventory charges totaling $0.6 million and zero for the three months ended September 30, 2004 and 2003, respectively. We recorded excess and obsolete inventory charges totaling $0.6 million and $1.5 million for the nine months ended September 30, 2004 and 2003, respectively.

Total gross profit for the three months ended September 30, 2004 increased by approximately $1.2 million, or 30% from the comparable three months of the prior year, while gross profit for the nine months ended September 30, 2004 increased by approximately $7.5 million, or 73% as compared with the same period in 2003. The increase in gross profit reflects increased revenues and a more favorable product mix. Excluding the benefit from sales of previously written down inventory and the impact of excess and obsolete inventory charges, for the three and nine months ended September 30, 2004, gross profit increased by approximately $1.4 million, or 39% and $6.3 million, or 72%, respectively. The fluctuations in gross profit margins are due to changes in the product mix over the prior year and do not indicate a shift in our margin trend, either positive or negative.

We anticipate that gross profit will continue to be impacted by fluctuations in the volume and mix of our product shipments as well as material costs, yield and the fixed cost absorption of our product operations.

Research and Development

Research and development expenses were $11.2 million for the three months ended September 30, 2004, an increase of $0.1 million or 1% over same prior year period. This increase reflects the consolidation of OptiX expenses in 2004, partially offset by a charge in 2003 for purchased in-process research and development.

For the nine months ended September 30, 2004, research and development expenses increased $5.0 million, or 16% over the comparable period of 2003 due to increased spending on subcontracting, consulting and fabrication, as well as the consolidation of OptiX expenses in 2004. During the first half of 2004, we retained additional external resources to complete new product development projects and meet customer requirements. In the third quarter of 2004, we took several steps to reduce our research and development expenses. These steps included the decision to discontinue further funding of OptiX, as well as the decision to liquidate our investment in TeraOp, two Israeli development stage companies consolidated in the Company’s financial statements under the rules of FIN 46R. We are also exploring alternatives to disengage from our Belgian design center, which could further reduce our expenses. In addition, in the third quarter of 2004, we reduced our subcontractor expenses by approximately $0.6 million from the second quarter of 2004. As a percentage of total net revenues, our research and development costs decreased as we have experienced an increase in our total net revenues for the three and nine months ended September 30, 2004 as compared to the same periods in the prior year.

We believe that continued investment in the design and development of future products is vital to maintain a competitive edge. However, we have monitored our known and forecasted revenue demand and operating expense run rates closely. As a result, in 2004 we commenced the restructuring actions described above and we continue to seek opportunities to further reduce our research and development expenses. We also took two restructuring actions in fiscal 2001, one during fiscal 2002 and one during fiscal 2003. We will continue to closely monitor both our costs and our revenue expectations in future periods. We will continue to balance our spending in this area with meeting our customer requirements and will take actions as market conditions dictate.

Marketing and Sales

Marketing and sales expenses consist primarily of personnel-related expenses, trade show expenses, travel expenses and facilities expenses. Marketing and sales expenses remained flat for the three months ended September 30, 2004 as compared to the same period in the prior year. During the nine months ended September 30, 2004, marketing and sales expense increased $1.2 million, or 14% as compared to the same period in the prior year. The increase is primarily due to increased commissions as a result of improved revenues in 2004. As a percentage of total net revenues, our marketing and sales costs decreased as we continue to monitor our discretionary spending as well as experience an increase in our total net revenue for the three and nine months ended September 30, 2004 as compared to the same periods in the prior year.

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

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, professional and legal fees and facilities expenses. The increase in general and administrative expenses of approximately $0.1 million, or 10% and $1.1 million, or 26% for the three and nine months ended September 30, 2004 compared to the same periods in the prior year is primarily due to increased professional service fees, including expenses required to comply with regulations mandated by the Sarbanes-Oxley Act of 2002, legal and auditing fees. As a percentage of total net revenues, our general and administrative sales costs decreased as we continue to monitor our discretionary spending as well as experience an increase in our total net revenues for the three and nine months ended September 30, 2004 as compared to the same prior year periods.

We have monitored our known and forecasted revenue demand and operating expense run rates closely and, as a result, have taken four restructuring actions since June 2001. We will continue to closely monitor both our costs and our revenue expectations in future periods. We will continue to balance our spending in this area with meeting our customer requirements and will take actions as market conditions dictate.

Restructuring Charge (Benefit) and Asset Impairments, net

During the three months ended September 30, 2004, we recorded restructuring charges totaling $0.5 million resulting from our liquidation of our investment in TeraOp and the wind-down of the business and operations of OptiX, two Israeli development stage companies consolidated in the Company’s financial statements under FIN 46R.

In July 2004, we informed OptiX that we planned to discontinue our ongoing funding of OptiX’s operations. Consequently, the OptiX Board of Directors voted to wind-down its business and operations. OptiX expects to have the wind-down completed and to permanently close its operations by December 31, 2004. In the three months ended September 30, 2004, we recorded a provision of $0.2 million related to the wind-down of OptiX, of which $0.1 million was to reserve for severance costs and $0.1 million was to record the impairment of certain OptiX assets. We expect to record additional charges in the fourth quarter of 2004 for severance and lease buy-out costs. Upon the completion of the wind-down, OptiX will be deconsolidated from the Company’s financial statements.

In September 2004, we entered an agreement with TeraOp under which we converted our promissory notes issued and payable by TeraOp into shares of TeraOp common stock. We then sold all of our common share holdings in TeraOp to an independent third party for a nominal amount. In addition, we paid TeraOp $0.3 million for a royalty on future revenues of TeraOp. Currently, TeraOp has no revenue and may never have revenue in the future. As a result of these transactions, we no longer hold any equity or debt interest in TeraOp and have no influence over the operations of TeraOp. Accordingly, TeraOp was deconsolidated from our financial statements upon the completion of these transactions, resulting in a net restructuring charge of $0.2 million.

In the nine months ended September 30, 2004, restructuring charges totaled $0.3 million, reflecting the charges totaling $0.5 million resulting from our liquidation of our investment in TeraOp and the wind-down of the business and operations of OptiX, partially offset by changes in the estimated fair value of the liability for future excess facility costs recorded in 2003.

In January 2003, we announced a restructuring plan in order to lower our operating expense run-rate due to then current and anticipated business conditions. This plan resulted in a work-force reduction of approximately 24% of existing personnel. Also, we announced the closing of our South Brunswick, New Jersey (SOSi) design center, and the reduction of staff in Bedford, Massachusetts and Shelton, Connecticut. This workforce reduction also impacted our Switzerland and Belgium locations. In addition, we postponed the completion of the Integrated Access Device (IAD) product line and archived the related intellectual property until that market returns, if ever. During the three months ended September 30, 2004, we recorded a restructuring charge totaling $0.1 million related to adjusting previous estimates of the sub-lease of excess facilities. During the nine months ended September 30, 2004, we recorded a restructuring benefit totaling $0.1 million related to the sub-lease of excess facilities. During the three months ended September 30, 2003, we recorded approximately $0.9 million in restructuring benefits primarily related to the adjustment of previous estimates of excess facility costs. During the nine months ended September 30, 2003, we incurred approximately $3.4 million in restructuring expenses related to employee termination benefits and $0.5 million related to excess facility costs. In addition, we determined that fixed assets with a net book value totaling $0.3 million and a patent on our IAD product line with a net book value of $0.2 million were impaired for the nine months ended September 30, 2003. This resulted in a total restructuring charge and asset impairment for the nine months ended September 30, 2003 of $4.4 million. This restructuring charge was partially off-set by a benefit of $1.3 million for the nine months ended September 30, 2003 as we were able to sub-lease portions of our excess facilities, for a net restructuring expense for the nine months ended September 30, 2003 of $3.1 million. We estimate that there will be future adjustments to our liability for future lease payments as market conditions change.

During the three months ended September 30, 2004, we began the process of exploring alternatives to disengage from our research and development subsidiary in Belgium. Alternatives under consideration include permanent closure of the unit as well as the sale of all or part of the unit. At this time, we are in the early stages of this evaluation process and have not committed to any plan.

Impairment of Investments in Non-Publicly Traded Companies

For the nine months ended September 30, 2004 and 2003, as a result of industry conditions, we determined that there were indicators of impairment to the carrying value of our investments in non-publicly traded companies. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, we carefully consider the investee’s cash position, projected cash flows (both short- and long-term), financing needs, most recent valuation data, the current investing environment, management / ownership changes, and competition. This evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary.

During the three and nine months ended September 30, 2004 and 2003, we used the modified equity method of accounting to measure the impairment loss for our investments in Accordion and Intellectual Capital for Integrated Circuits, Inc. (IC4IC), as we determined that no better current evidence of the value of its cost method investments existed. We believe that this measurement process gives us the best basis for our estimate given the negative cash flows of these companies. The modified equity method of accounting results in recording an impairment loss on a cost method investment equal to the investor’s proportionate share of the investee’s losses as its contributed capital is consumed to fund operating losses of the investee from the inception of the investor’s investment.

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

During the first quarter of 2004, we impaired our remaining investments in convertible debt in Accordion Networks, Inc. (Accordion) based on review of impairment indicators listed above. In addition, we decided to stop funding the operations of Accordion and recorded an impairment charge of $0.1 million for the nine months ended September 30, 2004 related to our investment in Accordion. The Board of Directors of Accordion voted to discontinue the operations of Accordion in March 2004.

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

Equity in Net Losses of Affiliates

The decrease in equity losses for the three and nine months ended September 30, 2004 as compared to the same periods in 2003 was due to our adoption of the provisions of FIN 46R in the first quarter of 2004. As a result of the adoption of FIN 46R, we consolidated the results of our investment in OptiX as a cumulative effect of an accounting change in the first quarter of 2004. For the same quarter in the prior year, we had been accounting for our direct and indirect voting interest (which included certain board members and employees) of greater than 20% but less than 50% in our investment in OptiX under the equity method of accounting where our pro rata share of net loss from OptiX was recorded on the consolidated statements of operations and accordingly, the carrying value of the investments was reduced on the consolidated balance sheets.

Change in Fair Value of Derivative Liability

For the three and nine months ended September 30, 2004, we recorded other income of approximately $5.1 million and $12.9 million, respectively to reflect the change in the fair value of derivative liability resulting from issuance of the Plus Cash Notes (for further discussion, please refer to Item 1, Note 7 – Convertible Notes of our Unaudited Consolidated Financial Statements). We had no similar income or related loss during the three and nine months ended September 30, 2003.

Interest Income (Expense), net

The increase in interest expense, net for the three and nine months ended September 30, 2004, as compared to the same periods in 2003 is primarily due to the amortization of debt discount on the Plus Cash Notes. Also contributing to the increase in interest expense, net is lower interest income due to a lower average cash balance during three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003. At September 30, 2004 and 2003, the effective interest rate on our interest-bearing securities was approximately 1.85% and 1.33%, respectively.

Income Tax Expense

For the nine months ended September 30, 2004 and 2003, income tax expense was $0.2 million and $0.3 million, respectively, reflecting foreign income taxes.

During the three and nine months ended September 30, 2004 and 2003, we evaluated our deferred tax assets as to whether it is “more likely than not” that the deferred tax assets will be realized. In our evaluation of the realizability of deferred tax assets, we consider projections of future taxable income, the reversal of temporary differences and tax planning strategies. We have evaluated and determined that it is not “more likely than not” that all of the deferred tax assets will be realized. Accordingly, a valuation reserve was recorded against all of our net deferred tax assets. In future periods, we will not recognize a deferred tax benefit and will maintain a deferred tax valuation allowance until we achieve sustained taxable income. Additionally, in the future, we expect our current income tax expense to be related to taxable income generated by our foreign subsidiaries.

Extraordinary Loss Upon Consolidation of TeraOp (USA), Inc.

In January 2003, FIN 46, “Consolidation of Variable Interest Entities “ (FIN 46) was issued. The interpretation provided guidance on consolidating variable interest entities and applied to all variable interests in variable interest entities created after January 31, 2003. The interpretation required variable interest entities to be consolidated if the equity investment at risk was not sufficient to permit an entity to finance its activities without support from other parties or if the equity investors lack certain specified characteristics. We applied the provisions of FIN 46 to our investment in TeraOp as of February 1, 2003, which required us to consolidate the results of TeraOp.

During the first quarter of 2003, we loaned TeraOp $0.5 million under a new convertible loan agreement, which provided us with additional contractual rights over existing debt or equity investors. In addition, we were also in a position, as a result of the loan, to negotiate a more favorable conversion price of the equity securities of TeraOp and have the ability to control the operations of TeraOp. None of the existing debt or equity investors, other than us, was expected to, absorb any additional losses from their investment given that the equity of TeraOp was negative as of January 31, 2003. As a result, the convertible loan was determined to be a variable interest and TeraOp was considered a variable interest entity, as defined by FIN 46. We calculated the effect of the initial measurement as of January 31, 2003. As a result of this measurement and consolidation of TeraOp, we recognized an extraordinary loss of approximately $0.1 million for the nine months ended September 30, 2003, as the fair value of TeraOp’s liabilities exceeded its assets by this amount. All significant intercompany balances, including our investments in TeraOp, have been eliminated in consolidation. In September 2004, the Company liquidated its investment in TeraOp and deconsolidated TeraOp from the Company’s financial statements. For further discussion, please refer to Item 1, Note 4 – Restructuring Liabilities.

Cumulative Effect on Prior Years of Retroactive Application of New Depreciation Method and the Application of FIN 46R

Effective January 1, 2003, we changed the method of depreciating property and equipment to the straight-line method. Depreciation of property and equipment in prior years was computed using the half-year convention method. We evaluated the use and related consumption of all classes of acquired property and equipment. We have determined that many of our assets are used and consumed on a consistent level over their estimated economic lives. Under the half-year convention method, property and equipment placed in service during the first year of acquisition was subject to six months of depreciation expense regardless of when the asset was acquired, placed in service and consumed. We believe that the straight-line method results in a better approximation of the underlying consumption of the asset over its estimated useful life and provides a better matching of revenues and expenses. The effect of the change in depreciation method as of January 1, 2003 was applied retroactively to property and equipment acquisitions of prior years. The cumulative effect of the change with respect to the retroactive application of the straight-line method is approximately an $0.8 million charge and was recorded as such on the consolidated statements of operations for the period ended March 31, 2003. This charge has not been presented net of an income tax benefit as we continue to maintain a full valuation allowance against our net deferred income tax assets. There were no such charges during the three and nine months ended September 30, 2004.

We adopted the provisions of FIN 46R and changed our accounting accordingly in the first quarter of 2004. As a result of the adoption of FIN 46R, we consolidated the results of our investment in OptiX and recorded a charge of approximately $0.3 million for the nine months ended September 30, 2004 as a cumulative effect of an accounting change. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, we restated prior period results to reflect the change from the cost to the equity method of accounting for our investment in OptiX because during fiscal 2002, we obtained the ability to significantly influence the operating and financial policies of OptiX through our investments in convertible preferred stock and a bridge loan. This investment restatement reduced the investment balance in OptiX (included in investments in non-publicly traded companies on the consolidated balance sheets), as if accounted for on the equity method, since inception.

In July 2004, we informed OptiX that we planned to discontinue our ongoing funding of OptiX’s operations. Consequently, the OptiX Board of Directors voted to wind-down its business and operations. OptiX expects to have the wind-down completed and to permanently close its operations by December 31, 2004. Upon the completion of the wind-down, OptiX will be deconsolidated from our financial statements. For further discussion, please refer to Item 1, Note 4 - Restructuring Liabilities.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004 and December 31, 2003, we had total cash, cash equivalents and investments in marketable securities of approximately $142.9 million and $179.4 million, respectively. This is our primary source of liquidity, as we are not currently generating positive cash flow from our operations. Details of our cash inflows and outflows for the nine months ended September 30, 2004 as well as a summary of our cash, cash equivalents and investments in marketable securities and future commitments are detailed as follows:

Cash, Cash Equivalents and Investments

We have financed our operations and have met our capital requirements since incorporation in 1988 primarily through private and public issuances of equity securities, convertible notes, bank borrowings and cash generated from operations. Our principal sources of liquidity as of September 30, 2004 consisted of $83.3 million in cash and cash equivalents, $26.3 million in short-term investments and $33.4 million in long-term investments in marketable securities for a total cash, cash equivalents and investment balance of $142.9 million. Cash equivalents are instruments with maturities of less than 90 days, short-term investments have maturities of greater than 90 days but less than one year and long-term investments have maturities of greater than one year. Our cash equivalents and investments consist of U.S. Treasury Bills, corporate debt, taxable municipal securities, money market instruments, overnight repurchase investments and commercial paper.

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

	September 30, 2004	December 31, 2003	Change	September 30, 2003	December 31, 2002	Change
Cash and Cash equivalents	$83,254	$142,950	$(59,696)	$143,215	$150,548	$(7,333)
Short term investments	26,261	9,101	17,160	30,501	33,099	(2,598)
Long term investments	33,421	27,300	6,121	15,314	21,819	(6,505)

Total Cash and investments	$142,936	$179,351	$(36,415)	$189,030	$205,466	$(16,436)

Cash Inflows and Outflows

During the nine months ended September 30, 2004, the net decrease in cash and cash equivalents was $59.7 million compared to a net decrease of $7.3 million during the nine months ended September 30, 2003. As reported on our consolidated statements of cash flows, our decrease in cash and cash equivalents during the nine months ended September 30, 2004 and 2003 is summarized as follows:

	Nine Months Ended September 30,
Tabular dollars in thousands	2004	2003

Net cash used in operating activities	$(31,765)	$(34,484)
Net cash (used in) provided by investing activities	(27,912)	6,949
Net cash provided by financing activities	250	19,892
Effect of foreign exchange rate changes	(269)	310

Total decrease in cash and cash equivalents	$(59,696)	$(7,333)

Details of our cash inflows and outflows are as follows during the nine months ended September 30, 2004:

Operating Activities: During the nine months ended September 30, 2004, we used $31.8million in cash and cash equivalents in operating activities as compared with $34.5 million used during the same prior year period. This was comprised primarily of our net loss of $30.7 million and an increase in working capital of $3.2 million partially offset by non-cash charges totaling $2.1 million. The components of our net loss are detailed in our Results of Operations section included above in this Item. Components of our significant non-cash adjustments are as follows:

Non-cash Adjustments	Nine Months Ended September 30, 2004 (amounts in thousands)	Explanation of Non-cash Activity
Depreciation and amortization	$12,839	Consists of depreciation of property and equipment as well as amortization of deferred financing fees, patents and unearned compensation.
Change in fair value of derivative liability	(12,852)	During the nine months ended September 30, 2004, we recorded other income to reflect the change in the fair value of our derivative liability.
Loss on extinguishment of debt	1,241	During the nine months ended September 30, 2004, the Company issued an aggregate of 3,278,940 shares of the Company’s common stock plus approximately $0.06 million cash in lieu of accrued and unpaid interest in exchange for $5.5 million in aggregate original principal amount of the Plus Cash Notes.
Other non-cash items, net	873	Other non-cash items include items such as our non-cash charge for cumulative effect on prior years of adoption of FIN 46R, adjustments to our restructuring liability, impairment of investments, allowance for doubtful accounts and provision for excess and obsolete inventory.

Total non-cash adjustments to net loss	$2,101

Investing Activities: Cash used in investing activities was $27.9 million for the nine months ended September 30, 2004 as compared with approximately $6.9 million generated from investing activities for the nine months ended September 30, 2003. Specific investing activity during the nine months ended September 30, 2004 and 2003 was as follows:

•	During the nine months ended September 30, 2004, we invested approximately $3.4 million in capital equipment. This compares to $1.3 million in the same period of 2003.

•	We invested approximately $1.4 million in non-publicly traded companies during the nine months ended September 30, 2004 compared to $1.4 million in the same period of 2003.

•	During the nine months ended September 30, 2004, we received cash upon the consolidation of variable interest entities of $0.1 million.

•	Our net investment in held-to-maturity short- and long-term investments during the nine months ended September 30, 2004, was $23.3 million as compared to net proceeds of $9.1 million in the same period of 2003.

Financing Activities: During the nine months ended September 30, 2004, cash flows from financing activities provided $0.3 million, which consisted primarily of proceeds from the issuance of common stock under our employee stock plans. This compares to $19.9 million generated in the same prior year period, which consisted of proceeds from the issuance of common stock in our employee stock purchase plan of $0.3 million and proceeds from the issuance of 5.45% Convertible Plus Cash NotesSM due 2007 (Plus Cash Notes) of $19.6 million.

Effect of Exchange Rates and Inflation: Exchange rates and inflation have not had a significant impact on our operations or cash flows.

Commitments and Significant Contractual Obligations

We have existing commitments to make future interest payments on our existing 4.50% Notes and also to redeem these notes in September 2005. We also have commitments to make future interest payments on our Plus Cash Notes and to redeem these notes in September 2007. Over the remaining life of both the outstanding 4.50% Notes and Plus Cash Notes, we expect to accrue and pay approximately $16.1 million in interest to the holders thereof.

We have outstanding operating lease commitments of approximately $42.0 million, payable over the next fifteen years. Some of these commitments are for space that is not being utilized and, for which, we recorded restructuring charges in prior periods. We are in the process of trying to sublease additional excess space but it is unlikely that any sublease income generated will offset the entire future commitment. As of September 30, 2004, we have sublease agreements totaling $10.4 million to rent portions of our excess facilities over the next six years. We currently believe that we can fund these lease commitments in the future; however, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

We have also pledged approximately $0.9 million in available cash and cash equivalents as collateral for stand-by letters of credit that guarantee certain long-term property lease obligations.

There have been no material changes to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 3, 2004 since December 31, 2003.

Related Party Transactions

On a limited basis, we conduct certain related party transactions with the companies in which we have equity or debt investments. During May 2003, we entered into an agreement with OptiX for them to provide subcontracting services to us. As a result of this agreement, we paid OptiX approximately $0.4 million and $1.5 million for these subcontracting services for the three and nine months ended September 30, 2004, respectively. During the three and nine months ended September 30, 2003, we paid $0.4 million to OptiX under our subcontracting agreement. We eliminated the effect of these transactions on our unaudited consolidated financial statements as required under FIN 46R and the equity method of accounting for the three and nine months ended September 30, 2004 and 2003, respectively.

As of December 31, 2003, we had cumulatively funded $5.0 million to OptiX, relating to our convertible bridge loan with OptiX, including $1.0 million in cash provided to OptiX during 2003 to fund their net losses. We had no additional funding obligations under our bridge loan agreement with OptiX and have not provided any additional funding to OptiX during the nine months ened September 30, 2004.

In July 2004, we informed OptiX that we planned to discontinue our ongoing funding of OptiX’s operations. Consequently, the OptiX Board of Directors voted to wind-down its business and operations. OptiX expects to have the wind-down completed and to permanently close its operations by December 31, 2004. Upon the completion of the wind-down, OptiX will be deconsolidated from our financial statements. For further discussion, please refer to Item 1, Note 4 - Restructuring Liabilities.

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

Our net revenues, may continue to fluctuate.

Our net revenues for the years ended December 31, 2003 and 2002 and 2001 were $23.8 million, $16.6 million and $58.7 million, respectively. Our net revenues recorded during the three and nine months ended September 30, 2004 were $8.3 million and $25.2 million, respectively. Due to current economic conditions it is difficult for us to predict the purchasing activities of our customers and we expect that our net revenues will continue to fluctuate in the future.

We have incurred significant net losses.

Our net losses have been considerable for the fiscal years ended December 31, 2003, 2002 and 2001. Our net losses recorded during the three and nine months ended September 30, 2004 were $8.3 million and $30.7 million, respectively. Due to current economic conditions, we expect that our operating results will continue to fluctuate in the future.

We are using our available cash and investments each quarter to fund our operating activities.

During the nine months ended September 30, 2004, we used $59.4 million of our available cash and cash equivalents, excluding the effect of exchange rate changes, to fund our operating, investing and financing activities and purchased $23.3 million of short- and long-term investments for a total cash and investment usage of $36.1 million.

During the year ended December 31, 2003, we used $7.6 million of our available cash and cash equivalents, excluding the effect of exchange rate changes, to fund our operating, investing and financing activities and redeemed $18.5 million of short- and long-term investments for a total cash and investment usage of $26.1 million. Total cash and investment usage for the year ended December 31, 2003 reflects the net proceeds of approximately $19.5 million from the sale of our 5.45% Convertible Plus Cash NotesSM due 2007 (Plus Cash Notes). Excluding the Plus Cash Notes proceeds, net cash and investment usage for the year ended December 31, 2003 was $45.6 million.

We anticipate that we will use approximately $9.0 million to $11.0 million in cash, cash equivalents and investments during the fourth quarter of 2004 to fund our operations, investments and financing activities. We believe that we will continue to use our available cash, cash equivalents and investments in the future and we believe that we have sufficient cash for our needs for at least the next twelve months. We will continue to experience losses and use our cash, cash equivalents and investments if we do not receive sufficient product orders and our costs are not reduced to offset the decline in revenue.

We continue to have substantial indebtedness after the completion of our exchange offer for some of our convertible notes.

On September 30, 2003, we exchanged $89.7 million of our 4.50% Notes due 2005 (4.50% Notes) for $74.0 million of our Plus Cash Notes. We also issued an additional $24.0 million of our Plus Cash Notes for cash. As of September 30, 2004, we have approximately $116.5 million in principal amount of indebtedness outstanding in the form of our 4.50% Notes and Plus Cash Notes.

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

There can be no assurance that we will be able to meet our debt service obligations, including our obligations under the 4.50% Notes or the Plus Cash Notes. The terms of our Plus Cash Notes permit the holders thereof to voluntarily convert their notes at any time into a certain number of shares of our common stock and receive a certain amount in cash, which we refer to as the plus cash amount, and, if certain conditions are met, we have the option of settling this plus cash amount in additional shares of our common stock. These Plus Cash Notes also permit us to automatically convert some or all of the Plus Cash Notes into shares of our common stock subject to certain conditions. In addition, we may from time to time seek to exchange these Plus Cash Notes for shares of our common stock or other securities pursuant to exemption from registration afforded by Section 3(a)(9) of the Securities Act of 1933, as amended. As a result of shares of our common stock or other securities being issued upon such conversion or pursuant to such exchanges, our stockholders may experience substantial dilution of their ownership interest. In addition, we may not elect to settle the plus cash amount payable upon voluntary or automatic conversion in additional shares of our common stock, or we may be restricted from doing so pursuant to the terms of the Plus Cash Notes. If a significant percentage of our Plus Cash Notes are voluntarily or automatically converted, we may be required to use all or a significant portion of our available cash, which could have a material adverse effect on our business, prospects, financial condition and operating results.

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

Our common stock is listed on The Nasdaq National Market and is subject to certain listing requirements, including the requirement that the closing bid price for our shares of common stock exceed $1.00. On October 25, 2004, the closing bid price for our shares was $1.04. If we do not continue to comply with the Nasdaq listing requirements, Nasdaq may provide written notification to us regarding the delisting of our securities. At that time, we would have the right to request a hearing to appeal the Nasdaq determination and would also have the option to apply to transfer our securities to The Nasdaq SmallCap Market.

We cannot be sure that our price will comply with the requirements for continued listing of our common stock on The Nasdaq National Market, or that any appeal of a decision to delist our common stock will be successful. If our common stock loses its status on The Nasdaq National Market and we are not successful in obtaining a listing on The Nasdaq SmallCap Market, shares of our common stock would likely trade in the over-the-counter market bulletin board, commonly referred to as the “pink sheets.”

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

Such delisting from The Nasdaq National Market or future declines in our stock price could also greatly impair our ability to raise additional necessary capital through equity or debt financing, and could significantly increase the ownership dilution to stockholders caused by our issuing equity in financing or other transactions.

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

In response to anticipated long lead times to obtain inventory and materials from our foundries, we may order inventory and materials in advance of anticipated customer demand, which might result in excess inventory levels if the expected orders fail to materialize. As a result, we cannot predict the timing and amount of shipments to our customers, and any significant downturn in customer demand for our products would reduce our quarterly and our annual operating results. As a result of these conditions, during the nine months ended September 30, 2004 and 2003 we recorded write-downs for excess inventories totaling $0.6 million and $1.5 million, respectively. In addition, during fiscal years ended 2003, 2002 and 2001, we recorded write-downs for excess inventories totaling $1.5 million, $4.8 million and $39.2 million, respectively.

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

During the third quarter of 2004, the Company recorded restructuring charges totaling $0.5 million resulting from the Company’s liquidation of its investment in TeraOp and the wind-down of the business and operations of OptiX, two Israeli development stage companies consolidated in the Company’s financial statements under FIN 46R. In addition, during the third quarter of 2004, the Company began the process of exploring alternatives to disengage from its research and development subsidiary in Belgium, although the Company has not committed to any plans at this time. In January 2003, we announced a restructuring plan in order to lower our operating expense run-rate due to then current and anticipated business conditions. This plan resulted in a workforce reduction of approximately 24% of existing personnel. Also, we announced the closing of our South Brunswick, New Jersey (SOSi) design center, and reduced staff in Bedford, Massachusetts and Shelton, Connecticut. This workforce reduction also impacted our Switzerland and Belgium locations. In addition, we postponed the completion of the IAD product line and archived the related intellectual property until that market returns, if ever.

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

We may have to make further restructuring charges if our operating expense run-rate does not continue to decline in the face of current and anticipated business conditions.

We anticipate that shipments of our products to relatively few customers will continue to account for a significant portion of our total net revenues.

Historically, a relatively small number of customers have accounted for a significant portion of our total net revenues in any particular period. For the three months ended September 30, 2004 and 2003, shipments to our top five customers, including sales to distributors, accounted for approximately 50% and 53% of our total net revenues, respectively. For the years ended December 31, 2003 and 2002, shipments to our top five customers, including sales to distributors, accounted for approximately 64% and 70% of our total net revenues, respectively. We expect that a limited number of customers may account for a substantial portion of our total net revenues for the foreseeable future.

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

We cannot be certain that our current customers will continue to place orders with us, that orders by existing customers will return to the levels of previous periods or that we will be able to obtain orders from new customers. We have no long-term volume purchase commitments from any of our significant customers. The following tables set forth the percentage of net revenues attributable to our major distributors as well as the significant customers that had total purchases (either direct or through distributors) of greater than 10% of net revenues for the nine months ended September 30, 2004 as well as the years ended December 31, 2003, 2002 and 2001:

	Nine Months Ended September 30, 2004	Years Ended December 31,
		2003	2002	2001
Distributors:
Arrow Electronics, Inc.(1)	13%	11%	19%	*
Insight Electronics, Inc.(2)	12%	12%	10%	24%
Weone Corporation	*	*	13%	10%
Unique Memec(3)	*	*	*	10%

Significant Customers:
Siemens AG(3)	24%	28%	19%	21%
Tellabs, Inc.(1)	12%	12%	23%	*
Cisco Systems, Inc.(2)	*	*	11%	*
Redback Networks, Inc.	*	*	*	12%
Samsung Corporation	*	*	*	11%
Lucent Technologies, Inc.	*	*	*	11%

(1)	The primary end customer of the shipments to Arrow Electronics, Inc. is Tellabs, Inc.
(2)	The end customers of the shipments to Insight Electronics, Inc. include: Spirent Communications, Cisco Systems and Sonus Network, Inc. for the nine months ended September 30, 2004.
(3)	A portion of the shipments to Siemens AG was distributed through Unique Memec.
*	Revenues were less than 10% of our net revenues in these periods.

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

Foreign markets are a significant part of our net revenues. Foreign shipments accounted for 60% and 61% of our total net revenues for the three and nine months ended September 30, 2004, respectively and 72% for the year ended December 31, 2003. We expect foreign markets to continue to account for a significant percentage of our total net revenues. A significant portion of our total net revenues will, therefore, be subject to risks associated with foreign markets, including the following:

•	unexpected changes in legal and regulatory requirements and policy changes affecting the telecommunications and data communications markets;

•	changes in tariffs;

•	exchange rates, currency controls and other barriers;

•	political and economic instability;

•	difficulties in accounts receivable collection;

•	difficulties in managing distributors and representatives;

•	difficulties in staffing and managing foreign operations;

•	difficulties in protecting our intellectual property overseas;

•	seasonality of customer buying patterns; and

•	potentially adverse tax consequences.

Although substantially all of our total net revenues to date have been denominated in U.S. dollars, the decline in value of the U.S. dollar in relation to foreign currencies may also reduce our total net revenues from foreign customers. To the extent that we expand our international operations or change our pricing practices to denominate prices in foreign currencies, we will expose our margins to increased risks of currency fluctuations. We have assessed the risks related to foreign exchange fluctuations, and have determined at this time that any such risk is not material.

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

Historically, average selling prices for a product in the communication semiconductor industry have decreased over the life of a product, and, as a result, we believe that the average selling prices of our existing products may decrease in the future. Decreases in the price of our existing products would adversely affect our operating results.

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

Products for telecommunications and data communications applications are based on industry standards, which are continually evolving. Our future success will depend, in part, upon our ability to successfully develop and introduce new products based on emerging industry standards, which could render our existing products unmarketable or obsolete. If the telecommunications or data communications markets evolve to a new set of standards, we cannot be certain that we will be able to design and manufacture new products successfully that address the needs of our customers and include the new standards or that such new products will meet with substantial market acceptance.

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

We face intense competition in the communication semiconductor market.

The communication semiconductor industry is intensely competitive and is characterized by the following:

•	rapid technological change;

•	subject to general business cycles;

•	limited access to fabrication capacity;

•	price erosion;

•	unforeseen manufacturing yield problems; and

•	heightened international competition in many markets.

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

Manufacturing integrated circuits is a highly complex and technology-intensive process. Although we try to diversify our sources of semiconductor device supply and work closely with our foundries to minimize the likelihood of reduced manufacturing yields, our foundries occasionally experience lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start-up of new process technologies. Such reduced manufacturing yields have at times, reduced our operating results. A manufacturing disruption at one or more of our outside foundries, including, without limitation, those that may result from natural disasters, accidents, acts of terrorism or political instability or other natural occurrences, could impact production for an extended period of time.

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

Intellectual property rights are uncertain and adjudication of such rights involve complex legal and factual questions. We may be unknowingly infringing on the proprietary rights of others and may be liable for that infringement, which could result in significant liability for us. We occasionally receive correspondence from third parties alleging infringement of their intellectual property rights. If we are found to infringe the proprietary rights of others, we could be forced to either seek a license to the intellectual property rights of others or alter our products so that they no longer infringe the proprietary rights of others. A license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical.

We are responsible for any patent litigation costs. If we were to become involved in a dispute regarding intellectual property, whether ours or that of another company, we may have to participate in legal proceedings in the United States Patent and Trademark Office or in United States or foreign courts to determine any or all of the following issues: patent validity, patent infringement, patent ownership or patent inventorship. These types of proceedings may be costly and time consuming for us, even if we eventually prevail. If we do not prevail, we may be forced to pay significant damages, obtain a license, if available, or stop making a certain product. From time to time we may undertake to prosecute patent litigation against others and as part of such litigation, other parties may allege that our patents are not infringed, are invalid and are unenforceable.

We also rely on trade secrets, proprietary know-how and confidentiality provisions in agreements with employees and consultants to protect our intellectual property. Such parties may not comply with the terms of their agreements with us, and we may not be able to adequately enforce our rights against these parties.

Our stock price is volatile.

The market for securities for communication semiconductor companies, including our Company, has been highly volatile. The market sale price of our common stock has fluctuated between a low of $0.21 and a high of $74.69 during the period from June 19, 1995 to September 30, 2004. The closing price was $1.04 on October 25, 2004. It is likely that the price of our common stock will continue to fluctuate widely in the future. Factors affecting the trading price of our common stock include:

•	market responses to quarter-to-quarter variations in operating results;

•	announcements of technological innovations or new products by us or our competitors;

•	current market conditions in the telecommunications and data communications equipment markets (we have experienced a significant downturn since 2000); and

•	changes in earnings estimates by analysts.

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

We may pursue acquisitions from time to time that could provide new technologies, skills, products or service offerings. Future acquisitions by us may involve the following:

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

We have in the past, as a result of industry conditions, discontinued or abandoned certain product lines acquired through prior acquisitions.

We have made, and may continue to make, investments in development stage companies, which may not produce any returns for us in the future.

We have made investments in early stage venture-backed, start-up companies that develop technologies that we believe are complementary to our product roadmap. The following table summarizes these investments as of September 30, 2004:

Investee Company	Initial Investment Date	Technology
Opulan Technologies	April 2003	High performance and cost-effective IP convergence ASSPs (application-specific standard products)
Metanoia Technologies Incorporated	March 2004	xDSL Next Generation Chips

We plan to continue to use our cash to make selected investments in these types of companies. Certain companies in which we invested in the past have failed, and we have lost our entire investment in them. These investments involve all the risks normally associated with investments in development stage companies. As such, there can be no assurance that we will receive a favorable return on these or any future venture-backed investments that we may make. Additionally, our original and any future investments may continue to become impaired if these companies do not succeed in the execution of their business plans. Any further impairment or equity losses in these investments could negatively impact our future operating results. Please refer to Item 1, Note 4 – Restructuring Liabilities for further discussion of impairment of our investments in these types of companies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We have investments in money market accounts, government securities and commercial paper that earn interest income that is a function of the market rates. As a result, we have exposure to changes in interest rates. For example, if interest rates were to decrease by one half percentage point from their current levels, our potential interest income for the remainder of 2004, assuming a constant cash balance, would decrease by approximately $0.2 million. We do, however, expect our cash balance to decline during 2004 and expect that our interest income will therefore also decrease proportionately.

Foreign Currency Exchange Risk. As substantially all of our net revenues are currently made or denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. We incur a portion of our expenses in currencies other than U.S. dollars. For the nine months ended September 30, 2004, operating expenses incurred in foreign currency were approximately 23% of our total operating expenses. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in hedging. We do not enter into derivative financial instruments for trading or speculative purposes. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

Fair Value of Financial Instruments. As of September 30, 2004, our long-term debt consisted of convertible notes with interest at fixed rates of 4.50% and 5.45%, respectively. Consequently, we do not have significant interest rate exposure on the cash flow associated with our convertible notes. However, the fair market value of the convertible notes is subject to significant fluctuation due to changes in market interest rates and their convertibility into shares of our common stock pursuant to their terms. The fair market value of our outstanding 4.50% Notes is approximately $23.3 million and $22.3 million at September 30, 2004 and December 31, 2003, respectively. The fair market value of our outstanding Plus Cash Notes was approximately $75.5 million and $96.3 million at September 30, 2004 and December 31, 2003, respectively. Among other factors, changes in interest rates and the price of our common stock affect the fair value of our convertible notes. For further discussion, please refer to Critical Accounting Policies and Use of Estimates in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on and analysis of our derivative liability associated with our Plus Cash Notes.

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

During the three months ended September 30, 2004, there were no changes in the Company’s internal controls over financial reporting identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to any material litigation proceedings. However, we are currently prosecuting civil action number 03-10228NG in U.S. District Court in Massachusetts instituted on February 4, 2003, entitled TranSwitch Corp. v. Galazar Networks, Inc., and are responsible for litigation costs therefrom. We initially asserted that Galazar Networks, Inc. (Galazar) infringed three of our United States patents, and Galazar has alleged that those three patents are not infringed, are invalid and are unenforceable, and counter claimed alleging unfair competition. The Company and Galazar are presently litigating whether the Company should be allowed to replace the patent infringement counts with a count for false advertising and unfair competition, and Galazar is seeking to add a counterclaim for antitrust law violation. There can be no assurances that we will be successful in our suit against Galazar or that Galazar will be unsuccessful in its allegations and counterclaims.

From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on the business, financial condition or results of operations of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 30, 2003, we issued $98.0 million in aggregate original principal amount of our Plus Cash Notes. During the nine months ended September 30, 2004, we issued an aggregate of 3,278,940 shares of our common stock plus approximately $0.06 million cash in lieu of accrued and unpaid interest in exchange for $5.5 million in aggregate original principal amount of our Plus Cash Notes. The shares issued were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. No commission or other remuneration was paid or given directly or indirectly for soliciting these transactions. The Company did not effect any such exchanges during the three months ended September 30, 2004.

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

TRANSWITCH CORPORATION

October 29, 2004	/s/ Dr. Santanu Das
Date	Dr. Santanu Das Chairman of the Board, Chief Executive Officer and President (Chief Executive Officer)

October 29, 2004	/s/ Peter J. Tallian
Date	Peter J. Tallian Senior Vice President, Chief Financial Officer and Treasurer (Chief Financial Officer and Chief Accounting Officer)