Form 10-K
period 2004-12-31
TRANSWITCH CORP /DE
filed 2005-03-15
CIK 944739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $159.7 million. At February 28, 2005, as reported on the Nasdaq National Market, there were 103,470,549 shares of common stock, par value $.001 per share, of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference in Part III of this Form 10-K Report:

(1) Proxy Statement for the Registrant’s 2005 Annual Meeting of Shareholders—Items 10, 11, 12, 13 and 14.

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

General

TranSwitch is a Delaware corporation incorporated on April 26, 1988. We design, develop and market highly integrated semiconductor devices, also referred to as very large scale integration (VLSI) devices, that provide core functionality in voice, data and video communications network equipment deployed in the global communications network infrastructure. In addition to their high degree of functionality, our products incorporate digital and mixed-signal (analog and digital) processing capabilities, providing comprehensive system-on-a-chip (SOC) solutions to our customers.

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

We bring value to our customers through our communications systems expertise, VLSI design skills and commitment to excellence in customer support. Our emphasis on technical innovation and complete reference solutions enables us to define and develop products that permit our customers to achieve faster time-to-market, and to develop communications systems that offer a host of benefits such as greater functionality, improved performance, lower power dissipation, reduced system size and cost, and greater reliability for their customers.

Our principal customers are the telecommunications and data communications original equipment manufacturers (OEMs) that serve three market segments:

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

Industry Background

State of the Market

After the severe downturn in the global telecommunication market in 2001 and 2002, the market showed signs of stability and mild recovery in the latter part of 2003. In 2004, the market for our products continued its recovery, but showed additional fluctuations in demand. However, communication service providers, Internet service providers, regional Bell operating companies and interexchange carriers continue to closely monitor their capital expenditures. Spending on voice-only equipment is still slow while spending on equipment providing the efficient transport of data services on existing infrastructure appears to be slowly recovering. Demand for new, high bandwidth applications such as video conferencing, broadband audio and telephone is placing an increased burden on existing public network infrastructure.

We are heavily focused on two means of efficiently transporting data across the existing WAN infrastructure: Digital Subscriber Line (DSL) and Ethernet over SONET/SDH (EoS). With the advent of new technologies such as Asymmetrical Digital Subscriber Line 2+ (ADSL2+) and Very high data rate Digital Subscriber Line (VDSL) that allow greater bandwidth, network equipment deployed in the field will need to be upgraded to provide these services.

Since network growth and investment is increasingly being driven by data applications rather than voice traffic, Ethernet, the ubiquitous standard for data networking, is gaining traction in the public network infrastructure. Likewise, Internet Protocol (IP) is moving towards replacing Asynchronous Transfer Mode (ATM), frame relay and other legacy protocols.

A key technology in this evolution is EoS, which enables Ethernet services to be efficiently transported over existing SONET/SDH networks eliminating the need for “forklift upgrades” of equipment by the service providers. Because of its ability to mesh with the existing investment, EoS is economically attractive to communication service providers and equipment manufacturers alike.

Data applications are driving new investment not just in wire-line networks, but also in wireless network infrastructures. Higher bandwidth third generation infrastructures, such as UMTS and CDMA2000, will also be based on IP and Ethernet. The convergence of the wire-line and wireless network infrastructures is underway.

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

IP is another standard that allows packets or frames of data to be forwarded, transmitted, and routed between networks. In the Access networks, IP packets are generally carried over ATM, where ATM serves as a transport layer for IP packets (i.e. DSL).

Recently, industry standards have emerged for carrying Ethernet over SONET/SDH. Ethernet is a protocol that is used throughout LANs. Increased requirements for connectivity between corporate LANs and WANs are driving the need for bridging Ethernet protocol over the public network. Communication service providers are beginning to deploy EoS services because they represent additional revenue opportunities and are a relatively efficient way to handle increasing amounts of data moving from the LAN to the WAN and then from the WAN to another LAN.

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

Our Products and their Applications

We supply high-speed, broadband VLSI semiconductor devices to network systems OEMs that serve three market segments: the worldwide public network infrastructure that supports both voice and data communications, the Internet infrastructure that supports the World Wide Web and other data services, and corporate WANs that support voice and data information exchange within medium-sized and large enterprises. As a system-on-a-chip innovation leader, our core competencies include:

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

We believe that our chip-set approach and broad product coverage in all three product lines position us as a “one-stop source” for broadband communications VLSI products. Network equipment OEMs can mix and match our VLSI devices to optimally configure their specific systems. Our product lines can be combined to provide a cost-effective communication systems solution with increased functional integration and features while providing seamless integration of SONET/SDH, Asynchronous/PDH and ATM/IP for broadband network applications. In 2004, the prices for our products ranged from approximately $10 to $200 per device, depending on technology, volume, complexity and functionality.

Our product portfolio continued to expand in 2004, driven by our customer needs and objectives. Our focus is on delivering products that enable our OEM customers to support the telecommunication carriers that provide not only data services, but also voice services worldwide. During 2004, we successfully demonstrated several of our new products, including EtherMap 12/48, Envoy CE-2/CE-4 and PacketTrunk-4. These data-oriented products have continued their design-win momentum during 2004 with many customers worldwide.

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

Our SONET/SDH products have traditionally been used to build Access equipment, add/drop multiplexers, digital cross- connects and other telecommunication and data communications equipment. This equipment is configured for use in both domestic and international fiber-based public networks. Our SONET/SDH products also have applications in customer premise equipment, such as routers and hubs, and in central offices, adding integrated fiber optic transmission capability to telephone switches.

With the introduction of the VTXP family of products during 2004, we further strengthened our SONET/SDH switching product offerings. TranSwitch now provides complete product solutions for our OEM customers to develop scalable, compact and cost-effective Multi-Service Provisioning Platforms (MSPP) for the Access/Metro networks. These products provide a uniform architecture and ease of integration for OC-3 through OC-48 applications.

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

Our Envoy family of products provides valuable bridging functions for LAN/WAN interconnection. In conjunction with off-the-shelf network processor devices, these devices provide Ethernet services to LAN/WAN routers and switches. Our Envoy family of products was expanded with additional bandwidth capacity and flexibility with the introduction of Envoy-CE2 and Envoy-CE4 in 2004. These new products incorporate more intelligence and flexibility, allowing OEM customers to address a wide range of applications in SONET/SDH, MSPP or IP routing applications for the edge or access markets. Standard interfaces such as POS-PHY Level 2/SPI-3 allow OEM customers to develop cost-effective platforms to meet the emerging need of carrier-class IP/MPLS routers or SONET/SDH data transport applications. Our products have successfully completed interoperability testing with Intel ® IXP2400 network processors.

With the PacketTrunk-4 device, we extended our reach from the Access portion of the communications network to the Edge portion of the communications network allowing customers to efficiently transport legacy time division multiplexing (TDM) services over IP/MPLS/Ethernet equipment. While communication service providers continue to deploy new data services, predominantly based on Ethernet (EoS) technology, the need to carry TDM legacy services continues. PacketTrunk allows legacy services to be provided over IP based networks.

The following tables summarize our net product revenue mix by product line for the fiscal years ended December 31, 2004, 2003 and 2002 (dollar amounts in thousands), respectively:

	Year ended December 31, 2004		Year ended December 31, 2003		Year ended December 31, 2002
	Product Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues
SONET/SDH	$15,385	46%	$11,155	49%	$6,600	42%
ATM/IP	9,861	29%	8,066	35%	5,193	33%
Asynchronous/PDH	8,235	25%	3,749	16%	4,037	25%

Total	$33,481	100%	$22,970	100%	$15,830	100%

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

The Metro Network

The Metro network infrastructure is principally an optical fiber-based network that provides high-speed communications and data transfer covering an area larger than a campus area network and smaller than a WAN, interconnects two or more LANs, and usually covers an entire metropolitan area, such as a large city and its suburbs. In addition to interconnecting locations within the metropolitan area, the Metro network connects to the Access portion of the network and the long-haul or core network which interconnects different metropolitan networks across a region, a country or internationally. Equipment in the Metro network perform functions such as switching or routing of traffic, processing of data in various protocols, and further aggregation and distribution of traffic. Our SONET/SDH framer and mapper products are used in digital cross-connect systems, add-drop multiplexers and voice equipment that switches high-speed analog signals to digital signals, and also in equipment that splits or combines various transmission signals.

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

Complementing our communications industry expertise is our VLSI design competence. Our VLSI design personnel have extensive experience in designing high-speed digital and mixed-signal devices for communications applications. These designs require a sophisticated understanding of complex technology, as well as the specifics of deep sub-micron manufacturing processes and their resulting impact on device performance. We have developed a large number of VLSI blocks and intellectual property cores that operate under the demanding requirements of the telecommunications and data communications industries. These blocks and intellectual property cores have been designed using standard VLSI-oriented programming languages such as Visic Hardware Descriptive Language (VHDL) and Verilog, and have been authenticated with standard verification tools.

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

The new Envoy-CE2, VTXP-6/12 and EtherPHAST-48 Plus are multi-million gate devices, which will be implemented in 0.18 and 0.13 micron complementary metal oxide semiconductor (CMOS) silicon technologies. They incorporate high speed mixed signal circuitry, and some of these devices are equipped with embedded processors that provide added functionality through software.

Other products that incorporate programmability are the ASPEN family of ATM processors, and the PHAST series of products that target simultaneous mapping and transport of ATM/point-to-point protocol (PPP) and TDM services over fiber optic networks. In addition, we have introduced a family of devices, which provide a high degree of granularity for access networks. The T3BwP and TEPro VLSI devices support both data and management planes with an on-chip Reduced Instruction Set Computing (RISC) processor supporting full standards-based management and performance monitoring.

We have continued to improve upon our internal chip layout capabilities and our design for test capability, both of which have resulted in significant improvements in silicon efficiency, silicon testability and time-to-market. Our system-on-a-chip definition, architecture, verification expertise and design methodology ensure that hardware and software architectural trade-offs yield desired performance testing from our VLSI solutions. The system-on-a-chip performance simulation, emulation, verification and stress testing, using Test Benches and test equipment, ensure that our products meet carrier class quality, performance and reliability requirements.

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

Continue to Promote the Deployment of Programmable Devices

We intend to continue to develop and promote programmable system-level building blocks. By providing core functionality in the form of dense, high-speed, programmable packages, we believe these new devices offer greater power, flexibility and functionality at a lower cost than the single-function, hard-wired devices they are designed to replace. We believe that our functional building blocks represent a new and more versatile approach to designing communications systems and that these new devices have the potential to play a significant role as product-building platforms in the development of new generations of equipment by networking OEMs.

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

Our sales strategy primarily focuses on worldwide suppliers of high-speed communications and communications-oriented equipment. These customers include telecommunications, data communications, wireless and wireline equipment, Internet access, customer premise, computing, process control and defense equipment vendors. In addition, we target emerging technology leaders in the communications equipment market that are developing next generation solutions for the telecommunications and data communications markets. We identify and address sales opportunities through our worldwide direct sales force and our worldwide network of independent distributors and sales representatives.

Our worldwide direct sales force, technical support personnel and key engineers work together in teams to support our customers. We have technical support capabilities located in key geographical locations throughout the world as well as a technical support team at our headquarters as a backup to the field applications engineers.

We have established foreign distributors and sales representative relationships in Australia, Belgium, Brazil, Canada, China, Germany, India, Ireland, Israel, Italy, Japan, Korea, Luxembourg, Mexico, Scandinavian countries, Spain, Switzerland, Taiwan, Turkey and the United Kingdom. We also sell our products through domestic distributors and a network of domestic sales representatives. We have regional sales and technical support capabilities in Boston, Massachusetts; San Jose, California; Raleigh/Durham, North Carolina; Paris,

France; Rome, Italy; Berkshire, England; Hilversum, Netherlands; Brussels, Belgium; New Delhi, India; and Taipei, Taiwan, as well as at our headquarters facility in Shelton, Connecticut.

Customers

We have sold our products and services to over 400 customers since shipping our first product in 1990. Our customers include public network systems OEMs that incorporate our products into telecommunications systems, WAN and LAN equipment OEMs, Internet-oriented OEMs, communications test and performance measurement equipment OEMs and government, university and private laboratories that use our products in advanced public network, and WAN and LAN developments. A small number of our customers have historically accounted for a substantial portion of our net revenues. The following table sets forth the percentage of net revenues attributable to our major distributors as well as the significant customers that had total purchases (either direct or through distributors) of greater than 10% of net revenues for the fiscal years ended December 31, 2004, 2003 and 2002, respectively:

	Years ended December 31,
	2004	2003	2002
Distributors:
Insight Electronics, Inc.(1)	12%	12%	10%
Arrow Electronics, Inc.(2)	10%	11%	19%
Weone Corporation	*	*	13%
Significant Customers:
Siemens AG	24%	28%	19%
Nortel	12%	*	*
Tellabs, Inc.(2)	10%	12%	23%
Cisco Systems, Inc.(1)	*	*	11%

(1)	The end customers of the shipments to Insight Electronics, Inc. during 2004 include: Spirent Communications, Cisco Systems, Inc., and Sonus Networks, Inc.
(2)	The primary end customer of the shipments to Arrow Electronics, Inc. is Tellabs, Inc.
*	Revenues were less than 10% of our net revenues in these years.

Information on reportable operating segments for each of the last three years is located in Note 8 of the Notes to Consolidated Financial Statements in Item 8 of this report.

Research and Development

We believe that the continued introduction of new products in our target markets is essential to our growth. As of December 31, 2004, we had 166 full-time employees engaged in research and product development efforts. We employ designers who have the necessary engineering and systems qualifications and who are experienced in software, mixed-signal, high-speed digital, telecommunications and data communications technologies.

Research and development expenditures for the fiscal years ended December 31, 2004, 2003 and 2002 were $46.0 million, $42.0 million, and $53.5 million, respectively. In the fiscal years ended December 31, 2003 and 2002, we also expensed $0.5 million and $2.0 million, respectively, of purchased in-process research and development related to the acquisitions of ASIC Design Services, Inc., and Systems On Silicon, Inc., respectively. There were no charges related to purchased in-process research and development during 2004.

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

Patents and Licenses

Through the end of 2004, we have been issued or became an assignee of 138 patents worldwide with an additional 109 patents pending worldwide. Of that number, we have been assigned 53 United States patents, of which two are co-assigned. Among the worldwide patents pending, there were 34 United States patents pending. Many of the United States issued and pending patents were also filed internationally. For one or more of our United States patents, we have coverage in Canada, China, Taiwan, Israel, Japan, Korea, France, Germany, United Kingdom, Belgium, Italy, Sweden, Spain, Ireland, Denmark, The Netherlands, Portugal, Switzerland (includes Liechtenstein) and Luxembourg. Internationally, there are 48 patents pending in specific countries with an additional 27 filed in the European Patent Office (EPO) or under the Patent Cooperative Treaty (PCT).

We cannot guarantee that our patents will not be challenged or circumvented by our competitors, and we cannot be sure that pending patent applications will ultimately be issued as patents. Under current law, patent applications in the United States filed before November 29, 2000 are maintained in secrecy until they are issued, but applications filed after November 29, 2000 (and foreign applications) are generally published 18 months after their priority date, which is generally the filing date. The right to a patent in the United States is attributable to the first to invent, while in most jurisdictions the right to a patent is obtained by the first to file the patent application. We cannot be sure that our products or technologies do not infringe patents that may be granted in the future based upon currently pending non-published patent applications or that our products do not infringe any patents or proprietary rights of third parties. From time to time, we receive communications from third parties alleging patent infringement. If any relevant claims of third-party patents are upheld as valid and enforceable, we could be prevented from selling our products or could be required to obtain licenses from the owners of such patents or be required to redesign our products to avoid infringement. We cannot be assured that such licenses would be available or, if available, would be on terms acceptable to us or that we would be successful in any attempts to redesign our products or processes to avoid infringement. Our failure to obtain these licenses or to redesign our products could have a material adverse effect on our business.

We also have been granted registration of 20 trade or service marks in the United States, of which one has been abandoned, and we have one more U.S. application for trademarks awaiting approval. We have also obtained five trademark registrations under the European Community Trademark (ECT) procedure with one awaiting approval in the ECT and two awaiting approval in Canada.

Our ability to compete depends to some extent upon our ability to protect our proprietary information through various means, including ownership of patents, copyrights, mask work registrations and trademarks. While no intellectual property right of ours has been invalidated or declared unenforceable, we cannot assure that such rights will be upheld in the future. We believe that, in view of the rapid pace of technological change in the communication semiconductor industry, the technical experience and creative skills of our engineers and other personnel are the most important factors in determining our future technological success.

We have entered into various license agreements for product or technology exchange. The purpose of these licenses has, in general, been to obtain second sources for standard products or to convey or receive rights to certain proprietary or patented cores, cells or other technology.

We sell our products for applications in the telecommunications and data communications industries, which require our products to conform to various standards that are agreed upon by recognized industry standards committees. Where applicable, we design our products to be in conformity with these standards. We have received and expect to continue to receive, in the normal course of business, communications from third parties stating that if certain of our products meet a particular standard, these products may infringe one or more patents of that third party. We review the circumstances of each communication, and, in our discretion and upon the advice of legal counsel, have taken or may take in the future one of the following courses of action: we may negotiate payment for a license under the patent or patents that may be infringed, we may use our technology and/or patents to negotiate a cross-license with the third party or we may decline to obtain a license on the basis that we do not infringe the claimant’s patent or patents, or that such patents are not valid, or other bases. We cannot assure that licenses for any such patents will be available to us on reasonable terms or that we would prevail in any litigation seeking damages or expenses from us or to enjoin us from selling our products on the bases of any of the alleged infringements.

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

Established independent foundries manufacture all of our VLSI devices. This approach permits us to focus on our design strengths, minimize fixed costs and capital expenditures and access diverse manufacturing technologies. Currently, we utilize four foundries to process our wafers, Texas Instruments Incorporated (TI), LSI Logic Corporation, IBM Microelectronics (a division of IBM) and Taiwan Semiconductor Manufacturing Company Limited (TSMC). All foundries are required to have qualified and reliable processes. The selection of a foundry for a specific device is based on availability of the required process technology and the foundry’s capability to support the particular set of tools used by us for that device.

Various independent subcontractors and foundry suppliers perform assembly and testing functions. Additionally, certain testing and inspection functions are performed at our facility in Shelton, Connecticut.

TUV Rheinland of North America, Inc. registers us as complying with the requirements of ISO 9001:2000.

Acquisitions

While some of the next generation products we introduce are based on technologies that we develop ourselves, we have filled some of our technology and skills needs through acquisitions. The following is a table that summarizes technology and skills we obtained through acquisitions of stand-alone companies during the fiscal years ended 2003 and 2002, respectively. During the fiscal year ended December 31, 2004, there were no acquisitions.

Acquired Company	Date Acquired	Technology / Skill Acquired

Systems On Silicon, Inc. (SOSi)(1)	March 2002	VLSI solutions for the metro and access markets

ASIC Design Services, Inc.	August 2003	SONET/SDH design resources

(1)	We closed the design center at SOSi. Refer also to Note 13—Restructuring and Asset Impairment Charges of our Consolidated Financial Statements.

Investments in Non-Publicly Traded Companies

We will, from time-to-time, make investments (which include convertible debt investments) in early stage venture-backed, start-up companies that develop technologies that are complementary to our product roadmap. In all cases, when investing in other semiconductor companies, we have also entered into commercial agreements giving us the rights to resell products developed by these companies. A summary of each of these businesses including their locations follows. When determining the accounting method for these investments, we consider both direct ownership and indirect ownership. We also consider other factors, such as our influence over the financial, technology and operating policies of these companies.

Metanoia Technologies, Inc. is a Delaware corporation with development centers in Austin, Texas and Grass Valley, California. Metanoia is developing advanced VLSI devices for next generation xDSL markets, with specific emphasis on discrete multi-tone technology for maximum interoperability with existing telecommunications equipment. We account for this investment under the cost method and made our initial investment in April 2004.

Opulan Technologies Corporation is a Cayman Islands corporation with offices in Milpitas, California, and a design center in the People’s Republic of China. Opulan Technologies provides high performance, cost-effective, IP convergence Application Specific Standard Product (ASSP)/SoC technologies for use in developing broadband multiservice access platforms such as DSLAM, wireless base station/Radio Network Controller, and Fiber to the Location for its target markets in China, East Asia and North America. We account for this investment under the cost method and made our initial investment in April 2003.

OptiX Networks Inc. is a Delaware corporation having had a development center in Kfar Saba, Israel. OptiX Networks was developing VLSI devices in advanced technologies for the broadband optical backbone, interoffice and metro area communications. In 2004 we consolidated the assets and liabilities of OptiX under the guidelines of FIN 46R. We had accounted for this investment under the equity method and made our initial investment in February 2000. In July 2004, we informed OptiX that we planned to discontinue our ongoing funding of OptiX’s operations. Consequently, the OptiX Board of Directors voted to wind-down its business and operations. OptiX completed the wind-down and permanently closed its operations on December 31, 2004. At the completion of the wind-down, OptiX was deconsolidated from our financial statements.

TeraOp (USA), Inc. is a Delaware corporation with a research and development center in Kfar Saba, Israel. TeraOp designs micro electro mechanical systems based optical crossbars and variable optical attenuators for next generation core and metro storage switches and routers. In September 2004, we entered into an agreement with TeraOp under which we converted our promissory notes issued and payable by TeraOp into shares of TeraOp common stock. We then sold all of our common share holdings in TeraOp to an independent third party for a nominal amount. As a result of these transactions, we no longer hold any equity or debt interest in TeraOp and we have no influence over the operations of TeraOp. Accordingly, TeraOp was deconsolidated from our financial statements upon the completion of these transactions.

Accordion Networks, Inc. is a California corporation. Accordion Networks, Inc. (Accordion) had been designing and supplying broadband services platforms designed to allow service providers to remotely activate, personalize and manage bandwidth-intensive applications. During the first quarter of 2004, we impaired our investments and convertible debt in Accordion. The Board of Directors of Accordion discontinued operations in March 2004.

Investments in Venture Capital Funds

We have also invested in Neurone Ventures II (Neurone), which is a venture capital fund organized as a partnership in the business of making, supervising and disposing of privately negotiated equity and equity-related investments, principally in early-stage Israeli and Israeli-related high-technology companies. We have a 3% ownership interest in this partnership and we account for it under the cost method.

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

The global telecommunications market, which experienced a severe downturn in 2001 and continued decline through 2002, began to recover slightly during the latter part of 2003. In the first half of 2004, the market for our products continued its steady recovery, but in the second half of 2004, the market suffered from excess inventories. We believe that this is a short-term phenomenon. The market conditions have impacted the entire supply chain including communication service providers, Internet service providers, regional Bell operating companies and interexchange carriers, OEMs such as Alcatel, Cisco, Lucent and Nortel, and communication VLSI product vendors such as TranSwitch.

Through on-going planning and analysis with our customers, TranSwitch’s product strategy is updated and focused on their current needs. We participate in industry standards setting groups that give us further insight into market trends and requirements. Recently, we have introduced new product lines that meet our customers evolving data communications requirements. Our Ethernet over SONET/SDH (EoS) product line enables telecommunication carriers and Internet service providers the ability to offer new revenue-generating services, such as the high-speed transport of information over IP networks, based on their current network infrastructure. By utilizing the current network infrastructure, telecommunication carriers can realize revenue growth with only a modest increase in their costs.

We believe that our competitive position in the telecommunications semiconductor industry has remained relatively unchanged. The overall market for our products has dropped on a relative basis, leaving us in a similar market position as prior to the significant decline experienced in the telecommunications market during the past four years. Some of our competitors are more diversified than we are and accordingly, their other shipments, such as LAN, wireless, and digital signal processing, have helped them to offset the declines in their telecommunications revenues. Their overall revenues, therefore, may not have declined on a similar basis to ours because we have focused extensively on telecommunications related products.

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

Backlog

As of December 31, 2004 our backlog was $7.1 million, as compared to $7.1 million as of December 31, 2003. Backlog represents firm orders anticipated to be shipped within the next 12 months. Our business and, to a large extent, that of the entire communication semiconductor industry, is characterized by short-term order and shipment schedules. Since orders constituting our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty, backlog is not necessarily an indication of future revenues.

Employees

At December 31, 2004, we employed 247 full time employees, which included 166 in research and development, 51 in marketing and sales, 17 in operations and quality assurance, and 13 in administration. We have not entered into any collective bargaining agreements. We have never experienced any work stoppage and we believe our employee relations are good.

In January 2005, we implemented an organizational restructuring that further eliminated 26 full time positions. In addition refer to Note 19—Subsequent Event—in our Consolidated Financial Statements.

In the fourth quarter of 2004, we finalized our plans to disengage from Easics N.V., our Belgian design center. This action resulted in a work force reduction of 24 employees or approximately 9% of our workforce. Refer to Note 13—Restructuring and Asset Impairment Charges—in our Consolidated Financial Statements.

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

Item 2. Properties

Our headquarters are located in a suburban office park in Shelton, Connecticut. We have additional sales offices and design centers located throughout the world. The following is a summary of our offices and locations for which we have lease commitments:

Location	Business Use	Square Footage	Lease Expiration Dates
Shelton, Connecticut(1)	Corporation Headquarters, Product Development, Operations, Sales, Marketing and Administration	160,936	May 2004 – April 2017
Raleigh, North Carolina(3)	Product Development	10,572	February 2007
Stoneham, Massachusetts(2)	Product Development and Sales Support	8,924	September 2005
Bedford, Massachusetts	Product Development	10,053	September 2007
San Jose, California	Sales and Sales Support	2,535	September 2006
South Brunswick, New Jersey(4)	Product Development	6,786	April 2006
Toulouse, France	Product Development	4,200	December 2007
Eclubens, Switzerland	Product Development	2,640	April 2005
Taipei, Taiwan	Sales Support	2,500	January 2006
New Delhi, India	Product Development	20,000	June 2006 – May 2007
Antony, France	Sales and Sales Support	355	Less then 1 Year
Herzelia, Israel	Sales and Sales Support	248	Less then 1 Year

Notes

Refer to Note 14—Commitments and Contingencies of our Consolidated Financial Statements for additional disclosures regarding our commitments under lease obligations. Also, refer to Note 13—Restructuring and Asset Impairment Charges in our Consolidated Financial Statements regarding our restructuring charges during fiscal years 2002 through 2004 as we have recorded charges for future rent payments relating to excess office space.

(1)	Of the space being leased in Shelton, Connecticut, approximately 108,093 feet is considered excess for which we have taken restructuring charges in 2004, 2003, 2002 and 2001. Approximately 102,979 square feet of this space is currently being sublet.
(2)	We have taken restructuring charges for the facility in Stoneham, Massachusetts effective December 31, 2001 and have transitioned the staff and business functions to our Bedford, Massachusetts facility.
(3)	We have taken restructuring charges for the facility in Raleigh, North Carolina effective July 15, 2002 and have transitioned the business functions to other TranSwitch facilities. The Raleigh, North Carolina space is currently being sublet.
(4)	In January 2003, we recorded restructuring charges for the facility in South Brunswick, New Jersey and for the reduction of staff in Bedford, Massachusetts; Shelton, Connecticut; Switzerland and Belgium. Refer to Note 13—Restructuring and Asset Impairment Charges in our Consolidated Financial Statements.

Item 3. Legal Proceedings

We are not party to any material litigation proceedings. However, we are currently prosecuting civil action number 03-10228NG in U.S. District Court in Massachusetts instituted on February 4, 2003, entitled TranSwitch Corp. v. Galazar Networks, Inc., (Galazar) and are responsible for litigation costs therefrom. We initially asserted that Galazar infringed three of our United States patents, and Galazar has alleged that those three patents are not infringed, are invalid and are unenforceable, and counterclaimed alleging unfair competition. The Company and Galazar are presently litigating whether the Company should be allowed to replace the patent infringement counts with a count for false advertising and unfair competition, and Galazar is seeking to add a counterclaim for antitrust law violation. There can be no assurances that we will be successful in our suit against Galazar or that Galazar will be unsuccessful in its allegations and counterclaims.

From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on the business, financial condition or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security-Holders

We did not submit any matters to a vote of our security-holders during the three months ended December 31, 2004.

PART II

Item 5. Market for Registrants’ Common Equity and Related Stockholder Matters

Our common stock is traded under the symbol “TXCC” on the Nasdaq National Market. TranSwitch’s common stock was listed on the NASDAQ SmallCap market from October 14, 2002 until July 10, 2003, at which time it resumed trading on the Nasdaq National Market. The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock.

	High	Low
Year ended December 31, 2004
First Quarter	$3.80	$2.31
Second Quarter	$2.88	$1.48
Third Quarter	$1.80	$1.20
Fourth Quarter	$1.54	$1.01
Year ended December 31, 2003
First Quarter	$1.07	$0.49
Second Quarter	$1.91	$0.48
Third Quarter	$2.98	$1.39
Fourth Quarter	$3.64	$2.14

As of January 28, 2005 there were approximately 570 holders of record and approximately 29,393 beneficial shareholders of our common stock.

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

We also have securities authorized for issuance under equity compensation plans. The following table provides information as of December 31, 2004 with respect to shares of our common stock that may be issued under our existing equity compensation plans, including our 1995 Third Amended and Restated Stock Plan (the “1995 Plan”), our 2000 Stock Option Plan (the “2000 Plan”), the 1995 Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan), and the 1995 Employee Stock Purchase Plan (the “Purchase Plan”) as well as the 1995 Stock Plan of Alacrity Communications, Inc. and the 1999 Stock Incentive Plan of Onex Communications Corporation.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders (1)	18,099,388	(3)	$8.53	(3)	3,045,173
Equity Compensation Plans Not Approved by Stockholders (2)	7,394,062		$11.84		3,224,008

Total	25,493,450		$9.49		6,269,181

(1)	Consists of the 1995 Plan, the Non-Employee Director Plan and the Purchase Plan.
(2)	Consists of the 2000 Plan and shares subject to outstanding options granted under equity compensation plans assumed by us in connection with mergers and acquisitions of the companies which originally granted those options. No additional options may be granted under the assumed plans.

(3)	Excludes purchase rights accruing under the Purchase Plan which had a stockholder-approved reserve of 700,000 shares. Under the Purchase Plan, each eligible employee was able to purchase up to 600 shares of our common stock at semi-annual intervals each year at a purchase price per share equal to 85% of the lower of the fair market value of our common stock on the first or last trading day of a purchase period. The Purchase Plan was terminated effective December 31, 2004.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 of this Form 10-K. The selected statements of operations data as well as the selected balance sheet data presented below are derived from our consolidated financial statements. Historical periods have been restated to reflect the share-for-share exchange accounted for as a pooling of interests with Easics N.V. in May 2000 and to reflect the change in reporting method from the cost to the equity method for our investment in OptiX Networks, Inc., and reclassified to reflect the gain on debt extinguishment previously classified as extraordinary to continuing operations in accordance with SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145).

	Years ended December 31,
	2004	2003	2002	2001	2000
	(Amounts presented in thousands, except per share amounts)
Selected Statements of Operations Data:
Net revenues	$33,687	$23,820	$16,636	$58,682	$155,083
Gross profit (loss)	23,347	15,903	5,857	(1,799)	108,936
Operating (loss) income(4)	(43,049)	(45,739)	(134,034)	(141,015)	54,216
(Loss) income before extraordinary loss and cumulative effect of adoption of and changes in accounting principle(1)(4)(5)	(44,347)	(37,692)	(165,224)	(79,426)	37,970
Extraordinary loss upon consolidation of TeraOp (USA), Inc.	—	(83)	—	—	—
Cumulative effect on prior years adoption of and retroactive application of FIN 46R and new depreciation method	(277)	(805)	—	—	—

Net (loss) income(1)(5)(6)	$(44,624)	$(38,580)	$(165,224)	$(79,426)	$37,970

Basic (loss) income per common share before extraordinary loss and cumulative effect of a change in accounting principle(1)(2)(4)(5)(6)	$(0.47)	$(0.42)	$(1.84)	$(0.91)	$0.46
Basic (loss) income per common share(1)(2)(4)(5)(6)	$(0.47)	$(0.43)	$(1.84)	$(0.91)	$0.46
Diluted (loss) income per common share(1)(2)(3)(5)(6)	$(0.47)	$(0.43)	$(1.84)	$(0.91)	$0.43
Shares used in calculation of basic (loss) income per common share(2)	94,638	90,406	90,037	86,904	81,681
Shares used in calculation of diluted (loss) income per common share(2)(3)	94,638	90,406	90,037	86,904	87,559

	December 31,
	2004	2003	2002	2001	2000
Selected Balance Sheet Data:
Cash, cash equivalents and short-term investments	$102,504	$152,051	$183,647	$409,592	$564,124
Total current assets	112,475	161,485	194,513	427,303	616,825
Working capital	76,361	147,845	176,783	402,007	592,934
Long-term investments (marketable securities)	32,178	27,300	21,819	26,582	54,183
Total non-current assets	42,233	44,821	48,840	189,061	124,420
Total assets(1)	154,708	206,306	243,353	616,364	741,245
4.50% Convertible Notes due 2005	24,442	—	—	—	—
Total current liabilities	36,114	13,640	17,730	25,296	23,891
4.50% Convertible Notes due 2005	—	24,442	114,113	314,050	460,000
5.45% Convertible Plus Cash Notessm due 2007, net of debt discount of $13,149 and $21,742	67,370	75,866	—	—	—
Derivative liability	8,461	20,659	—	—	—
Total non-current liabilities	97,363	143,656	139,962	340,975	460,000
Total stockholders’ equity(1)	21,231	49,010	85,661	250,093	257,354
Book value per share	$0.21	$0.54	$0.95	$2.75	$3.08

(1)	The 2001 and 2000 figures have been adjusted for the effect of the change in the investment in OptiX Networks, Inc. from the cost to the equity method of accounting, as required under generally accepted accounting principles (U.S. GAAP).
(2)	Revised to reflect a 3-for-2 stock split in the form of a dividend on January 11, 2000 and a 2-for-1 stock split in the form of a dividend on August 10, 2000.
(3)	For purposes of calculating diluted (loss) income per common share for the fiscal years ended December 31, 2004, 2003, 2002 and 2001, respectively, the assumed conversion and exercise of the dilutive securities is not taken into consideration, as they are anti-dilutive.
(4)	The 2002 and 2001 gain on debt extinguishment, previously classified as extraordinary, has been reclassified to continuing operations in accordance with SFAS 145.
(5)	The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), on January 1, 2002, and accordingly, ceased amortizing goodwill totaling $54.5 million as of January 1, 2002.
(6)	Effective January 1, 2003, the Company changed the method of depreciating property and equipment to the straight-line method. Depreciation of property and equipment in prior years was computed using the half-year convention method. The effect of the change in depreciation method as of January 1, 2003 was applied retroactively to property and equipment acquisitions of prior years. The cumulative effect of the change with respect to the retroactive application of the straight-line method was an approximately $0.8 million charge (or $0.01 loss per basic and diluted common share) recorded in 2003.

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

Results of operations. This section provides an analysis of our results of operations for the fiscal years ended December 31, 2004, 2003 and 2002. In addition, a brief description is provided of transactions and events that impact the comparability of the results being analyzed.

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

Our products are compliant with relevant communications network standards including Asynchronous/Plesiochronous Digital Hierarchy (Asynchronous/PDH), Synchronous Optical Network/Synchronous Digital Hierarchy (SONET/SDH), Ethernet and Asynchronous Transfer Mode/Internet Protocol (ATM/IP). We offer several products that combine multi-protocol capabilities on a single chip, enabling our customers to develop network equipment for multi-service (voice, data and video) applications. A key attribute of our products is their inherent flexibility. Many of our products incorporate embedded programmable micro-processors, enabling us to rapidly accommodate new customer requirements or evolving network standards by modifying a function of the device via software customers.

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

Our markets stabilized in 2003, and we believe that we are now in the early stages of a market recovery. For the year ended December 31, 2004, our revenues are up $9.9 million or 41% over the last year, reflecting this strengthening in demand. As our markets continue to strengthen, we believe that our investment in product development has positioned us to take advantage of this recovery.

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

At the time of shipment, we record an expense (and related liability) against our gross product revenues for future price protection and sales allowances. This liability is established based on historical experience, contractually agreed-to provisions and future shipment forecasts. We had established liabilities totaling $0.4 million and $0.7 million as of December 31, 2004 and 2003, respectively, for price protection and sales allowances related to shipments that were recorded as revenue during the preceding twelve months. Should our actual experience differ from our estimated liabilities, there could be adjustments (either favorable or unfavorable) to our net revenues, cost of revenues and gross profits.

We also record, at the time of shipment, an expense (and related liability) against our gross product revenues and an inventory asset against product cost of revenues in order to establish a provision for the gross margin related to future returns under our distributor stock rotation program. As of December 31, 2004, we had established a liability of $0.7 million and an inventory asset of $0.1 million for a stock rotation reserve for future estimated returns totaling $0.6 million. This compares to a liability of $1.0 million and an inventory asset of $0.5 million for a stock rotation reserve for future estimated returns totaling $0.5 million as of December 31, 2003. Should our actual experience differ from our estimated liabilities, there could be adjustments (either favorable or unfavorable) to our net revenues, cost of revenues and gross profits.

We warranty our products for up to one year from the date of shipment. A liability is recorded for estimated claims to be incurred under product warranties and is based primarily on historical experience. Estimated warranty expense is recorded as cost of product revenues when products are shipped. As of December 31, 2004 and 2003, we had a warranty liability established in the amounts of $0.3 million and $0.3 million, respectively, which is included in accrued expenses on the consolidated balance sheets. We had no material warranty claims during the year ended December 31, 2004. Should future warranty claims differ from our estimated current liability, there could be adjustments (either favorable or unfavorable) to our cost of revenues. Any adjustments to cost of revenues could also impact future gross profits.

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

During the year ended December 31, 2004, we recorded other income of $12.1 million, of which, $2.1 million and $10.0 million related to the auto-conversion make-whole provision and holder’s conversion right, respectively, to reflect the change in fair value of our derivative liability. During the year ended December 31, 2003, we recorded other income of $2.6 million, of which, $0.8 million and $1.8 million related to the auto-conversion make-whole provision and holder’s conversion right, respectively, to reflect the change in fair value of our derivative liability, which is shown below:

(Tabular dollars in thousands, except per share amounts)	December 31, 2004	December 31, 2003	September 30, 2003
Closing price of our common stock used to value our derivative liability	$1.54	$2.30	$2.48
Estimated fair value of Auto-Conversion Make Whole Provision	74	2,186	3,011
Estimated fair value of Holder’s Conversion Right	8,461	18,473	20,267

Total Liability	$8,535	$20,659	$23,278

Total change in fair value determined during the year ended December 31, 2004 and 2003 and recorded as other income	$12,124	$2,619

At each balance sheet date, we adjust the derivative financial instruments to their estimated fair value and analyze the instruments to determine their classification as a liability or equity. As of December 31, 2004, the estimated fair value of our derivative liability was $8.5 million, of which $0.1 million and $8.4 million related to the auto-conversion make-whole provision and holder’s conversion right, respectively. As of December 31, 2003, the estimated fair value of our derivative liability was $20.7 million, of which $2.2 million and $18.5 million related to the auto-conversion make-whole provision and holder’s conversion right, respectively. The estimated fair value of the auto-conversion make-whole provision and holder’s conversion right were determined using the Monte Carlo simulation model and the Black-Scholes option pricing model, respectively. These models use several assumptions including: historical stock price volatility, risk-free interest rates, remaining maturity, and the closing price of our common stock to determine estimated fair value of our derivative liability. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock during each quarterly period. Accordingly, we have calculated the fair value of the derivative liability as shown in the following different scenarios below. We have included the change in the fair value of the derivative liability below based on all assumed estimates remaining the same except for our common stock price.

(Tabular dollars in thousands, except per share amounts)
% change from our actual common stock price of $1.54 as of December 31, 2004	(50)%	(25)%	(10)%	Actual	10%	25%	50%
Closing price of our common stock used to value our derivative liability	$0.77	$1.16	$1.39	$1.54	$1.69	$1.93	$2.31

Estimated fair value of our derivative liability as of December 31, 2004	$3,143	$5,746	$7,413	$8,535	$9,691	$11,565	$14,624

Change in fair value of our derivative liability determined during the year ended December 31, 2004 and recorded as other income	$17,516	$14,913	$13,246	$12,124	$10,968	$9,094	$6,035

Incremental other income (expense) that would have been recorded in the year ended December 31, 2004	$5,392	$2,789	$1,122	$—	$(1,156)	$(3,030)	$(6,089)

As of December 31, 2004 and 2003, these embedded derivative financial instruments were recorded and classified as a derivative liability on our consolidated balance sheet because the daily volume weighted average price of our common stock determined according to the voluntary conversion provision was below the threshold price of $2.61 as set forth in the terms of the Plus Cash Notes. Thus, if any holders of the Plus Cash Notes voluntarily converted their Plus Cash Notes, we would have to pay the plus cash amount in cash. Assuming the daily volume weighted average price of our common stock remains below the threshold price, this embedded derivative related to the holder’s conversion right will continue to be classified as a derivative liability and adjusted quarterly for changes in fair value during the period of time that any such Plus Cash Notes are outstanding, with the corresponding charge or credit to other expense or income.

In subsequent periods, if the daily volume weighted average price of our common stock determined according to the voluntary conversion provision equals or exceeds the threshold price of $2.61, the embedded derivative financial instrument related to the holder’s conversion right will be adjusted to fair value with the corresponding charge or credit to other expense or income and then reclassified from total liabilities to stockholders’ equity. Changes in fair value during the period of time that any such Plus Cash Notes are outstanding and classified within stockholders’ equity, will be made by a corresponding charge or credit to additional paid-in-capital. The auto-conversion make-whole provision will be adjusted quarterly for changes in fair value during the first two years that any such Plus Cash Notes are outstanding, with the corresponding charge or credit to other expense or income. The auto-conversion make-whole provision can only be settled with cash and, accordingly, will remain classified as a derivative liability in the consolidated balance sheets.

Estimated Excess and Obsolete Inventories. We periodically review our inventory levels to determine if inventory is stated at the lower of cost or net realizable value. The telecommunications and data communications industries have experienced a significant downturn during the past few years and, as a result, we have had to evaluate our inventory position based on known backlog of orders, projected sales and marketing forecasts, shipment activity and inventory held at our significant distributors. During the fiscal years ended December 31, 2004, 2003 and 2002, we recorded a charge for excess and obsolete inventories of approximately $0.6 million, $1.5 million and $4.8 million, respectively. Most of these products have not been disposed of and remain in our inventory.

During fiscal 2004, 2003 and 2002, we recorded net product revenues of approximately $10.9 million, $8.7 million and $4.8 million, respectively, on shipments of excess and obsolete inventory that had previously been written down to their estimated net realizable value of zero. This resulted in 100% gross margin on these product revenues. Had these products been sold at our historical average cost basis, gross margin would have been 60%, 56% and 51% in 2004, 2003 and 2002 respectively. We currently do not anticipate that a significant amount of the excess and obsolete inventories subject to the write-downs described above will be used in the future based upon our current demand forecast. Should our actual future demand exceed the estimates that we used in writing down our excess and obsolete inventories, we will recognize a favorable impact to cost of revenues and gross profits. Should demand fall below our current expectations, we may record additional inventory write-downs which will result in a negative impact to cost of revenues and gross profits.

Estimated Restructuring Reserves. During the fiscal years ended December 31, 2004, 2003 and 2002, we recorded restructuring charges and asset impairments totaling $1.1 million, $2.5 million and $3.9 million, respectively, related to employee termination benefits and costs to exit certain facilities, net of sub-lease benefits. At December 31, 2004 and 2003, the restructuring liabilities were $22.6 million and $24.1 million, respectively, on our consolidated balance sheets. Certain assumptions are used by us to derive this estimate, including future maintenance costs, price escalation and sublease income derived from these facilities. Should we negotiate additional sublease rental income agreements or reach a settlement with our lessors to be released from our existing obligations, we could realize a favorable benefit to our results of future operations. Should future lease, maintenance or other costs related to these facilities exceed our estimates, we could incur additional expenses in future periods.

Valuation of Investments in Non-Publicly Traded Companies. Since 1999, we have been making strategic equity investments in non-publicly traded companies that develop technologies that are complementary to our product road map. Depending on our level of ownership and whether or not we have the ability to exercise significant influence, we account for these investments on either the cost or equity method, and review such investments periodically for impairment. The appropriate reductions in carrying values are recorded when, and if, necessary. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, we carefully consider the investee’s cash position, projected cash flows (both short and long-term), financing needs, most recent valuation data, the current investing environment, management / ownership changes, and competition. This evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. Based on our evaluations, we recorded impairment charges related to our investments in non-publicly traded companies of $0.1 million, $1.5 million and $8.7 million during the fiscal years ended December 31, 2004, 2003 and 2002, respectively. The total investment in non-public companies was $2.1 million and $0.6 million as of December 31, 2004 and 2003, respectively, on our consolidated balance sheets. We used the modified equity method of accounting to determine the impairment loss for certain investments, as it was determined that no better current evidence of the value of our cost method investments existed and we believe that this gives us the best basis for our estimate given the negative cash flows of these companies. The modified equity method of accounting results in recording an impairment loss on a cost method investment equal to the investor’s proportionate share of the investee’s losses as its contributed capital is consumed to fund operating losses of the investee from the inception of the investor’s investment.

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

	Years ended December 31,
	2004	2003	2002
Net revenues
Product revenues	99%	96%	95%
Service revenues	1%	4%	5%

Total net revenues	100%	100%	100%
Cost of revenues:
Product cost of revenues	29%	26%	30%
Provision for excess and obsolete inventories	2%	6%	29%
Service cost of revenues	—	1%	6%

Total cost of revenues	31%	33%	65%

Gross profit	69%	67%	35%

Operating expenses:
Research and development	137%	176%	322%
Marketing and sales	37%	46%	80%
General and administrative	20%	24%	44%
Impairment of goodwill	—	—	360%
Restructuring charge and asset impairment, net	3%	11%	23%
Purchased in-process research and development	—	2%	12%

Total operating expenses	197%	259%	841%

Operating loss	(128)%	(192)%	(806)%

Comparison of Fiscal Years 2004 and 2003

Net Revenues. The following tables summarizes our net product revenue mix by product line for the years ended December 31, 2004 and 2003 (dollar amounts in thousands), respectively:

	Year ended December 31, 2004		Year ended December 31, 2003		Percentage Increase in Product Revenues
	Product Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues
SONET/SDH	$15,385	46%	$11,155	49%	38%
ATM/IP	9,861	29%	8,066	35%	22%
Asynchronous/PDH	8,235	25%	3,749	16%	120%

Total	$33,481	100%	$22,970	100%	46%

The increase in revenues for 2004 compared to 2003 is primarily due to increased volume of shipments across all product lines as our customer’s platforms increased production as general marketplace conditions improved. The year-to-year increase in Asynchronous/PDH revenue was primarily due to shipments of our QE1F-Plus product to Nortel Networks, Inc. who used this product in their wireless base station contract in India.

Given the limited visibility in the current market, we cannot predict when, and to what extent, historical revenue levels or product mix percentages will return, if at all. Included in total net revenues is service revenues (approximately $0.2M in 2004) consisting of design services performed for third parties on a short-term contract basis. Service revenues are not our primary strategic focus and, as such, will fluctuate up or down from period to period, depending on business priorities.

For the year ended December 31, 2004 international net revenues represent approximately 65% of net revenues compared with approximately 72% of net revenues for the year ended December 31, 2003. This decrease is attributed to an improvement in the domestic market where certain customers began to increase production. Refer also to Note 8—Segment Information and Major Customers in our Consolidated Financial Statements, which summarizes revenue by country.

Gross Profit. The following table presents the impact to gross profit of the excess and obsolete inventory charges and benefits for the years ended December 31, 2004 and 2003, respectively:

	Year ended December 31, 2004		Year ended December 31, 2003
Gross profit—as reported	$23,347	69%	$15,903	67%
Excess and obsolete inventory charge(1)	571	2%	1,498	6%
Excess and obsolete inventory benefit(2)	(3,803)	(11)%	(3,985)	(17)%

Gross profit—as adjusted	$20,115	60%	$13,416	56%

(1)	During the years ended December 31, 2004 and 2003, we recorded a provision for excess and obsolete inventories of approximately $0.6 million and $1.5 million, respectively, as costs of revenues.
(2)	During the years ended December 31, 2004 and 2003, we realized an excess and obsolete inventory benefit from the sale of products that had previously been written down to a cost basis of zero. For the purposes of comparing the change in gross profit on net revenues, we are excluding this benefit and calculating gross profit on these product revenues as if they had been sold at their historical average costs.

The increase in gross margins is due in part to lower charges for excess and obsolete inventory in 2004 of $ 0.6 million versus $1.5 million in the prior year. Excluding the charges for excess and obsolete inventories as well as the benefit from sales of previously written down inventory in fiscal 2003, gross profit for 2004 increased by $6.7 million, or 50%. The increase in gross profit dollars for the year ended December 31, 2004 is the result of higher total net revenues.

We anticipate that gross profit will continue to be impacted by fluctuations in the volume and mix of our product shipments as well as material costs, yield and the fixed cost absorption of our production operations.

Research and Development. Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to electronic design automation tools, subcontracting and fabrication costs, depreciation and amortization and facilities expenses. During the year ended December 31, 2004, research and development expenses increased $4.0 million, or 9.6% over the comparable period of 2003 due to increased spending on subcontracting, fabrication and personnel related expenses, as well as the consolidation of OptiX Inc., an Israeli development stage company consolidated in the Company’s financial statements under the guidelines of FIN 46R. Also, during the first half of 2004, we retained additional external resources to complete new product development and to meet customer requirements. In the third quarter of 2004, we began to take the necessary steps to reduce our research and development expenses. These steps included the decision to discontinue further funding of OptiX, as well as the decision to liquidate our investment in TeraOp. Also, in the fourth quarter of 2004, we disengaged from Easics N.V., our Belgian design center, which will further reduce our expenses.

We believe that continued investment in the design and development of future products is vital to maintain a competitive edge. However, we will continue to closely monitor both our costs and our revenue expectations in future periods. We will continue to balance our spending in this area with meeting our customer requirements and will take actions as market conditions dictate.

Marketing and Sales. Marketing and sales expenses consist primarily of personnel-related, trade show, travel and facilities expenses. During the year ended December 31, 2004, marketing and sales expenses increased $1.6 million, or 14.4% as compared to the prior year. The increase in sales and marketing costs reflects the higher revenue in 2004, which caused our commission expenses to increase. Bad debt expenses also increased in 2004 as accounts receivable rose with revenue. As a percentage of total net revenues, our marketing and sales costs decreased, reflecting the increase in revenue as well as our continued monitoring of discretionary spending. We will continue to closely monitor both our costs and our revenue expectations in future periods. We will continue to balance our spending in this area with meeting our customer requirements and will take actions as market conditions dictate.

General and Administrative. General and administrative expenses consist primarily of personnel-related expenses, professional and legal fees and facilities expenses. The increase in general and administrative expenses of approximately $1.1 million, or 19.0% for the year ended December 31, 2004 compared to the prior year is primarily due to increased professional service fees, including expenses required to comply with regulations mandated by the Sarbanes-Oxley Act of 2002. As a percentage of total net revenues, our general and administrative costs decreased, reflecting the increase in revenue as well as our continued monitoring of discretionary spending. We will continue to closely monitor both our costs and our revenue expectations in future periods and will take actions as market conditions dictate.

Restructuring Charges and Asset Impairments. During the year ended December 31, 2004, we recorded restructuring charges totaling approximately $1.1 million resulting from the liquidation of our investment in TeraOp and the wind-down of the business and operations of OptiX, two Israeli development stage companies consolidated in our financial statements under FIN 46R, and the disengagement from Easics N.V., our Belgian design center.

In July 2004, we informed OptiX that we planned to discontinue our ongoing funding of OptiX’s operations. Consequently, the OptiX Board of Directors voted to wind-down its business and operations. During the year ended December 31, 2004, we recorded a charge of $0.2 million related to severance, the impairment of assets and lease buy out costs. This charge was offset by a gain of $0.5 million related to the deconsolidation of OptiX, which resulted in a net restructuring benefit of $0.3 million for the year ended December 31, 2004.

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

In the fourth quarter of 2004, we finalized our plans to disengage from Easics N.V., our Belgian design center. This action resulted in a work force reduction of approximately 9% of our existing personnel and the sale of the business. As a result of this action, for the year ended December 31, 2004, we incurred restructuring charges of approximately $1.6 million related to employee termination benefits, and $0.1 million related to legal and other transaction costs. These charges were offset by a gain of $0.5 million on the sale of the Easics for a net restructuring charge of approximately $1.1 million. We estimate future operating expense savings related to this plan to be approximately $2.8 to $3.0 million annually. However, there can be no assurances that events will not cause the actual savings to rise or fall in future periods.

In January 2003, we announced a restructuring plan in order to lower our operating expense run-rate due to then current and anticipated business conditions. This plan resulted in a work-force reduction of approximately 24% of existing personnel. Also, we announced the closing of our South Brunswick, New Jersey (SOSi) design center, and the reduction of staff in Bedford, Massachusetts and Shelton, Connecticut. This workforce reduction also impacted our Switzerland and Belgium locations. In addition, we postponed the completion of the IAD product line and archived the related intellectual property until that market returns, if ever. During the year ended December 31, 2003, we incurred approximately $3.4 million in restructuring expenses related to employee termination benefits and $0.5 million related to excess facility costs. In addition, we recorded a charge for fixed assets that were impaired with a net book value totaling $0.3 million and a patent on our IAD product line with a net book value of $0.2 million. This resulted in a total restructuring and asset impairment charge for the year ended December 31, 2003 totaling $4.4 million. This restructuring charge was partially off set by a benefit of $1.9 million realized, as we were able to sub-lease portions of our excess facilities, for a net restructuring expense for the year ended December 31, 2003 of $2.5 million. We estimate that there will be adjustments to our liability for future lease payments as market conditions change.

We will continue to closely monitor both our costs and our revenue expectations in future periods and will take actions as market conditions dictate.

In-Process Research and Development. During the year ended December 31, 2003, we recorded a charge for Purchased In-Process Research and Development (IPR&D) of $0.5 million related to the purchase of ASIC Design, Inc. (ADS). There were no such charges in 2004.

At the time of acquisition, ADS had one project that qualified for IPR&D activities, which is referred to as the VTXP chip. The project was started concurrently with ADS’s inception in 2002 and was released during 2004.

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

Impairment of Investments in Non-Publicly Traded Companies. During the years ended December 31, 2004 and 2003, we determined that there were indicators of impairment to the carrying value of our investments in non-publicly traded companies. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, we carefully consider the investee’s cash position, projected cash flows (both short and long-term), financing needs, most recent valuation data, the current investing environment, management/ownership changes, and competition. This evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary.

During 2004 and 2003, we reduced the carrying value of our investments (including bridge loans) in non-publicly traded companies as follows (in thousands):

	Investment Impairments 2004	Investment Impairments 2003
Investee company:
Intellectual Capital for Integrated Circuits, Inc (IC4IC)	$—	$50
Accordion Networks, Inc (Accordion)	123	1,495

Total	$123	$1,545

During the year ended December 31, 2004, we decided to stop funding the operations of Accordion and recorded an impairment charge of $0.1 million for the year ended December 31, 2004 related to our investment in Accordion. The Board of Directors of Accordion voted to discontinue the operations of Accordion in March 2004.

During the year ended December 31, 2003, we impaired our remaining convertible bridge loan investment in IC4IC totaling $0.05 million as this company ceased all operations. In addition, we impaired our remaining convertible preferred stock and convertible debt investments in Accordion totaling $1.5 million based on review of impairment indicators listed below.

We used the modified equity method of accounting to measure the impairment loss for our investments in Accordion and IC4IC, as we determined that no better current evidence of the value of our cost method investments existed. We believe that this measurement process gave us the best basis for our estimate given the negative cash flows of these companies. The modified equity method of accounting results in recording an impairment loss on a cost method investment equal to the investor’s proportionate share of the investee’s losses as its contributed capital is consumed to fund operating losses of the investee from the inception of the investor’s investment.

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

Equity in Net Losses of Affiliates. The decrease in equity in net losses of affiliates for year the ended December 31, 2004 as compared to the same period in 2003 was due to our adoption of the provisions of FIN 46R in the first quarter of 2004. As a result of the adoption of FIN 46R, we consolidated the results of our investment in OptiX and recorded a charge of approximately $0.3 million as a cumulative effect of a change in accounting principle in 2004. For the same period in the prior year, we had been accounting for our direct and indirect voting interest (which included certain board members and employees) of greater than 20% but less than 50% in our investment in OptiX under the equity method of accounting where our pro rata share of net loss from OptiX was recorded on the consolidated statements of operations and accordingly, the carrying value of the investments was reduced on the consolidated balance sheets.

Change in Fair Value of the Derivative Liability. For the years ended December 31, 2004 and 2003, we recorded other income of approximately $12.1 million and $2.6 million, respectively, to reflect the change in the fair value of the derivative liability resulting from issuance of the Plus Cash Notes (refer to Note 12—Convertible Notes of our Consolidated Financial Statements).

Gain from the Exchange and Repurchase of our 4.50% Convertible Notes due 2005. On September 30, 2003, we completed an exchange offer with and new money offering to the holders of our 4.50% Notes. We issued $98.0 million aggregate principal amount of Plus Cash Notes, which represented $74.0 million of Plus Cash Notes issued in exchange for $89.7 million in principal amount of our 4.50% Notes tendered in the exchange offer and $24.0 million of Plus Cash Notes sold for cash. We recorded a gain on the exchange of approximately $14.5 million, which is calculated as follows:

Carrying value of 4.50% Notes exchanged	$89,671
Less: deferred financing fees	(1,245)

Net carrying value of 4.50% Notes	88,426
Less: fair value of Plus Cash Notes issued on exchange	(73,963)

Gain on exchange	$14,463

Loss on Extinguishment of Debt. During year ended December 31, 2004, the Company issued an aggregate of 12,129,496 shares of the Company’s common stock plus approximately $0.1 million cash in lieu of accrued and unpaid interest in exchange for $17.0 million in aggregate original principal amount of the Plus Cash Notes. The shares issued were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. No commission or other remuneration was paid or given directly or indirectly for soliciting these transactions. As a result of the exchange, the Company incurred a non-cash loss of approximately $3.0 million due to the write-off of the unamortized debt discount and deferred financing costs related to the exchanged Plus Cash Notes. The Company did not effect any such exchanges during the year ended December 31, 2003.

Interest Expense net. At December 31, 2004 and 2003, the effective interest rates on our interest-bearing securities were approximately 2.22% and 1.37%, respectively. The increase in interest expense, net in fiscal 2004 is due primarily to the full year amortization of the debt discount on the Plus Cash Notes. Also contributing to the increase in interest expense, net is lower interest income due to a lower average cash balance during fiscal 2004 as compared to fiscal 2003.

Income Tax Expense. Income tax expense was $0.2 million in both 2004 and 2003, representing income taxes incurred by our foreign subsidiaries. The Company has incurred taxable losses for U.S. federal and state purposes, but has recognized no corresponding tax benefits in 2004 and 2003, as such benefits have been offset by an increase in our deferred tax asset valuation allowance.

We continually evaluate our deferred tax assets as to whether it is more likely than not that the deferred tax assets will be realized. In assessing the realizability of our deferred tax assets, we consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Based on this assessment, we believe that significant uncertainty exists surrounding the recoverability of the deferred tax assets and, as such, have recorded a full valuation allowance against our net deferred tax assets as of December 31, 2004 and 2003.

The following table summarizes the differences between the U.S. federal statutory rate and our effective income tax rate for financial statement purposes for the years ended December 31, 2004 and 2003, respectively:

	Years ended December 31,
	2004	2003
U.S. federal statutory tax rate	(35.0)%	(35.0)%
State taxes	6.8%	(4.1)%
In-process research and development	—	0.5%
Disallowed interest deduction	3.9%	1.2%
Capital loss on sale of subsidiary	(17.4)%	—
Change in valuation allowance	42.5%	38.7%
Permanent differences and other adjustments	(0.4)%	(0.3)%

Effective income tax rate	0.4%	1.0%

Extraordinary Loss Upon Consolidation of TeraOp (USA), Inc. In January 2003, FIN No. 46 “Consolidation of Variable Interest Entities” (FIN 46) was issued. The interpretation provides guidance on consolidating variable interest entities and applies to all variable interests in variable interest entities created after January 31, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or if the equity investors lack certain specified characteristics. We applied the provisions of FIN 46 to our investment in TeraOp as of February 1, 2003, which required us to consolidate the results of TeraOp.

Cumulative Effect on Prior Years of Adoption of and Retroactive Application of Fin 46R and New Depreciation Method. We adopted the provisions of FIN 46R and changed our accounting accordingly in the first quarter of 2004. As a result of the adoption of FIN 46R, we consolidated the results of our investment in OptiX and recorded a charge of approximately $0.3 million for the year ended December 31, 2004 as a cumulative effect of an accounting change. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, we restated prior period results to reflect the change from the cost to the equity method of accounting for our investment in OptiX because during fiscal 2002, we obtained the ability to significantly influence the operating and financial policies of OptiX through our investments in convertible preferred stock and a bridge loan.

In July 2004, we informed OptiX that we planned to discontinue our ongoing funding of OptiX’s operations. Consequently, the OptiX Board of Directors voted to wind-down its business and operations. As of December 31, 2004 OptiX has completed the wind-down and has permanently closed its operations. For further discussion, refer to Note 13—Restructuring and Asset Impairment Charges of our Consolidated Financial Statements.

Effective January 1, 2003, we changed the method of depreciating property and equipment to the straight-line method. Depreciation of property and equipment in prior years was computed using the half-year convention method. We evaluated the use and related consumption of all classes of acquired property and equipment. We have determined that many of our assets are used and consumed on a consistent level over their estimated economic lives. Under the half-year convention method, property and equipment placed in service during the first year of acquisition was subject to six months of depreciation expense regardless of when the asset was acquired, placed in service and consumed. We believe that the straight-line method results in a better approximation of the underlying consumption of the asset over its estimated useful life and provides a better matching of revenues and expenses. The effect of the change in depreciation method as of January 1, 2003 was applied retroactively to property and equipment acquisitions of prior years. The cumulative effect of the change with respect to the retroactive application of the straight-line method is approximately a $0.8 million charge and has been recorded as such on the consolidated statements of operations for the year ended December 31, 2003. This charge has not been presented net of income taxes as we continue to maintain a full valuation allowance against our net deferred income tax assets.

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

The increase in revenues for 2003 compared to 2002 was primarily due to increased volume shipments in our SONET/SDH and ATM/IP product lines. The increase in volume in our SONET/SDH product line can be attributed to overall increased demand as well as inventory depletion in the distribution channel. As inventory was being consumed, customers are placing new orders to meet their end demand. The increase in our ATM/IP product line can be attributed primarily to an increase in the volume of shipments of our ASPEN product, which serves the DSLAM market, where there has been an increase in equipment deployments in 2003.

International net revenues represent approximately 72% of net revenues for the year ended December 31, 2003 as compared with approximately 59% of net revenues for the year ended December 31, 2002. The increase was attributed to increased volume shipments into Europe and China as customer demand for our products increased and excess inventory decreased. Refer also to Note 8—Segment Information and Major Customers of our Consolidated Financial Statements, which summarizes revenue by country.

Gross Profit. The following table presents the impact to gross profit of the excess and obsolete inventory charges and benefits for the years ended December 31, 2003 and 2002, respectively:

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

The increase in gross margins was due in part to lower charges for excess inventory in 2003 of $1.5 million versus $4.8 million in the prior year as well as an increase in the shipments of previously written down inventory. Excluding the charges for excess inventories as well as the benefit from sales of previously written down inventory in fiscal 2003, gross profit for 2003 increased by $4.9 million, or 58%. The increase in gross profit dollars for the year ended December 31, 2003 was the result of higher total net revenues which in turn resulted from a more favorable product mix over the prior year.

Research and Development. Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to electronic design automation tools, subcontracting and fabrication costs, depreciation and amortization and facilities expenses. The decrease in research and development expense for 2003 compared to 2002 was primarily attributable to payroll and related benefits, depreciation and amortization, and facilities expense. This decrease is a result of streamlining and prioritizing our product development efforts and the effects of our workforce reductions. We have monitored our known and forecasted revenue demand and operating expense run rates closely and, as a result, took two restructuring actions in fiscal 2001, one during fiscal 2002 and one during fiscal 2003.

Marketing and Sales. Marketing and sales expenses consist primarily of personnel-related expenses, trade show expenses, travel expenses and facilities expenses. The decrease in marketing and sales expenses for 2003 compared to 2002 was primarily attributable to headcount reductions, which decreased payroll, commissions and related benefit expenses. There was also a decrease in travel related expenses as we continued to reduce our discretionary spending during 2003. We have monitored our known and forecasted revenue demand and operating expense run rates closely and, as a result, took two restructuring actions in fiscal 2001, one during fiscal 2002 and one during fiscal 2003.

General and Administrative. General and administrative expenses consist primarily of personnel-related expenses, professional and legal fees and facilities expenses. The decrease in general and administrative expenses for 2003 compared to 2002 was primarily due to lower professional fees and savings on facility and other related charges realized from our restructuring actions. We have monitored our known and forecasted revenue demand and operating expense run rates closely and, as a result, took two restructuring actions in fiscal 2001, one during fiscal 2002 and one during fiscal 2003.

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

Restructuring Charges and Asset Impairments. In January 2003, we announced a restructuring plan as described above. During the year ended December 31, 2002, we announced a restructuring plan due to then current and anticipated business conditions. As a result of this plan, we eliminated fifty-six positions and announced the closing of our design centers in Milpitas, California and Raleigh, North Carolina. In conjunction with this restructuring, we discontinued the AsTriX and Sertopia product lines and strategically refocused our research and development efforts. This plan resulted in employee termination benefits of $2.4 million and costs to exit facilities of $3.1 million for a total restructuring expense of approximately $5.5 million recorded on the consolidated statement of operations. Restructuring charges for the year ended December 31, 2002 were $3.9 million as we recognized a restructuring benefit of approximately $1.6 million related to the sublease of a portion of our unused excess facilities.

In-Process Research and Development. During the year ended December 31, 2003, we recorded a charge for In-Process Research and Development (IPR&D) of $0.5 million related to the purchase of ADS as described above.

During the year ended December 31, 2002, we recorded a charge for IPR&D of $2.0 million related to our purchase of SOSi on March 27, 2002. This transaction was recorded in the first quarter of fiscal 2002.

Impairment of Investments in Non-Publicly Traded Companies. During 2003 and 2002, we reduced the carrying value of our investments (including bridge loans) in non-publicly traded companies as follows (in thousands):

	Investment Impairments 2003	Investment Impairments 2002
Investee company:
TeraOp	$—	$5,000
OptiX	—	1,339
IC4IC	50	1,700
Accordion.	1,495	630

Total	$1,545	$8,669

During the year ended December 31, 2003, we impaired our remaining convertible bridge loan investment in IC4IC totaling $0.05 million as this company ceased all operations. In addition, we impaired our remaining investments in convertible preferred stock and convertible debt in Accordion based on review of impairment indicators listed below.

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

Equity in Net Losses of Affiliates. The decrease in equity losses in 2003 was due to lower overall net losses at OptiX in fiscal 2003 compared to the same period in 2002. In addition, during year ended 2003, we terminated our investment relationship with GTV and received, as a return of capital, the remaining balance of our investment in GTV of approximately $0.9 million. As a result, equity losses in GTV ceased after the first quarter of 2003.

Prior to June 30, 2002, we had been accounting for our investment in OptiX under the cost method. However, during the third quarter of fiscal 2002, in connection with a bridge loan of $4.0 million that is convertible to convertible preferred stock upon OptiX closing its next round of financing, we obtained the ability to exercise significant influence over the financial and operating policies of OptiX, and as a result, switched to the equity method of accounting for our investment in OptiX. All prior period financial information has been retroactively restated to reflect this change Refer also to Note 1—Summary of Significant Accounting Policies of our Consolidated Financial Statement for additional disclosure. During 2003, we continued to account for OptiX under the equity method of accounting.

Change in Fair Value of the Derivative Liability. For the years ended December 31, 2003, we recorded other income of approximately $2.6 million to reflect the change in the fair value of the derivative liability resulting from issuance of the Plus Cash Notes (refer to Note 12—Convertible Notes of our Consolidated Financial Statements).

Gain from the Exchange and Repurchase of our 4.50% Convertible Notes due 2005. During the year ended December 31, 2003, we did not repurchase any 4.50% Convertible Notes due 2005 (4.50% Notes). However, on September 30, 2003, we completed the exchange offer with and new money offering to the holders of our 4.50% Notes. We recorded a gain on the exchange of approximately $14.5 million, as described above.

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

Interest Expense, net. At December 31, 2003 and 2002 the effective interest rates on our interest-bearing securities were approximately 1.37% and 2.15%, respectively. Therefore, the increase in interest expense in fiscal 2003, net is due to lower interest income as a result of a lower average cash balance and lower interest rates during fiscal 2003 compared to fiscal 2002.

Income Tax Expense. The decrease in income tax expense in fiscal 2003 was due to the recording of an additional valuation allowance of $61.4 million during fiscal 2002 to reduce the carrying value of deferred tax assets. During fiscal 2003 and 2002, we evaluated our deferred tax assets as to whether it is “more likely than not” that the deferred tax assets will be realized. In our evaluation of the realizability of deferred tax assets, we considered projections of future taxable income, the reversal of temporary differences and tax planning strategies. We evaluated and determined that it is not “more likely than not” that all of the deferred tax assets will be realized. Accordingly, a valuation reserve was recorded in 2002 against all of our net deferred tax assets, which we increased during 2003 primarily for our 2003 net operating loss.

The following table summarizes the differences between the U.S. federal statutory rate and our effective income tax rate for financial statement purposes for the years ended December 31, 2003 and 2002, respectively:

	Years ended December 31,
	2003	2002
U.S. federal statutory tax rate	(35.0)%	(35.0)%
State taxes	(4.1)%	(0.8)%
In-process research and development	0.5%	0.7%
Disallowed interest deduction data needed	1.2%	—
Goodwill impairment	—	21.9%
Change in valuation allowance	38.7%	85.1%
Permanent differences and other adjustments	(0.3)%	0.4%

Effective income tax rate	1.0%	72.3%

Extraordinary Loss Upon Consolidation of TeraOp (USA), Inc. In January 2003, FIN No. 46 “Consolidation of Variable Interest Entities” (FIN 46) was issued. The interpretation provides guidance on consolidating variable interest entities and applies to all variable interests in variable interest entities created after January 31, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or if the equity investors lack certain specified characteristics. We applied the provisions of FIN 46 to our investment in TeraOp as of February 1, 2003, which required us to consolidate the results of TeraOp.

During the first quarter of 2003, we loaned TeraOp $0.5 million under a new convertible loan agreement, which provided us with additional contractual rights over existing debt or equity investors. In addition, we were also in a position, as a result of the loan, to negotiate a more favorable conversion price of the equity securities of TeraOp and had the ability to control the operations of TeraOp. None of the existing debt or equity investors, other than us, was expected to, or was obligated to, absorb any additional losses from their investment given that the equity in TeraOp was negative as of January 31, 2003. As a result, the convertible loan was determined to be a variable interest and TeraOp was considered a variable interest entity, as defined by FIN 46. We calculated the effect of the initial measurement as of January 31, 2003. As a result of this measurement and consolidation of TeraOp, we recognized an extraordinary loss of approximately $0.1 million, as the fair value of TeraOp’s liabilities exceeded its assets by this amount. All significant intercompany balances, including our investments in TeraOp, have been eliminated upon consolidation.

Cumulative Effect on Prior Years of Retroactive Application of New Depreciation Method. Effective January 1, 2003, we changed the method of depreciating property and equipment to the straight-line method as described above. The cumulative effect of the change with respect to the retroactive application of the straight-line method was approximately a $0.8 million charge and has been recorded as such on the consolidated statement of operations for the year ended December 31, 2003. This charge has not been presented net of income taxes as we continue to maintain a full valuation allowance against our net deferred income tax assets.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, we had total cash, cash equivalents and investments in marketable securities of approximately $134.7 million. This is our primary source of liquidity, as we are not currently generating positive cash flow from our operations. Details of our cash inflows and outflows for the year ended December 31, 2004 as well as a summary of our cash, cash equivalents and investments in marketable securities and future commitments are detailed as follows:

Cash, Cash Equivalents and Investments We have financed our operations and have met our capital requirements since incorporation in 1988 primarily through private and public issuances of equity securities, convertible notes, bank borrowings and cash generated from operations. Our principal sources of liquidity as of December 31, 2004 consisted of $17.3 million in cash and cash equivalents, $85.2 million in short-term investments and $32.2 million in long-term investments in marketable securities for total cash, cash equivalents and investments of $134.7 million. Cash equivalents are instruments with original maturities of less than 90 days, short-term investments have maturities less than one year and long-term investments have maturities of greater than one year. Our cash equivalents and investments consist of U.S. Treasury Bills, corporate debt, taxable municipal securities, money market instruments, overnight repurchase investments, commercial paper and auction rate securities.

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

The following table represents total cash usage for the years ended December 31, 2004 and 2003 respectively;

	December 31, 2004	December 31, 2003	Change	December 31, 2003	December 31, 2002	Change
Cash and cash equivalents	$17,311	$102,869	$(85,558)	$102,869	$118,388	$(15,519)
Short term investments	85,193	49,182	36,011	49,182	65,259	(16,077)
Long term investments	32,178	27,300	4,878	27,300	21,819	5,481

Total Cash and Investments	$134,682	$179,351	$(44,669)	$179,351	$205,466	$(26,115)

During the year ended December 31, 2004, the net decrease in cash and cash equivalents was $85.6 million compared to a net decrease of $15.5 million during the year ended December 31, 2003. As reported on our consolidated statements of cash flows, our decrease in cash and cash equivalents during the years ended December 31, 2004 and 2003 is summarized as follows (in thousands):

	Years ended December 31,
	2004	2003
Net cash used in operating activities	$(39,980)	$(41,523)
Net cash (used in) provided by investing activities	(45,978)	5,130
Net cash provided by financing activities	255	20,055
Effect of foreign exchange rate changes	145	819

Total decrease in cash and cash equivalents	$(85,558)	$(15,519)

Details of our cash inflows and outflows are as follows during the year ended December 31, 2004:

Operating Activities: During the year ended December 31, 2004, we used $40.0 million in cash and cash equivalents in operating activities. This was comprised primarily of our net loss of $44.6 million and an increase in our working capital of $2.6 million, partially offset by non-cash charges totaling $7.3 million. The increase in working capital reflects an increase in accounts receivable due to higher sales volumes in

2004, and a reduction in restructuring liabilities as payments were made for liabilities recorded in prior years. Components of our significant non-cash adjustments are as follows:

Non cash adjustments	Year ended December 31, 2004 (amounts in thousands)	Explanation of non-cash activity
Depreciation and amortization	$17,041	Consists of depreciation of property and equipment as well as amortization of deferred financing fees, patents and unearned compensation.
Change in fair value of derivative liability	(12,124)	In fiscal 2004, we recorded other income to reflect the change in the fair value of our derivative liability.
Non cash restructuring expense	(1,984)	Consists of charges related to restructuring actions involving Easics N.V., OptiX Networks, Inc. and TeraOp, Inc.
Provision for excess and obsolete inventories	571	In fiscal 2004, we recorded charges for excess and obsolete inventories.
Loss on extinguishment of debt	2,987

In fiscal 2004, we issued an aggregate of 12,129,496 shares of our common stock plus approximately
$ 0.1 million cash in lieu of accrued and unpaid interest in exchange for $17.0 million in aggregate original principal amount of the Plus Cash Notes.

Other non-cash items, net	774

Other non-cash items include items such as our non-cash charge for cumulative effect on prior years of adoption of FIN 46R, impairments of investments, adjustment to the allowance for doubtful accounts and non-employee stock compensation expense.

Total non-cash adjustments to net loss	$7,265

Investing Activities: Cash used in investing activities was $46.0 million in fiscal 2004 compared with $5.1 million generated in 2003. Specific investing activity is as follows:

•	During the year ended December 31, 2004, we invested approximately $3.6 million in capital equipment and product licenses. This compares to $3.3 million in fiscal 2003.

•	We invested approximately $1.6 million in non-publicly traded companies during the year ended December 31, 2004, compared to $2.7 million in fiscal 2003.

•	We invested approximately $40.9 million in short and long-term investments as compared to receiving net proceeds from investments of $10.6 million in fiscal 2003.

Financing Activities: During the year ended December 31, 2004, cash flows from financing activities provided $0.3 million, which consisted primarily of proceeds from the issuance of common stock under our employee stock plan. During the year ended December 31, 2003, cash flows from financing activities provided $20.1 million, which consisted primarily of $24.0 million of proceeds from the issuance of the Plus Cash Notes and partially offset by deferred financing fees of $4.5 million, proceeds from the exercise of stock options and purchases of shares in our employee stock plan of $0.6 million and the use of $0.1 million in the conversion of the Plus Cash Notes.

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

Commitments and Significant Contractual Obligations

We have commitments to make future interest payments on our existing 4.50% Notes and to redeem these notes in September 2005. We also have commitments to make future interest payments on the Plus Cash Notes and to redeem these notes in September 2007. Over the remaining life of the outstanding notes, we expect to accrue and pay approximately $14.3 million in interest to the holders of both the 4.50% Notes and the Plus Cash Note.

We have outstanding operating lease commitments of $41.6 million, payable over the next thirteen years. Some of these commitments are for space that is not being utilized and, for which, we recorded restructuring charges of $0.0, $0.5 million and $3.1 million during 2004, 2003 and 2002, respectively, for excess facilities. During 2004 and 2003, we entered into sublease and lease termination agreements for a portion of our excess space and, as a result, we reduced our restructuring liability and recorded a restructuring benefit of $0.1 million and $1.9 million, respectively. We are in the process of trying to sublease additional excess space but it is unlikely that any sublease income generated will offset the entire future commitment. As of December 31, 2004, we have sub-lease agreements totaling $9.8 million in place to rent portions of our excess facilities over the next six years. We currently believe that we can fund these lease commitments in the future. However, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

A summary of our significant future contractual obligations and their payments by fiscal year is summarized as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2005	2006 & 2007	2008 & 2009	Thereafter
Interest on convertible notes	$14,265	$5,488	$8,777	$—	$—
Redemption of convertible notes	104,961	24,442	80,519	—	—
Operating lease commitments	41,589	4,913	7,701	7,204	21,771
Purchase obligations	5,557	4,159	1,398	—	—
Capital lease and other commitments (principal and interest)	295	74	221	—	—

	$166,667	$39,076	$98,616	$7,204	$21,771

We also have pledged approximately $0.9 million in available cash and cash equivalents as collateral for stand-by letters of credit that guarantee certain long-term property lease obligations.

Related Party Transactions

On a limited basis, we conduct certain related party transactions with the companies in which we have equity or debt investments. During May 2003, we entered into an agreement with OptiX for them to provide subcontracting services to us. As a result of this agreement, we paid OptiX approximately $1.7 million and $1.0 million for these subcontracting services for the years ended December 31, 2004 and 2003, respectively. We eliminated the effect of these transactions on our consolidated financial statements as required under FIN 46R for the year ended December 31, 2004.

In July 2004, we informed OptiX that we planned to discontinue our ongoing funding of OptiX’s operations. Consequently, the OptiX Board of Directors voted to wind-down its business and operations. As of December 31, 2004, OptiX has completed the wind-down and permanently closed its operations. As a result of this action, we recorded a restructuring charge of $0.2 million related to severance, the impairment of assets and lease buy out costs. This charge was offset by a gain of $0.5 million related to the deconsolidation of OptiX, which resulted in a net restructuring benefit of $0.3 million.

As of December 31, 2004, we had cumulatively funded $5.0 million to OptiX, relating to our convertible bridge loan with OptiX, including $1.0 million in cash provided to OptiX during 2003 to fund their net losses. For further discussion, please refer to Note 13—Restructuring and Asset Impairment Charges of our Consolidated Financial Statements.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provision is effective for fiscal periods beginning after June 15, 2005. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.

In December 2004, the FASB released its final revised standard, SFAS No. 123R, Share-Based Payment. SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Adoption of SFAS 123R is required for fiscal periods beginning after June 15, 2005. We are evaluating SFAS 123R and believe that it may have a material effect on our financial position and results of operations.

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

Our net losses have been considerable for the years ended December 31, 2004, 2003 and 2002. Due to current economic conditions and a significant decline in our net revenues, we expect that our operating results will continue to fluctuate substantially in the future.

Recent improvements in our net revenues may not continue.

Our net revenues have increased during the years ended December 31, 2004 and 2003, to $33.7 million and $23.8 million respectively. Net revenue for year ended December 31, 2002 was $16.6 million. Due to current economic conditions and slowdowns in purchases of VLSI semiconductor devices, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our net revenues will continue to fluctuate in the future.

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

In response to anticipated long lead times to obtain inventory and materials from our foundries, we may order inventory and materials in advance of anticipated customer demand, which might result in excess inventory levels if the expected orders fail to materialize. As a result, we cannot predict the timing and amount of shipments to our customers, and any significant downturn in customer demand for our products would reduce our quarterly and annual operating results. As a result of these conditions, during the fiscal years ended December 31, 2004, 2003 and 2002, we recorded write-downs for excess inventories totaling $0.6 million, $1.5 million and $4.8 million, respectively.

We continue to have substantial indebtedness.

As of December 31, 2004, we have approximately $105.0 million in principal amount of indebtedness outstanding in the form of our 4.50% Notes and the Plus Cash Notes.

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

There can be no assurance that we will be able to meet our debt service obligations, including our obligations under the 4.50% Notes, which come due in September 2005, or the Plus Cash Notes. The terms of our Plus Cash Notes permit the holders thereof to voluntarily convert their notes at any time into a certain number of shares of our common stock and receive a certain amount in cash, which we refer to as the plus cash amount, and, if certain conditions are met, we have the option of settling this cash amount in additional shares of our common stock. These Plus Cash Notes also permit us to automatically convert some or all of the Plus Cash Notes into shares of our common stock subject to certain conditions. We may not elect to settle the plus cash amount payable upon voluntary or automatic conversion in additional shares of our common stock, or we may be restricted from doing so pursuant to the terms of the Plus Cash Notes. If a significant percentage of our Plus Cash Notes are voluntarily or automatically converted, we may be required to use all or a significant portion of our available cash, which could have a material adverse effect on our business, prospects, financial condition and operating results.

We are using our available cash and investments each quarter to fund our operating activities.

During the year ended December 31, 2004, we used $85.6 million of our available cash and cash equivalents to fund our operating, investing and financing activities, which included investments of $40.9 million in short and long-term marketable securities for a net cash and investment usage of $44.7 million.

During the year ended December 31, 2003, we used $16.0 million of our available cash and cash equivalents to fund our operating, investing and financing activities, raised additional cash of $19.5 million through the sale of our Plus Cash Notes, redeemed $10.2 million of short and long-term marketable securities for a net cash and investment usage of $26.2 million.

We anticipate that we will use approximately $12.0 million to $13.0 million in cash, cash equivalents and investments during the first quarter of 2005 to fund our operations, investments and financing activities. Also in September of 2005, approximately $24.4 million in principal amount of our 4.50% Notes will become due and payable. We believe that we will continue to use our available cash, cash equivalents and investments in the future although we believe that we have sufficient cash for our needs for at least the next twelve months. We will continue to experience losses and use our cash, cash equivalents and investments if we do not receive sufficient product orders and our costs are not reduced to offset the decline in revenue.

We may not be able to pay our debt and other obligations.

If our cash, cash equivalents, short and long-term investments and operating cash flows are inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the 4.50% Notes, which come due in September 2005, the Plus Cash Notes or our other obligations, we would be in default under the terms thereof, which would permit the holders of the 4.50% Notes, the Plus Cash Notes and our other obligations to accelerate their maturities and which could also cause defaults under any future indebtedness we may incur. Any such default or cross default would have a material adverse effect on our business, prospects, financial condition and operating results. In addition, we cannot be sure that we would be able to repay amounts due in respect of the 4.50% Notes and the Plus Cash Notes if payment of those notes were to be accelerated following the occurrence of an event of default as defined in the respective indentures of the 4.50% Notes and Plus Cash Notes.

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

We may seek to reduce our indebtedness by issuing equity securities, thereby causing dilution of our stockholders’ ownership interests.

We may from time to time seek to exchange our 4.50% Notes and our Plus Cash Notes for shares of our common stock or other securities. These exchanges may take different forms, including exchange offers or privately negotiated transactions. As a result of shares of our common stock or other securities being issued upon such conversion or pursuant to such exchanges, our stockholders may experience substantial dilution of their ownership interest.

If we seek to secure additional financing we may not be able to do so. If we are able to secure additional financing our stockholders may experience dilution of their ownership interest or we may be subject to limitations on our operations.

We believe that our existing cash, cash equivalents and short and long-term investments will be sufficient to fund operating losses and capital expenditures and provide adequate working capital for at least the next twelve months. However, there can be no assurance that events in the future will not require us to seek additional capital and, if so required, that capital will be available on terms favorable or acceptable to us, if at all.

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

On April 6, 2004, we filed a shelf registration statement on Form S-3 (Registration No. 333-114238) with the Securities and Exchange Commission (SEC) providing for the offer, from time to time, of common stock, preferred stock, debt securities and warrants up to an aggregate of $60.0 million. On April 19, 2004, the SEC declared effective the shelf registration statement. This enables us to, at any time in the subsequent two-year period, make an offering of any individual security covered by the shelf registration statement as well as any combination thereof, subject to market conditions and our capital needs. Such market conditions may not allow for terms favorable to us. Any such offering, which results in the issuance of shares of our common stock, may cause our stockholders to experience substantial dilution of their ownership interest. We may use the net proceeds from the sale of these securities for general corporate purposes, which may include repayment or refinancing of existing indebtedness, acquisitions, investments, capital expenditures, repurchase of its capital stock and for any other purposes that we may specify in any prospectus supplement.

If the trading price of our common stock fails to comply with the continued listing requirements of The Nasdaq National Market, we would face possible delisting, which would result in a limited public market for our common stock and make obtaining future debt or equity financing more difficult for us.

Our common stock is listed on The Nasdaq National Market and is subject to certain listing requirements, including the requirement that the closing bid price for our shares of common stock exceed $1.00. On February 28, 2005 the price of our shares was $1.29. If we do not continue to comply with the Nasdaq listing requirements, Nasdaq may provide written notification to us regarding the delisting of our securities. At that time, we would have the right to request a hearing to appeal the Nasdaq determination and would also have the option to apply to transfer our securities to The Nasdaq SmallCap Market.

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

Our stock price is volatile.

The market for securities for communication semiconductor companies, including our Company, has been highly volatile. The market sale price of our common stock has fluctuated between a low of $0.21 and a high of $74.69 during the period from June 19, 1995 to December 31, 2004. The closing price was $1.29 on February 28, 2005. It is likely that the price of our common stock will continue to fluctuate widely in the future. Factors affecting the trading price of our common stock include:

•	responses to quarter-to-quarter variations in operating results;

•	announcements of technological innovations or new products by us or our competitors;

•	current market conditions in the telecommunications and data communications equipment markets (we are currently and have been experiencing a significant downturn since 2000); and

•	changes in earnings estimates by analysts.

We may have to further restructure our business.

On January 17, 2005, we announced that we had implemented an organizational restructuring that included the elimination of 26 positions, representing approximately 10% of the Company’s workforce. Most of the positions eliminated were based in our Shelton and Boston locations. As a result, we expect to record a restructuring charge related to severance of approximately $1.0 million in the quarter ending March 31, 2005, and anticipate the restructuring to be substantially completed by the end of the first quarter, 2005. The restructuring is expected to reduce our salary and personnel expenses by approximately $2.5 million annually.

During the year ended December 31, 2004, we recorded restructuring charges totaling approximately $1.1 million resulting from the liquidation of our investment in TeraOp, the wind-down of the business and operations of OptiX, and the disengagement from Easics N.V., our Belgian design center.

In July 2004, we informed OptiX that we planned to discontinue our ongoing funding of OptiX’s operations. Consequently, the OptiX Board of Directors voted to wind-down its business and operations. During the year ended December 31, 2004, we recorded a charge of $0.2 million related to severance, the impairment of assets and lease buy out costs. This charge was offset by a gain of $0.5 million related to the deconsolidation of OptiX, resulting in a net restructuring benefit of $0.3 million for the year ended December 31, 2004.

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

In the fourth quarter of 2004, we finalized our plans to disengage from Easics N.V. This action resulted in a work force reduction of approximately 9% of our existing personnel and the sale of the business. As a result of this action, we incurred restructuring charges of approximately $1.6 million related to employee termination benefits and $0.1 million related to legal and other transaction costs. These charges were offset by a gain of $0.5 million on the sale of Easics N.V., for a net restructuring charge of approximately $1.1 million. We estimate future operating expense savings related to this plan to be approximately $2.8 to $3.0 million annually. However, there can be no assurances that events will not cause the actual savings to rise or fall in future periods.

In January 2003, we announced a restructuring plan in order to lower our operating expense run-rate due to then current and anticipated business conditions. This plan resulted in a work force reduction of approximately 24% of existing personnel. Also, we announced the closing of our South Brunswick, New Jersey (SOSi) design center, and reduced staff in Bedford, Massachusetts and Shelton, Connecticut. This workforce reduction also impacted our Switzerland and Belgium locations. In addition, we postponed the completion of the IAD product line and archived the related intellectual property until that market returns, if ever. During the year ended December 31, 2003, we incurred approximately $2.5 million in restructuring expenses related to employee termination benefits, excess facility costs and asset impairments.

During fiscal 2002, we announced a restructuring plan due to continued weakness in our business and the industry. As a result of this plan, we eliminated 56 positions and announced the closing of design centers in Milpitas, California and Raleigh, North Carolina. In conjunction with this restructuring, we discontinued certain product lines and strategically refocused our research and development efforts. As a result of these plans, we incurred restructuring charges and asset impairments of approximately $5.5 million. We also implemented a restructuring plan in 2001.

We may have to make further restructuring changes if our operating expense run-rate does not continue to decline in the face of current and anticipated business conditions.

We anticipate that shipments of our products to relatively few customers will continue to account for a significant portion of our total net revenues.

Historically, a relatively small number of customers have accounted for a significant portion of our total net revenues in any particular period. For the years ended December 31, 2004 and 2003, shipments to our top five customers, including sales to distributors, accounted for approximately 58% and 64% of our total net revenues, respectively. We expect that a limited number of customers may account for a substantial portion of our total net revenues for the foreseeable future.

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

We cannot be certain that our current customers will continue to place orders with us, that orders by existing customers will return to the levels of previous periods or that we will be able to obtain orders from new customers. We have no long-term volume purchase commitments from any of our significant customers. The following table sets forth the percentage of net revenues attributable to our major distributors as well as the significant customers that had total purchases (either direct or through distributors) of greater than 10% of net revenues for the fiscal years ended December 31, 2004, 2003 and 2002:

	Years ended December 31,
	2004	2003	2002
Distributors:
Insight Electronics, Inc.(1)	12%	12%	10%
Arrow Electronics, Inc.(2)	10%	11%	19%
Weone Corporation	*	*	13%
Significant Customers:
Siemens AG	24%	28%	19%
Nortel	12%	*	*
Tellabs, Inc.(2)	10%	12%	23%
Cisco Systems, Inc.(1)	*	*	11%

(1)	The end customers of the shipments to Insight Electronics, Inc. during 2004 includes: Spirent Communications, Cisco Systems, Inc., and Sonus Networks, Inc.
(2)	The primary end customer of the shipments to Arrow Electronics, Inc. is Tellabs, Inc.
*	Revenues were less than 10% of our net revenues in these years.

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

Our markets began to stabilize in 2003, but experienced additional fluctuations in demand during 2004. We believe that we are now in the early stages of a market recovery. However, demand remains well below the levels prior to the downturn. We may experience substantial fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions, seasonality of customers’ buying patterns and other factors.

Our international business operations expose us to a variety of business risks.

Foreign markets are a significant part of our net revenues. For the year ended December 31, 2004, foreign shipments accounted for approximately 65% of our total net revenues as compared to 72% in the prior year. We expect foreign markets to continue to account for a significant percentage of our total net revenues. A significant portion of our total net revenues will, therefore, be subject to risks associated with foreign markets, including the following:

•	unexpected changes in legal and regulatory requirements and policy changes affecting the telecommunications and data communications markets;

•	changes in tariffs;

•	exchange rates, currency controls and other barriers;

•	political and economic instability;

•	risk of terrorism;

•	difficulties in accounts receivable collection;

•	difficulties in managing distributors and representatives;

•	difficulties in staffing and managing foreign operations;

•	difficulties in protecting our intellectual property overseas;

•	natural disasters;

•	seasonality of customer buying patterns; and

•	potentially adverse tax consequences.

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

Our net product revenues depend on the success of our customers’ products, and our design wins do not necessarily generate revenues in a timely fashion.

Our customers generally incorporate our new products into their products or systems at the design stage. However, customer decisions to use our products (design wins), which can often require significant expenditures by us without any assurance of success, often precede the generation of production revenues, if any, by a year or more. Some customer projects are canceled, and thus will not generate revenues for our products. In addition, even after we achieve a design win, a customer may require further design changes. Implementing these design changes can require significant expenditures of time and expense by us in the development and pre-production process. Moreover, the value of any design win will largely depend upon the commercial success of the customer’s product and on the extent to which the design of the customer’s systems accommodates components manufactured by our competitors. We cannot ensure that we will continue to achieve design wins in customer products that achieve market acceptance. Further, most revenue-generating design wins take several years to translate into meaningful revenues.

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

Historically, average selling prices in the communication semiconductor industry have decreased over the life of a product, and, as a result, the average selling prices of our products may decrease in the future. Decreases in the price of our products would adversely affect our operating results. Our customers are increasingly more focused on price, as semiconductor products become more prevalent in their equipment. We may have to decrease our prices to remain competitive in some situations, which may negatively impact our gross margins.

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

We face intense competition in the communication semiconductor market.

The communication semiconductor industry is intensely competitive and is characterized by the following:

•	rapid technological change;

•	subject to general business cycles;

•	price erosion;

•	limited access to fabrication capacity;

•	unforeseen manufacturing yield problems; and

•	heightened international competition in many markets.

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

The telecommunications and data communications industries, which are our primary target markets, have become intensely competitive because of deregulation, heightened international competition and recent significant decreases in demand since 2000. In the communications semiconductor markets, we compete primarily against companies such as Applied Micro Circuits Corporation, Conexant Systems, Inc., Cirrus Logic, Inc., Infineon Technologies, Exar Corporation, Agere Systems, PMC-Sierra Inc., TriQuint Semiconductor, Inc., Vitesse Semiconductor Corporation and Broadcom Corporation. In addition, there are a number of Applications Specific Integrated Circuit (ASIC) vendors, including AMI Semiconductor, LSI Logic Corporation and STM Microelectronics Group, which compete with us by supplying customer-specific products to OEMs. In the ATM market, the principal competitors include all the vendors mentioned above and, in addition, Intel Corporation. A number of our customers have internal semiconductor design or manufacturing capability with which we also compete. Any failure by us to compete successfully in these target markets, particularly in the communications markets, would have a material adverse effect on our business, financial condition and results of operations.

We rely on outside fabrication facilities, and our business could be hurt if our relationships with our foundry suppliers are damaged.

We do not own or operate a VLSI circuit fabrication facility. Four foundries currently supply us with all of our semiconductor device requirements. While we have had good relations with these foundries, we cannot be certain that we will be able to renew or maintain contracts with them or negotiate new contracts to replace those that expire. In addition, we cannot be certain that renewed or new contracts will contain terms as favorable as our current terms. There are other significant risks associated with our reliance on outside foundries, including the following:

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

We have been, and expect in the future to be, particularly dependent upon a limited number of foundries for our VLSI device requirements. In particular, as of the date of this Form 10-K, a single foundry manufactures all of our BiCMOS devices. As a result, we expect that we could experience substantial delays or interruptions in the shipment of our products due to the any of the following:

•	sudden demand for an increased amount of semiconductor devices or sudden reduction or elimination of any existing source or sources of semiconductor devices;

•	time required to qualify alternative manufacturing sources for existing or new products could be substantial; and

•	failure to find alternative manufacturing sources to produce VLSI devices with acceptable manufacturing yields.

We are subject to risks arising from our using subcontractors to assemble our products.

Contract assembly houses in Asia assemble all of our semiconductor products. Raw material shortages, natural disasters, political and social instability, service disruptions, currency fluctuations, or other circumstances in the region could force us to seek additional or alternative sources of supply or assembly. This could lead to supply constraints or product delivery delays.

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

We are responsible for any patent litigation costs. If we were to become involved in a dispute regarding intellectual property, whether ours or that of another company, we may have to participate in legal proceedings in the United States Patent and Trademark Office or in the United States or foreign courts to determine any or all of the following issues: patent validity, patent infringement, patent ownership or inventorship. These types of proceedings may be costly and time consuming for us, even if we eventually prevail. If we do not prevail, we might be forced to pay significant damages, obtain a license, if available, or stop making a certain product. From time to time we may prosecute patent litigation against others and as part of such litigation, other parties may allege that our patents are not infringed, are invalid and are unenforceable.

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

During the past four years, we have acquired five privately held companies based in the United States and Europe. The integration of the operations of our five acquisitions, ADV Engineering S.A., acquired in January 2001, Horizon Semiconductors, Inc., acquired in February 2001, Onex Communications Corporation, acquired in September 2001, Systems On Silicon, Inc., (SOSi) acquired in March 2002, and ASIC Design Services, Inc., acquired in August 2003 have been completed.

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

We have made investments in early stage venture-backed, start-up companies that develop technologies that are complementary to our product roadmap. The following table summarizes these investments as of December 31, 2004:

Investee Company	Initial Investment Date	Technology
Opulan Technologies	April 2003	High performance and cost-effective IP convergence ASSPs (application-specific standard products)
Metanoia Technologies Incorporated	March 2004	XDSL Next Generation Chips

We plan to continue to use our cash to make selected investments in these types of companies. Certain companies in which we invested in the past have failed, and we have lost our entire investment in them. These investments involve all the risks normally associated with investments in development stage companies. As such, there can be no assurance that we will receive a favorable return on these or any future venture-backed investments that we may make. Additionally, our original and any future investments may continue to become impaired if these companies do not succeed in the execution of their business plans. Any further impairment or equity losses in these investments could negatively impact our future operating results. Please refer to Item 8, Note 13—Restructuring and Asset Impairment Charges for further discussion of impairment of our investments in these types of companies.

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

Changes in accounting treatment of stock options will adversely affect our results of operations.

The Financial Accounting Standards Board has announced its decision to require companies to expense employee stock options in accordance with SFAS No. 123R, Accounting for Stock-Based Compensation, or SFAS 123R, for financial reporting purposes. Such stock option expensing would require us to value our employee stock option grants pursuant to an option valuation model, and then amortize that value against our reported earnings over the vesting period in effect for those options. We currently account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative of SFAS 123 and SFAS 148. This change in accounting treatment will materially and adversely affect our reported results of operations, as the stock-based compensation expense would be charged directly against our reported earnings. For an illustration of the effect of such a change on our recent results of operations, Refer to Note 1—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Natural disasters or acts of terrorism affecting our locations, or those of our suppliers, in the United States or internationally may negatively impact our business.

We operate our businesses in the United States and internationally, including the operation of a design center in India. Some of the countries in which we operate or in which our customers are located have in the past been subject to terrorist acts and could continue to be subject to acts of terrorism. In addition, some of these areas may be subject to natural disasters, such as earthquakes or floods. If our facilities, or those of our suppliers or customers, are affected by a natural disaster or terrorist act, our employees could be injured and those facilities damaged, which could lead to loss of skill sets and affect the development or fabrication of our products, which could lead to lower short and long-term revenues. In addition, natural disasters or terrorist acts in the areas in which we operate or in which our customers or suppliers operate could lead to delays or loss of business opportunities, as well as changes in security and operations at those locations, which could increase our operating costs.

We may have difficulty obtaining adequate director and officer liability insurance.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We have investments in money market accounts, government securities and commercial paper that earn interest income that is a function of the market rates. As a result, we do have exposure to changes in interest rates. For example, if interest rates were to decrease by one half percentage point from their current levels, our potential interest income for 2004, assuming a constant cash balance, would decrease by approximately $0.5 million. Conversely rising interest rates would result would negatively impact our borrowing costs. We do, however, expect our cash balance to decline during fiscal 2005 and expect that our interest income will also decrease.

Foreign Currency Exchange Risk. As substantially all of our net revenues are currently made or denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Although we recognize our revenues in U.S. dollars, we incur expenses in currencies other than U.S. dollars. In fiscal 2004 operating expenses incurred in foreign currencies were approximately 26% of our total operating expenses. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in hedging. We do not enter into derivative financial instruments for trading or speculative purposes. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

Fair Market Value of Financial Instruments. As of December 31, 2004, our long-term debt consisted of convertible notes with interest at fixed rates of 4.50% and 5.45%, respectively. Consequently, we do not have significant cash flow exposure on our convertible notes. However, the fair market value of the convertible notes is subject to significant fluctuation due to changes in market interest rates and their convertibility into shares of our common stock. The fair market value of our outstanding 4.50% Notes is approximately $24.3 million and $22.3 million at December 31, 2004 and 2003, respectively. The fair market value of our outstanding 5.45% Plus Cash Notes is approximately $74.1 million and $96.3 million at December 31, 2004 and 2003, respectively. Among other factors, changes in interest rates and the price our common stock affect the fair value of our convertible notes. Refer to critical accounting policies and use of estimates in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on and analysis of our derivative liability associated with our 5.45% Convertible Plus Cash Notessm due 2007.

Item 8. Financial Statements and Supplementary Data.

TRANSWITCH CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TranSwitch Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TranSwitch Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of computing depreciation during 2003.

/s/ KPMG LLP

Stamford, Connecticut

March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

TranSwitch Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that TranSwitch Corporation (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that TranSwitch Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, TranSwitch Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TranSwitch Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated, March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Stamford, Connecticut

March 11, 2005

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$17,311	$102,869
Short-term investments	85,193	49,182
Accounts receivable, net of allowances of $731 and $462, respectively	4,795	3,684
Inventories	2,933	2,838
Prepaid expenses and other current assets	2,243	2,912

Total current assets	112,475	161,485
Long-term investments (marketable securities)	32,178	27,300
Property and equipment, net	3,590	10,262
Patents, net of accumulated amortization	1,080	1,240
Investments in non-publicly traded companies	2,108	627
Deferred financing costs, net	2,647	4,462
Other assets	630	930

Total assets	$154,708	$206,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,385	$664
Accrued expenses and other current liabilities	4,294	6,728
Accrued compensation and benefits	2,329	1,458
Accrued sales returns, allowances and stock rotation	1,067	1,671
Accrued interest	1,430	1,665
Restructuring liabilities	1,093	1,454
4.5% Convertible Notes due 2005	24,442	—
Derivative liability	74	—

Total current liabilities	36,114	13,640
Restructuring liabilities—long term	21,532	22,689
5.45% Convertible Plus Cash Notessm due 2007, net of debt discount of $13,149 and $21,742 respectively	67,370	75,866
4.50% Convertible Notes due 2005	—	24,442
Derivative liability	8,461	20,659

Total liabilities	133,477	157,296

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value; authorized 300,000,000 shares; issued and outstanding, 103,447,488 shares at December 31, 2004 and 90,953,205 shares at December 31, 2003	103	91
Additional paid-in capital	307,876	291,115
Accumulated other comprehensive income	1,066	994
Accumulated deficit	(287,814)	(243,190)

Total stockholders’ equity	21,231	49,010

Total liabilities and stockholders’ equity	$154,708	$206,306

See accompanying notes to consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Years ended December 31,
	2004	2003	2002
Net revenues:
Product revenues	$33,481	$22,970	$15,830
Service revenues	206	850	806

Total net revenues	33,687	23,820	16,636
Cost of revenues:
Cost of product revenues	9,609	6,086	4,988
Provision for excess and obsolete inventories	571	1,498	4,832
Cost of service revenues	160	333	959

Total cost of revenues	10,340	7,917	10,779

Gross profit	23,347	15,903	5,857
Operating expenses:
Research and development	46,030	41,998	53,523
Marketing and sales	12,543	10,964	13,266
General and administrative	6,697	5,630	7,306
Impairment of goodwill	—	—	59,901
Restructuring charge and asset impairments, net	1,126	2,538	3,895
Purchased in-process research and development	—	512	2,000

Total operating expenses	66,396	61,642	139,891

Operating loss	(43,049)	(45,739)	(134,034)
Other (expense) income:
Other Income	378	—	—
Impairment of investments in non-publicly traded companies	(123)	(1,545)	(8,669)
Equity in net losses of affiliates	—	(1,933)	(3,405)
Change in fair value of derivative liability	12,124	2,619	—
Gain from exchange and repurchase of 4.50% Convertible Notes due 2005	—	14,463	51,976
Loss on extinguishment of debt	(2,987)	—	—
Interest (expense) income:
Interest income	2,394	2,805	6,591
Interest expense	(12,895)	(8,116)	(8,349)

Interest expense, net	(10,501)	(5,311)	(1,758)

Total other (expense) income, net	(1,109)	8,293	38,144

Loss before income taxes, extraordinary loss and cumulative effect of a change in accounting principle	(44,158)	(37,446)	(95,890)
Income tax expense	189	246	69,334

Loss before extraordinary loss and cumulative effect of adoption of and changes in accounting principles	(44,347)	(37,692)	(165,224)
Extraordinary loss upon consolidation of TeraOp(USA), Inc.	—	(83)	—
Cumulative effect on prior years adoption of and retroactive application of FIN 46R and new depreciation method	(277)	(805)	—

Net loss	$(44,624)	$(38,580)	$(165,224)

Basic and diluted loss per common share:
Loss before extraordinary loss and cumulative effect of adoption of and changes in accounting principles	$(0.47)	$(0.42)	$(1.84)
Extraordinary loss	—	—	—
Cumulative effect of prior years of adoption of and retroactive application of FIN 46R and new depreciation method	—	(0.01)	—

Net loss	$(0.47)	$(0.43)	$(1.84)

Basic and diluted average common shares outstanding	94,638	90,406	90,037

See accompanying notes to consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Common stock		Common stock, in treasury, at cost	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated earnings (deficit)	Total
	Shares	Amount
Balance at December 31, 2001	90,932,469	$91	$(4,211)	$293,902	$(303)	$(39,386)	$250,093

Comprehensive loss:
Net loss						(165,224)	(165,224)
Currency translation adjustment					477		477

Total comprehensive loss							(164,747)

Shares of common stock issued under stock option and stock purchase plans	209,203	—	—	289	—	—	289
Retirement of 1,010,000 shares of common stock	(1,010,000)	(1)	4,211	(4,211)	—	—	(1)
Tax benefit from exercise of employee stock options	—	—	—	27	—	—	27

Balance at December 31, 2002	90,131,672	$90	$—	$290,007	$174	$(204,610)	$85,661

Comprehensive loss:
Net loss						(38,580)	(38,580)
Currency translation adjustment					820		820

Total comprehensive loss							(37,760)

Shares of common stock issued under stock option and stock purchase plans	549,139	1	—	569	—	—	570
Shares of common stock issued in purchase transaction	189,475			308			308
Shares of common stock issued upon conversion of 5.45% Convertible Plus Cash Notessm due 2007	82,919			231	—	—	231

Balance at December 31, 2003	90,953,205	$91	$—	$291,115	$994	$(243,190)	$49,010

Comprehensive loss:
Net loss						(44,624)	(44,624)
Currency translation adjustment					72	—	72

Total comprehensive loss							(44,552)

Shares of common stock issued under stock option and stock purchase plans	328,629	—	—	470	—	—	470
Shares of common stock issued upon conversion of 5.45% Convertible Plus Cash Notessm due 2007	12,165,654	12	—	16,291	—	—	16,303

Balance at December 31, 2004	103,447,488	$103	$—	$307,876	$1,066	$(287,814)	$21,231

See accompanying notes to consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(44,624)	$(38,580)	$(165,224)
Adjustments required to reconcile net loss to cash flows used in operating activities, net of effects of acquisitions:
Depreciation and amortization	17,041	13,336	14,672
Deferred income taxes	—	—	69,038
Goodwill impairment	—	—	59,901
Loss on extinguishment of convertible notes	2,987	—	—
Provision (benefit) for doubtful accounts	310	10	(1,100)
Provision for excess and obsolete inventories	571	1,498	4,832
Cumulative effect on prior years adoption of and retroactive application of FIN 46R and new depreciation method	277	805	—
Non-cash restructuring expense, net	(1,984)	(1,002)	(1,273)
Equity in net losses of affiliates	—	1,933	3,405
Impairment of investments in non-publicly traded companies	123	1,545	8,669
Purchased in-process research and development	—	512	2,000
Gain from exchange and repurchase of 4.50% Convertible Notes due 2005	—	(14,463)	(51,976)
Change in fair value of derivative liability and other non-cash items	(12,060)	(2,536)	(233)
Increase (decrease) in operating assets:
Accounts receivable	(1,422)	(1,461)	2,397
Inventories	(666)	322	(1,264)
Prepaid expenses and other assets	424	1,926	(1,033)
Increase (decrease) in operating liabilities:
Accounts payable	559	(1,538)	(2,113)
Accrued expenses and other current liabilities	(138)	(1,961)	(5,565)
Restructuring liabilities	(1,378)	(1,869)	(730)

Net cash used in operating activities	(39,980)	(41,523)	(65,597)

Cash flows from investing activities:
Purchase of product licenses	—	(700)	(3,204)
Cash received from dissolution of investment	—	886	—
Cash acquired upon consolidation of TeraOp (USA), Inc.	—	17	—
Cash acquired from consolidation of OptiX Networks, Inc.	124	—	—
Capital expenditures	(3,606)	(2,607)	(9,037)
Investments in non-publicly traded companies	(1,605)	(2,672)	(4,951)
Acquisition of businesses, net of cash acquired	—	(390)	(5,789)
Purchases of short and long-term investments	(159,821)	(78,280)	(96,456)
Proceeds from short and long-term investments	118,930	88,876	117,171

Net cash (used in) provided by investing activities	(45,978)	5,130	(2,266)

Cash flows from financing activities:
Proceeds from issuance of 5.45% Convertible Plus Cash Notessm due 2007	—	24,000	—
Repurchase of 4.50% Convertible Notes due 2005	—	—	(143,156)
Issuance of common stock under employee stock plans	406	637	549
Deferred financing fees	—	(4,459)	—
Payments on conversion of 5.45% Convertible Plus Cash Notessm due 2007	(151)	(123)	—

Net cash provided by (used in) financing activities	255	20,055	(142,607)

Effect of exchange rate changes on cash and cash equivalents	145	819	477

Decrease in cash and cash equivalents	(85,558)	(15,519)	(209,993)
Cash and cash equivalents at beginning of year	102,869	118,388	328,381

Cash and cash equivalents at end of year	$17,311	$102,869	$118,388

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

Cash, Cash Equivalents and Investments in Marketable Securities

All highly liquid investments with an original maturity of three months or less are considered cash equivalents. Cash equivalents were approximately $17.3 million and $102.9 million as of December 31, 2004 and 2003, respectively. Cash equivalents consist of overnight bank repurchase agreements, certificates of deposit, U.S. Treasury Bills, commercial paper and U.S. agency notes. The majority of the Company’s cash and cash equivalents are maintained with three major financial institutions. The cash, cash equivalents and investment balances at institutions may, at times, be above the Federal Deposit Insurance Corporation insured limit of $0.1 million per account.

Short and long-term investments are comprised of marketable securities, primarily U.S. Treasury Bills, auction rate securities, commercial paper, and corporate debt securities. Investments with remaining maturities greater then ninety days, but less than one year, as of the date of the balance sheet and securities classified as available-for-sale are considered short-term. Short-term investments were approximately $85.2 million and $49.2 million as of December 31, 2004 and 2003, respectively. Long-term investments consist of securities with maturity dates greater than one year from the balance sheet date. Long-term investments were approximately $32.2 million and $27.3 million as of December 31, 2004 and 2003, respectively.

At December 31, 2004 and 2003, the Company had $52.2 million and $22.1 million of auction rate securities, respectively, which are classified as available-for-sale and are stated at fair value, with any unrealized gains and losses, net of deferred income taxes, reported in other comprehensive income affecting stockholders’

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

equity. All of the Company’s other marketable securities are classified as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold to maturity. Held-to-maturity securities are recorded at amortized cost.

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value because of their short maturities. The fair values of long-term investments (marketable securities), 4.50% Convertible Notes due 2005 and 5.45% Convertible Plus Cash Notessm due 2007 are determined using quoted market prices for those securities or similar financial instruments. The fair value of the outstanding 4.50% Convertible Notes due 2005 was approximately $24.3 million and $22.3 million at December 31, 2004 and 2003, respectively. The fair value of the outstanding 5.45% Convertible Plus Cash Notessm due 2007 was approximately $74.1 million and $96.3 million at December 31, 2004 and 2003, respectively.

The fair value of the Company’s marketable securities and investments in non-publicly traded companies are disclosed in Note 4—Investments in Marketable Securities and Note 5—Investments in Non-Publicly Traded Companies.

Inventories

Inventories are carried at the lower of cost (on a weighted-average cost basis) or estimated net realizable value.

Product Licenses

Product licenses are amortized using the greater of: (1) the amount computed using the ratio of a product’s current gross revenues to the product’s total of current and estimated future gross revenues; or (2) the straight-line method over the estimated useful life of the asset, generally three to five years, not to exceed the term of the license. Amortization of product licenses amounted to $0.3 million, $0.3 million and $0.1 million for the fiscal years ended December 31, 2004, 2003 and 2002, respectively. Accumulated amortization of licenses was $0.7 million and $0.4 million as of December 31, 2004 and 2003, respectively.

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

Effective January 1, 2003, the Company changed the method of depreciating property and equipment to the straight-line method. Depreciation of property and equipment in prior years was computed using the half-year convention method. The Company evaluated the use and related consumption of all classes of acquired property and equipment and determined that many assets are used and consumed on a consistent level over their estimated economic lives. Under the half-year convention method, property and equipment placed in service during the first year of acquisition was subject to six months of depreciation expense regardless of when the asset was

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

acquired, placed in service and consumed. The Company believes that the straight-line method results in a better approximation of the underlying consumption of the asset over its estimated useful life and provides a better matching of revenues and expenses. The effect of the change in depreciation method as of January 1, 2003 was applied retroactively to property and equipment acquisitions of prior years. The cumulative effect of the change with respect to the retroactive application of the straight-line method is an approximately $0.8 million charge (or $0.01 loss per basic and diluted common share) and has been recorded as such on the consolidated statement of operations. This charge has not been presented net of income taxes as the Company continues to maintain a full valuation allowance against its net deferred tax assets. Pro forma amounts have not been presented because the effects of this change in accounting principle were not material to the consolidated financial statements.

Patents

Patents are carried at cost less accumulated amortization, and are being amortized on a straight line basis over their estimated economic lives of ten years. Amortization expense for patents was $0.2 million in each of the three years ended December 31, 2004, 2003 and 2002. Accumulated amortization of patents was $0.5 million and $0.4 million as of December 31, 2004 and 2003, respectively. Refer also to Note 3—Business Combinations for additional disclosure.

Deferred Financing Costs

Deferred financing costs on the Company’s 4.50% Convertible Notes due 2005 (the 4.5% Notes) and 5.45% Convertible Plus Cash Notessm due 2007 (the Plus Cash Notes) are amortized using the interest method over the term of the related notes. Accumulated amortization of deferred financing fees was $18.1 million and $16.3 million as of December 31, 2004 and 2003, respectively. Amortization, included in the consolidated statement of operations as a component of interest expense, was $1.2 million, $0.9 million, and $1.1 million for the fiscal years ended December 31, 2004, 2003 and 2002, respectively. Refer to Note 12—Convertible Notes.

Impairment of Intangibles and Long-Lived Assets

The Company reviews long-lived and certain intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that a long-lived asset should be evaluated for possible impairment, an estimate of the related asset’s undiscounted future cash flows over the remaining life of the asset will be made to measure whether the carrying value is recoverable. Any impairment is measured based upon the excess of the carrying value of the asset over its estimated fair value which is generally based on an estimate of future discounted cash flows. A significant amount of management judgment is used in estimating future discounted cash flows. Refer to Note 13—Restructuring and Asset Impairment Charges.

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

At December 31, 2004, approximately 69% of accounts receivable were due from five customers. The majority of the Company’s sales are to customers in the telecommunications and data communications industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company establishes an allowance for potentially uncollectable accounts based upon factors surrounding the credit risk of specific customers, historical payment trends and other information.

Product Warranties

The Company provides warranties on its products for up to one year from the date of shipment. A liability is recorded for estimated costs to be incurred under product warranties, which is based on various inputs including historical experience. Estimated warranty expense is recorded as cost of revenues as products are shipped.

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

	Years Ended December 31,
	2004	2003	2002
Net loss:
As reported	$(44,624)	$(38,580)	$(165,224)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	$(15,840)	$(38,152)	$(47,460)

Pro forma	$(60,464)	$(76,732)	$(212,684)
Basic loss per common share:
As reported	$(0.47)	$(0.43)	$(1.84)
Pro forma	$(0.64)	$(0.85)	$(2.36)
Diluted loss per common share:
As reported	$(0.47)	$(0.43)	$(1.84)
Pro forma	$(0.64)	$(0.85)	$(2.36)

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

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current-year presentation. Auction rate securities and certain other investment securities totaling $40.1 million $32.2 million and $41.9 million in 2003, 2002 and 2001, respectively, which were previously reported on the Consolidated Balance Sheets as cash equivalents, have been reclassified as short-term investments. These reclassifications had no impact on the Company’s results of operations, total assets or changes in shareholders’ equity.

The following is a summary of the impact of these reclassifications on the Company’s Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

	2003	2002
Impact on Consolidated Balance Sheets
Cash and equivalents, as reported	$142,950	$150,548
Cash and equivalents, as reclassified	102,869	118,388

Net change	$(40,081)	$(32,160)

Short-term investments, as reported	$9,101	$33,099
Short-term investments, as reclassified	49,182	65,259

Net change	$40,081	$32,160

Impact on Consolidated Statements of Cash Flows
Net cash (used in) provided by investing activities, as reported	$13,051	$(11,973)
Net cash (used in) provided by investing activities, as reclassified	5,130	(2,266)

Net change	$(7,921)	$9,707

Decrease in cash and cash equivalents, as reported	$(7,598)	$(219,700)
Decrease in cash and cash equivalents, as reclassified	(15,519)	(209,993)

Net change	$(7,921)	$9,707

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

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 Inventory Pricing. The standard requires that abnormal amounts of idle capacity and spoilage costs be excluded from the cost of inventory and expensed when incurred. Additionally, the statement requires that the allocation of fixed production overheads to the cost of conversion be based on normal capacity of the production facilities.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

The provision is effective for fiscal periods beginning after June 15, 2005. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.

In December 2004, the FASB released its final revised standard, SFAS No. 123R, Share-Based Payment. SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Adoption of SFAS 123R is required for fiscal periods beginning after June 15, 2005. We are evaluating SFAS 123R and believe it may have a material effect on our financial position and results of operations.

Note 2. Goodwill and Purchased Intangible Assets

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), on January 1, 2002, and accordingly, ceased amortizing goodwill totaling $54.5 million as of January 1, 2002.

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

The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As a result of industry conditions, the Company determined that there were indicators of impairment to the carrying value of goodwill during the quarter ended September 30, 2002. At the time this analysis was performed, the daily average closing price of the Company’s common stock was $0.67 for the quarter ended September 30, 2002. Accordingly, the Company performed an impairment review of its goodwill in accordance with SFAS 142 and, as a result, recorded a goodwill impairment charge of $59.9 million during the quarter ended September 30, 2002 to reduce the carrying value of goodwill to zero. The amount of goodwill impairment primarily reflects the decline in the Company’s stock price during 2002 and related market capitalization. For the fiscal years ended December 31, 2004 and 2003, the Company had no goodwill recorded on its consolidated balance sheets.

Note 3. Business Combinations

On August 18, 2003, the Company acquired ASIC Design Services, Inc. (ADS) located in Massachusetts. ADS was developing a product for existing and next generation SONET/SDH and data communications switching solutions. As a result of this acquisition, the Company acquired all intellectual property of ADS and is using this intellectual property to develop next generation SONET/SDH products.

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

The Company allocated purchase price of and investment in ADS as shown in the following table:

Purchased in-process research and development	$512
Cash	19
Other current assets and software licenses	173
Accrued liabilities	(26)

Investment In ADS	$678

Purchased in-process research and development

At the time of acquisition, ADS had one project that qualified for in-process research and development activities, which is referred to as the VTXP chip. The project was started concurrently with ADS’s inception in 2002 and was first released in 2004.

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

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

Note 4. Investments in Marketable Securities.

The following table summarizes investments in securities classified as cash and cash equivalents, short-term and long-term investments at December 31, 2004 and 2003, respectively:

	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
Fiscal Year Ended December 31, 2004
Money market & certificates of deposit	$10,070	$—	$(45)	$10,025
U.S. government & agency obligations	44,757		(323)	44,434
Corporate bonds & commercial paper	15,320	—	(101)	15,219
Auction rate securities	52,200	—	—	52,200

Total at December 31, 2004	$122,347	$—	$(469)	$121,878

Fiscal Year Ended December 31, 2003
Money market & certificates of deposit	$80,957	$—	$—	$80,957
U.S. government & agency obligations	41,418	12	—	41,430
Corporate bonds & commercial paper	12,964	—	(235)	12,729
Auction rate securities	22,100	—	—	22,100

Total at December 31, 2003	$157,439	$12	$(235)	$157,216

	December 31,
	2004	2003
Reported as:
Cash equivalents	$4,976	$80,957
Short-term investments	85,193	49,182
Long-term investments	32,178	27,300

Subtotal investments	122,347	157,439

Operating cash	12,335	21,912

Total cash, cash equivalents, L/T and S/T investments	$134,682	$179,351

In addition to the marketable securities noted above, the Company also held $12.3 million and $21.9 million in operating cash accounts as of December 31, 2004 and 2003, respectively (recorded as cash and cash equivalents on the consolidated balance sheets). The total cash and marketable investment securities balances were $134.7 million and $179.4 million as of December 31, 2004 and 2003, respectively.

At December 31, 2004, the Company had $52.2 million of auction rate securities. Auction rate securities generally have long-term stated maturities of 20 to 30 years. However, these securities have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to liquidate them through a Dutch auction process that occurs on pre-determined intervals of less than 90 days. As such, these investments are classified as short-term investments. The Company’s auction rate securities are classified as available-for-sale securities due to management’s intent regarding these securities. As of December 31, 2003 and 2004, there were no unrealized gains or losses associated with these investments and the adjusted fair market value equaled the adjusted cost. All of the Company’s other marketable securities are classified as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

to maturity. Held-to-maturity securities are recorded at amortized cost. Maturities of debt securities classified as available for sale and held to maturity were as follows at December 31, 2004:

	Amortized Cost	Fair Value
Available for Sale:
Due under one year	1,000	1,000
Due after one year through ten years	5,500	5,500
Due after ten years through twenty years	750	750
Due after twenty years	44,950	44,950

	52,200	52,200

	Amortized Cost	Fair Value
Held to Maturity:
Due under one year	37,969	37,771
Due one year through ten years	32,178	31,907
Due ten years through twenty years

Due after twenty years	—	—

	70,147	69,678

Note 5. Investments in Non-Publicly Traded Companies

Variable Interest Entities

The Company adopted the provisions of FIN 46R and changed its accounting accordingly in the first quarter of 2004. As a result of the adoption of FIN 46R, the Company consolidated the results of its investment in OptiX and recorded a charge of approximately $0.3 million for the year ended December 31, 2004 as a cumulative effect of this accounting change. In July 2004, the Company informed OptiX that it planned to discontinue funding of OptiX’s operations. Consequently, The Board of Directors of OptiX voted to wind-down its business and operations. The completion of the wind-down took place in the fourth quarter of 2004 and as of December 31, 2004 the Company recorded a restructuring benefit of approximately $0.3 million resulting from the deconsolidation of OptiX from the Company’s financial statements. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company restated prior period results to reflect the change from the cost to the equity method of accounting for its investment in OptiX as the Company, during fiscal 2002, obtained the ability to significantly influence the operating and financial policies of OptiX through its investments in convertible preferred stock and a bridge loan. This investment restatement reduced the investment balance in OptiX (included in investments in non-publicly traded companies on the consolidated balance sheets), as if accounted for on the equity method, since inception. For further discussion, please refer to Note 13—Restructuring and Asset Impairment Charges.

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

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

During the first quarter of 2003, the Company loaned TeraOp $0.5 million under a new convertible loan agreement, which provided the Company with additional contractual rights over existing debt or equity investors. In addition, the Company also was in a position, as a result of the loan, to negotiate a more favorable conversion price of the equity securities of TeraOp and acquired the ability to control the operations of TeraOp. None of the existing debt or equity investors, other than the Company, was expected to absorb any additional losses from their investment given that the value of the equity in TeraOp was negative as of January 31, 2003. As a result, the convertible loan was determined to be a variable interest and TeraOp was considered a variable interest entity, as defined by FIN 46. The Company calculated the effect of the initial measurement as of January 31, 2003. As a result of this measurement and consolidation of TeraOp, the Company recognized an extraordinary loss of approximately $0.1 million in 2003, as the fair value of TeraOp’s liabilities exceeded its assets by this amount. All significant intercompany balances, including the Company’s investments in TeraOp, have been eliminated in consolidation. In September 2004, the Company liquidated its investment in TeraOp and deconsolidated TeraOp from the Company’s financial statements. For further discussion, please refer to Note 13—Restructuring and Asset Impairment Charges.

Cost Method Investments

The Company owns convertible preferred stock of Opulan Networks, Inc, (Opulan) and Metanoia Technologies, Inc. (Metanoia). In addition, the Company has a 3% limited partnership interest in Neurone II, a venture capital fund organized as a limited partnership. The Company also has provided Metanoia with a bridge loan as of December 31, 2004. The Company’s direct and indirect (which include certain board members and employees) voting interest is less than 20% of the total ownership of each of these companies, and the Company does not exercise significant influence over the management of these companies as defined by APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock,” and other relevant literature. The Company accounts for these investments at cost and monitors the carrying value of these investments for impairment.

The Company had held investments in Accordion Networks, Inc. (Accordion) and Intellectual Capital for Integrated Circuits, Inc. (IC4IC). IC4IC ceased operations in 2003 and Accordion ceased operations in 2004.

Impairment of Investments in Non-Publicly Traded Companies

During the years ended December 31, 2004, 2003 and 2002, as a result of Company-specific and industry conditions, the Company determined that there were indicators of impairment to the carrying value of certain of its investments in non-publicly traded companies. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, most recent valuation data, the current investing environment, management/ownership changes, and competition. This evaluation process is based on information that the Company requests from these privately held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. During the years ended December 31, 2004, 2003 and 2002, the Company used the modified equity method of accounting to determine the impairment loss for its investments in non-publicly traded companies, as the Company determined that no better current evidence of the value of its cost method investments existed and it believes that this measurement process gives the Company the best basis for an estimate given the negative cash flows of these companies. The modified equity method of accounting results in recording an impairment loss on a cost method investment equal to the investor’s proportionate share of the investee’s losses as its contributed capital is consumed to fund operating losses of the investee from the inception of the investor’s investment.

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

Based upon its evaluations, the Company recorded impairment charges related to investments in non-publicly traded companies of $0.1 million, $1.5 million and $8.7 million during the years ended December 31, 2004, 2003 and 2002, respectively.

Note 6. Inventories

The components of inventories at December 31, 2004 and 2003 are as follows:

	December 31,
	2004	2003
Raw material	$281	$643
Work-in-process	1,117	488
Finished goods	1,535	1,707

Total inventories	$2,933	$2,838

The Company recorded charges for excess and obsolete inventories totaling approximately $0.6 million, $1.5 million and $4.8 million during the fiscal years ended December 31, 2004, 2003 and 2002, respectively. The effect of these inventory provisions was to write inventory down to a new cost basis of zero. During each of the three years ended December 31, 2004, the Company sold certain products that had previously been written down to a cost basis of zero. The following table presents the impact to gross profit of the excess and obsolete inventory charges and benefits for the fiscal years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31, 2004		Year Ended December 31, 2003		Year Ended December 31, 2002
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %
Gross Profit—as reported	$23,347	69%	$15,903	67%	$5,857	35%
Excess and obsolete inventory charge(1)	571	2%	1,498	6%	4,832	29%
Excess and obsolete inventory benefit(2)	(3,803)	(11)%	(3,985)	(17)%	(2,183)	(13)%

Gross profit—as adjusted	$20,115	60%	$13,416	56%	$8,506	51%

(1)	During the fiscal years ended December 31, 2004, 2003 and 2002, respectively, the Company recorded a provision for excess and obsolete inventories of approximately $0.6 million, $1.5 million and $4.8 million, respectively, as costs of revenues. (2) During the fiscal years ended December 31, 2004, 2003 and 2002, respectively, the Company realized an excess and obsolete inventory benefit from the sale of products, which had previously been written down to a cost basis of zero. For the purposes of comparing the change in gross profit on net revenues, the Company is excluding this benefit and calculating gross profit on these product revenues as if they had been sold at their historical average costs.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

Note 7. Property and Equipment, Net

The components of property and equipment, net at December 31, 2004 and 2003 are as follows:

	Estimated Useful Lives	December 31,
		2004	2003
Purchased computer software	1-3 years	$23,422	$23,745
Computers and equipment	3-7 years	11,665	12,666
Furniture	3-7 years	2,730	2,823
Leasehold improvements	Lease term*	812	1,516
Construction in-progress (software and equipment)		163	25

Gross property and equipment		$38,792	$40,775
Less accumulated depreciation and amortization		(35,202)	(30,513)

Property and equipment, net		$3,590	$10,262

*	Shorter of estimated useful life or lease term.

Depreciation expense was $9.8 million, $8.6 million, and $10.8 million, for the years ended December 31, 2004, 2003 and 2002, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

Enterprise-wide Information

Enterprise-wide information provided on geographic net revenues is based on the customer’s ordering location. Long-lived asset information is based on the physical location of the assets. The following tables present net revenues and long-lived assets information for geographic areas:

	Years Ended December 31,
	2004	2003	2002
Net revenues:
United States	$9,014	$6,745	$6,813
Germany	5,933	6,509	3,226
China	5,554	1,996	954
United Kingdom	2,686	1,795	42
Israel	2,101	1,537	655
Belgium	1,803	404	456
Mexico	1,377	632	—
Korea	1,277	1,315	2,154
Other countries	3,942	2,887	2,336

Total	$33,687	$23,820	$16,636

	Years Ended December 31,
	2004	2003	2002
Long-lived assets:
United States	$4,696	$11,193	$21,151
Other countries	598	1,239	1,689

Total	$5,294	$12,432	$22,840

Information about Major Customers

The Company ships its products to distributors and directly to end customers. The following table sets forth the percentage of net revenues attributable to all of the Company’s major distributors as well as the significant customers that had total purchases (either direct or through distributors) of greater than 10% of net revenues for the fiscal years ended December 31, 2004, 2003 and 2002:

	Years Ended December 31,
	2004	2003	2002
Distributors:
Insight Electronics, Inc.(1)	12%	12%	10%
Arrow Electronics, Inc.(2)	10%	11%	19%
Weone Corporation	*	*	13%
Significant Customers:
Siemens AG	24%	28%	19%
Nortel	12%	*	*
Tellabs, Inc.(2)	10%	12%	23%
Cisco Systems, Inc.(1)	*	*	11%

(1)	The end customers of the shipments to Insight Electronics, Inc. during 2004 includes: Spirent Communications, Cisco Systems, Inc., and Sonus Networks, Inc.
(2)	The primary end customer of the shipments to Arrow Electronics, Inc. is Tellabs, Inc.
*	Revenues were less than 10% of the Company’s net revenues in these years.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

Note 9. Income Taxes

The components of loss before income taxes, extraordinary loss and cumulative effect of a change in accounting principle for the fiscal years ended December 31, 2004, 2003 and 2002 are as follows:

	Years Ended December 31,
	2004	2003	2002
U.S. domestic loss	$(43,238)	$(38,282)	$(97,018)
Foreign (loss) income	(920)	836	1,128

Loss before income taxes, extraordinary loss and cumulative effect of a change in accounting principle	$(44,158)	$(37,446)	$(95,890)

The provision for income taxes is comprised of the following:

	Years Ended December 31,
	2004	2003	2002
Federal income taxes:
Current	$—	$—	$—
Deferred	—	—	62,534
State income taxes:
Current	—	—	—
Deferred	—	—	6,132
Foreign income taxes:
Current	189	246	668
Deferred	—	—	—

Income tax expense	$189	$246	$69,334

The Company recorded state franchise and capital taxes of $0.4 million, $0.1 million and $0.2 million in the years ended December 31, 2004, 2003 and 2002 respectively, which is recorded as a component of general and administrative expenses on the consolidated statement of operations.

The following table summarizes the differences between the U.S. federal statutory rate and the Company’s effective income tax rate for financial statement purposes for the fiscal years ended December 31, 2004, 2003 and 2002:

	Years Ended December 31,
	2004	2003	2002
U.S. federal statutory tax rate	(35.0)%	(35.0)%	(35.0)%
State taxes	6.8	(4.1)	(0.8)
In-process research and development	—	0.5	0.7
Disallowed interest deduction	3.9	1.2	—
Capital loss on sale of subsidiary	(17.4)	—	—
Goodwill impairment	—	—	21.9
Change in valuation allowance	42.5	38.7	85.1
Permanent differences, tax credits and other adjustments	(0.4)	(0.3)	0.4

Effective income tax rate	0.4%	1.0%	72.3%

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

The tax effect of temporary differences that give rise to deferred income tax assets and deferred income tax liabilities at December 31, 2004 and 2003 are presented below:

	2004	2003
Deferred income tax assets:
Property and equipment	$3,381	$2,866
Other nondeductible reserves	919	872
Restructuring reserve	8,805	9,395
Capitalized research & development for tax purposes	17,258	5,383
Investment impairment	38	7,238
Capitalized start up costs for tax purposes	—	456
Net operating losses	76,245	77,320
Capital losses	15,739	—
Research & development and other credits	10,906	10,250
Derivative liability	3,321	—
Other	1,390	1,331

Total gross deferred income tax assets	138,002	115,111
Less valuation allowance	(132,841)	(114,071)

Net deferred income tax assets	5,161	1,040

Deferred income tax liabilities:
Debt Discount	(5,117)	—
Other	(44)	(1,040)

Net deferred income tax liabilities	(5,161)	(1,040)

Total deferred income taxes, net of valuation allowance	$—	$—

The Company continually evaluates its deferred tax assets as to whether it is more likely than not that the deferred tax assets will be realized. In assessing the realizability of its deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Based on this assessment, management believes that significant uncertainty exists surrounding the recoverability of the deferred tax assets and, as such, has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2004 and 2003. Of the $132.8 million valuation allowance at December 31, 2004, subsequently recognized income tax benefits, if any, in the amount of $4.1 million will be applied directly to additional paid-in capital.

At December 31, 2004, the Company had available, for federal income tax purposes, net operating loss (“NOL”) carry-forwards of approximately $231.2 million, capital loss carry-forwards of approximately $40.4 million and research and development tax credit carry-forwards of approximately $10.9 million expiring in varying amounts from 2005 through 2024. For state income tax purposes, the Company had available NOL carry-forwards of approximately $79.2 million and capital loss carry-forwards of $41.0 million and state tax credit carry-forwards of $5.5 million expiring in varying amounts from 2005 to 2023.

Certain transactions involving the Company’s beneficial ownership have occurred in prior years, which resulted in a stock ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, approximately $21.9 million of the NOL carry-forwards and $1.4 million of research and development tax credit carry-forwards are subject to these limitations. The Company has not yet determined if any of the NOL and credits generated from 1998 to 2004 will be subject to limitation under Section 382.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

Note 10. Stockholders’ Equity

Stockholders’ Rights Plan

On October 1, 2001, the Board of Directors enacted a stockholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of TranSwitch common stock outstanding at the close of business on October 1, 2001 to the stockholders of record on that date. Each stockholder of record as of October 1, 2001 received a summary of the rights and any new stock certificates issued after the record date contain a legend describing the rights. Each preferred share purchase right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, of the Company, at a price of $50.00 per one one-thousandth of a Preferred Share, subject to adjustment, upon the occurrence of certain triggering events, including the purchase of 15% or more of the Company’s outstanding common stock by a third party. Until a triggering event occurs, the common stockholders have no right to purchase shares under the stockholder rights plan. If the right to purchase the preferred stock is triggered, the common stockholders will have the ability to purchase sufficient stock to significantly dilute the 15% or greater holder.

Note 11. Employee Benefit Plans

Employee Stock Purchase Plan

To provide employees with an opportunity to purchase common stock through payroll deductions, the Company established the 1995 Employee Stock Purchase Plan (the “Purchase Plan”), as amended on May 23, 2002, under which 700,000 shares of common stock have been reserved for issuance. Under the Purchase Plan, eligible employees may purchase a limited number of shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is less. Under the Purchase Plan, 105,199, 81,494 and 104,626 shares were issued in 2004, 2003, and 2002, respectively. This plan was closed effective December 31, 2004.

Stock Option Plans

The Company has three stock options plans: the 1995 Stock Plan, as amended (the “1995 Plan”); the 2000 Stock Option Plan (the “2000 Plan”); and the 1995 Non-Employee Director Stock Option Plan (the “Director Plan”).

With respect to the 1995 Plan, in connection with the May 2000 annual shareholders meeting, the shareholders approved an increase to the maximum number of shares reserved and authorized for issuance to 31,400,000 shares of TranSwitch common stock, pursuant to the grant to employees of incentive stock options and the grant of non-qualified stock options, stock awards or opportunities to make direct purchases of common stock to employees, consultants, directors and executive officers. The terms of the options granted are subject to the provisions of the 1995 Plan as determined by the Compensation Committee of the Board of Directors. The 1995 Plan will terminate ten years after its adoption unless terminated earlier by the Board of Directors. The exercise price of options under the 1995 Plan must be equal to the fair market value of the common stock on the date of grant. Options granted under the 1995 Plan are generally nontransferable. As of December 31, 2004 the number of shares available for grant under the 1995 Plan was 2,889,874.

The 2000 Plan, adopted by the Board of Directors on July 14, 2000 and amended on December 21, 2001, provides for the grant of non-qualified options to purchase shares of common stock, up to an aggregate of

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

10,000,000 shares, to employees and consultants. No member of the Board of Directors or executive officers as appointed by the Board of Directors shall be eligible for grants of options under the 2000 Plan. The terms of the options granted are subject to the provisions of the 2000 Plan as determined by the Compensation Committee of the Board of Directors. Each non-qualified stock option shall either be fully exercisable on the date of grant or shall become exercisable thereafter in such installments as the Board of Directors may specify. The 2000 Plan will terminate ten years after its adoption. No option granted under the 2000 Plan may be exercised after the expiration of seven years from the date of grant. The exercise price of options under the 2000 Plan must be equal to the fair market value of the common stock on the date of grant. Options granted under the 2000 Plan are generally nontransferable. As of December 31, 2004, the number of shares available for grant under the 2000 Plan was 2,351,137.

The Director Plan, as amended on May 23, 2002, provides for the automatic grant of options to purchase shares of common stock, up to an aggregate of 2,075,000 shares, to non-employee directors on the anniversary date of each individual board member joining the Board of Directors. Upon joining the Board of Directors, each director is granted an option to purchase 37,500 shares, one-third of which vest immediately, one-third after the first year, and the remaining one-third after the second year. Annually thereafter, each director is granted an option to purchase 28,800 shares, which vest fully after one year. The Director Plan is administered by the Compensation Committee of the Board of Directors. No option granted under the Director Plan may be exercised after the expiration of five years from the date of grant. The exercise price of options under the Director Plan must be equal to the fair market value of the common stock on the date of grant. Options granted under the Director Plan are generally nontransferable. As of December 31, 2004, the number of shares available for grant under the Director Plan was 155,299.

Information regarding stock options is set forth as follows:

	Number of options outstanding	Weighted average exercise price per share
Outstanding at December 31, 2001	21,544,855	$16.61
Granted and assumed	3,558,058	2.61
Exercised	(174,046)	2.12
Canceled	(3,108,962)	18.08

Outstanding at December 31, 2002	21,819,905	14.16
Granted and assumed	5,474,630	1.42
Exercised	(456,441)	1.21
Canceled	(4,830,109)	14.16

Outstanding at December 31, 2003	22,007,985	$11.04
Granted and assumed	4,464,150	1.85
Exercised	(223,430)	0.99
Canceled	(755,255)	10.11
Outstanding at December 31, 2004	25,493,450	$9.49

The Company has, in connection with the acquisitions of various companies, assumed the stock option plans of each acquired company, and the related options are included in the preceding table.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

Options outstanding and exercisable at December 31, 2004 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number outstanding	Weighted Average Remaining Contractual Life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.28 to 0.92	2,606,502	4.89	$0.82	2,235,714	$0.84
0.92 to 1.50	3,246,660	6.72	1.34	1,878,939	1.28
1.52 to 2.12	2,759,660	6.27	1.65	1,398,065	1.74
2.14 to 3.26	3,876,301	4.64	2.79	3,168,367	2.83
3.32 to 4.13	3,094,586	4.51	3.92	2,654,784	3.98
4.21 to 9.45	3,155,167	3.97	8.62	2,976,311	8.59
9.46 to 19.78	3,052,326	2.56	15.13	2,946,283	15.27
20.06 to 39.10	2,592,573	2.77	31.28	2,561,969	31.30
39.13 to 67.81	1,109,675	2.54	48.13	1,098,370	48.20

$0.28 to 67.81	25,493,450	4.48	$9.49	20,918,802	$11.00

Stock options generally expire five, seven or ten years from the date of grant and generally vest ratably over a period of either two or four years.

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

	2004	2003	2002
Risk-free interest rate	3.43%	3.25%	3.0%
Expected life in years	2.3	1.9	2.3
Expected volatility	100.7%	102.2%	100%
Expected dividend yield	—	—	—

A table illustrating the effect on net loss and loss per common share as if the Black-Scholes fair value method had been applied to compensation plans is presented in Note 1—Summary of Significant Accounting Policies.

The weighted average fair value of stock options granted, calculated using the Black-Scholes option-pricing model, is $0.97, $0.73 and $1.42 for the fiscal years ended December 31, 2004, 2003 and 2002, respectively.

As required by SFAS 123, the Company recognized compensation expense related to stock options granted to non-employees of $0.1 million, zero, and $.01 million for the fiscal years ended December 31, 2004, 2003 and 2002, respectively.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

Employee 401(k) Plan

TranSwitch sponsors a 401(k) plan known as the TranSwitch Corporation 401(k) Retirement Plan (the “Plan”). The Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 15% of their annual compensation to the Plan, limited to an annual maximum amount as set periodically by the Internal Revenue Service. The Company provides matching contributions equal to 50% of the employees’ contributions, up to a maximum of 6% of the employee’s annual compensation. Company contributions begin vesting after two years and are fully vested after three years. The contribution expense related to the Plan amounted to $0.4 million, $0.4 million and $0.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

On February 11, 2002, the Company’s Board of Directors approved a tender offer to purchase up to $200.0 million aggregate principal of the Company’s then outstanding 4.50% Notes at a price not greater than $700 nor less than $650 per $1,000 principal amount, plus accrued and unpaid interest thereon to, but not including, the date of the purchase. As a result of this offer, the Company repurchased $199.9 million face value of the then outstanding notes at the price of $700 per $1,000 principal amount for a cash payment of $139.9 million. During 2001, the Company repurchased some of its outstanding 4.50% Notes on the open market. The gain on these repurchases, net of deferred financing fees and income taxes, has been recorded in other income in the consolidated statement of operations. Details of the repurchase and resulting gain on these notes for the year ended December 31, 2002, is as follows:

Year Ended December 31, 2002
4.50% Convertible Notes due 2005 repurchased at par	$199,937
Tender offer transaction and professional fees	(3,201)
Write-off of related deferred financing fees	(4,805)
Cash paid to repurchase notes	(139,955)

Gain on repurchase of notes	$51,976

The Company funded the repurchases of the 4.50% Notes from available cash, cash equivalents and short-term investments. During 2003, the Company completed its exchange offer with and new money offering to the holders of its 4.50% Notes with the issuance of 5.45% Convertible Plus Cash Notessm due September 30, 2007 (the Plus Cash Notes). As of December 31, 2004 and 2003, the remaining outstanding principal balance of the 4.50% Notes was $24.4 million.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

5.45% Convertible Plus Cash Notessm due 2007

On September 30, 2003, the Company completed its exchange offer with and new money offering to holders of the 4.50% Notes. The Company issued $98.0 million aggregate principal amount of the Plus Cash Notes, which represented $74.0 million of Plus Cash Notes issued in exchange for 4.50% Notes tendered in the exchange offer and $24.0 million of additional Plus Cash Notes sold for cash to holders of existing notes (the new money offering). The net proceeds from the new money offering are being used for general corporate purposes, including working capital and research and development. The Company recorded a gain on the exchange of approximately $14.5 million, which was calculated as follows:

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

Derivative Liability Related to 5.45% Convertible Plus Cash Notessm due 2007

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), the auto-conversion make-whole provision and the holder’s conversion right (collectively, the features) contained in the terms governing the Plus Cash Notes are not clearly and closely related to the characteristics of the Plus Cash Notes. Accordingly, the features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

Auto-Conversion Make-Whole Provision

Pursuant to the terms of the Plus Cash Notes, the Company will pay additional interest equal to two full years of interest on the Plus Cash Notes (the auto-conversion make-whole provision), less any interest actually paid or provided for on the Plus Cash Notes if the Plus Cash Notes are automatically converted by the Company on or prior to September 30, 2005. The auto-conversion make-whole provision represents an embedded derivative that is required to be accounted for apart from the underlying Plus Cash Notes. At issuance of the Plus

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

Cash Notes, the auto-conversion make-whole provision had an estimated initial fair value of $3.0 million, which was recorded as a discount to the Plus Cash Notes and a derivative liability on the consolidated balance sheet. The discount on the Plus Cash Notes will be accreted to par value through quarterly interest charges over the four-year term of the Plus Cash Notes. The auto-conversion make-whole provision can only be settled in cash, and accordingly, will remain classified as a derivative liability in the consolidated balance sheet as long as the provision is available. The auto-conversion make-whole provision will be adjusted to its fair value on a quarterly basis for the first two years that any such Plus Cash Notes are outstanding, with the corresponding charge or credit to other expense or income. The estimated fair value of the auto-conversion make-whole provision was determined using the Monte Carlo simulation model. The model uses several assumptions including: historical stock price volatility, risk-free interest rate, remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability. For the year ended December 31, 2004, the Company recorded other income on the consolidated statement of operations for the change in fair value of the auto-conversion make-whole provision of approximately $2.1 million. At December 31, 2004, the estimated fair value of the auto-conversion make-whole provision was approximately $0.1 million. The recorded value of the auto-conversion make-whole provision related to the Plus Cash Notes can fluctuate significantly based on fluctuations in the fair value of the Company’s common stock.

Holder’s Conversion Right

Pursuant to the terms of the Plus Cash Notes, these notes are convertible at the option of the holder, at anytime on or prior to maturity, other than an auto-conversion date or a redemption date. The holder’s conversion right represents an embedded derivative that is required to be accounted for apart from the underlying Plus Cash Notes. At issuance of the Plus Cash Notes, the holder’s conversion right had an estimated initial fair value of $20.3 million, which was recorded as a discount to the Plus Cash Notes and a derivative liability on the consolidated balance sheet. The discount on the Plus Cash Notes will be accreted to par value through quarterly interest charges over the four-year term of the Plus Cash Notes. Assuming the daily volume weighted price determined according to the voluntary conversion provision is or remains below the threshold price of $2.61, the derivative related to the holder’s conversion right will be adjusted quarterly for changes in fair value during the period of time that any such Plus Cash Notes are outstanding and classified as a derivative liability, with the corresponding charge or credit to other expense or income. In subsequent periods, if the daily volume weighted average price of our common stock determined according to the voluntary conversion provision equals or exceeds the threshold price of $2.61, the embedded derivative financial instrument related to the holder’s conversion right will be adjusted to fair value with the corresponding charge or credit to other expense or income and then reclassified from total liabilities to stockholders’ equity. Changes in fair value during the period of time that any such Plus Cash Notes are outstanding and classified within stockholders’ equity, will be made by a corresponding charge or credit to additional paid-in-capital. The estimated fair value of the holder’s conversion right was determined using the Black-Scholes option-pricing model. The model uses several assumptions including: historical stock price volatility, risk-free interest rate, remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability. For the year ended December 31, 2004, the Company recorded other income on the consolidated statement of operations for the change in fair value of the holder’s conversion right of approximately $10.0 million. At December 31, 2004, the estimated fair value of the holder’s conversion right was approximately $8.4 million. The recorded value of the holder’s conversion right related to the Plus Cash Notes can fluctuate significantly based on fluctuations in the fair value of the Company’s common stock.

For the years ended December 31, 2004 and 2003, the Company amortized $5.6 million and $1.5 million, respectively, of debt discount related to the Plus Cash Notes

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

Exchanges of the Plus Cash Notes for Shares of Common Stock

During the year ended December 31, 2004, the Company issued an aggregate of 12,129,496 shares of the Company’s common stock plus approximately $0.1 million cash in lieu of accrued and unpaid interest in exchange for $17.0 million in aggregate original principal amount of the Plus Cash Notes. The shares issued were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. No commission or other remuneration was paid or given directly or indirectly for soliciting these transactions. As a result of the exchanges, the Company incurred a non-cash loss of approximately $3.0 million due to the write-off of the unamortized debt discount and deferred financing costs related to the exchanged Plus Cash Notes. The Company did not effect any such exchanges during the year ended December 31, 2003.

Note 13. Restructuring and Asset Impairment Charges

During the year ended December 31, 2004, the Company recorded restructuring charges totaling approximately $1.1 million resulting from the wind-down of the business and operations of OptiX, the liquidation of its investment in TeraOp, , the impairment of certain long-lived assets and the disengagement from Easics N.V., its Belgian design center.

In July 2004, the Company informed OptiX that it planned to discontinue its ongoing funding of OptiX’s operations. Consequently, the OptiX Board of Directors voted to wind-down its business and operations. During the year ended December 31, 2004, the Company recorded a charge of $0.2 million related to severance, the impairment of assets and lease buy out costs. This charge was offset by a gain of $0.5 million related to the deconsolidation of OptiX, which resulted in a net restructuring benefit of $0.3 million for the year ended December 31, 2004.

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

In the fourth quarter of 2004, the Company recorded a charge of $0.2 million related certain engineering design tool assets that were determined to be impaired under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

In the fourth quarter of 2004, the Company finalized its plans to disengage from Easics N.V. This action resulted in a work force reduction of approximately 9% of the Company’s existing personnel and the sale of the business. As a result of this action, the Company incurred restructuring charges of approximately $1.6 million related to employee termination benefits and $0.1 million related to legal and other transaction costs. These charges were offset by a gain of $0.5 million on the sale of Easics N.V., for a net restructuring charge of approximately $1.1 million.

In January 2003, the Company announced a restructuring plan to lower its operating expenses. This plan resulted in a work-force reduction of approximately 24% of existing personnel. Also, the Company announced the closing of its South Brunswick, New Jersey (SOSi) design center, and the reduction of staff in Bedford,

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

Massachusetts and Shelton, Connecticut. This workforce reduction also impacted the Switzerland and Belgium locations. In addition, the Company postponed the completion of the IAD product line and archived the related intellectual property until that market returns, if ever. During the year ended December 31, 2003, the Company incurred approximately $3.4 million in restructuring expenses related to employee termination benefits and $0.5 million related to excess facility costs. In addition, the Company recorded a charge for fixed assets that were impaired with a net book value totaling $0.3 million and a patent on the IAD product line with a net book value of $0.2 million. This resulted in a total restructuring and asset impairment charge for the year ended December 31, 2003 totaling $4.4 million. This restructuring charge was partially off set by a benefit of $1.9 million realized, as the Company was able to sub-lease portions of excess facilities, for a net restructuring expense for the year ended December 31, 2003 of $2.5 million. The Company estimates that there will be future adjustments to the liability for future lease payments as market conditions change.

During the year ended December 31, 2002, the Company announced a restructuring plan under which the Company eliminated fifty-six positions and announced the closing of its design centers in Milpitas, California and Raleigh, North Carolina. In conjunction with this restructuring, the Company discontinued the AsTriX and Sertopia product lines and strategically refocused its research and development efforts. This plan resulted in employee termination benefits of $2.4 million and costs to exit facilities of $3.1 million, for a total restructuring expense of approximately $5.5 million. Restructuring charges for the year ended December 31, 2002 were $3.9 million as the Company recognized a restructuring benefit of approximately $1.6 million related to the sublease of a portion of excess facilities.

The Company will continue to closely monitor both its costs and revenue expectations in future periods and will take actions as market conditions dictate.

A summary of the restructuring liabilities and the activity for the years ended December 31, 2004 and December 31, 2003 is as follows:

	Fiscal 2004 Activity
	Restructuring Liabilities December 31, 2003	Restructuring Charges	Cash Payments January 1, 2004 – December 31, 2004	Non-cash asset write-offs	Adjustments and Changes to Estimates	Restructuring Liabilities December 31, 2004
Employee termination benefits	$—	1,730	$(1,730)	$—	$—	$—
Facility lease costs	24,144	43	(1,395)	—	(167)	22,625
Asset impairments	—	242	—	(242)	—	—
Other	—	(722)	—	722	—	—

Totals	$24,144	1,293	$(3,125)	$480	$(167)	$22,625

	Fiscal 2003 Activity
	Restructuring Liabilities December 31, 2002	Restructuring Charges Incurred with the January 15, 2003 Restructuring Plan	Cash Payments January 1, 2003 – December 31, 2003	Non-cash asset write-offs	Adjustments and Changes to Estimates	Restructuring Liabilities December 31, 2003
Employee termination benefits	$—	$3,428	$(3,077)	$(77)	$(274)	$—
Facility lease costs	27,557	467	(2,172)	—	(1,708)	24,144
Asset impairments	—	466	—	(466)	—	—

Totals	$27,557	$4,361	$(5,249)	$(543)	$(1,982)	$24,144

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

Note 14. Commitments and Contingencies

Lease Agreements

The Company leases buildings and equipment at its headquarters in Shelton, Connecticut as well as at its subsidiaries worldwide. Total rental costs expensed under all operating lease agreements was $1.4 million, $1.3 million and $1.7 million for the fiscal years ended December 31, 2004, 2003 and 2002, respectively.

During 2004, 2003 and 2002, the Company elected to exit certain design centers, but continues to have obligations on these particular facilities (refer to Note 13—Restructuring and Asset Impairment Charges for further disclosure). The following table summarizes future minimum operating lease commitments, including contractually obligated building operating commitments, that have remaining, non-cancelable lease terms in excess of one year at December 31, 2004, and future sublease income where the Company has leases in place:

	Operating Commitments	Sublease Agreements	Net Commitments
2005	$4,913	$2,261	$2,652
2006	4,148	2,227	1,921
2007	3,553	2,133	1,420
2008	3,593	2,081	1,512
2009	3,611	1,048	2,563
Thereafter	21,771	68	21,703

	$41,589	$9,818	$31,771

Patent Indemnity

Under the terms of substantially all of its sales agreements, the Company has agreed to indemnify its customers for costs and damages arising from claims against such customer based on, among other things, allegations that the Company’s product’s infringed upon the intellectual property rights of a third party. In the event of an infringement claim, the Company retains the right to (i) procure for the customer the right to continue using the product; (ii) replace the product with a non-infringing item which shall give equally good service; (iii) modify the product so that it becomes non-infringing; or (iv) remove the product and, on return of the product to the Company, the Company shall refund the buyers purchase price. Due to the nature of these indemnification agreements, the maximum potential future payments the Company could be required to make under these guarantees, when and if such claims may arise, cannot be reliably determined. No amounts have been accrued for any estimated losses with respect to these guarantees for customer indemnifications since it is not probable that a loss will be incurred. No claims were made under these indemnity provisions in 2004, 2003 and 2002.

Purchase Commitments

In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. As of December 31, 2004, the Company had purchase commitments totaling $5.6 million, of which $2.3 million related to licenses for engineering design tools to be purchased from one vendor in 2005 and 2006.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

Note 15. Supplemental Cash Flow Information

The following represents supplemental cash flow information:

	Years Ended December 31,
	2004	2003	2002
Cash paid for interest	$6,264	$5,365	$9,661
Cash paid for income taxes	$293	$233	$683

The following represents a supplemental schedule of non-cash investing and financing activities:

Company common stock issued in acquisitions	$—	$308	$—
Capital lease obligations in connection with property and equipment	$—	$—	$133
Common stock issued upon conversion of Plus Cash Notes	$16,303	$231	$—

The Company includes capital lease obligations as part of accrued expenses in the consolidated balance sheets.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

Note 16. Quarterly Information (Unaudited)

The following table contains selected unaudited consolidated statement of operations data for each quarter of fiscal years 2004 and 2003. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results to be expected for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year ended December 31, 2004
Net revenues	$8,205	$8,687	$8,348	$8,447	$33,687
Cost of revenues	2,146	2,404	2,500	2,719	9,769
Cost of revenues—provision for excess and obsolete inventories	—	—	571	—	571

Gross profit	6,059	6,283	5,277	5,728	23,347
Loss before extraordinary loss and cumulative effect of adoption of and changes in accounting principle	(14,987)	(7,173)	(8,254)	(13,933)	(44,347)
Net loss	(15,264)	(7,173)	(8,254)	(13,933)	(44,624)
Net loss and cumulative effect of adoption of and changes in accounting principle(1):
Basic	(0.17)	(0.08)	(0.09)	(0.13)	(0.47)
Diluted	(0.17)	(0.08)	(0.09)	(0.13)	(0.47)
Net loss per common share(1):
Basic	(0.17)	(0.08)	(0.09)	(0.13)	(0.47)
Diluted	(0.17)	(0.08)	(0.09)	(0.13)	(0.47)
Year ended December 31, 2003
Net revenues	$4,098	$6,607	$5,685	$7,430	$23,820
Cost of revenues	1,340	1,772	1,612	1,695	6,419
Cost of revenues—provision for excess and obsolete inventories	—	1,498	—	—	1,498

Gross profit	2,758	3,337	4,073	5,735	15,903
(Loss) income before extraordinary loss and cumulative effect of a change in accounting principle	(16,552)	(12,561)	2,620	(11,199)	(37,692)
Net (loss) income	$(17,440)	$(12,561)	$2,620	$(11,199)	$(38,580)
Net (loss) income per common share before extraordinary loss and cumulative effect of a change in accounting principle(1):
Basic	$(0.18)	$(0.14)	$0.03	$(0.12)	$(0.42)
Diluted	$(0.18)	$(0.14)	$0.03	$(0.12)	$(0.42)
Net (loss) income per common share(1):
Basic	$(0.19)	$(0.14)	$0.03	$(0.12)	$(0.43)
Diluted	$(0.19)	$(0.14)	$0.03	$(0.12)	$(0.43)

(1)	The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in thousands, except share and per share amounts)

Note 17. Fourth Quarter

In the fourth quarter of 2004, the Company recorded a number of non-cash items, which impacted its operating results. These items included: (1) a loss of $1.7 million reflecting the write-off of the unamortized debt discount associated with the exchange of $11.5 million face value of the Plus Cash Notes that were exchanged for approximately 8.9 million shares of common stock, (2) interest expense of approximately $1.3 million relating to the on-going amortization of the debt discount related to the Plus Cash Notes, (3) restructuring charges totaling approximately $0.8 million resulting from the Company’s disengagement from Easics N.V., the deconsolidation of OptiX and asset impairments; and (5) other expense of approximately $0.7 million to reflect the change in the fair value of the derivative liability relating to the Plus Cash Notes. Refer also to Note 1—Summary of Significant Accounting Policies, Note 12—Convertible Notes, Note 13—Restructuring and Asset Impairment Charges and Note 16—Quarterly Information. (unaudited)

Note 18. Related Party Transactions

In 2003, the Company entered into an agreement with OptiX under which OptiX agreed to provide subcontracting services to the Company. As a result of this agreement, the Company paid OptiX approximately $1.7 million and $1.0 million for these subcontracting services in 2004 and 2003, respectively. In 2004, the effect of these transactions was eliminated in the consolidated financial statements as required under FIN 46R.

Note 19. Subsequent Event

On January 17, 2005, the Company announced that it had implemented an organizational restructuring that included the elimination of 26 positions, representing approximately 10% of the Company’s workforce. Most of the positions eliminated were based in the Company’s Shelton and Boston locations. As a result, the Company expects to record a restructuring charge related to severance of approximately $1.0 million in the quarter ending March 31, 2005, and anticipates the restructuring to be substantially completed by the end of the first quarter, 2005.

SCHEDULE II

TRANSWITCH CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
Description	Balance at Beginning of Year	Charges to Costs and Expenses	Charges to Other Accounts		Deductions	Balance at End of Year
Year ended December 31, 2004:
Allowance for losses on:
Accounts receivable	$462	$309		$—	$(40)	$731
Inventories(1)	—	571		—	(571)	—
Sales returns and allowance	694	201		—	(498)	397
Stock rotation	978	832		—	(1,139)	671
Warranty	261	7		—	—	268
Deferred income tax assets valuation allowance	114,071	18,770		—	—	132,841

	$116,466	$20,690	$		$(2,248)	$134,908

Year ended December 31, 2003:
Allowance for losses on:
Accounts receivable	$452	$150		$—	$(140)	$462
Inventories(1)	—	1,498		—	(1,498)	—
Sales returns and allowance	969	485		—	(760)	694
Stock rotation	510	1,309		—	(841)	978
Warranty	226	313		—	(278)	261
Deferred income tax assets valuation allowance	97,359	16,712		—	—	114,071

	$99,516	$20,467		$—	$(3,517)	$116,466

Year ended December 31, 2002:
Allowance for losses on:
Accounts receivable	$1,601	$—		$(49)	$(1,100)	$452
Inventories(1)	—	4,832		—	(4,832)	—
Sales returns and allowance	1,900	—		—	(931)	969
Stock rotation	400	789		—	(679)	510
Warranty	150	27		49	—	226
Deferred income tax assets valuation allowance	12,289	85,070		—	—	97,359

	$16,340	$90,718		$—	$(7,542)	$99,516

(1)	During the fiscal years ended December 31, 2004, 2003 and 2002, the Company recorded charges to its inventory position for inventories, which were determined to be excess and obsolete. Refer to Note 6—Inventories in the Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2004, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information with respect to directors, the Audit Committee of the Board of Directors, Audit Committee financial experts and named executive officers is incorporated herein by reference to the section entitled Proposal No. 1 “Election of Directors”, “Audit and Finance Committee Report” and “Compensation and Other Information Concerning Named Executive Officers”, respectively, contained in our definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 19, 2005 which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2004. Information concerning Section 16(a) compliance is incorporated by reference to the section of our definitive proxy statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

The Company has a code of ethics that applies to all its directors, officers, employees and representatives. This code is publicly available at the investor relations section of the Company’s website located at http://www.transwitch.com. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed within the investor relations section of the Company’s website located at http://www.transwitch.com. The Company’s corporate governance principles and the charters of its Board of Directors’ Audit and Finance Committee, Nominations and Corporate Governance Committee and Compensation Committee are available at the investor relations section of the Company’s website at http://www.transwitch.com. These materials may also be requested in print by writing to the Company’s Investor Relations department at TranSwitch Corporation, Attention: Investor Relations, Three Enterprise Drive, Shelton, CT 06484.

Item 11. Executive Compensation.

Information with respect to executive compensation is incorporated herein by reference to the section entitled “Compensation and Other Information Concerning Named Executive Officers” contained in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners, directors and executive officers is incorporated herein by reference to the information in the section entitled “Security Ownership of Certain Beneficial Owners and Management”, “Related Party Transactions” and “Indemnification Matters” contained in our definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 19, 2005 which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2004.

Item 13. Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions of the Company is incorporated herein by reference to the sections entitled “Compensation Committee Interlocks and Insider Participation” and “Related Party Transactions” contained in our definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 19, 2005 which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2004.

Item 14. Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated herein by reference to the section entitled, under the headings “Information about the Corporation’s Independent Auditors” contained in our definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 19, 2005 which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2004.

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

(a) (3) Exhibits

3.1	Amended and Restated Certificate of Incorporation, as amended to date (previously filed as Exhibit 3.1 to TranSwitch’s quarterly report on Form 10Q for the quarter ended September 30, 2001 and incorporated herein by reference).

3.2	By-Laws, as amended and restated, (previously filed as Exhibit 3.2 to TranSwitch’s annual report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

4.1	Amended and Restated Certificate of Incorporation, as amended to date (previously filed as Exhibit 3.1 to TranSwitch’s quarterly report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

4.2	Specimen certificate representing the common stock of TranSwitch Corporation (previously filed as Exhibit 4.1 to TranSwitch’s quarterly report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

4.3	Rights Agreement, dated as of October 1, 2001, between TranSwitch Corporation and EquiServe Trust Company, N.A., which includes the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares (previously filed as Exhibit 1 to TranSwitch’s Registration Statement No. 0-25996 on Form 8-A filed on October 2, 2001 and incorporated by reference herein).

4.4	Indenture, by and between TranSwitch Corporation and State Street Bank and Trust Company, as trustee, relating to TranSwitch Corporation’s 4½% Convertible Notes, due September 12, 2005, dated September 12, 2000, (previously filed as Exhibit 4.1 to TranSwitch Corporation’s Registration Statement on Form S-3 (Registration No. 333-49980).

4.5	Form of 4½% Convertible Note due September 12, 2005 (previously filed as Exhibit A to Exhibit 4.6 to TranSwitch Corporation’s Registration Statement on Form S-3 (Registration No. 333-105332) and Form S-4 (Registration No. 333-105330).

4.6	Indenture, by and between TranSwitch Corporation and U.S. Bank National Association, as trustee, relating to TranSwitch Corporation’s 5.45% Convertible Plus Cash Notessm due September 30, 2007, dated September 30, 2003 (previously filed as Exhibit 10.1 to TranSwitch Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

4.7	Revised Form of 5.45% Convertible Plus Cash Note due September 30, 2007 (previously filed as Exhibit A to Exhibit 4.2 to TranSwitch Corporation’s Registration Statement on Form S-3 (Registration No. 333-105332) and Form S-4 (Registration No. 333-105330).

10.1	Third Amended and Restated 1995 Stock Option Plan, as amended (previously filed as an exhibit to the TranSwitch’s Definitive Proxy Statement on Schedule 14A dated April 26, 1999 and incorporated herein by reference).*

10.2	1995 Non-Employee Director Stock Option Plan, as amended (previously filed as Exhibit 4.4 to the TranSwitch’s Registration Statement on Form S-8 (File No. 333-89798) and incorporated herein by reference).*

10.3	Form of Incentive Stock Option Agreement under the 1995 Stock Plan (previously filed as an exhibit to the TranSwitch’s Registration Statement on Form S-8 (File No. 33-94234) and incorporated herein by reference).

10.4	Form of Non-Qualified Stock Option Agreement under the 1995 Stock Plan (previously filed as an exhibit to the TranSwitch’s Registration Statement on Form S-8 (File No. 33-94234) and incorporated herein by reference).

10.5	Form of Non-Qualified Stock Option Agreement under the 1995 Non-Employee Director Stock Option Plan (previously filed as an exhibit to the TranSwitch’s Registration Statement on Form S-8 (File No. 33-94234) and incorporated herein by reference).

10.6	Lease Agreement, as amended, with Robert D. Scinto (previously filed as Exhibit 10.14 to the TranSwitch’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10.7	2000 Stock Option Plan (previously filed as Exhibit 4.2 to TranSwitch’s Registration Statement on Form S-8 (File No. 333-75800) and incorporated by reference herein).*

10.8	Form of Non-Qualified Stock Option Agreement under the 2000 Stock Option Plan (previously filed as Exhibit 4.3 to TranSwitch’s Registration Statement on Form S-8 (File No. 333-75800) and incorporated by reference herein).

10.9	1999 Stock Incentive Plan of Onex Communications Corporation (previously filed as Exhibit 4.2 to TranSwitch’s Registration Statement on Form S-8 (File No. 333-70344) and incorporated by reference herein).

10.10	Form of Incentive Stock Option Agreement under the 1999 Stock Incentive Plan of Onex Communications Corporation (previously filed as Exhibit 4.3 to TranSwitch’s Registration Statement on Form S-8 (File No. 333-70344) and incorporated by reference herein).

10.11	Dealer Manager Agreement, by and between TranSwitch Corporation and U.S. Bancorp Piper Jaffray, dated August 27, 2003 (previously filed as Exhibit 10.1 to TranSwitch Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

10.12	Placement Agreement, by and between TranSwitch Corporation and U.S. Bancorp Piper Jaffray, dated August 27, 2003 (previously filed as Exhibit 10.2 to TranSwitch Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

11.1	Computation of Loss Per Share (filed herewith).

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

31.1	CEO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	CFO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	CEO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	CFO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Indicates management contract or compensatory plan, contract or arrangement identified as required in Item 15(a)(3) of Form 10-K

(b) Reports on Form 8-K.

On October 18, 2004, the Company filed a Current Report on Form 8-K, dated October 18, 2004, under Item 2.02, attaching a press release announcing financial results for the third quarter of 2004.

On November 19, 2004, the Company filed a Current Report on Form 8-K, dated November 16, 2004, under Item 2.05, disclosing the finalization of the Company’s plans to disengage from Easics N.V. (“Easics”), a wholly-owned research and development subsidiary in Belgium.

On November 19, 2004, the Company filed a Current Report on Form 8-K, dated November 18, 2004, under Item 3.02, disclosing the Company’s agreement to issue an aggregate of 8,850,556 shares of the Company’s common stock plus approximately $100,000 of cash in lieu of accrued and unpaid interest in exchange for $11.5 million in aggregate original principal amount of the Company’s Plus Cash Notes in separately negotiated transactions.

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

March 11, 2005

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

Name and Signature	Title(s)	Date

/S/ DR. SANTANU DAS Dr. Santanu Das	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 11, 2005

/S/ PETER J. TALLIAN Mr. Peter J. Tallian	Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 11, 2005

/S/ ALFRED F. BOSCHULTE Mr. Alfred F. Boschulte	Director	March 11, 2005

/S/ GERALD F. MONTRY Mr. Gerald F. Montry	Director	March 11, 2005

/S/ JAMES M. PAGOS Mr. James M. Pagos	Director	March 11, 2005

/S/ ALBERT E. PALADINO Dr. Albert E. Paladino	Director	March 11, 2005

/S/ ERIK H. VAN DER KAAY Mr. Erik H. van der Kaay	Director	March 11, 2005

/S/ HAGEN HULTZSCH Dr. Hagen Hultzsch	Director	March 11, 2005