Form 10-Q
period 2005-03-31
TRANSWITCH CORP /DE
filed 2005-05-09
CIK 944739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

At April 30, 2005, there were 103,615,970 shares of Common Stock, par value $.001 per share, of the Registrant outstanding.

TRANSWITCH CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended March 31, 2005

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$44,706	$17,311
Short-term investments in marketable securities	64,178	85,193
Accounts receivable, net	4,628	4,795
Inventories	2,319	2,933
Prepaid expenses and other current assets	2,106	2,243

Total current assets	117,937	112,475

Long-term investments in marketable securities	17,167	32,178
Property and equipment, net	3,590	3,590
Patents, net of accumulated amortization	1,040	1,080
Investments in non-publicly traded companies	2,213	2,108
Deferred financing costs, net	2,375	2,647
Other assets	567	630

Total assets	$144,889	$154,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,294	$1,385
Accrued expenses and other current liabilities	3,586	4,294
Accrued compensation and benefits	2,021	2,329
Accrued stock rotation and sales allowances	355	1,067
Accrued interest	58	1,430
Restructuring liabilities	2,254	1,093
4.50% Convertible Notes due 2005	24,442	24,442
Derivative liability	8	74

Total current liabilities	34,018	36,114

Restructuring liabilities	21,154	21,532
5.45% Convertible Plus Cash NotesSM due 2007, net of debt discount of $11,954 and $13,149, respectively	68,566	67,370
Derivative liability	6,899	8,461

Total liabilities	130,637	133,477

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value: 300,000,000 shares authorized; 103,577,055 and 103,447,488 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	103	103
Additional paid-in capital	307,920	307,876
Accumulated other comprehensive income	366	1,066
Accumulated deficit	(294,137)	(287,814)

Total stockholders’ equity	14,252	21,231

Total liabilities and stockholders’ equity	$144,889	$154,708

See accompanying notes to unaudited consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Net revenues:
Product revenues	$9,038	$8,203
Service revenues	9	2

Total net revenues	9,047	8,205
Cost of revenues:
Cost of product revenues	2,803	2,146
Provisions for excess and obsolete inventories	480	—
Cost of service revenues	—	—

Total cost of revenues	3,283	2,146

Gross profit	5,764	6,059
Operating expenses:
Research and development	6,212	13,669
Marketing and sales	2,708	3,331
General and administrative	1,199	1,871
Restructuring charge (benefit) and asset impairments, net	1,479	(151)

Total operating expenses	11,598	18,720

Operating loss	(5,834)	(12,661)
Other (expense) income:
Impairment of investments in non-publicly traded companies	—	(111)
Change in fair value of derivative liability	1,627	775
Interest:
Interest income	696	532
Interest expense	(2,787)	(3,419)

Interest expense, net	(2,091)	(2,887)

Total other expense, net	(464)	(2,223)

Loss before income taxes and cumulative effect of adoption of FIN 46R	(6,298)	(14,884)
Income tax expense	25	103

Loss before cumulative effect of adoption of FIN 46R	(6,323)	(14,987)
Cumulative effect on prior years of adoption of FIN 46R	—	(277)

Net loss	$(6,323)	$(15,264)

Basic and diluted loss per common share:
Loss before extraordinary loss and cumulative effect of adoption of and changes in accounting principles	$(0.06)	$(0.17)
Cumulative effect on prior years of adoption of and retroactive application of FIN 46R and new depreciation method	—	—

Net loss	$(0.06)	$(0.17)

Basic and diluted average common shares outstanding	103,476	91,031

See accompanying notes to unaudited consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2005	2004
Operating activities:
Net loss	$(6,323)	$(15,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,027	4,469
Provision for excess and obsolete inventories	480	—
Provision for doubtful accounts	210	19
Cumulative effect on prior years of adoption of FIN 46R	—	277
Non-cash restructuring benefit and asset impairments, net	(446)	(151)
Impairment of investments in non-publicly traded companies	—	111
Change in fair value of derivative liability	(1,627)	(775)
Changes in operating assets and liabilities:
Accounts receivable	(43)	477
Inventories	134	(155)
Prepaid expenses and other assets	121	519
Accounts payable	(86)	894
Accrued expenses and other current liabilities	(2,983)	(368)
Restructuring liabilities	783	(500)

Net cash used in operating activities	(6,753)	(10,447)

Investing activities:
Capital expenditures	(1,621)	(2,068)
Investments in non-publicly traded companies	(105)	(411)
Cash acquired upon consolidation of variable interest entities	—	124
Purchases of short and long-term held-to-maturity investments	(2,732)	(75,232)
Proceeds from maturities of short and long-term held-to-maturity investments	38,758	41,294

Net cash (used in) provided by investing activities	34,300	(36,293)

Financing activities:
Issuance of common stock under employee stock plans	44	54

Net cash provided by financing activities	44	54

Effect of exchange rate changes on cash and cash equivalents	(196)	(129)

Net change in cash and cash equivalents	27,395	(46,815)
Cash and cash equivalents at beginning of period	17,311	102,869

Cash and cash equivalents at end of period	$44,706	$56,054

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

Note 2. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of TranSwitch have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. These financial statements are prepared on a consistent basis with, and should be read in conjunction with, the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2004, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation for such periods. The results of operations for any interim period are not necessarily indicative of the results that may be achieved for the full year.

Note 3. Stock-Based Compensation

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

	Three Months Ended March 31,
	2005	2004
Net loss:
Reported net loss	$(6,323)	$(15,264)
Stock-based employee compensation expense determined under fair value based method for all awards	$(586)	$(4,210)

Pro forma loss	$(6,909)	$(19,474)

Basic and diluted loss per common share:
As reported	$(0.06)	$(0.17)
Pro forma	$(0.07)	$(0.21)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	March 31,
	2005	2004
Risk-free interest rate	3.71%	2.80%
Expected life in years	1.78	1.79
Expected volatility	98.91%	101.58%
Expected dividend yield	—	—

In accordance with SFAS 123, the weighted average fair value of stock options granted to employees was based on a theoretical statistical model using the above assumptions. However, because our stock options are not traded on any exchange, employees can receive no value or derive any benefit from holding stock options under these plans without an increase in the market price of our common stock relative to the respective dates of the option grants.

In December 2004, the FASB released its final revised standard, SFAS No. 123R, Share-Based Payment (SFAS 123R). SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The company will implement Statement 123R as of the beginning of fiscal year 2006, as permitted by a Securities and Exchange Commission Rule that was issued in April 2005. The Company is evaluating SFAS 123R and believes that it may have a material effect on the Company’s financial position and results of operations.

Note 4. Loss Per Common Share

Basic and diluted loss per common share is based upon the weighted average common shares outstanding during the periods. All “in-the-money” stock options for the three months ended March 31, 2005 and 2004, respectively, and shares issuable upon the conversion of the 4.50% Convertible Notes due 2005 and 5.45% Convertible Plus Cash NotesSM due 2007 were anti-dilutive.

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Tabular dollars in thousands, except share and per share amounts)

Note 5. Change in Accounting Principles

The Company adopted the provisions of FIN 46R and changed its accounting accordingly in the first quarter of 2004. As a result of the adoption of FIN 46R, the Company consolidated the results of its investment in OptiX Networks, Inc. (OptiX) and recorded a charge of $0.3 million for the three months ended March 31, 2004, as a cumulative effect of an accounting change. This charge has not been presented net of income taxes since the Company continues to maintain a full valuation allowance against net deferred income tax assets. In July 2004, the Company informed OptiX that it planned to discontinue funding of OptiX’s operations. Consequently, the Board of Directors of OptiX voted to wind-down its business and operations. The completion of the wind-down took place in the fourth quarter of 2004 resulting in the deconsolidation of OptiX from the Company’s financial statements.

Note 6. Reclassifications

Certain prior year amounts have been reclassified in the Statements of Cash Flows to conform to the current-year presentation. Auction rate securities and certain other investment securities previously reported as cash equivalents, have been reclassified as short-term investments in marketable securities. These reclassifications had no impact on the Company’s results of operations, total assets or changes in shareholders’ equity.

Note 7. Inventories

The components of inventories at March 31, 2005 and December 31, 2004 are as follows:

	March 31, 2005	December 31, 2004
Raw material	$232	$281
Work-in-process	1,127	1,117
Finished goods	960	1,535

Total inventories	$2,319	$2,933

During the three months ended March 31, 2005 the Company recorded provisions for excess and obsolete inventories of approximately $0.5 million.

In the years ended December 31, 2004, 2003, 2002 and 2001, the Company recorded provisions for excess and obsolete inventories of $0.6 million, $1.5 million, $4.8 million and $39.2 million, respectively. The effect of these inventory provisions was to write this excess inventory down to a new cost basis of zero. During the three months ended March 31, 2005 and 2004, the Company sold certain products that had previously been written down to a cost basis of zero. The following table presents the impact to gross profit of the excess and obsolete inventory charges and benefits for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %
Gross profit—as reported	$5,764	64%	$6,059	74%
Excess and obsolete inventory charge	480	5%	—	—
Excess inventory benefit (1)	(571)	(6)%	(1,137)	(14)%

Gross profit—as adjusted	$5,673	63%	$4,922	60%

(1)	The Company realized an excess inventory benefit from the sale of products that had previously been written down to a cost basis of zero. For the purposes of comparing the change in gross profit on net revenues, the Company is excluding this benefit and calculating gross profit on these product revenues as if they had been sold at their approximate historical average costs.

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Tabular dollars in thousands, except share and per share amounts)

Note 8. Comprehensive Loss

The components of comprehensive loss were as follows:

	Three Months Ended March 31,
	2005	2004
Net loss	$(6,323)	$(15,264)
Foreign currency translation adjustment	(196)	(129)

Total comprehensive loss	$(6,519)	$(15,393)

Note 9. Restructuring and Asset Impairment Charges

As a result of the prolonged downturn in the telecom industry, beginning in the third quarter of 2001, the Company has implemented various restructuring programs to reduce the Company’s operating expenses. In the quarter ended March 31, 2005, the Company recorded restructuring charges totaling approximately $1.5 million resulting from the Company’s disengagement from TranSwitch S.A., a wholly owned research and development subsidiary in Toulouse, France, workforce reductions in the Company’s United States locations, as well as related asset impairments and excess facility costs. A summary of the restructuring liabilities and the activity for the three months ended March 31, 2005 is as follows:

	Activity for the three months ended March 31, 2005
	Restructuring Liabilities December 31, 2004	Restructuring Charges	Cash Payments January 1, 2005– March 31, 2005	Non-cash Items	Adjustments and Changes to Estimates	Restructuring Liabilities March 31, 2005
Employee termination benefits	$—	$1,907	$(866)	$—	$—	$1,041
Facility lease costs	22,625	152	(274)	—	(434)	22,069
Asset impairments	—	182	—	(182)	—	—
Other	—	(328)	(2)	628	—	298

Totals	$22,625	$1,913	$(1,142)	$446	$(434)	$23,408

In January 2005, the Company implemented an organizational restructuring that included the elimination of 26 positions, primarily in the Company’s Shelton, Connecticut and Boston, Massachusetts locations. The restructuring is expected to reduce the Company’s salary and personnel expenses by approximately $2.5 million annually. As a result, the Company recorded restructuring charges of approximately $0.7 million related to employee termination benefits, $0.2 million related to asset impairments and $0.1 million related to excess facility costs, for a total restructuring charge of approximately $1.0 million.

In March 2005, the Company implemented a plan to disengage from TranSwitch S.A. (formerly ADV Engineering S.A.), a wholly owned research and development subsidiary in France. This action will result in the dismissal of approximately 20 employees and is expected to result in operating savings of approximately $2.0 million annually. As a result of this action, the Company incurred restructuring charges of approximately $1.2 million related to employee termination benefits and $0.3 million related to legal and other transaction costs. These charges were offset by translation and other gains of $0.6 million, for a net restructuring charge of approximately $0.9 million.

In the quarters ended March 31, 2005 and 2004, the Company recorded restructuring benefits of $0.4 million and $0.2 million, respectively, reflecting the Company’s new agreements to sub-lease certain portions of excess facilities that had previously been accrued.

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Tabular dollars in thousands, except share and per share amounts)

Note 10. Investments in Non-Publicly Traded Companies

The Company owns convertible preferred stock of Opulan Networks, Inc, and Metanoia Technologies, Inc. (Metanoia). In addition, the Company has a 3% limited partnership interest in Neurone II, a venture capital fund organized as a limited partnership. During the first quarter of 2005, the Company also has advanced Metanoia $0.1 million under a bridge loan. The Company had held an investment in Accordion Networks, Inc., which ceased operations in 2004. The Company accounts for these investments at cost. The financial condition of these companies is subject to significant changes resulting from their operating performance and their ability to obtain financing. The Company continually evaluates its investments in these companies for impairment.

Based upon its evaluations, the Company recorded impairment charges related to investments in non-publicly traded companies of $0.1 million, during the three months ended March 31, 2004. There were no such impairment charges recorded during the three months ended March 31, 2005.

Note 11. Convertible Notes

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

On September 30, 2003, the Company completed its exchange offer with and new money offering to the holders of the Company’s 4.50% Notes with the issuance of 5.45% Convertible Plus Cash NotesSM due September 30, 2007. As of March 31, 2005 and December 31, 2004, the remaining outstanding principal balance of the 4.50% Notes was $24.4 million.

The 4.50% Notes are unsecured and unsubordinated obligations and rank on parity in right of payment with all existing and future unsecured and unsubordinated indebtedness.

5.45% Convertible Plus Cash NotesSM due 2007

On September 30, 2003, the Company completed its exchange offer with and new money offering to holders of the 4.50% Notes. The Company issued $98.0 million aggregate principal amount of 5.45% Convertible Plus Cash NotesSM due September 30, 2007 (the Plus Cash Notes), which represented $74.0 million of Plus Cash Notes issued in exchange for the 4.50% Notes tendered in the exchange offer and $24.0 million of additional Plus Cash Notes sold for cash to holders of existing 4.50% Notes. The net proceeds from the new money offering are being used for general corporate purposes, including working capital and research and development. During the year ended December 31, 2004, the Company exchanged, in privately negotiated transactions with holders of the Plus Cash Notes pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, approximately $17.0 million in aggregate original principal amount of the Plus Cash Notes for approximately 12.1 million shares of the Company’s common stock plus approximately $0.1 million cash in lieu of accrued and unpaid interest. No such exchanges were effected in the three months ended March 31, 2005. As of March 31, 2005 and December 31, 2004, the remaining outstanding principal balance of the Plus Cash Notes was $80.5 million.

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

Auto-Conversion Make-Whole Provision

Pursuant to the terms of the Plus Cash Notes, the Company will pay additional interest equal to two full years of interest on the Plus Cash Notes (the auto-conversion make-whole provision), less any interest actually paid or provided for on the Plus Cash Notes if the Plus Cash Notes are automatically converted by the Company on or prior to September 30, 2005. The auto-conversion make-whole provision represents an embedded derivative that is required to be accounted for apart from the underlying Plus Cash Notes. At issuance of the Plus Cash Notes, the auto-conversion make-whole provision had an estimated initial fair value of $3.0 million, which was recorded as a discount to the Plus Cash Notes and a derivative liability on the consolidated balance sheets. The discount on the Plus Cash Notes will be accreted to par value through quarterly interest charges over the four-year term of the Plus Cash Notes. The auto-conversion make-whole provision can only be settled in cash, and accordingly, will remain classified as a derivative liability in the consolidated balance sheets as long as the provision is available. The auto-conversion make-whole provision will be adjusted to its fair value on a quarterly basis for the first two years that any such Plus Cash Notes are outstanding, with the corresponding charge or credit to other expense or income. The estimated fair value of the auto-conversion make-whole provision was determined using the Monte Carlo simulation model. The model uses several assumptions including: historical stock price volatility, risk-free interest rate, remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability. For the three months ended March 31, 2005 and 2004, the Company recorded other income on the consolidated statements of operations for the change in fair value of the auto-conversion make-whole provision of approximately $0.1 million and $0.6 million, respectively. At March 31, 2005 and December 31, 2004, the estimated fair value of the auto-conversion make-whole provision was approximately zero and $0.1 million, respectively. The recorded value of the auto-conversion make-whole provision related to the Plus Cash Notes can fluctuate significantly based on fluctuations in the fair value of the Company’s common stock and the time remaining of this feature.

Holder’s Conversion Right

Pursuant to the terms of the Plus Cash Notes, these notes are convertible at the option of the holder, at anytime on or prior to maturity, other than on an auto-conversion date or a redemption date (Holder’s Conversion Right). The Holder’s Conversion Right represents an embedded derivative that is required to be accounted for apart from the underlying Plus Cash Notes. At issuance of the Plus Cash Notes, the Holder’s Conversion Right had an estimated initial fair value of $20.3 million, which was recorded as a discount to the Plus Cash Notes and a derivative liability on the consolidated balance sheets. The discount on the Plus Cash Notes will be accreted to par value through quarterly interest charges over the four-year term of the Plus Cash Notes. Assuming the daily volume weighted average price determined according to the voluntary conversion provision in the Plus Cash Notes indenture is or remains below the threshold price of $2.61, the derivative related to the Holder’s Conversion Right will be adjusted quarterly for changes in fair value during the period of time that any such Plus Cash Notes are outstanding and classified as a derivative liability, with the corresponding charge or credit to other expense or income. In subsequent periods, if the daily volume weighted average price of the Company’s common stock determined according to the voluntary conversion provision

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Tabular dollars in thousands, except share and per share amounts)

equals or exceeds the threshold price of $2.61, the embedded derivative financial instrument related to the Holder’s Conversion Right will be adjusted to fair value with the corresponding charge or credit to other expense or income and then reclassified from total liabilities to stockholders’ equity. Changes in fair value during the period of time that any such Plus Cash Notes are outstanding and classified within stockholders’ equity, will be made by a corresponding charge or credit to additional paid-in-capital. The estimated fair value of the Holder’s Conversion Right was determined using the Black-Scholes option-pricing model. The model uses several assumptions including: historical stock price volatility, risk-free interest rate, remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability. For the three months ended March 31, 2005 and 2004, the Company recorded other income on the consolidated statements of operations for the change in fair value of the Holder’s Conversion Right of approximately $1.50 .million and $0.2 million, respectively. At March 31, 2005 and December 31, 2004, the estimated fair value of the Holder’s Conversion Right was approximately $6.9 million and $8.4 million, respectively. The recorded value of the Holder’s Conversion Right related to the Plus Cash Notes can fluctuate significantly based on fluctuations in the fair value of the Company’s common stock.

For the three months ended March 31, 2005 and 2004, the Company amortized $1.2 million and $1.5 million, respectively of debt discount related to the Plus Cash Notes as discussed above.

Note 12. Supplemental Cash Flow Information

The following represents supplemental cash flow information for the three months ended March 31, 2005 and 2004:

	Three months ended March 31,
	2005	2004
Cash paid for interest	$2,692	$3,207

The following represents a supplemental schedule of non-cash investing and financing activities:

Conversion of 5.45% Plus Cash Notes into Common stock	$—	$98

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

Results of operations. This section provides an analysis of our results of operations for the three months ended March 31, 2005 and 2004. In addition, a brief description is provided of transactions and events that impact the comparability of the results being analyzed.

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

Our markets began to stabilize in 2003, and we believe that we are now in the early stages of a market recovery. For the year ended December 31, 2004, our revenues were up $9.9 million or 41% over the previous year, reflecting this strengthening in demand. For the three months ended March 31, 2005, our revenues were $9.0 million compared to $8.2 million in the same period last year. As our markets continue to strengthen, we believe that our investment in product development has positioned us to take advantage of this recovery.

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

At the time of shipment, we record an expense (and related liability) against our gross product revenues for future price protection. This liability is established based on historical experience and contractually agreed to provisions. We had established liabilities totaling $0.2 million and $0.4 million as of March 31, 2005 and December 31, 2004, respectively, for price protection and sales allowances related to shipments that were recorded as revenue during the preceding twelve months. Should our actual experience differ from our estimated liabilities, there could be adjustments (either favorable or unfavorable) to our net revenues, cost of revenues and gross profits.

We also record, at the time of shipment, an expense (and related liability) against our gross product revenues and an inventory asset against product cost of revenues in order to establish a provision for the gross margin related to future returns under our distributor stock rotation program. As of March 31, 2005, we had established a liability of $0.2 million against our gross product revenues and an inventory asset of $0.1 million against our product cost of revenues, for a net stock rotation reserve of $0.1 million. This compares to a liability of $0.7 million and an inventory asset of $0.1 million for a net stock rotation reserve of $0.6 million as of December 31, 2004. Should our actual experience differ from our estimated liabilities, there could be adjustments (either favorable or unfavorable) to our net revenues, cost of revenues and gross profits.

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

During the three months ended March 31, 2005 and 2004, we recorded other income of $1.6 million and $0.8 million, to reflect the change in fair value of our derivative liability, which is calculated below:

(Tabular dollars in thousands, except per share amounts)	March 31, 2005	December 31, 2004	March 31, 2004	December 31, 2003
Closing price of our common stock used to value our derivative liability	$1.37	$1.54	$2.31	$2.30
Estimated fair value of Auto-Conversion Make Whole Provision	8	74	1,602	2,186
Estimated fair value of Holder’s Conversion Right	6,899	8,461	18,282	18,473

Total Liability	$6,907	$8,535	$19,884	$20,659

Total change in fair value determined during the three months ended March 31, 2005 and 2004 and recorded as other income	$1,627		$775

At each balance sheet date, we adjust the derivative financial instruments to their estimated fair value and analyze the holder’s conversion right to determine its classification as a liability or equity. As of March 31, 2005, the estimated fair value of our derivative liability was $6.9 million, of which $0.0 million and $6.9 million related to the auto-conversion make-whole provision and holder’s conversion right, respectively. As of December 31, 2004, the estimated fair value of our derivative liability was $8.5 million, of which $0.1 million and $8.4 million related to the auto-conversion make-whole provision and holder’s conversion right, respectively. The estimated fair value of the auto-conversion make-whole provision and holder’s conversion right were determined using the Monte Carlo simulation model and the Black-Scholes option-pricing model, respectively. These models use several assumptions including: historical stock price volatility, risk-free interest rates, remaining maturity, and the closing price of our common stock to determine estimated fair value of our derivative liability. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock during each quarterly period. Accordingly, we have calculated the fair value of the derivative liability as shown in the following different scenarios. We have included the change in the fair value of the derivative liability below based on all assumed estimates remaining the same except for our common stock price.

% change from our actual common stock price of $1.37 as of March 31, 2005

(Tabular dollars in thousands, except per share data)
% change from our actual common stock price of $1.37 as of March 31, 2005	(50)%	(25)%	(10)%	Actual	10%	25%	50%

Closing price of our common stock used to value our derivative liability	$0.69	$1.03	$1.23	$1.37	$1.51	$1.71	$2.06

Estimated fair value of our derivative liability as of March 31, 2005	$2,400	$4,541	$5,910	$6,907	$7,931	$9,432	$12,108

Change in fair value of our derivative liability determined during the first quarter of 2005 and recorded as other income (expense)	$6,135	$3,994	$2,625	$1,627	$604	$(897)	$(3,573)

Incremental other income (expense) that would have been recorded in first quarter of 2005	$4,508	$2,367	$998	$—	$(1,023)	$(2,524)	$(5,200)

As of March 31, 2005 and December 31, 2004, these embedded derivative financial instruments were recorded and classified as a derivative liability on our consolidated balance sheets because the daily volume weighted average price of our common stock determined according to the voluntary conversion provision contained in the Plus Cash Notes indenture was below the threshold price of $2.61 as set forth in the terms of the Plus Cash Notes. Thus, if any holders of the Plus Cash Notes voluntarily converted their Plus Cash Notes, we would have to pay the plus cash amount in cash. Assuming the daily volume weighted average price of our common stock remains below the threshold price, this embedded derivative related to the holder’s conversion right will continue to be classified as a liability and adjusted quarterly for changes in fair value during the period of time that any such Plus Cash Notes are outstanding, with the corresponding charge or credit to other expense or income.

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

Estimated Excess Inventories. We periodically review our inventory levels to determine if inventory is stated at the lower of cost or net realizable value. The telecommunications and data communications industries have experienced a significant downturn during the past few years and, as a result, we have had to evaluate our inventory position based on known backlog of orders, projected sales and marketing forecasts, shipment activity and inventory held at our significant distributors. During the three months ended March 31, 2005 and 2004, we recorded charges for excess and obsolete inventories of approximately $0.5 million and zero, respectively. We also recorded excess inventory charges of approximately $0.6 million, $1.5 million, $4.8 million and $39.2 million in fiscal years ending 2004, 2003, 2002 and 2001, respectively. Most of these products have not been disposed of and remain in our inventory.

During the three months ended March 31, 2005 and 2004, we recorded net product revenues of approximately $2.9 million and $3.2 million, respectively, on shipments of excess inventory that had previously been written down to their estimated net realizable value. This resulted in gross margins of approximately 91% in the first quarter of 2005 and 100% in the first quarter of 2004 on these product revenues. Had these products been sold at our historical average cost basis, a 71% and 60% gross margin would have been recorded on these product shipments for the three months ended March 31, 2005 and 2004, respectively. We currently do not anticipate that a significant amount of the excess inventories subject to the write-downs described above will be used in the future based upon our current demand forecast. Should our actual future demand exceed the estimates that we used in writing down our excess inventories, we will recognize a favorable impact to cost of revenues and gross profits. Should demand fall below our current expectations, we may record additional inventory write-downs which will result in a negative impact to cost of revenues and gross profits.

Estimated Restructuring Reserves. As a result of the prolonged downturn in the telecom industry, beginning in the third quarter of 2001, we have implemented various restructuring programs to reduce our operating expenses. In the quarter ended March 31, 2005, we recorded restructuring charges totaling approximately $1.5 million resulting from our disengagement from TranSwitch S.A., a wholly owned research and development subsidiary in Toulouse, France, workforce reductions in our United States locations, as well as related asset impairments and excess facility costs. In the three months ended March 31, 2004, we recorded a restructuring benefit of $0.2 million, reflecting our agreement to sub-lease certain portions of excess facilities that had previously been reserved. We also recorded restructuring charges and asset impairments totaling $1.1 million, $2.5 million, and $3.9 million in fiscal years ended December 31, 2004, 2003 and 2002, respectively. At March 31, 2005 and December 31, 2004, the restructuring liabilities were $23.4 million and $22.6 million, respectively, on our consolidated balance sheets. Certain assumptions are used by us to derive this estimate, including future maintenance costs, price escalation and sublease income derived from these facilities. Should we negotiate additional sublease rental income agreements or reach a settlement with our lessors to be released from our existing obligations, we could realize a favorable benefit to our results of future operations. Should future lease, maintenance or other costs related to these facilities exceed our estimates, we could incur additional expenses in future periods.

Valuation of Investments in Non-Publicly Traded Companies. Since 1999, we have been making strategic equity investments in non-publicly traded companies that develop technologies that are complementary to our product road map. We initially evaluate each investment to determine whether a variable interest has been created in a variable interest entity and whether we then should consolidate our investment according to the provisions of FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R). Depending on the facts and circumstances surrounding each investment, we make a determination as to the consolidation of the investment based on the specific requirements of FIN 46R. If we conclude that consolidation of the investment is not appropriate, then we evaluate each investment based on our level of ownership and whether or not we have the ability to exercise significant influence over the investee company. As a result of this evaluation, we then account for these investments on either the cost or equity method, and review such investments periodically for impairment. The appropriate reductions in carrying values are recorded when, and if, necessary. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, we carefully consider the investee’s cash position, projected cash flows (both short- and long-term), financing needs, most recent valuation data, the current investing environment, management / ownership changes and competition. This evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. Based on our evaluations, we recorded an impairment charge related to our investments in non-publicly traded companies of $0.1 million during the three months ended March 31, 2004. No such charge was recorded in the three months ended March 31, 2005. We used the modified equity method of accounting to determine the impairment loss for certain investments, as it was determined that no better current evidence of the value of our cost method investments existed and we believe that this gives us the best basis for our estimate given the negative cash flows of these companies. The modified equity method of accounting results in recording an impairment loss for a cost method investment equal to the investor’s proportionate share of the investee’s losses as its contributed capital is consumed to fund operating losses of the investee from the inception of the investor’s investment.

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

	Three Months Ended March 31,
	2005	2004
Net revenues:
Product revenues	100%	100%
Service revenues	—%	—%

Total net revenues	100%	100%
Cost of revenues:
Product cost of revenues	31%	26%
Provision for excess inventories	5%	—

Total cost of revenues	36%	26%

Gross profit	64%	74%

Operating expenses:
Research and development	69%	167%
Marketing and sales	30%	40%
General and administrative	13%	23%
Restructuring charge (benefit) and asset impairments, net	16%	(2)%

Total operating expenses	128%	228%

Operating loss	(64)%	(154)%

Net Revenues

The following tables summarizes our net product revenue mix by product line for the three months ended March 31, 2005 and 2004:

Tabular dollars in thousands	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004		Percentage Increase (Decrease) in Product Line Revenues
	Product Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues
SONET/SDH	3,637	40%	$3,995	49%	(9)%
Asynchronous/PDH	2,193	24%	1,670	20%	31%
ATM/IP	3,208	36%	2,538	31%	26%

Total	9,038	100%	$8,203	100%	10%

The increase in net revenues for the three months ended March 31, 2005 compared to the same period in 2004 is primarily due to increased volume shipments in both our Asynchronous/PDH, primarily the QE1F-Plus product, category and our ATM/IP, primarily the Aspen and Aspen Express products, category. The increase in volume in these product lines can be attributed to overall increased demand as well as inventory depletion in the distribution channel. As inventory is being consumed, customers are placing new orders to meet their end demand.

Included in total net revenues were service revenues consisting of design services performed for third parties on a short-term contract basis. Service revenues are not our primary strategic focus and, as such, will fluctuate up or down from period to period, depending on business priorities.

International net revenues represented approximately 85% and 60% of net revenues for the three months ended March 31, 2005 and 2004, respectively. The increase in international sales reflects higher sales to Asia as our customers shift manufacturing capacity to that region.

Gross Profit

The following tables present the favorable impact to gross profit from the sale of previously written down inventory for the three months ended March 31, 2005 and 2004:

Tabular dollars in thousands	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %
Gross profit — as reported	$5,764	64%	$6,059	74%
Excess inventory benefit(1)	(571)	(6)%	(1,137)	(14)%
Excess and obsolete inventory charge(2)	480	5%	—	—%

Gross profit — as adjusted	$5,673	63%	$4,922	60%

(1)	During the three months ended March 31, 2005 and 2004, we realized an excess inventory benefit from the sale of products that had previously been written down to a cost basis of zero. For the purposes of comparing the change in gross profit on net revenues, we are excluding this benefit and calculating gross profit on these product revenues as if they had been sold at their historical average costs.
(2)	We recorded excess and obsolete inventory charges totaling $0.5 million and zero for the three months ended March 31, 2005 and 2004, respectively.

Total gross profit for the three months ended March 31, 2005 declined by approximately $0.3 million, or 5% from the comparable three months of the prior year. The decline in gross profit reflects the impact of the excess and obsolete inventory charge totaling $0.5 million for the three months ended March 31, 2005. Excluding the benefit from sales of previously written down inventory and the impact of excess and obsolete inventory charges, for the three months ended March 31, 2005, gross profit increased by approximately $0.8 million, or 15%. The fluctuations in gross profit margins are due to changes in the product mix over the prior year and do not indicate a shift in our margin trend, either positive or negative.

We anticipate that gross profit will continue to be impacted by fluctuations in the volume and mix of our product shipments as well as material costs, yield and the fixed cost absorption of our product operations.

Research and Development

Research and development expenses were $6.2 million for the three months ended March 31, 2005, a decrease of $7.5 million or 55% over the same prior year period. This decrease reflects the closure of the Company’s design center in Belgium, the workforce reductions in the Company’s U.S. design locations, reductions in sub-contracting resources, and the Company’s disengagement from development stage entities in Israel. In addition, depreciation costs were down $1.1 million from the first quarter of 2004, reflecting the Company’s reduced capital spending in recent periods and the wind-down of depreciation of assets purchased in 2001 and 2002.

We believe that continued investment in the design and development of future products is vital to maintain a competitive edge. We have monitored our known and forecasted revenue demand and operating expense run rates closely. Furthermore, in 2004, we completed a significant enhancement to our product portfolio which we believe positions us well with our customer base. As a result, commencing in 2004 and continuing through the first quarter of 2005, we completed the restructuring actions described above. We continue to seek opportunities to focus our research and development activities and will continue to closely monitor both our costs and our revenue expectations in future periods. We will continue to concentrate our spending in this area to meet our customer requirements and respond to market conditions.

Marketing and Sales

Marketing and sales expenses consist primarily of personnel-related expenses, trade show expenses, travel expenses and facilities expenses. Marketing and sales expenses decreased by approximately $0.6 million, or 19% for the three months ended March 31, 2005 compared to the same period in the prior year. The decrease is primarily due to workforce reductions completed in the first quarter of 2005. As a percentage of total net revenues, our marketing and sales costs decreased as we continue to monitor our discretionary spending as well as experience an increase in our total net revenue.

We have monitored our known and forecasted sales demand and operating expense run rates closely and, as a result, have taken five restructuring actions since June 2001. We have added resources in those markets, primarily Asia, where we believe customer requirements warrant the additional operating expense. We will continue to closely monitor both our costs and our revenue expectations in future periods and will take actions as market conditions dictate. There can be no assurances that future acquisitions, market conditions or unforeseen events will not cause our expenses to rise or fall in future periods.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, professional and legal fees and facilities expenses. The decrease in general and administrative expenses of approximately $0.7 million, or 36% for the three months ended March 31, 2005 compared to the same period in the prior year is primarily due to the workforce reductions completed in the first quarter of 2005, lower professional service fees, and legal fees. As a percentage of total net revenues, our general and administrative sales costs decreased as we continue to monitor our discretionary spending as well as experience an increase in our total net revenues.

Restructuring Charge (Benefit) and Asset Impairments, net

During the three months ended March 31, 2005, the Company recorded restructuring charges totaling $1.5 million resulting from the Company’s workforce reductions in the United States, the disengagement from the Company’s design center in Toulouse, France and further reductions in the Company’s U.S. facilities expenses. The Company expects to realize annual savings of approximately $4.5 million as a result of these actions. In the three months ended March 31, 2004, restructuring benefits totaled $0.2 million, related to the sub-lease of excess facilities.

Impairment of Investments in Non-Publicly Traded Companies

The Company owns convertible preferred stock of Opulan Networks, Inc, and Metanoia Technologies, Inc. (Metanoia). In addition, the Company has a 3% limited partnership interest in Neurone II, a venture capital fund organized as a limited partnership. During the first quarter of 2005, the Company also has advanced Metanoia $0.1 million under a bridge loan. The Company had held an investment in Accordion Networks, Inc., which ceased operations in 2004. The Company accounts for these investments at cost. The financial condition of these companies is subject to significant changes resulting from their operating performance and their ability to obtain financing. The Company continually evaluates its investments in these companies for impairment.

Based upon its evaluations, the Company recorded impairment charges related to investments in non-publicly traded companies of $0.1 million, during the three months ended March 31, 2004. There were no such impairment charges recorded during the three months ended March 31, 2005.

We will continue to periodically review all of our investments in non-publicly traded companies for impairment in future periods. There can be no assurance that future impairments will not be necessary.

Change in Fair Value of Derivative Liability

For the three months ended March 31, 2005 and 2004, we recorded other income of approximately $1.6 million and $0.8 million, respectively to reflect the change in the fair value of derivative liability resulting from issuance of the Plus Cash Notes (for further discussion, please refer to Item 1, Note 11 – Convertible Notes of our Unaudited Consolidated Financial Statements).

Interest Expense, net

The decrease in interest expense, net for the three months ended March 31, 2005, as compared to the same period in 2004 is primarily due to the reduction of the amortization of debt discount on the Plus Cash Notes. During the year ended December 31, 2004, the Company exchanged, in privately negotiated transactions with holders of the Plus Cash Notes pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, approximately $17.0 million in aggregate original principal amount of the Plus Cash Notes for approximately 12.1 million shares of the Company’s common stock plus approximately $0.1 million cash in lieu of accrued and unpaid interest. As a result of the reduction in the aggregate original principal amount of the Plus Notes, the balance of the debt discount to be amortized has also been reduced. Also contributing to the decrease in interest expense, net is higher interest income due to higher market yields on the Company’s average cash balances during the three months ended March 31, 2005 compared to the three months ended March 31, 2004. At March 31, 2005 and 2004, the effective interest rate on our interest-bearing securities was approximately 2.38% and 1.25%, respectively.

Income Tax Expense

For the three months ended March 31, 2005 and 2004, income tax expense was $0.02 million and $0.1 million, respectively, reflecting income taxes on the earnings of certain of the Company’s foreign subsidiaries.

During the three months ended March 31, 2005 and 2004, we evaluated our deferred tax assets as to whether it is “more likely than not” that the deferred tax assets will be realized. In our evaluation of the realizability of deferred tax assets, we consider projections of future taxable income, the reversal of temporary differences and tax planning strategies. We have evaluated and determined that it is not “more likely than not” that all of the deferred tax assets will be realized. Accordingly, a valuation reserve was recorded against all of our net deferred tax assets. In future periods, we will not recognize a deferred tax benefit and will maintain a deferred tax valuation allowance until we achieve sustained taxable income. Additionally, in the future, we expect our current income tax expense to be related to taxable income generated by our foreign subsidiaries.

Cumulative Effect on Prior Years of the Application of FIN 46R

We adopted the provisions of FIN 46R and changed our accounting accordingly in the first quarter of 2004. As a result of the adoption of FIN 46R, we consolidated the results of our investment in OptiX and recorded a charge of approximately $0.3 million for the three months ended March 31, 2004 as a cumulative effect of an accounting change.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005 and December 31, 2004, we had total cash, cash equivalents and investments in marketable securities of approximately $126.0 million and $134.7 million, respectively. This is our primary source of liquidity, as we are not currently generating positive cash flow from our operations. Details of our cash inflows and outflows for the three months ended March 31, 2005 as well as a summary of our cash, cash equivalents and investments in marketable securities and future commitments are detailed as follows:

Cash, Cash Equivalents and Investments

We have financed our operations and have met our capital requirements since incorporation in 1988 primarily through private and public issuances of equity securities, convertible notes, bank borrowings and cash generated from operations. Our principal sources of liquidity as of March 31, 2005 consisted of $44.7 million in cash and cash equivalents, $64.2 million in short-term investments and $17.2 million in long-term investments in marketable securities, for a total cash, cash equivalents and investment balance of $126.1 million. Cash equivalents are instruments with original maturities of less than 90 days, short-term investments have original maturities of greater than 90 days but remaining maturities of less than one year and long-term investments have remaining maturities of greater than one year. Our cash equivalents and investments consist of U.S. Treasury Bills, corporate debt, taxable municipal securities, money market instruments, overnight repurchase investments, commercial paper and auction rate securities.

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

	March 31, 2005	December 31, 2004	Change	March 31, 2004	December 31, 2003	Change
Cash and Cash equivalents	$44,706	$17,311	$27,395	$56,054	$102,869	$(46,815)
Short term investments	64,178	85,193	(21,015)	79,107	49,182	29,925
Long term investments	17,167	32,178	(15,011)	31,312	27,300	4,012

Total Cash and investments	$126,051	$134,682	$(8,631)	$166,473	$179,351	$(12,878)

Cash Inflows and Outflows

During the three months ended March 31, 2005, the net increase in cash and cash equivalents was $27.4 million compared to a net decrease of $46.8 million during the three months ended March 31, 2004. As reported on our consolidated statements of cash flows, the increase in cash and cash equivalents during the three months ended March 31, 2005 and decrease in cash and cash equivalents during the three months ended March 31, 2004 is summarized as follows:

Tabular dollars in thousands	Three months ended March 31,
	2005	2004
Net cash used in operating activities	$(6,753)	$(10,447)
Net cash provided by (used in) investing activities	34,300	(36,293)
Net cash provided by financing activities	44	54
Effect of foreign exchange rate changes	(196)	(129)

Total increase (decrease) in cash and cash equivalents	$27,395	$(46,815)

Details of our cash inflows and outflows are as follows during the three months ended March 31, 2005:

Operating Activities: During the three months ended March 31, 2005, we used $6.8 million in cash and cash equivalents in operating activities as compared with $10.4 million used during the same prior year period. This was comprised primarily of our net loss of $ 6.3 million and an increase in working capital of $2.1 million partially offset by non-cash charges totaling $1.6 million. The components of our net loss are detailed in our Results of Operations section included above in this Item. Components of our significant non-cash adjustments are as follows:

Non-cash Adjustments	Three months ended March 31, 2005 (amounts in thousands)	Explanation of Non-cash Activity
Depreciation and amortization	$3,027	Consists of depreciation of property and equipment as well as amortization of deferred financing fees, patents and unearned compensation.

Change in fair value of derivative liability	(1,627)	During the three months ended March 31, 2005, we recorded other income to reflect the change in the fair value of our derivative liability.

Other non-cash items, net	244	Other non-cash items include items such as adjustments to our restructuring liability, allowance for doubtful accounts and provision for excess and obsolete inventory.

Total non-cash adjustments to net loss	$1,644

Investing Activities: Cash generated by investing activities was $34.3 million for the three months ended March 31, 2005 as compared with $36.3 million used in investing activities in the three months ended September 30, 2004. Specific investing activity during the three months ended March 31, 2005 and 2004 was as follows:

•	During the three months ended March 31, 2005, we invested approximately $1.6 million in capital equipment. This compares to $2.1 million in the same period of 2004. The Company expects that capital spending for the remainder if the year will be approximately $2 million.

•	We invested approximately $0.1 million in non-publicly traded companies during the three months ended March 31, 2005 compared to $0.4 million in the same period of 2004.

•	In the first quarter of 2004, we received cash upon the consolidation of variable interest entities of $0.1 million. No such action occurred during the first quarter of 2005.

•	Our net proceeds from short- and long-term investments during the three months ended March 31, 2005, was $36.0 million as compared to a net investment of $33.9 million in the same period of 2004.

Financing Activities: During the first quarters of both 2005 and 2004, cash flows from financing activities were less than $0.1 million and consisted of proceeds from the issuance of common stock under our employee stock plans.

Effect of Exchange Rates and Inflation: Exchange rates and inflation have not had a significant impact on our operations or cash flows.

Commitments and Significant Contractual Obligations

We have existing commitments to make future interest payments on our existing 4.50% Notes and also to redeem these notes in September 2005. We also have commitments to make future interest payments on our Plus Cash Notes and to redeem these notes in September 2007. Over the remaining life of both the outstanding 4.50% Notes and Plus Cash Notes, we expect to accrue and pay approximately $11.5 million in interest to the holders thereof.

We have outstanding operating lease commitments of approximately $40.9 million, payable over the next fifteen years. Some of these commitments are for space that is not being utilized and, for which, we recorded restructuring charges in prior periods. We are in the process of trying to sublease additional excess space but it is unlikely that any sublease income generated will offset the entire future commitment. As of March 31, 2005, we have sublease agreements totaling $9.7 million to rent portions of our excess facilities over the next six years. We currently believe that we can fund these lease commitments in the future; however, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

We have also pledged approximately $0.9 million in available cash and cash equivalents as collateral for stand-by letters of credit that guarantee certain long-term property lease obligations.

There have been no material changes to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 15, 2005.

Recent Accounting Pronouncement

In December 2004, the FASB released its final revised standard, SFAS No. 123R, Share-Based Payment. SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The company will implement Statement 123R as of the beginning of fiscal year 2006, as permitted by a Securities and Exchange Commission Rule that was issued in April 2005. We are evaluating SFAS 123R and believe that it may have a material effect on our financial position and results of operations.

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

Our net revenues may continue to fluctuate.

Our net revenues have increased during the years ended December 31, 2004 and 2003, to $33.7 million and $23.8 million respectively. Net revenue for year ended December 31, 2002 was $16.6 million. Our net revenues recorded during the three months ended March 31, 2005 and March 31, 2004 were $9.0 million and $8.2 million, respectively. Due to current economic conditions and slowdowns in purchases of VLSI semiconductor devices, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our net revenues will continue to fluctuate in the future

We have incurred significant net losses.

Our net losses have been considerable for the fiscal years ended December 31, 2004, 2003 and 2002. Our net losses recorded during the three months ended March 31, 2005 and March 31, 2004 were $6.3 million and $15.3 million, respectively. Due to current economic conditions, we expect that our operating results will continue to fluctuate in the future.

We are using our available cash and investments each quarter to fund our operating activities.

During the three months ended March 31, 2005, we generated $27.6 million of cash and cash equivalents, excluding the effect of exchange rate changes, from our operating, investing and financing activities, including proceeds of $36.0 million from short- and long-term investments for a total cash and investment usage of $8.4 million.

During the year ended December 31, 2004, we used $85.6 million of our available cash and cash equivalents to fund our operating, investing and financing activities, which included investments of $40.9 million in short and long-term marketable securities for a net cash and investment usage of $44.7 million.

During the year ended December 31, 2003, we used $15.5 million of our available cash and cash equivalents to fund our operating, investing and financing activities. During 2003 we raised additional cash of $19.5 million through the sale of our Plus Cash Notes, and we redeemed $10.6 million of short and long-term marketable securities. Thus, our net cash and investment usage was $45.6 million.

We anticipate that we will use approximately $6.0 million to $8.0 million in cash, cash equivalents and investments during the second quarter of 2005 to fund our operations, investments and financing activities. Also in September of 2005, approximately $24.4 million in principal amount of our 4.50% Convertible Notes due 2005 (the 4.50% Notes) will become due and payable. We believe that we will continue to use our available cash, cash equivalents and investments in the future although we believe that we have sufficient cash for our needs for at least the next twelve months. We will continue to experience losses and use our cash, cash equivalents and investments if we do not receive sufficient product orders and our costs are not reduced to offset the decline in revenue.

We may not be able to pay our debt and other obligations.

If our cash, cash equivalents, short and long-term investments and operating cash flows are inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the 4.50% Notes, which come due in September 2005, the 5.45% Convertible Plus Cash NotesSM due 2007 (the Plus Cash Notes) or our other obligations, we would be in default under the terms thereof, which would permit the holders of the 4.50% Notes, the Plus Cash Notes and our other obligations to accelerate their maturities and which could also cause defaults under any future indebtedness we may incur. Any such default or cross default would have a material adverse effect on our business, prospects, financial condition and operating results. In addition, we cannot be sure that we would be able to repay amounts due in respect of the 4.50% Notes and the Plus Cash Notes if payment of those notes were to be accelerated following the occurrence of an event of default as defined in the respective indentures of the 4.50% Notes and Plus Cash Notes.

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

Our common stock is listed on The Nasdaq National Market and is subject to certain listing requirements, including the requirement that the closing bid price for our shares of common stock exceed $1.00. On May 3, 2005 the price of our shares was $1.25. If we do not continue to comply with the Nasdaq listing requirements, Nasdaq may provide written notification to us regarding the delisting of our securities. At that time, we would have the right to request a hearing to appeal the Nasdaq determination and would also have the option to apply to transfer our securities to The Nasdaq SmallCap Market.

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

Our stock price is volatile.

The market for securities for communication semiconductor companies, including our Company, has been highly volatile. The market sale price of our common stock has fluctuated between a low of $0.21 and a high of $74.69 during the period from June 19, 1995 to March 31, 2005. The closing price was $1.25 on May 3, 2005. It is likely that the price of our common stock will continue to fluctuate widely in the future. Factors affecting the trading price of our common stock include:

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

In response to anticipated long lead times to obtain inventory and materials from our foundries, we may order inventory and materials in advance of anticipated customer demand, which might result in excess inventory levels if the expected orders fail to materialize. As a result, we cannot predict the timing and amount of shipments to our customers, and any significant downturn in customer demand for our products would reduce our quarterly and our annual operating results. As a result of these conditions, during the three months ended March 31, 2005, we recorded a provision for excess and obsolete inventories totaling $0.5 million. No such charge was recorded in the first quarter of 2004.

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

During the three months ended March 31, 2005, the Company recorded restructuring charges totaling $1.5 million resulting from the Company’s workforce reductions in the United States, the disengagement from the Company’s design center in Toulouse, France and further reductions in the Company’s U.S. facilities expenses. In the three months ended March 31, 2004, restructuring benefits totaled $0.2 million, related to the sub-lease of excess facilities.

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

We may have to make further restructuring changes if our operating expense run–rate does not continue to decline in the face of current and anticipated business conditions.

We anticipate that shipments of our products to relatively few customers will continue to account for a significant portion of our total net revenues.

Historically, a relatively small number of customers have accounted for a significant portion of our total net revenues in any particular period. For the three months ended March 31, 2005 and 2004, shipments to our top five customers, including sales to distributors, accounted for approximately 64% and 58% of our total net revenues, respectively . For the years ended December 31, 2004 and 2003, shipments to our top five customers, including sales to distributors, accounted for approximately 58% and 64% of our total net revenues, respectively. We expect that a limited number of customers may account for a substantial portion of our total net revenues for the foreseeable future.

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

We cannot be certain that our current customers will continue to place orders with us, that orders by existing customers will return to the levels of previous periods or that we will be able to obtain orders from new customers. We have no long-term volume purchase commitments from any of our significant customers. The following tables set forth the percentage of net revenues attributable to our major distributors as well as the significant customers that had total purchases (either direct or through distributors) of greater than 10% of net revenues for the three months ended March 31, 2005 as well as the years ended December 31, 2004, 2003 and 2002:

	Three months ended March 31, 2005	Years Ended December 31,
		2004	2003	2002
Distributors:
Insight Electronics, Inc.(1)	*	12%	12%	10%
Arrow Electronics, Inc.(2)	*	10%	11%	19%
Weone Corporation	*	*	*	13%

Significant Customers:
Siemens AG	33%	24%	28%	19%
Nortel	16%	12%
Tellabs, Inc.(2)	*	10%	12%	23%
Cisco Systems, Inc.(1)	*	*	*	11%

(1)	The end customers of the shipments to Insight Electronics, Inc. include: Spirent Communications, Cisco Systems and Sonus Network, Inc.
(2)	The primary end customer of the shipments to Arrow Electronics, Inc. is Tellabs, Inc.
*	Revenues were less than 10% of our net revenues in these periods.

The cyclical nature of the communication semiconductor industry affects our business and we have experienced a significant downturn since 2000.

After the severe downturn in the global telecommunication market in 2001 and 2002, the market showed signs of stability and mild recovery in the latter part of 2003. In 2004, the market for our products continued its recovery, but showed additional fluctuations in demand. However, communication service providers, Internet service providers, regional Bell operating companies and interexchange carriers continue to closely monitor their capital expenditures. Spending on voice-only equipment is still slow while spending on equipment providing the efficient transport of data services on existing infrastructure appears to be slowly recovering. Demand for new, high bandwidth applications such as video conferencing, broadband audio and telephone is placing an increased burden on existing public network infrastructure. We cannot be certain that the market for our products will continue its recovery or that spending will increase.

Our international business operations expose us to a variety of business risks.

Foreign markets are a significant part of our net revenues. Foreign shipments accounted for 85% and 60% of our total net revenues for the three months ended March 31, 2005,and March 31, 2004 respectively. We expect foreign markets to continue to account for a significant percentage of our total net revenues. A significant portion of our total net revenues will, therefore, be subject to risks associated with foreign markets, including the following:

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

The Financial Accounting Standards Board has announced its decision to require companies to expense employee stock options in accordance with SFAS No. 123R, Accounting for Stock-Based Compensation, or SFAS 123R, for financial reporting purposes. Such stock option expensing would require us to value our employee stock option grants pursuant to an option valuation model, and then amortize that value against our reported earnings over the vesting period in effect for those options. We currently account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative of SFAS 123 and SFAS 148. This change in accounting treatment will materially and adversely affect our reported results of operations, as the stock-based compensation expense would be charged directly against our reported earnings. For an illustration of the effect of such a change on our recent results of operations, please refer to Item 1, Note 3 - Stock Based Compensation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We have investments in money market accounts, government securities and commercial paper that earn interest income that is a function of the market rates. As a result, we have exposure to changes in interest rates. For example, if interest rates were to decrease by one half percentage point from their current levels, our potential interest income for the remainder of 2005, assuming a constant cash balance, would decrease by approximately $0.5 million. We do, however, expect our cash balance to decline during 2005 and expect that our interest income will therefore also decrease proportionately.

Foreign Currency Exchange Risk. As substantially all of our net revenues are currently made or denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. We incur a portion of our expenses in currencies other than U.S. dollars. For the three months ended March 31, 2005, operating expenses incurred in foreign currency were approximately 27% of our total operating expenses. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in hedging. We do not enter into derivative financial instruments for trading or speculative purposes. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

Fair Value of Financial Instruments. As of March 31, 2005, our long-term debt consisted of convertible notes with interest at fixed rates of 4.50% and 5.45%, respectively. Consequently, we do not have significant interest rate exposure on the cash flow associated with our convertible notes. However, the fair market value of the convertible notes is subject to significant fluctuation due to changes in market interest rates and their convertibility into shares of our common stock pursuant to their terms. The fair market value of our outstanding 4.50% Notes is approximately $22.5 million and $24.3 million at March 31, 2005 and December 31, 2004, respectively. The fair market value of our outstanding Plus Cash Notes was approximately $70.1 million and $74.1 million at March 31, 2005 and December 31, 2004, respectively. Among other factors, changes in interest rates and the price of our common stock affect the fair value of our convertible notes. For further discussion, please refer to Critical Accounting Policies and Use of Estimates in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on and analysis of our derivative liability associated with our Plus Cash Notes.

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

During the three months ended March 31, 2005, there were no changes in the Company’s internal controls over financial reporting identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to any material litigation proceedings. However, we are currently prosecuting civil action number 03-10228NG in U.S. District Court in Massachusetts instituted on February 4, 2003, entitled TranSwitch Corp. v. Galazar Networks, Inc., and are responsible for litigation costs therefrom. We initially asserted that Galazar Networks, Inc. (Galazar) infringed three of our United States patents, and Galazar counterclaimed alleging that those three patents are not infringed, are invalid and are unenforceable, and counterclaimed alleging unfair competition. The Company has been allowed to replace the patent infringement counts with a count for false advertising and unfair competition, Galazar’s patent counterclaims have been dismissed, and Galazar has added counterclaims for antitrust law violation and several state law violations. There can be no assurances that we will be successful in our suit against Galazar or that Galazar will be unsuccessful in its allegations and counterclaims.

From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on the business, financial condition or results of operations of the Company.

ITEM 5. OTHER INFORMATION

On April 1, 2005, the Audit and Finance Committee (the “Audit Committee”) of the Board of Directors of TranSwitch Corporation (the “Company”) dismissed KPMG LLP (“KPMG”) as the Company’s principal accountants. The Company’s Audit Committee has engaged UHY LLP (“UHY”) to serve as the Company’s principal accountants.

ITEM 6. EXHIBITS

Exhibit 3.01	Amended and Restated Articles of Incorporation of TranSwitch, as amended to date. (filed herewith)

Exhibit 31.1	CEO Certification pursuant to Rule 13a-14(a) and Rule 15-d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

Exhibit 31.2	CFO Certification pursuant to Rule 13a-14(a) and Rule 15-d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

Exhibit 32.1	CEO and CFO Certification pursuant to Rule 13a-14(b) and Rule 15-d-14(b) of the Securities Exchange Act of 1934, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSWITCH CORPORATION

May 9, 2005	/s/ Dr. Santanu Das
Date	Dr. Santanu Das Chairman of the Board, Chief Executive Officer and President (Chief Executive Officer)

May 9, 2005	/s/ Peter J. Tallian
Date	Peter J. Tallian Senior Vice President, Chief Financial Officer and Treasurer (Chief Financial Officer and Chief Accounting Officer)