Form 10-Q
period 2005-06-30
TRANSWITCH CORP /DE
filed 2005-08-03
CIK 944739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

At July 31, 2005, there were 103,982,438 shares of Common Stock, par value $.001 per share, of the Registrant outstanding.

TRANSWITCH CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended June 30, 2005

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$62,633	$17,311
Short-term investments in marketable securities	58,489	85,193
Accounts receivable, net	4,075	4,795
Inventories	2,708	2,933
Prepaid expenses and other current assets	2,299	2,243

Total current assets	130,204	112,475

Long-term investments in marketable securities	2,052	32,178
Property and equipment, net	2,941	3,590
Patents, net of accumulated amortization	—	1,080
Investments in non-publicly traded companies	917	2,108
Deferred financing costs, net	2,102	2,647
Other assets	490	630

Total assets	$138,706	$154,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,496	$1,385
Accrued expenses and other current liabilities	3,462	4,294
Accrued compensation and benefits	1,874	2,329
Accrued stock rotation and sales allowances	542	1,067
Accrued interest	1,430	1,430
Restructuring liabilities	1,210	1,093
4.50% Convertible Notes due 2005	24,442	24,442
Derivative liability	1	74

Total current liabilities	34,457	36,114

Restructuring liabilities	20,930	21,532
5.45% Convertible Plus Cash NotesSM due 2007, net of debt discount of $10,758 and $13,149, respectively	69,761	67,370
Derivative liability	11,598	8,461

Total liabilities	136,746	133,477

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value: 300,000,000 shares authorized; 103,916,970 and 103,447,488 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	104	103
Additional paid-in capital	308,443	307,876
Accumulated other comprehensive income	247	1,066
Accumulated deficit	(306,834)	(287,814)

Total stockholders’ equity	1,960	21,231

Total liabilities and stockholders’ equity	$138,706	$154,708

See accompanying notes to unaudited consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenues:
Product revenues	$7,951	$8,501	$16,989	$16,704
Service revenues	—	186	9	188

Total net revenues	7,951	8,687	16,998	16,892
Cost of revenues:
Cost of product revenues	2,077	2,246	4,881	4,392
Provision for excess and obsolete inventories	93	—	573	—
Cost of service revenues	—	158	—	158

Total cost of revenues	2,170	2,404	5,454	4,550

Gross profit	5,781	6,283	11,544	12,342
Operating expenses:
Research and development	5,635	11,972	11,846	25,641
Marketing and sales	2,406	3,212	5,113	6,543
General and administrative	1,272	1,792	2,472	3,663
Restructuring charge (benefit) and asset impairments, net	1,048	(61)	2,527	(212)

Total operating expenses	10,361	16,915	21,958	35,635

Operating loss	(4,580)	(10,632)	(10,414)	(23,293)
Other income (expense):
Impairment of investments in non-publicly traded companies	(1,450)	(12)	(1,450)	(123)
Change in fair value of derivative liability	(4,692)	6,951	(3,065)	7,726
Loss on extinguishment of debt	—	(1,241)	—	(1,241)
Other income	—	378	—	378
Interest:
Interest income	748	599	1,445	1,131
Interest expense	(2,603)	(3,146)	(5,391)	(6,565)

Interest expense, net	(1,855)	(2,547)	(3,946)	(5,434)

Total other (expense) income, net	(7,997)	3,529	(8,461)	1,306

Loss before income taxes and cumulative effect of adoption of accounting principle	(12,577)	(7,103)	(18,875)	(21,987)
Income taxes	120	70	145	173

Loss before cumulative effect of adoption of accounting principle	(12,697)	(7,173)	(19,020)	(22,160)
Cumulative effect on prior years of adoption of and retroactive application of FIN 46R	—	—	—	(277)

Net loss	$(12,697)	$(7,173)	$(19,020)	$(22,437)

Basic and diluted loss per common share:
Loss before cumulative effect of adoption of accounting principle	$(0.12)	$(0.08)	$(0.18)	$(0.24)
Cumulative effect on prior years of adoption of and retroactive application of FIN 46R	—	—	—	—

Net loss	$(0.12)	$(0.08)	$(0.18)	$(0.24)

Basic and diluted average common shares outstanding	103,730	92,587	103,607	91,809

See accompanying notes to unaudited consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Operating activities:
Net loss	$(19,020)	$(22,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,575	8,719
Provision for excess and obsolete inventories	573	—
Provision for doubtful accounts	147	92
Cumulative effect on prior years of adoption of FIN 46R	—	277
Loss on extinguishment of debt	—	1,241
Non-cash restructuring charge (benefit) and asset impairments, net	594	(212)
Impairment of investments in non-publicly traded companies	1,450	123
Change in fair value of derivative liability	3,065	(7,726)
Changes in operating assets and liabilities:
Accounts receivable	573	(1,012)
Inventories	(348)	(1,077)
Prepaid expenses and other assets	(74)	(752)
Accounts payable	116	1,262
Accrued expenses and other current liabilities	(1,696)	1,446
Restructuring liabilities	(484)	(763)

Net cash used in operating activities	(9,529)	(20,819)

Investing activities:
Capital expenditures	(1,973)	(2,641)
Investments in non-publicly traded companies	(259)	(968)
Cash acquired upon consolidation of variable interest entities	—	124
Purchases of short and long-term held-to-maturity investments	(2,732)	(109,147)
Proceeds from maturities of short and long-term held-to-maturity investments	59,562	60,694

Net cash provided by (used in) investing activities	54,598	(51,938)

Financing activities:
Issuance of common stock under employee stock plans	568	244
Payment in lieu of interest on extinguishment of debt	—	(59)

Net cash provided by financing activities	568	185

Effect of exchange rate changes on cash and cash equivalents	(315)	(299)

Net change in cash and cash equivalents	45,322	(72,871)
Cash and cash equivalents at beginning of period	17,311	102,869

Cash and cash equivalents at end of period	$62,633	$29,998

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss:
Reported net loss	$(12,697)	$(7,173)	$(19,020)	$(22,437)
Stock-based employee compensation expense determined under fair value based method for all awards	(562)	(4,232)	(1,148)	(8,442)

Pro forma loss	$(13,259)	$(11,405)	$(20,168)	$(30,879)

Basic and diluted loss per common share:
As reported	$(0.12)	$(0.08)	$(0.18)	$(0.24)
Pro forma	$(0.13)	$(0.12)	$(0.19)	$(0.34)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	June 30,
	2005	2004
Risk-free interest rate	3.76%	3.81%
Expected life in years	1.92	2.46
Expected volatility	97.79%	101.00%
Expected dividend yield	—	—

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

Note 4. Loss Per Common Share

Basic and diluted loss per common share is based upon the weighted average common shares outstanding during the periods. All “in-the-money” stock options for the three and six months ended June 30, 2005 and 2004, respectively, and shares issuable upon the conversion of the 4.50% Convertible Notes due 2005 and 5.45% Convertible Plus Cash NotesSM due 2007 were anti-dilutive.

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Tabular dollars in thousands, except share and per share amounts)

Note 5. Change in Accounting Principle

The Company adopted the provisions of FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R) and changed its accounting accordingly in the first quarter of 2004. As a result of the adoption of FIN 46R, the Company consolidated the results of its investment in OptiX Networks, Inc. (OptiX) and recorded a charge of $0.3 million for the six months ended June 30, 2004, as a cumulative effect of an accounting change. This charge has not been presented net of income taxes since the Company continues to maintain a full valuation allowance against net deferred income tax assets. In July 2004, the Company informed OptiX that it planned to discontinue funding of OptiX’s operations. Consequently, the Board of Directors of OptiX voted to wind-down its business and operations. The completion of the wind-down took place in the fourth quarter of 2004 resulting in the deconsolidation of OptiX from the Company’s financial statements.

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

Note 7. Inventories

The components of inventories are as follows:

	June 30, 2005	December 31, 2004
Raw material	$75	$281
Work-in-process	1,258	1,117
Finished goods	1,375	1,535

Total inventories	$2,708	$2,933

During the three and six months ended June 30, 2005 the Company recorded provisions for excess and obsolete inventories of approximately $0.1 million and $0.6 million, respectively.

In the years ended December 31, 2004, 2003, 2002 and 2001, the Company recorded provisions for excess and obsolete inventories of $0.6 million, $1.5 million, $4.8 million and $39.2 million, respectively. The effect of these inventory provisions was to write this excess inventory down to a new cost basis of zero. During the three and six months ended June 30, 2005 and 2004, the Company sold certain products that had previously been written down to a cost basis of zero. The following table presents the impact to gross profit of the excess and obsolete inventory charges and benefits for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30, 2005		Three Months Ended June 30, 2004
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %
Gross profit — as reported	$5,781	73%	$6,283	72%
Excess inventory benefit(1)	(732)	(9)%	(1,016)	(11)%
Excess inventory charge(2)	93	1%	—	—%

Gross profit — as adjusted	$5,142	65%	$5,267	61%

	Six Months Ended June 30, 2005		Six Months Ended June 30, 2004
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %
Gross profit — as reported	$11,544	68%	$12,342	73%
Excess inventory benefit(1)	(1,302)	(7)%	(2,153)	(13)%
Excess inventory charge(2)	573	3%	—	—%

Gross profit — as adjusted	$10,815	64%	$10,189	60%

(1)	The Company realized an excess inventory benefit from the sale of products that had previously been written down to a cost basis of zero. For the purposes of comparing the change in gross profit on net revenues, the Company is excluding this benefit and calculating gross profit on these product revenues as if they had been sold at their approximate historical average costs.
(2)	The Company recorded excess and obsolete inventory charges totaling $0.1 million and zero during the three months ended June 30, 2005 and 2004, respectively. The Company recorded excess and obsolete inventory charges totaling $0.6 million and zero during the six months ended June 30, 2005 and 2004, respectively.

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Tabular dollars in thousands, except share and per share amounts)

Note 8. Comprehensive Loss

The components of comprehensive loss were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(12,697)	$(7,173)	$(19,020)	$(22,437)
Foreign currency translation adjustment	(118)	(170)	(315)	(299)

Total comprehensive loss	$(12,815)	$(7,343)	$(19,335)	$(22,736)

Note 9. Restructuring and Asset Impairment Charges

The Company reviews long-lived assets which are held and used, including purchased intangible assets, for impairment whenever changes in circumstances indicate that the carrying amount may not be recoverable. During the second quarter of 2005, the Company conducted a review of certain patent assets that were acquired in the Company’s acquisition of Onex Communications Corporation (Onex) in 2001. The impairment review was conducted because the Company determined that it no longer had significant sales expectations for the products related to these patents. As such, the Company determined that these patent assets were impaired and recorded an impairment charge of $1.0 million in the second quarter of 2005.

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

In March 2005, the Company implemented a plan to disengage from TranSwitch S.A. (formerly ADV Engineering S.A.), a wholly owned research and development subsidiary in France. This action resulted in the dismissal of 20 employees and is expected to result in operating savings of approximately $2.0 million annually. As a result of this action, the Company incurred restructuring charges of approximately $1.2 million related to employee termination benefits and $0.3 million related to legal and other transaction costs. These charges were offset by translation and other gains of $0.6 million, for a net restructuring charge of approximately $0.9 million.

In the six month periods ended June 30, 2005 and 2004, the Company recorded restructuring benefits of $0.4 million and $0.2 million, respectively, reflecting the Company’s new agreements to sub-lease certain portions of excess facilities that had previously been accrued.

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Tabular dollars in thousands, except share and per share amounts)

A summary of the Company’s Restructuring and Asset Impairment charges and activity within the related restructuring liabilities for the six months ended June 30, 2005 is as follows:

	Activity for the six months ended June 30, 2005
	Restructuring Liabilities December 31, 2004	Restructuring Charges	Cash Payments January 1, 2005– June 30, 2005	Non-cash Items	Adjustments and Changes to Estimates	Restructuring Liabilities June 30, 2005
Employee termination benefits	$—	$1,907	$(1,891)	$—	$—	$16
Facility lease costs	22,625	160	(401)	—	(434)	21,950
Asset impairments	—	1,222	—	(1,222)	—	—
Other	—	(328)	(125)	627	—	174

Totals	$22,625	$2,961	$(2,417)	$(595)	$(434)	$22,140

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

During the six months ended June 30, 2005, the Company advanced Metanoia $0.2 million under a bridge loan agreement. During the second quarter, the Company made the decision to no longer provide additional funding to Metanoia. Subsequent to that decision, the Company determined that its investment in Metanoia preferred stock and the bridge loan receivable from Metanoia were impaired. In making this evaluation, the Company considered changes during the quarter in Metanoia’s operations and financial condition. As a result of its evaluation, the Company recorded an impairment charge related to Metanoia of approximately $1.5 million in the quarter ended June 30, 2005.

Total impairment charges related to investments in non-publicly traded companies for the six months ended June 30, 2005 and 2004 were $1.5 million and $0.1 million, respectively.

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

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Tabular dollars in thousands, except share and per share amounts)

On September 30, 2003, the Company completed its exchange offer with and new money offering to the holders of the Company’s 4.50% Notes with the issuance of 5.45% Convertible Plus Cash NotesSM due September 30, 2007. As of June 30, 2005 and December 31, 2004, the remaining outstanding principal balance of the 4.50% Notes was $24.4 million.

The 4.50% Notes are unsecured and unsubordinated obligations and rank on parity in right of payment with all existing and future unsecured and unsubordinated indebtedness.

5.45% Convertible Plus Cash NotesSM due 2007

On September 30, 2003, the Company completed its exchange offer with and new money offering to holders of the 4.50% Notes. The Company issued $98.0 million aggregate principal amount of 5.45% Convertible Plus Cash NotesSM due September 30, 2007 (the Plus Cash Notes), which represented $74.0 million of Plus Cash Notes issued in exchange for the 4.50% Notes tendered in the exchange offer and $24.0 million of additional Plus Cash Notes sold for cash to holders of existing 4.50% Notes. The net proceeds from the new money offering are being used for general corporate purposes, including working capital and research and development. During the year ended December 31, 2004, the Company exchanged, in privately negotiated transactions with holders of the Plus Cash Notes pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, approximately $17.0 million in aggregate original principal amount of the Plus Cash Notes for approximately 12.1 million shares of the Company’s common stock plus approximately $0.1 million cash in lieu of accrued and unpaid interest. No such exchanges were effected in the three or six months ended June 30, 2005. As of June 30, 2005 and December 31, 2004, the remaining outstanding principal balance of the Plus Cash Notes was $80.5 million.

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

On June 17, 2005, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission under which the Company plans to offer a combination of up to approximately 14.7 million shares of the Company’s common stock and up to approximately $52.4 million in cash in exchange for an aggregate principal amount of approximately $80.5 million of the Company’s outstanding Plus Cash Notes (“the Exchange Offer”). This registration statement has not yet become effective and this report is not an offer to exchange or sell securities or a solicitation of an offer to exchange or buy securities. The terms of the proposed Exchange Offer are dependent upon the market price of the Company’s common stock on the date of determination, as defined in the Form S-4. The Company cannot predict the amount of Plus Cash Notes, if any, that will be exchanged under this planned offering.

If consummated, the proposed Exchange Offer will allow the Company to reduce its outstanding indebtedness.

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

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Tabular dollars in thousands, except share and per share amounts)

Auto-Conversion Make-Whole Provision

Pursuant to the terms of the Plus Cash Notes, the Company will pay additional interest equal to two full years of interest on the Plus Cash Notes (the auto-conversion make-whole provision), less any interest actually paid or provided for on the Plus Cash Notes if the Plus Cash Notes are automatically converted by the Company on or prior to September 30, 2005. The auto-conversion make-whole provision represents an embedded derivative that is required to be accounted for apart from the underlying Plus Cash Notes. At issuance of the Plus Cash Notes, the auto-conversion make-whole provision had an estimated initial fair value of $3.0 million, which was recorded as a discount to the Plus Cash Notes and a derivative liability on the consolidated balance sheets. The discount on the Plus Cash Notes will be accreted to par value through quarterly interest charges over the four-year term of the Plus Cash Notes. The auto-conversion make-whole provision can only be settled in cash, and accordingly, will remain classified as a derivative liability in the consolidated balance sheets as long as the provision is available. The auto-conversion make-whole provision will be adjusted to its fair value on a quarterly basis for the first two years that any such Plus Cash Notes are outstanding, with the corresponding charge or credit to other expense or income. The estimated fair value of the auto-conversion make-whole provision was determined using the Monte Carlo simulation model. The model uses several assumptions including: historical stock price volatility, risk-free interest rate, remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability. For the three months ended June 30, 2005 and 2004, the Company recorded other income on the consolidated statements of operations for the change in fair value of the auto-conversion make-whole provision of approximately zero and $1.0 million, respectively. For the six months ended June 30, 2005 and 2004, the Company recorded other income on the consolidated statements of operations for the change in fair value of the auto-conversion make-whole provision of approximately $0.1 million and $1.6 million, respectively. At June 30, 2005 and December 31, 2004, the estimated fair value of the auto-conversion make-whole provision was approximately zero and $0.1 million, respectively. The recorded value of the auto-conversion make-whole provision related to the Plus Cash Notes can fluctuate significantly based on fluctuations in the fair value of the Company’s common stock and the time remaining of this feature.

Holder’s Conversion Right

Pursuant to the terms of the Plus Cash Notes, these notes are convertible at the option of the holder, at anytime on or prior to maturity, other than on an auto-conversion date or a redemption date (Holder’s Conversion Right). The Holder’s Conversion Right represents an embedded derivative that is required to be accounted for apart from the underlying Plus Cash Notes. At issuance of the Plus Cash Notes, the Holder’s Conversion Right had an estimated initial fair value of $20.3 million, which was recorded as a discount to the Plus Cash Notes and a derivative liability on the consolidated balance sheets. The discount on the Plus Cash Notes will be accreted to par value through quarterly interest charges over the four-year term of the Plus Cash Notes. Assuming the daily volume weighted average price determined according to the voluntary conversion provision in the Plus Cash Notes indenture is or remains below the threshold price of $2.61, the derivative related to the Holder’s Conversion Right will be adjusted quarterly for changes in fair value during the period of time that any such Plus Cash Notes are outstanding and classified as a derivative liability, with the corresponding charge or credit to other expense or income. In subsequent periods, if the daily volume weighted average price of the Company’s common stock determined according to the voluntary conversion provision equals or exceeds the threshold price of $2.61, the embedded derivative financial instrument related to the Holder’s Conversion Right will be adjusted to fair value with the corresponding charge or credit to other expense or income and then reclassified from total liabilities to stockholders’ equity. Changes in fair value during the period of time that any such Plus Cash Notes are outstanding and classified within stockholders’ equity, will be made by a corresponding charge or credit to additional paid-in-capital. The estimated fair value of the Holder’s Conversion Right was determined using the Black-Scholes option-pricing model. The model uses several assumptions including: historical stock price volatility, risk-free interest rate, remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability. For the three months ended June 30, 2005 and 2004, the Company recorded other expense or income on the consolidated statements of operations for the change in fair value of the Holder’s Conversion Right of approximately $4.7 million of expense and $6.0 million of income, respectively. For the six months ended June 30, 2005 and 2004, the Company recorded other expense or income on the consolidated statements of operations for the change in fair value of the Holder’s Conversion Right of approximately $3.1 million of expense and $6.1 million of income, respectively. At June 30, 2005 and December 31, 2004, the estimated fair value of the Holder’s Conversion Right was approximately $11.6 million and $8.4 million, respectively. The recorded value of the Holder’s Conversion Right related to the Plus Cash Notes can fluctuate significantly based on fluctuations in the fair value of the Company’s common stock.

For the three months ended June 30, 2005 and 2004, the Company amortized $1.2 million and $1.4 million, respectively of debt discount related to the Plus Cash Notes as discussed above. For the six months ended June 30, 2005 and 2004, the Company amortized $2.4 million and $2.9 million, respectively of debt discount related to the Plus Cash Notes.

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Tabular dollars in thousands, except share and per share amounts)

Note 12. Supplemental Cash Flow Information

The following represents supplemental cash flow information for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30,
	2005	2004
Cash paid for interest	$2,750	$3,207

The following represents a supplemental schedule of non-cash investing and financing activities:

Conversion of 5.45% Plus Cash Notes into Common stock	$—	$5,489

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

Results of operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2005 and 2004. In addition, a brief description is provided of transactions and events that impact the comparability of the results being analyzed.

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

After the severe downturn in the global telecommunication market in 2001 and 2002, the market showed signs of stability and mild recovery in the latter part of 2003. In 2004 and the first half of 2005, the market for our products continued its recovery, but showed additional fluctuations in demand. However, communication service providers, Internet service providers, regional Bell operating companies and interexchange carriers continue to closely monitor their capital expenditures. Spending on voice-only equipment is still slow while spending on equipment providing the efficient transport of data services on existing infrastructure appears to be slowly recovering. Demand for new, high bandwidth applications such as video conferencing, broadband audio and telephone is placing an increased burden on existing public network infrastructure.

Our markets began to stabilize in 2003, and we believe that we are now in the early stages of a market recovery. For the year ended December 31, 2004, our revenues were up $9.9 million or 41% over the previous year, reflecting this strengthening in demand. For the three months ended June 30, 2005, our revenues were $8.0 million compared to $8.7 million in the same period last year. For the six months ended June 30, 2005, our revenues were $17.0 million compared to $16.9 million in the same period last year. As our markets continue to strengthen, we believe that our investment in product development has positioned us to take advantage of this recovery.

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

We consider the most critical accounting policies and uses of estimates in our unaudited consolidated financial statements to be those surrounding:

(1)	net revenues, cost of revenues and gross profit;

(2)	derivative liability associated with our 5.45% Convertible Plus Cash NotesSM due 2007;

(3)	estimated excess and obsolete inventories;

(4)	estimated restructuring liabilities; and

(5)	valuations of investments in non-publicly traded companies.

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

At the time of shipment, we record a reduction to revenue (with a related liability) to accrue for future price protection. This liability is established based on historical experience and contractually agreed to provisions. We had established liabilities totaling $0.1 million and $0.4 million as of June 30, 2005 and December 31, 2004, respectively, for price protection and sales allowances related to shipments that were recorded as revenue during the preceding twelve months. Should our actual experience differ from our estimated liabilities, there could be adjustments (either favorable or unfavorable) to our net revenues, cost of revenues and gross profits.

We also record, at the time of shipment, a reduction to revenue (with a related liability) and an inventory asset against product cost of revenues in order to establish a provision for the gross margin related to future returns under our distributor stock rotation program. As of June 30, 2005, we had established a liability of $0.4 million against our gross product revenues and an inventory asset of $0.1 million against our product cost of revenues, for a net stock rotation reserve of $0.3 million. This compares to a liability of $0.7 million and an inventory asset of $0.1 million for a net stock rotation reserve of $0.6 million as of December 31, 2004. Should our actual experience differ from our estimated liabilities, there could be adjustments (either favorable or unfavorable) to our net revenues, cost of revenues and gross profits.

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

During the three months ended June 30, 2005 and 2004, we recorded other expense of $4.7 million and other income of $7.0 million, to reflect the change in fair value of our derivative liability, which is calculated below:

(Tabular dollars in thousands, except per share amounts)	June 30, 2005	March 31, 2005	June 30, 2004	March 31, 2004
Closing price of our common stock used to value our derivative liability	$2.05	$1.37	$1.77	$2.31
Estimated fair value of Auto-Conversion Make Whole Provision	1	8	605	1,602
Estimated fair value of Holder’s Conversion Right	11,598	6,899	12,328	18,282

Total Liability	$11,599	$6,907	$12,933	$19,884

Total change in fair value determined during the three months ended June 30, 2005 and 2004 and recorded as other (expense) / income	$(4,692)		$6,951

At each balance sheet date, we adjust the derivative financial instruments to their estimated fair value and analyze the holder’s conversion right to determine its classification as a liability or equity. As of June 30, 2005, the estimated fair value of our derivative liability was $11.6 million, of which approximately $0.0 million and $11.6 million related to the auto-conversion make-whole provision and holder’s conversion right, respectively. As of December 31, 2004, the estimated fair value of our derivative liability was $8.5 million, of which $0.1 million and $8.4 million related to the auto-conversion make-whole provision and holder’s conversion right, respectively. The estimated fair value of the auto-conversion make-whole provision and holder’s conversion right were determined using the Monte Carlo simulation model and the Black-Scholes option-pricing model, respectively. These models use several assumptions including: historical stock price volatility, risk-free interest rates, remaining maturity, and the closing price of our common stock to determine estimated fair value of our derivative liability. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock during each quarterly period. Accordingly, we have calculated the fair value of the derivative liability as shown in the following different scenarios. We have included the change in the fair value of the derivative liability below based on all assumed estimates remaining the same except for our common stock price.

% change from our actual common stock price of $2.05 as of June 30, 2005 (Tabular dollars in thousands, except per share data)
% change from our actual common stock price of $2.05 as of June 30, 2005	(50)%	(25)%	(10)%	Actual	10%	25%	50%

Closing price of our common stock used to value our derivative liability	$1.03	$1.54	$1.85	$2.05	$2.26	$2.56	$3.08

Estimated fair value of our derivative liability as of June 30, 2005	$4,178	$7,718	$10,048	$11,599	$13,260	$15,673	$19,950

Change in fair value of our derivative liability determined during the second quarter of 2005 and recorded as other income (expense)	$2,729	$(811)	$(3,141)	$(4,692)	$(6,353)	$(8,766)	$(13,043)

Incremental other income (expense) that would have been recorded in the second quarter of 2005	$7,421	$3,881	$1,551	$—	$(1,661)	$(4,074)	$(8,351)

As of June 30, 2005 and December 31, 2004, these embedded derivative financial instruments were recorded and classified as a derivative liability on our consolidated balance sheets because the daily volume weighted average price of our common stock determined according to the voluntary conversion provision contained in the Plus Cash Notes indenture was below the threshold price of $2.61 as set forth in the terms of the Plus Cash Notes. Thus, if any holders of the Plus Cash Notes voluntarily converted their Plus Cash Notes, we would have to pay the plus cash amount in cash. Assuming the daily volume weighted average price of our common stock remains below the threshold price, this embedded derivative related to the holder’s conversion right will continue to be classified as a liability and adjusted quarterly for changes in fair value during the period of time that any such Plus Cash Notes are outstanding, with the corresponding charge or credit to other expense or income.

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

Estimated Excess Inventories. We periodically review our inventory levels to determine if inventory is stated at the lower of cost or net realizable value. The telecommunications and data communications industries have experienced a significant downturn during the past few years and, as a result, we have had to evaluate our inventory position based on known backlog of orders, projected sales and marketing forecasts, shipment activity and inventory held at our significant distributors. During the three months ended June 30, 2005 and 2004, we recorded charges for estimated excess and obsolete inventories of approximately $0.1 million and zero, respectively. During the six months ended June 30, 2005 and 2004, we recorded charges for estimated excess and obsolete inventories of approximately $0.6 million and zero, respectively. We also recorded estimated excess inventory charges of approximately $0.6 million, $1.5 million, $4.8 million and $39.2 million in fiscal years ending 2004, 2003, 2002 and 2001, respectively. Most of these products have not been disposed of and remain in our inventory.

During the three months ended June 30, 2005 and 2004, we recorded net product revenues of approximately $2.6 million and $3.0 million, respectively, on shipments of excess inventory that had previously been written down to their estimated net realizable value. This resulted in gross margins of approximately 97% in the second quarter of 2005 and approximately 100% in the second quarter of 2004 on these product revenues. Had these products been sold at our historical average cost basis, a 69% and 67% gross margin would have been recorded on these product shipments for the three months ended June 30, 2005 and 2004, respectively. During the six months ended June 30, 2005 and 2004, we recorded net product revenues of approximately $5.5 million and $6.2 million, respectively, on shipments of excess inventory that had previously been written down to their estimated net realizable value. This resulted in gross margins of approximately 94% in the first half of 2005 and 100% in the first half of 2004 on these product revenues. Had these products been sold at our historical average cost basis, a 70% and 61% gross margin would have been recorded on these product shipments for the six months ended June 30, 2005 and 2004, respectively. We currently do not anticipate that a significant amount of the excess inventories subject to the write-downs described above will be used in the future based upon our current demand forecast. Should our actual future demand exceed the estimates that we used in writing down our excess inventories, we will recognize a favorable impact to cost of revenues and gross profits. Should demand fall below our current expectations, we may record additional inventory write-downs which will result in a negative impact to cost of revenues and gross profits.

Estimated Restructuring Reserves. As a result of the prolonged downturn in the telecom industry, beginning in the third quarter of 2001, we have implemented various restructuring programs to reduce our operating expenses. During the six months ended June 30, 2005, we recorded restructuring and asset impairment charges totaling approximately $2.5 million. In the second quarter of 2005, we conducted a review of certain patent assets that were acquired in our acquisition of Onex Communications Corporation (Onex) in 2001. The impairment review was conducted because we determined that we no longer had significant sales expectations for the products related to these patents. As such, we determined that these patent assets were impaired and recorded an impairment charge of $1.0 million in the second quarter of 2005. In the first quarter of 2005, we recorded restructuring charges totaling approximately $1.5 million resulting from our disengagement from TranSwitch S.A., a wholly owned research and development subsidiary in Toulouse, France, workforce reductions in our United States locations, as well as related asset impairments and excess facility costs.

In the three and six months ended June 30, 2004, we recorded restructuring benefits of $0.1 million and $0.2 million, respectively, reflecting our agreements to sub-lease certain portions of excess facilities that had previously been reserved. We also recorded restructuring charges and asset impairments totaling $1.1 million, $2.5 million, and $3.9 million in fiscal years ended December 31, 2004, 2003 and 2002, respectively.

At June 30, 2005 and December 31, 2004, the restructuring liabilities were $22.1 million and $22.6 million, respectively, on our consolidated balance sheets. Certain assumptions are used by us to derive this estimate, including future maintenance costs, price escalation and sublease income derived from these facilities. Should we negotiate additional sublease rental income agreements or reach a settlement with our lessors to be released from our existing obligations, we could realize a favorable benefit to our results of future operations. Should future lease, maintenance or other costs related to these facilities exceed our estimates, we could incur additional expenses in future periods.

Valuation of Investments in Non-Publicly Traded Companies. Since 1999, we have been making strategic equity investments in non-publicly traded companies that develop technologies that are complementary to our product road map. We initially evaluate each investment to determine whether a variable interest has been created in a variable interest entity and whether we then should consolidate our investment according to the provisions of FIN 46 (revised December 2003),

“Consolidation of Variable Interest Entities” (FIN 46R). Depending on the facts and circumstances surrounding each investment, we make a determination as to the consolidation of the investment based on the specific requirements of FIN 46R. If we conclude that consolidation of the investment is not appropriate, then we evaluate each investment based on our level of ownership and whether or not we have the ability to exercise significant influence over the investee company. As a result of this evaluation, we then account for these investments on either the cost or equity method, and review such investments periodically for impairment. The appropriate reductions in carrying values are recorded when, and if, necessary. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, we carefully consider the investee’s cash position, projected cash flows (both short- and long-term), financing needs, most recent valuation data, the current investing environment, management / ownership changes and competition. This evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. Based on our evaluations, we recorded an impairment charge related to our investments in non-publicly traded companies of $1.5 million and $0.1 million during the six months ended June 30, 2005 and 2004, respectively. (For further discussion, please refer to Item 1, Note 10. Investments in Non-Publicly Traded Companies). We used the modified equity method of accounting to determine the impairment loss for certain investments, as it was determined that no better current evidence of the value of our cost method investments existed and we believe that this gives us the best basis for our estimate given the negative cash flows of these companies. The modified equity method of accounting results in recording an impairment loss for a cost method investment equal to the investor’s proportionate share of the investee’s losses as its contributed capital is consumed to fund operating losses of the investee from the inception of the investor’s investment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenues:
Product revenues	100%	98%	100%	99%
Service revenues	0%	2%	0%	1%

Total net revenues	100%	100%	100%	100%
Cost of revenues:
Product cost of revenues	26%	26%	29%	26%
Provision for excess inventories	1%	0%	3%	0%
Service cost of revenues	0%	2%	0%	1%

Total cost of revenues	27%	28%	32%	27%

Gross profit	73%	72%	68%	73%
Operating expenses:
Research and development	71%	138%	70%	152%
Marketing and sales	30%	37%	30%	39%
General and administrative	16%	21%	14%	22%
Restructuring charge (benefit) and asset impairments, net	13%	(1)%	15%	(1)%

Total operating expenses	130%	195%	129%	212%

Operating loss	(57)%	(123)%	(61)%	(139)%

Net Revenues

The following tables summarizes our net product revenue mix by product line for the three and six months ended June 30, 2005 and 2004:

Tabular dollars in thousands	Three Months Ended June 30, 2005		Three Months Ended June 30, 2004		Percentage Increase (Decrease) in Product Line Revenues
	Product Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues
SONET/SDH	$5,314	67%	$4,003	47%	33%
Asynchronous/PDH	1,191	15%	1,338	16%	(11)%
ATM/IP	1,446	18%	3,160	37%	(54)%

Total	$7,951	100%	$8,501	100%	(6)%

Tabular dollars in thousands	Six Months Ended June 30, 2005		Six Months Ended June 30, 2004		Percentage Increase (Decrease) in Product Line Revenues
	Product Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues
SONET/SDH	$8,951	53%	$7,998	48%	12%
Asynchronous/PDH	3,384	20%	3,008	18%	13%
ATM/IP	4,654	27%	5,698	34%	(18)%

Total	$16,989	100%	$16,704	100%	2%

The decrease in net revenues for the three months ended June 30, 2005 compared to the same period in 2004, is primarily due to a decrease in volume of our ATM/IP products. In particular, sales of our Aspen product were down considerably due to lower demand from our largest customer. This decline was partially offset by increased sales of our SONET/SDH products, including our ET-3 product. For the 6-month period ended June 30, 2005, revenues were up slightly from the comparable period of 2004 as increased SONET/SDH sales were offset by lower ATM/IP volume.

Included in total net revenues were service revenues consisting of design services performed for third parties on a short-term contract basis. Service revenues are not our primary strategic focus and, as such, will fluctuate up or down from period to period, depending on business priorities.

International net revenues represented approximately 88% and 90% of net revenues for the three and six months ended June 30, 2005, respectively.

Gross Profit

The following tables present the favorable impact to gross profit from the sale of previously written down inventory for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30, 2005		Three Months Ended June 30, 2004
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %
Gross profit — as reported	$5,781	73%	$6,283	72%
Excess inventory benefit(1)	(732)	(9)%	(1,016)	(11)%
Excess inventory charge(2)	93	1%	—	—%

Gross profit — as adjusted	$5,142	65%	$5,267	61%

	Six Months Ended June 30, 2005		Six Months Ended June 30, 2004
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %
Gross profit — as reported	$11,544	68%	$12,342	73%
Excess inventory benefit(1)	(1,302)	(7)%	(2,153)	(13)%
Excess inventory charge(2)	573	3%	—	—%

Gross profit — as adjusted	$10,815	64%	$10,189	60%

(1)	We realized an excess inventory benefit from the sale of products that had previously been written down to a cost basis of zero. For the purposes of comparing the change in gross profit on net revenues, we are excluding this benefit and calculating gross profit on these product revenues as if they had been sold at their approximate historical average costs.
(2)	We recorded excess and obsolete inventory charges totaling $0.1 million and zero during the three months ended June 30, 2005 and 2004, respectively. We recorded excess and obsolete inventory charges totaling $0.6 million and zero during the six months ended June 30, 2005 and 2004, respectively.

Total gross profit for the three months ended June 30, 2005 declined by approximately $0.5 million, or 8% from the comparable period of the prior year. The decline in gross profit primarily reflects lower sales volume. For the six months ended June 30, 2005 gross profit declined by approximately $0.8 million, or 6% from the comparable period of the prior year primarily due to the excess and obsolete inventory charges totaling $0.6 million for the six months ended June 30, 2005. Excluding the benefit from sales of previously written down inventory and the impact of excess and obsolete inventory charges, for the three and six months ended June 30, 2005, gross profit as a percentage of net revenues rose by approximately 4% for both periods. The fluctuations in gross profit margins are due to changes in product mix and do not indicate a shift in our margin trend, either positive or negative.

We anticipate that gross profit will continue to be impacted by fluctuations in the volume and mix of our product shipments as well as material costs, yield and the fixed cost absorption of our product operations.

Research and Development

Research and development expenses were $5.6 million for the three months ended June 30, 2005, a decrease of $6.3 million or 53% over the same prior year period. This decrease reflects the positive impact of restructuring actions in the second half of 2004 and the first half of 2005. These restructuring actions have included closure of our design centers in Belgium and France, workforce reductions in our U.S. design locations, reductions in sub-contracting resources, and our disengagement from development stage entities in Israel. In addition, depreciation costs were down $1.5 million from the second quarter of 2004, reflecting our reduced capital spending in recent periods and the wind-down of depreciation of assets purchased in 2001 and 2002.

Research and development expenses were $11.8 million for the six months ended June 30, 2005, a decrease of $13.8 million or 54% over the same prior year period. This decrease reflects the restructuring actions noted above. In addition, depreciation costs were down $2.6 million from the six months ended June 30, 2004.

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

Marketing and Sales

Marketing and sales expenses consist primarily of personnel-related expenses, trade show expenses, travel expenses and facilities expenses. Marketing and sales expenses decreased by approximately $0.8 million, or 25% for the three months ended June 30, 2005 compared to the same period in the prior year. For the six months ended June 30, 2005, marketing and sales expenses declined by approximately $1.4 million, or 22%. The decrease is primarily due to workforce reductions completed in the first quarter of 2005.

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

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, professional and legal fees and facilities expenses. The decrease in general and administrative expenses of approximately $0.5 million, or 29% for the three months ended June 30, 2005, and approximately $1.2 million, or 33% for the six months ended June 30, 2005 compared to the same periods in the prior year is primarily due to the workforce reductions completed in the first quarter of 2005, lower professional service fees including legal fees.

Restructuring Charge (Benefit) and Asset Impairments, net

During the second quarter of 2005, we conducted a review of certain patent assets that were acquired in our acquisition of Onex Communications Corporation (Onex) in 2001. The impairment review was conducted because we determined that we no longer had significant sales expectations for the products related to these patents. As such, we determined that these patent assets were impaired and recorded an impairment charge of $1.0 million in the second quarter of 2005.

In the first quarter of 2005, we recorded restructuring charges totaling approximately $1.5 million resulting from the our disengagement from TranSwitch S.A., a wholly owned research and development subsidiary in Toulouse, France, workforce reductions in our United States locations, as well as related asset impairments and excess facility costs.

In the three and six month periods ended June 30, 2004, we recorded restructuring benefits of $0.1 million and $0.2 million, respectively, reflecting our new agreements to sub-lease certain portions of excess facilities that had previously been accrued.

Impairment of Investments in Non-Publicly Traded Companies

We own convertible preferred stock of Opulan Networks, Inc, and Metanoia Technologies, Inc. (Metanoia). In addition, we have a 3% limited partnership interest in Neurone II, a venture capital fund organized as a limited partnership. We had held an investment in Accordion Networks, Inc., which ceased operations in 2004. We account for these investments at cost. The financial condition of these companies is subject to significant changes resulting from their operating performance and their ability to obtain financing. We continually evaluate our investments in these companies for impairment.

During the six months ended June 30, 2005, we advanced Metanoia $0.2 million under a bridge loan agreement. During the second quarter, we made the decision to no longer provide additional funding to Metanoia. Subsequent to that decision, we determined that our investment in Metanoia preferred stock and the bridge loan receivable from Metanoia were impaired. In making this evaluation, we considered changes during the quarter in Metanoia’s operations and financial condition. As a result of our evaluation, we recorded an impairment charge related to Metanoia of approximately $1.5 million in the quarter ended June 30, 2005.

Total impairment charges related to investments in non-publicly traded companies for the six months ended June 30, 2005 and 2004 were $1.5 million and $0.1 million, respectively

We will continue to periodically review all of our investments in non-publicly traded companies for impairment in future periods. There can be no assurance that future impairments will not be necessary.

Change in Fair Value of Derivative Liability

For the three months ended June 30, 2005, we recorded other expense of approximately $4.7 million to reflect the change in the fair value of derivative liability resulting from issuance of the Plus Cash Notes. This compares to $7.0 million of other income that we recorded for the three months ended June 30, 2004.

For the six months ended June 30, 2005, we recorded other expense of approximately $3.1 million to reflect the change in the fair value of derivative liability resulting from issuance of the Plus Cash Notes. This compares to $7.7 million of other income that we recorded for the six months ended June 30, 2004. (for further discussion, please refer to Item 1, Note 11 – Convertible Notes of our Unaudited Consolidated Financial Statements).

Interest Expense, net

The decrease in net interest expense for the three and six months ended June 30, 2005, as compared to the same periods in 2004 is primarily due to reduced interest expense on the Plus Cash Notes along with a reduction of the amortization of debt discount on the Plus Cash Notes. During the year ended December 31, 2004, we exchanged, in privately negotiated transactions with holders of the Plus Cash Notes pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, approximately $17.0 million in aggregate original principal amount of the Plus Cash Notes for approximately 12.1 million shares of our common stock plus approximately $0.1 million cash in lieu of accrued and unpaid interest. As a result of the reduction in the aggregate original principal amount of the Plus Cash Notes, the balance of the debt discount to be amortized has also been reduced. Also contributing to the decrease in net interest expense is higher interest income due to higher market yields on our average cash balances during the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004. At June 30, 2005 and 2004, the effective interest rate on our interest-bearing securities was approximately 2.6% and 1.5%, respectively.

Income Tax Expense

For the three and six months ended June 30, 2005 income tax expense was $0.1 million and $0.1 million, respectively, reflecting income taxes on the earnings of certain of our foreign subsidiaries. This compares to income tax expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2004.

During the three and six months ended June 30, 2005 and 2004, we evaluated our deferred tax assets as to whether it is “more likely than not” that the deferred tax assets will be realized. In our evaluation of the realizability of deferred tax assets, we consider projections of future taxable income, the reversal of temporary differences and tax planning strategies. We have evaluated and determined that it is not “more likely than not” that all of the deferred tax assets will be realized. Accordingly, a valuation reserve was recorded against all of our net deferred tax assets. In future periods, we will not recognize a deferred tax benefit and will maintain a deferred tax valuation allowance until we achieve sustained taxable income. Additionally, in the future, we expect our current income tax expense to be related to taxable income generated by our foreign subsidiaries.

Cumulative Effect on Prior Years of the Application of FIN 46R

We adopted the provisions of FIN 46R and changed our accounting accordingly in the first quarter of 2004. As a result of the adoption of FIN 46R, we consolidated the results of our investment in OptiX and recorded a charge of approximately $0.3 million for the six months ended June 30, 2004, as a cumulative effect of an accounting change.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005 and December 31, 2004, we had total cash, cash equivalents and investments in marketable securities of approximately $123.2 million and $134.7 million, respectively. This is our primary source of liquidity, as we are not currently generating positive cash flow from our operations. Details of our cash inflows and outflows for the six months ended June 30, 2005 as well as a summary of our cash, cash equivalents and investments in marketable securities and future commitments are detailed as follows:

Cash, Cash Equivalents and Investments

We have financed our operations and have met our capital requirements since incorporation in 1988 primarily through private and public issuances of equity securities, convertible notes, bank borrowings and cash generated from operations. Our principal sources of liquidity as of June 30, 2005 consisted of $62.6 million in cash and cash equivalents, $58.5 million in short-term investments and $2.1 million in long-term investments in marketable securities, for a total cash, cash equivalents and investment balance of $123.2 million. Cash equivalents are instruments with original maturities of less than 90 days, short-term investments have original maturities of greater than 90 days but remaining maturities of less than one year and long-term investments have remaining maturities of greater than one year. Our cash equivalents and investments consist of U.S. Treasury Bills, corporate debt, taxable municipal securities, money market instruments, overnight repurchase investments, commercial paper and auction rate securities.

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

	June 30, 2005	December 31, 2004	Change	June 30, 2004	December 31, 2003	Change
Cash and Cash equivalents	$62,633	$17,311	$45,322	$29,998	$102,869	$(72,871)
Short term investments	58,489	85,193	(26,704)	85,863	49,182	36,681
Long term investments	2,052	32,178	(30,126)	39,071	27,300	11,771

Total Cash and investments	$123,174	$134,682	$(11,508)	$154,932	$179,351	$(24,419)

Cash Inflows and Outflows

During the six months ended June 30, 2005, the net increase in cash and cash equivalents was $45.3 million compared to a net decrease of $72.9 million during the six months ended June 30, 2004. As reported on our consolidated statements of cash flows, the increase in cash and cash equivalents during the six months ended June 30, 2005 and decrease in cash and cash equivalents during the six months ended June 30, 2004 is summarized as follows:

Tabular dollars in thousands	Six months ended June 30,
	2005	2004
Net cash used in operating activities	$(9,529)	$(20,819)
Net cash provided by (used in) investing activities	54,598	(51,938)
Net cash provided by financing activities	567	185
Effect of foreign exchange rate changes	(314)	(299)

Total increase (decrease) in cash and cash equivalents	$45,322	$(72,871)

Details of our cash inflows and outflows are as follows during the six months ended June 30, 2005:

Operating Activities: During the six months ended June 30, 2005, we used $9.5 million in cash and cash equivalents in operating activities as compared with $20.8 million used during the same prior year period. For the six months ended June 30, 2005, this was comprised primarily of our net loss of $ 19.0 million and an increase in working capital of $1.9 million partially offset by non-cash charges totaling $11.4 million. The components of our net loss are detailed in our Results of Operations section included above in this Item. Components of our significant non-cash adjustments are as follows:

Non-cash Adjustments	Six months ended June 30, 2005 (amounts in thousands)	Explanation of Non-cash Activity
Depreciation and amortization	$5,575	Consists of depreciation of property and equipment as well as amortization of debt discount, deferred financing fees and patents.

Change in fair value of derivative liability	3,065	During the six months ended June 30, 2005, we recorded other expense to reflect the change in the fair value of our derivative liability.

Other non-cash items, net	2,764	Other non-cash items include items such as adjustments to our restructuring liability, allowance for doubtful accounts, provision for excess and obsolete inventory and investment impairments.

Total non-cash adjustments to net loss	$11,404

Investing Activities: Cash generated by investing activities was $54.6 million for the six months ended June 30, 2005 as compared with $51.9 million used in investing activities in the six months ended June 30, 2004. Specific investing activity during the six months ended June 30, 2005 and 2004 was as follows:

•	During the six months ended June 30, 2005, we invested approximately $2.0 million in capital equipment. This compares to $2.6 million in the same period of 2004. We expect that capital spending for the remainder if the year will be approximately $1.0 million.

•	We invested approximately $0.2 million in non-publicly traded companies during the six months ended June 30, 2005 compared to $1.0 million in the same period of 2004.

•	In the first six months of 2004, we received cash upon the consolidation of variable interest entities of $0.1 million. No such action occurred during the six months of 2005.

•	Our net proceeds from short- and long-term investments during the six months ended June 30, 2005, was $56.8 million as compared to a net investment of $48.5 million in the same period of 2004.

Financing Activities: During the six months of both 2005 and 2004, cash flows from financing activities were $0.6 million and $0.2 million, respectively, which consisted mainly of proceeds from the issuance of common stock under our employee stock plans.

On June 17, 2005, we filed a registration statement on Form S-4 with the Securities and Exchange Commission under which we plan to offer a combination of up to approximately 14.7 million shares of our common stock and up to approximately $52.4 million in cash in exchange for an aggregate principal amount of approximately $80.5 million of our outstanding Plus Cash Notes (“the Exchange Offer”). This registration statement has not yet become effective and this report is not an offer to exchange or sell securities or a solicitation of an offer to exchange or buy securities. The terms of the proposed Exchange Offer are dependent upon the market price of our common stock on the date of determination, as defined in the Form S-4. We cannot predict the amount of Plus Cash Notes, if any, that will be exchanged under this planned offering.

If consummated, the proposed Exchange Offer will allow us to reduce our outstanding indebtedness.

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

We have outstanding operating lease commitments of approximately $39.6 million, payable over the next fifteen years. Some of these commitments are for space that is not being utilized and, for which, we recorded restructuring charges in prior periods. We are in the process of trying to sublease additional excess space but it is unlikely that any sublease income generated will offset the entire future commitment. As of June 30, 2005, we have sublease agreements totaling $9.1 million to rent portions of our excess facilities over the next six years. We currently believe that we can fund these lease commitments in the future; however, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

We have also pledged approximately $0.6 million in available cash and cash equivalents as collateral for stand-by letters of credit that guarantee certain long-term property lease obligations.

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

Our net revenues have increased during the years ended December 31, 2004 and 2003, to $33.7 million and $23.8 million respectively. Net revenue for year ended December 31, 2002 was $16.6 million. Our net revenues recorded during the three and six months ended June 30, 2005 were $8.0 million and $17.0 million, respectively. During the three and six months ended June 30, 2004, our net revenues recorded were $8.7 million and $16.9 million, respectively. Due to current economic conditions and slowdowns in purchases of VLSI semiconductor devices, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our net revenues will continue to fluctuate in the future

We have incurred significant net losses.

Our net losses have been considerable for the fiscal years ended December 31, 2004, 2003 and 2002. Our net losses recorded during the three and six months ended June 30, 2005 were $12.7 million and $19.0 million, respectively. Our net losses recorded during the three and six months ended June 30, 2004 were $7.2 million and $22.4 million, respectively. Due to current economic conditions, we expect that our net losses will continue to fluctuate in the future and there is no assurance that we will attain positive net earnings in the future.

We are using our available cash and investments each quarter to fund our operating activities.

During the six months ended June 30, 2005, we generated $45.6 million of cash and cash equivalents, excluding the effect of exchange rate changes, from our operating, investing and financing activities, including proceeds of $56.8 million from short- and long-term investments for a total cash and investment usage of $11.2 million.

During the year ended December 31, 2004, we used $85.6 million of our available cash and cash equivalents to fund our operating, investing and financing activities, which included investments of $40.9 million in short and long-term marketable securities for a net cash and investment usage of $44.7 million.

During the year ended December 31, 2003, we used $15.5 million of our available cash and cash equivalents to fund our operating, investing and financing activities. During 2003 we raised additional cash of $19.5 million through the sale of our Plus Cash Notes and redeemed $10.6 million of short and long-term marketable securities. Thus, our net cash and investment usage was $45.6 million.

We anticipate that we will use approximately $6.0 million to $8.0 million in cash, cash equivalents and investments during the third quarter of 2005 to fund our operations, investments and financing activities. If the proposed Exchange Offer is successful, we anticipate that we will pay the holders of our Plus Cash Notes up to an aggregate of approximately $52.4 million in cash and up to approximately 14.7 million shares of our common stock in exchange for their outstanding Plus Cash Notes. Also, in September of 2005, approximately $24.4 million in principal amount of our 4.50% Convertible Notes due 2005 (the 4.50% Notes) will become due and payable. We believe that we will continue to use our available cash, cash equivalents and investments in the future although we believe that we have sufficient cash to fund our operations and our other cash needs for at least the next twelve months. We will continue to experience losses and use our cash, cash equivalents and investments if we do not receive sufficient product orders and our costs are not reduced to offset the decline in revenue.

We currently have substantial indebtedness.

As of June 30, 2005, we have approximately $105.0 million in principal amount of indebtedness outstanding in the form of our 4.50% Notes and the Plus Cash Notes.

In addition to this indebtedness, we may incur substantial additional indebtedness in the future. This level of indebtedness, among other things, could:

•	make it difficult for us to make payments on our 4.50% Notes or our Plus Cash Notes;

•	make it difficult for us to obtain any necessary future financing for working capital, capital expenditures, debt service or other purposes;

•	limit our flexibility in planning for, or reacting to changes in, our business; and

•	make us more vulnerable in the event of a downturn in our business.

There can be no assurance that we will be able to meet our debt service obligations, including our obligations under the 4.50% Notes, which come due in September 2005, or, if the proposed Exchange Offer is unsuccessful, the Plus Cash Notes. The terms of our Plus Cash Notes permit the holders thereof to convert their notes voluntarily, at any time, into a certain number of shares of our common stock and receive a certain amount in cash, which we refer to as the plus cash amount. If certain conditions are met, we have the option of settling this cash amount in additional shares of our common stock. These Plus Cash Notes also permit us to automatically convert some or all of the Plus Cash Notes into shares of our common stock subject to certain conditions. We may not elect to settle the plus cash amount payable upon voluntary or automatic conversion in additional shares of our common stock, or we may be restricted from doing so pursuant to the terms of the Plus Cash Notes. If all or a significant percentage of our Plus Cash Notes are tendered in the proposed Exchange Offer or are voluntarily or automatically converted in the future, we will be required to use all or a significant portion of our available cash, which could have a material adverse effect on our business, prospects, financial condition and operating results.

We may not be able to pay our debt and other obligations.

If our cash, cash equivalents, short and long-term investments and operating cash flows are inadequate to meet our obligations, we could face substantial liquidity problems. We may utilize up to an aggregate of approximately $52.4 million of our available cash if the proposed Exchange Offer is successful. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the 4.50% Notes, which come due in September 2005, the Plus Cash Notes if the proposed Exchange Offer is successful or our other obligations, we would be in default under their respective terms. This would permit the holders of the 4.50% Notes, the Plus Cash Notes and our other obligations to accelerate their respective maturities and could also cause defaults under any future indebtedness we may incur. Any such default or cross default would have a material adverse effect on our business, prospects, financial condition and operating results. In addition, we cannot be sure that we would be able to repay amounts due in respect of the 4.50% Notes and the Plus Cash Notes if payment of those notes were to be accelerated following the occurrence of an event of default as defined in the respective indentures of the 4.50% Notes and Plus Cash Notes.

We may incur additional indebtedness, including secured indebtedness, which may have rights to payment superior to our 4.50% Notes and Plus Cash Notes.

We may incur additional indebtedness, which may be secured. Upon any distribution of our assets in the event of an insolvency, dissolution or reorganization, the payment of the principal of and interest on our secured indebtedness would be distributed out of our assets, which represent the security for such indebtedness. There may not be sufficient assets remaining to pay amounts due on any or all of the 4.50% Notes or the Plus Cash Notes then outstanding once payment of the principal and interest on our secured indebtedness has been made.

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

On June 17, 2005, we filed a registration statement on Form S-4 with the Securities and Exchange Commission under which we plan to offer a combination of up to approximately 14.7 million shares of our common stock and up to approximately

$52.4 million in cash in exchange for an aggregate principal amount of approximately $80.5 million of our outstanding Plus Cash Notes (“the Exchange Offer”). This registration statement has not yet become effective and this report is not an offer to exchange or sell securities or a solicitation of an offer to exchange or buy securities. The terms of the proposed Exchange Offer are dependent upon the market price of our common stock on the date of determination, as defined in the Form S-4. We cannot predict the amount of Plus Cash Notes, if any, that will be exchanged under this planned offering.

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

If we are unable to generate sufficient cash flows from operations to meet our anticipated needs for working capital and capital expenditures, we may need to raise additional funds. However, events in the future may require us to seek additional capital and, if so required, that capital may not be available on terms favorable or acceptable to us, if at all. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations.

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

Our common stock is listed on The NASDAQ National Market and is subject to certain listing requirements, including the requirement that the closing bid price for our shares of common stock exceed $1.00. On July 29, 2005 the price of our shares was $1.85. If we do not continue to comply with the NASDAQ listing requirements, NASDAQ may provide written notification to us regarding the delisting of our securities. At that time, we would have the right to request a hearing to appeal the NASDAQ determination and would also have the option to apply to transfer our securities to The NASDAQ SmallCap Market.

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

Our board of directors may elect to exercise its discretion to affect a reverse stock split. There are risks and uncertainties inherent in a reverse stock split.

By resolution approved by our stockholders at the annual meeting of stockholders held on May 19, 2005, our board of directors has the authority, in its sole discretion, to effect a reverse stock split of our common stock at any time prior to the date of our annual meeting of stockholders to be held in 2006 at a ratio between one for two and one for twenty as selected by the board of directors. In addition, notwithstanding approval of the reverse stock split by the stockholders, the board of directors may choose, in its sole discretion, not to affect a reverse stock split without further approval or action by or prior notice to the stockholders.

Although the price of our common stock is currently above $1.00, failure to implement the reverse stock split may increase the probability that our common stock would be delisted from the NASDAQ National Market in the future due to failure to satisfy the minimum bid price listing condition discussed above.

There can be no assurance that any increase in the market price for our common stock resulting from a reverse stock split, if approved and implemented, would be sustainable since there are numerous factors and contingencies that would effect such price, including the market conditions for our common stock at the time, our reported results of operations in future periods and general economic, geopolitical, stock market and industry conditions. Accordingly, the total market capitalization of our common stock after a reverse stock split may be lower than the total market capitalization before such reverse stock split and, in the future, the market price of our common stock may not exceed or remain higher than the market price prior to such reverse stock split. Further, there can be no assurance that after a reverse stock split, we would continue to meet the minimum listing requirements of the NASDAQ National Market.

While a higher share price may help generate investor interest in our common stock, there can be no assurance that a reverse stock split would result in a per share market price that attracts institutional investors or investment funds, or that such price would satisfy the investing guidelines of institutional investors or investment funds. As a result, the trading liquidity of our common stock may not improve as a result of a reverse stock split. Furthermore, the liquidity of our common stock could be adversely affected by the reduced number of shares of our common stock that would be outstanding after the reverse stock split.

Our stock price is volatile.

The market for securities for communication semiconductor companies, including our Company, has been highly volatile. The market sale price of our common stock has fluctuated between a low of $0.21 and a high of $74.69 during the period from June 19, 1995 to June 30, 2005. The closing price was $1.85 on July 29, 2005. It is likely that the price of our common stock will continue to fluctuate widely in the future. Factors affecting the trading price of our common stock include:

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

Our business is characterized by short-term orders and shipment schedules, and orders typically can be cancelled or rescheduled without significant penalty to our customers. Because we do not have substantial non-cancelable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Future fluctuations in our operating results may also be caused by a number of factors, many of which are beyond our control.

In response to anticipated long lead times to obtain inventory and materials from our foundries, we may order inventory and materials in advance of anticipated customer demand, which might result in excess inventory levels if the expected orders fail to materialize. As a result, we cannot predict the timing and amount of shipments to our customers, and any significant downturn in customer demand for our products would reduce our quarterly and our annual operating results. As a result of these conditions, during the three and six months ended June 30, 2005, we recorded write-downs for excess inventories totaling $0.1 million and $0.6 million, respectively. No such charge was recorded during the three or six months ended June 30, 2004.

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

During the three months ended June 30, 2005, we recorded a restructuring charge of $1.0 to impair certain patent assets that were acquired in our acquisition of Onex Communications Corporation (Onex) in 2001. In the three months ended June 30, 2004, restructuring benefits totaled $0.1 million, related to the sub-lease of excess facilities

During the first quarter of 2005, we recorded restructuring charges totaling $1.5 million resulting from workforce reductions in the United States, the disengagement from our design center in Toulouse, France and further reductions in our U.S. facilities expenses.

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

These measures may not be sufficient to offset lower net revenues, and if they are not, further measures will be required and our spending results will be adversely affected. We may have to make further restructuring changes if our operating expense run–rate does not continue to decline in the face of current and anticipated business conditions.

We anticipate that shipments of our products to relatively few customers will continue to account for a significant portion of our total net revenues.

Historically, a relatively small number of customers have accounted for a significant portion of our total net revenues in any particular period. For the three months ended June 30, 2005 and 2004, shipments to our top five customers, including sales to distributors, accounted for approximately 45% and 60% of our total net revenues, respectively. For the years ended December 31, 2004 and 2003, shipments to our top five customers, including sales to distributors, accounted for approximately 58% and 64% of our total net revenues, respectively. We expect that a limited number of customers may account for a substantial portion of our total net revenues for the foreseeable future.

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

We cannot be certain that our current customers will continue to place orders with us, that orders by existing customers will return to the levels of previous periods or that we will be able to obtain orders from new customers. We have no long-term volume purchase commitments from any of our significant customers. The following tables set forth the percentage of net revenues attributable to our major distributors as well as the significant customers that had total purchases (either direct or through distributors) of greater than 10% of net revenues for the six months ended June 30, 2005 as well as the years ended December 31, 2004, 2003 and 2002:

	Six Months Ended June 30, 2005	Years Ended December 31,
		2004	2003	2002
Distributors:
Insight Electronics, Inc.(1)	*	12%	12%	10%
Arrow Electronics, Inc.(2)	*	10%	11%	19%
Weone Corporation	*	*	*	13%

Significant Customers:
Siemens AG	23%	24%	28%	19%
Nortel	11%	12%
Tellabs, Inc.(2)	*	10%	12%	23%
Cisco Systems, Inc.(1)	*	*	*	11%

(1)	The end customers of the shipments to Insight Electronics, Inc. include: Spirent Communications, Cisco Systems and Sonus Network, Inc.
(2)	The primary end customer of the shipments to Arrow Electronics, Inc. is Tellabs, Inc.
*	Revenues were less than 10% of our net revenues in these periods.

The cyclical nature of the communication semiconductor industry affects our business and we have experienced a significant downturn since 2000.

After the severe downturn in the global telecommunication market in 2001 and 2002, the market showed signs of stability and mild recovery in the latter part of 2003. In 2004 and the first half of 2005, the market for our products continued its recovery, but showed additional fluctuations in demand. However, communication service providers, Internet service providers, regional Bell operating companies and interexchange carriers continue to closely monitor their capital expenditures. Spending on voice-only equipment is still slow while spending on equipment providing the efficient transport of data services on existing infrastructure appears to be slowly recovering. Demand for new, high bandwidth applications such as video conferencing, broadband audio and telephone are placing an increased burden on existing public network infrastructure. We cannot be certain that the market for our products will continue its recovery or that spending will increase.

Our international business operations expose us to a variety of business risks.

Foreign markets are a significant part of our net revenues. Foreign shipments accounted for 88% and 90% of our total net revenues for the three and six months ended June 30, 2005, respectively. We expect foreign markets to continue to account for a significant percentage of our total net revenues. A significant portion of our total net revenues will, therefore, be subject to risks associated with foreign markets, including the following:

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

We have made investments in early stage venture-backed, start-up companies that develop technologies that are complementary to our product roadmap. The following table summarizes these investments as of June 30, 2005:

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

During the second quarter, we made the decision to no longer provide additional funding to Metanoia. Subsequent to that decision, we determined that our investment in Metanoia preferred stock and the bridge loan receivable from Metanoia were impaired. In making this evaluation, we considered changes during the quarter in Metanoia’s operations and financial condition. As a result of its evaluation, we recorded an impairment charge related to Metanoia of approximately $1.5 million in the quarter ended June 30, 2005.

The loss of key management could affect our ability to run our business.

Our success depends largely upon the continued service of our executive officers, including Dr. Santanu Das, Chief Executive Officer and President, and other key management and technical personnel and on our ability to continue to attract, retain and motivate other qualified personnel.

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

The Financial Accounting Standards Board has announced its decision to require companies to expense employee stock options in accordance with SFAS No. 123R, Accounting for Stock-Based Compensation, or SFAS 123R, for financial reporting purposes. Such stock option expensing would require us to value our employee stock option grants pursuant to an option valuation model, and then amortize that value against our reported earnings over the vesting period in effect for those options. We currently account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative of SFAS 123 and SFAS 148. This change in accounting treatment will materially and adversely affect our reported results of operations, as the stock-based compensation expense would be charged directly against our reported earnings. For an illustration of the effect of such a change on our recent results of operations, please refer to Item 1, Note 3 – Stock Based Compensation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We have investments in money market accounts, government securities and commercial paper that earn interest income that is a function of the market rates. As a result, we have exposure to changes in interest rates. For example, if interest rates were to decrease by one half percentage point from their current levels, our potential interest income for the remainder of 2005, assuming a constant cash balance, would decrease by approximately $0.3 million. We do, however, expect our cash balance to decline during 2005 and expect that our interest income will therefore also decrease proportionately.

Foreign Currency Exchange Risk. As substantially all of our net revenues are currently made or denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. We incur a portion of our expenses in currencies other than U.S. dollars. For the six months ended June 30, 2005, operating expenses incurred in foreign currency were approximately 23% of our total operating expenses. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in hedging. We do not enter into derivative financial instruments for trading or speculative purposes. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

Fair Value of Financial Instruments. As of June 30, 2005, our long-term debt consisted of convertible notes with interest at fixed rates of 4.50% and 5.45%, respectively. Consequently, we do not have significant interest rate exposure on the cash flow associated with our convertible notes. However, the fair market value of the convertible notes is subject to significant fluctuation due to changes in market interest rates and their convertibility into shares of our common stock pursuant to their terms. The fair market value of our outstanding 4.50% Notes is approximately $23.3 million and $24.3 million at June 30, 2005 and December 31, 2004, respectively. The fair market value of our outstanding Plus Cash Notes was approximately $80.5 million and $74.1 million at June 30, 2005 and December 31, 2004, respectively. Among other factors, changes in interest rates and the price of our common stock affect the fair value of our convertible notes. For further discussion, please refer to Critical Accounting Policies and Use of Estimates in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on and analysis of our derivative liability associated with our Plus Cash Notes.

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

During the three and six months ended June 30, 2005, there were no changes in the Company’s internal controls over financial reporting identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

ITEM 4. SUBMISSION OF VOTE TO SHAREHOLDERS

The Company held its Annual Meeting of Stockholders on May 19, 2005. At the meeting, the stockholders of the Company voted on the following matters:

1) The first item of business was to elect certain nominees to the Board of Directors for the ensuing year. After a motion was duly made and seconded, the persons listed below were elected Directors with the holders of common stock of the Company voting as set forth in the following table:

	Number of Shares/ Votes For	Withheld Authority
Dr. Santanu Das	91,776,277	1,559,549
Alfred F. Boschulte	91,427,703	1,908,123
Dr. Hagen Hultzsch	91,823,295	1,512,531
Gerald F. Montry	91,529,225	1,806,601
James M. Pagos	91,812,261	1,523,565
Dr. Albert E. Paladino	91,740,065	1,595,761
Erik H. van der Kaay	91,736,264	1,599,562

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

For	89,904,610
Against	2,970,809
Abstain	453,407

3) On the proposal to approve an amendment to the Company’s 1995 Third Amended and Restated Stock Plan (the “1995 Plan”) that will extend the term of the 1995 Plan for five years. The holders of common stock of the Company voted as set forth in the following table:

For	26,469,320
Against	9,535,438
Abstain	265,585

4) On the proposal to approve the adoption of the Company’s 2005 Employee Stock Purchase Plan (the “2005 ESPP”). The holders of common stock of the Company voted as set forth in the following table:

For	34,115,692
Against	1,966,028
Abstain	188,624

ITEM 6. EXHIBITS

Exhibit 4.1	Third Amended and Restated 1995 Stock Plan, as amended (filed as Exhibit 10.1 to the Company’s current report on 8-K as filed on May 23, 2005 and incorporated herein by reference).

Exhibit 4.2	2005 Employee Stock Purchase Plan (filed as Exhibit 4.2 to the Company’s registration statement on Form S-8 (File No. 333-126129) and incorporated herein by reference).

Exhibit 4.3	Form of Employee Stock Purchase Plan Enrollment Authorization Form (filed as Exhibit 4.3 to the Company’s registration statement on Form S-8 (File No. 333-126129) and incorporated herein by reference).

Exhibit 4.4	Form of Employee Stock Purchase Plan Change / Withdrawal Authorization Form (filed as Exhibit 4.4 to the Company’s registration statement on Form S-8 (File No. 333-126129) and incorporated herein by reference).

Exhibit 31.1	CEO Certification pursuant to Rule 13a-14(a) and Rule 15-d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

Exhibit 31.2	CFO Certification pursuant to Rule 13a-14(a) and Rule 15-d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

Exhibit 32.1	CEO and CFO Certification pursuant to Rule 13a-14(b) and Rule 15-d-14(b) of the Securities Exchange Act of 1934, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSWITCH CORPORATION

August 3, 2005	/s/ Dr. Santanu Das
Date	Dr. Santanu Das Chief Executive Officer and President (Chief Executive Officer)

August 3, 2005	/s/ Peter J. Tallian
Date	Peter J. Tallian Senior Vice President, Chief Financial Officer and Treasurer (Chief Financial Officer and Chief Accounting Officer)