Form 10-Q
period 2005-09-30
TRANSWITCH CORP /DE
filed 2005-11-07
CIK 944739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

At October 31, 2005, there were 108,258,556 shares of Common Stock, par value $.001 per share, of the Registrant outstanding.

TRANSWITCH CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended September 30, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$52,169	$17,311
Short-term investments in marketable securities	41,657	85,193
Accounts receivable, net	3,694	4,795
Inventories	2,894	2,933
Prepaid expenses and other current assets	1,914	2,243

Total current assets	102,328	112,475
Long-term investments in marketable securities	—	32,178
Property and equipment, net	2,356	3,590
Patents, net of accumulated amortization	—	1,080
Investments in non-publicly traded companies	945	2,108
Deferred financing costs, net	1,834	2,647
Other assets	464	630

Total assets	$107,927	$154,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,209	$1,385
Accrued expenses and other current liabilities	2,865	4,294
Accrued compensation and benefits	1,797	2,329
Accrued stock rotation and sales allowances	340	1,067
Accrued interest	—	1,430
Restructuring liabilities	538	1,093
4.50% Convertible Notes due 2005	—	24,442
Derivative liability	—	74

Total current liabilities	6,749	36,114
Restructuring liabilities	21,115	21,532
5.45% Convertible Plus Cash NotesSM due 2007, net of debt discount of $9,563 and $13,149, respectively	70,956	67,370
Derivative liability	8,599	8,461

Total liabilities	107,419	133,477

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value: 300,000,000 shares authorized; 104,026,959 and 103,447,488 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	104	103
Additional paid-in capital	308,565	307,876
Accumulated other comprehensive income	(13)	1,066
Accumulated deficit	(308,148)	(287,814)

Total stockholders’ equity	508	21,231

Total liabilities and stockholders’ equity	$107,927	$154,708

See accompanying notes to unaudited consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenues:
Product revenues	$7,295	$8,336	$24,284	$25,040
Service revenues	—	12	9	200

Total net revenues	7,295	8,348	24,293	25,240
Cost of revenues:
Cost of product revenues	1,625	2,498	6,506	6,890
Provision for excess and obsolete inventories	—	571	573	571
Cost of service revenues	—	2	—	160

Total cost of revenues	1,625	3,071	7,079	7,621

Gross profit	5,670	5,277	17,214	17,619
Operating expenses:
Research and development	4,369	11,230	16,215	36,871
Marketing and sales	2,019	2,789	7,132	9,332
General and administrative	1,305	1,506	3,777	5,169
Restructuring and asset impairment charges, net	197	492	2,724	280

Total operating expenses	7,890	16,017	29,848	51,652

Operating loss	(2,220)	(10,740)	(12,634)	(34,033)
Other income (expense):
Impairments of investments in non-publicly traded companies	—	—	(1,450)	(123)
Change in fair value of derivative liability	3,001	5,126	(64)	12,852
Loss on extinguishment of debt	—	—	—	(1,241)
Other income	—	—	—	378
Interest:
Interest income	781	577	2,226	1,708
Interest expense	(2,794)	(3,227)	(8,185)	(9,792)

Interest expense, net	(2,013)	(2,650)	(5,959)	(8,084)

Total other income (expense), net	988	2,476	(7,473)	3,782

Loss before income taxes and cumulative effect of adoption of accounting principle	(1,232)	(8,264)	(20,107)	(30,251)
Income tax expense (benefit)	82	(10)	227	163

Loss before cumulative effect of adoption of accounting principle	(1,314)	(8,254)	(20,334)	(30,414)
Cumulative effect on prior years of adoption of and retroactive application of FIN 46R	—	—	—	(277)

Net loss	$(1,314)	$(8,254)	$(20,334)	$(30,691)

Basic and diluted loss per common share:
Loss before cumulative effect of adoption of accounting principle	$(0.01)	$(0.09)	$(0.20)	$(0.33)
Cumulative effect on prior years of adoption of and retroactive application of FIN 46R	—	—	—	—

Net loss	$(0.01)	$(0.09)	$(0.20)	$(0.33)

Basic and diluted average common shares outstanding	103,977	94,497	103,724	92,705

See accompanying notes to unaudited consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating activities:
Net loss	$(20,334)	$(30,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,869	12,839
Provision for excess and obsolete inventories	573	571
Provision (credit) for doubtful accounts	(194)	16
Cumulative effect on prior years of adoption of FIN 46R	—	277
Loss on extinguishment of debt	—	1,241
Non-cash restructuring charges (benefits) and asset impairments, net	594	(173)
Impairments of investments in non-publicly traded companies	1,450	123
Change in fair value of derivative liability	64	(12,852)
Other non-cash items	—	59
Changes in operating assets and liabilities:
Accounts receivable	1,295	(188)
Inventories	(534)	(550)
Prepaid expenses and other assets	259	162
Accounts payable	(176)	1,152
Accrued expenses and other current liabilities	(3,995)	(2,755)
Restructuring liabilities	(972)	(996)

Net cash used in operating activities	(14,101)	(31,765)

Investing activities:
Capital expenditures	(2,139)	(3,369)
Investments in non-publicly traded companies	(288)	(1,385)
Cash acquired upon consolidation of variable interest entities	—	124
Purchases of short and long-term held-to-maturity investments	(2,732)	(114,549)
Proceeds from maturities of short and long-term held-to-maturity investments	78,445	68,494

Net cash provided by (used in) investing activities	73,286	(50,685)

Financing activities:
Issuance of common stock under employee stock plans	691	309
Payment in lieu of interest on extinguishment of debt	—	(59)
Repayment of 4.50% Convertible Notes due 2005	(24,442)	—

Net cash (used in) provided by financing activities	(23,751)	250

Effect of exchange rate changes on cash and cash equivalents	(576)	(269)

Net change in cash and cash equivalents	34,858	(82,469)
Cash and cash equivalents at beginning of period	17,311	102,869

Cash and cash equivalents at end of period	$52,169	$20,400

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss:
Reported net loss	$(1,314)	$(8,254)	$(20,334)	$(30,691)
Stock-based employee compensation expense determined under fair value based method for all awards	(544)	(3,687)	(1,693)	(12,129)

Pro forma loss	$(1,858)	$(11,941)	$(22,027)	$(42,820)

Basic and diluted loss per common share:
As reported	$(0.01)	$(0.09)	$(0.20)	$(0.33)
Pro forma	$(0.02)	$(0.13)	$(0.21)	$(0.46)

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Tabular dollars in thousands, except share and per share amounts)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	September 30,
	2005	2004
Risk-free interest rate	4.03%	3.40%
Expected life in years	1.91	2.38
Expected volatility	97.00%	100.00%
Expected dividend yield	—	—

In accordance with SFAS 123, the weighted average fair value of stock options granted to employees was based on a theoretical statistical model using the above assumptions. However, because the Company’s stock options are not traded on any exchange, employees can receive no value or derive any benefit from holding stock options under these plans without an increase in the market price of the Company’s common stock relative to the respective dates of the option grants.

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

Basic and diluted loss per common share is based upon the weighted average common shares outstanding during the periods. All “in-the-money” stock options for the three and nine months ended September 30, 2005 and 2004, respectively, and shares issuable upon the conversion of the 4.50% Convertible Notes due 2005 and 5.45% Convertible Plus Cash NotesSM due 2007 were anti-dilutive.

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Tabular dollars in thousands, except share and per share amounts)

Note 5.	Change in Accounting Principle

The Company adopted the provisions of FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R) and changed its accounting accordingly in the first quarter of 2004. As a result of the adoption of FIN 46R, the Company consolidated the results of its investment in OptiX Networks, Inc. (OptiX) and recorded a charge of $0.3 million for the six months ended June 30, 2004, as a cumulative effect of an accounting change. This charge has not been presented net of income taxes since the Company continues to maintain a full valuation allowance for net deferred income tax assets. In July 2004, the Company informed OptiX that it planned to discontinue funding of OptiX’s operations. Consequently, the Board of Directors of OptiX voted to wind-down its business and operations. The completion of the wind-down took place in the fourth quarter of 2004 resulting in the deconsolidation of OptiX from the Company’s financial statements.

Note 6.	Reclassifications

Certain prior year amounts have been reclassified in the Consolidated Statements of Cash Flows to conform to the current-year presentation. Auction rate securities and certain other investment securities previously reported as cash equivalents, have been reclassified as short-term investments in marketable securities. These reclassifications had no impact on the Company’s results of operations, total assets or changes in shareholders’ equity.

Note 7.	Inventories

The components of inventories are as follows:

	September 30, 2005	December 31, 2004
Raw material	$118	$281
Work-in-process	1,493	1,117
Finished goods	1,283	1,535

Total inventories	$2,894	$2,933

The Company recorded provisions for excess and obsolete inventories of approximately $0.6 million for the nine months ended September 30, 2005 and 2004.

In the years ended December 31, 2004, 2003, 2002 and 2001, the Company recorded provisions for excess and obsolete inventories of $0.6 million, $1.5 million, $4.8 million and $39.2 million, respectively. The effect of these inventory provisions was to write this excess inventory down to a new cost basis of zero. During the three and nine months ended September 30, 2005 and 2004, the Company sold certain products that had previously been written down to a cost basis of zero. The following table presents the impact on gross profit of the excess and obsolete inventory charges and benefits for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30, 2005		Three Months Ended September 30, 2004
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %
Gross profit — as reported	$5,670	78%	$5,277	63%
Excess inventory benefit(1)	(862)	(12)%	(1,025)	(12)%
Excess inventory charge(2)	—	—%	571	7%

Gross profit — as adjusted	$4,808	66%	$4,823	58%

	Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2004
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %
Gross profit — as reported	$17,214	71%	$17,619	70%
Excess inventory benefit(1)	(2,164)	(9)%	(3,178)	(13)%
Excess inventory charge(2)	573	2%	571	2%

Gross profit — as adjusted	$15,623	64%	$15,012	59%

(1)	The Company realized an excess inventory benefit from the sale of products that had previously been written down to a cost basis of zero. For the purposes of comparing the change in gross profit on net revenues, the Company is excluding this benefit and calculating gross profit on these product revenues as if they had been sold at their approximate historical average costs.

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Tabular dollars in thousands, except share and per share amounts)

(2)	The Company recorded excess and obsolete inventory charges totaling zero and $0.6 million during the three months ended September 30, 2005 and 2004, respectively. The Company recorded excess and obsolete inventory charges totaling $0.6 million and $0.6 million during the nine months ended September 30, 2005 and 2004, respectively.

Note 8.	Comprehensive Loss

The components of comprehensive loss were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(1,314)	$(8,254)	$(20,334)	$(30,691)
Foreign currency translation adjustment	(262)	30	(576)	(269)

Total comprehensive loss	$(1,576)	$(8,224)	$(20,910)	$(30,960)

Note 9.	Restructuring and Asset Impairment Charges

The Company reviews long-lived assets, which are held and used, including purchased intangible assets, for impairment whenever changes in circumstances indicate that the carrying amount may not be recoverable. During the second quarter of 2005, the Company conducted a review of certain patent assets that were acquired with the Company’s acquisition of Onex Communications Corporation (Onex) in 2001. The impairment review was conducted because the Company determined that it no longer had significant sales expectations for the products related to these patents. As such, the Company determined that these patent assets were impaired and recorded an impairment charge of $1.0 million in the second quarter of 2005.

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

In March 2005, the Company implemented a plan to disengage from TranSwitch S.A. (formerly, ADV Engineering S.A.), a wholly owned research and development subsidiary in France. This action resulted in the dismissal of 20 employees and is expected to result in operating savings of approximately $2.0 million annually. As a result of this action, the Company incurred restructuring charges of approximately $1.2 million related to employee termination benefits and $0.3 million related to legal and other transaction costs. These charges were offset by translation and other gains of $0.6 million, for a net restructuring charge of approximately $0.9 million.

During the third quarter of 2005 the Company recorded net restructuring charges of approximately $0.2 million related to an organizational restructuring of its Swiss design center. This action resulted in the dismissal of 4 employees and is expected to result in annual savings of approximately $0.6 million.

In the three and nine months ended September 30, 2004, the Company recorded restructuring charges of $0.5 million and $0.3 million, respectively. The Company recorded restructuring charges totaling $0.5 million resulting from the liquidation of its investment in TeraOp (USA), Inc. (TeraOp) and the wind-down of the business and operations of OptiX Networks, Inc. (OptiX), two Israeli development stage companies consolidated in the Company’s financial statements under FIN 46R.

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Tabular dollars in thousands, except share and per share amounts)

In the nine month periods ended September 30, 2005 and 2004, the Company recorded restructuring benefits of $0.4 million and $0.2 million, respectively, reflecting the Company’s new agreements to sub-lease certain portions of excess facilities that had previously been accrued.

A summary of the Company’s restructuring and asset impairment charges and activity within the related restructuring liabilities for the nine months ended September 30, 2005 follows:

	Activity for the Nine Months Ended September 30, 2005
	Restructuring Liabilities December 31, 2004	Restructuring Charges	Cash Payments January 1, 2005– September 30, 2005	Non-cash Items	Adjustments and Changes in Estimates	Restructuring Liabilities September 30, 2005
Employee termination benefits	$—	$2,355	$(2,355)	$—	$—	$—
Facility lease costs	22,625	161	(859)	—	(434)	21,493
Asset impairments	—	1,222	—	(1,222)	—	—
Other	—	(580)	(139)	879	—	160

Totals	$22,625	$3,158	$(3,353)	$(343)	$(434)	$21,653

Note 10.	Investments in Non-Publicly Traded Companies

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

During the first and second quarters of 2005, the Company advanced Metanoia $0.2 million under a bridge loan agreement. During the second quarter of 2005, the Company made the decision to no longer provide additional funding to Metanoia. Subsequent to that decision, the Company determined that its investment in Metanoia preferred stock and the bridge loan receivable from Metanoia were impaired. In making this evaluation, the Company considered changes during the second quarter in Metanoia’s operations and financial condition. As a result of its evaluation, the Company recorded an impairment charge related to Metanoia of approximately $1.5 million in the second quarter of 2005.

Total impairment charges related to investments in non-publicly traded companies for the nine months ended September 30, 2005 and 2004 were $1.5 million and $0.1 million, respectively.

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Tabular dollars in thousands, except share and per share amounts)

Note 11.	Convertible Notes

4.50% Convertible Notes due 2005

In September 2000, the Company issued $460.0 million of 4.50% Convertible Notes due September 12, 2005 (the 4.50% Notes), and received proceeds of $444.0 million, net of debt issuance costs. The 4.50% Notes were convertible, at the option of the holder, at any time on or prior to maturity, into shares of common stock at a conversion price of $61.9225 per share.

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

In September 2005, the Company paid in full all of its outstanding 4.50% Notes, which matured on September 12, 2005. The aggregate principal amount of the Notes outstanding was approximately $24.4 million and that amount plus accrued interest was paid from the Company’s cash balances.

5.45% Convertible Plus Cash NotesSM due 2007

On September 30, 2003, the Company completed its exchange offer with and new money offering to holders of the 4.50% Notes. The Company issued $98.0 million aggregate principal amount of 5.45% Convertible Plus Cash NotesSM due September 30, 2007 (the Plus Cash Notes), which represented $74.0 million of Plus Cash Notes issued in exchange for the 4.50% Notes tendered in the exchange offer and $24.0 million of additional Plus Cash Notes sold for cash to holders of existing 4.50% Notes. The net proceeds from the new money offering are being used for general corporate purposes, including working capital and research and development. During the year ended December 31, 2004, the Company exchanged, in privately negotiated transactions with holders of the Plus Cash Notes pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, approximately $17.0 million in aggregate original principal amount of the Plus Cash Notes for approximately 12.1 million shares of the Company’s common stock plus approximately $0.1 million cash in lieu of accrued and unpaid interest. No such exchanges were affected in the three or nine months ended September 30, 2005. As of September 30, 2005 and December 31, 2004, the remaining outstanding principal balance of the Plus Cash Notes was $80.5 million. Please see Note 13. Subsequent Events in the notes to the unaudited consolidated financial statements herein, for further information regarding recent transactions with the Plus Cash Notes.

The following description provides a brief overview of the terms and conditions of the Plus Cash Notes. Each Plus Cash Note may be converted by the holders thereof into 182.71 shares of the Company’s common stock (the base shares) plus $500 in cash (the plus cash amount), which the Company may elect to pay with shares of its common stock subject to the terms and conditions of the Plus Cash Notes indenture. Interest on the Plus Cash Notes is payable at a rate of 5.45% per year, payable on March 31 and September 30 of each year, commencing on March 31, 2004. The Company may elect to pay interest in cash or common stock, subject to the terms and conditions of the Plus Cash Notes. At any time prior to maturity, the Company may, at its option, elect to automatically convert (an auto-conversion) the Plus Cash Notes if the closing price of its common stock exceeds $5.47 for 20 trading days during any consecutive 25 trading day period, subject to the terms and conditions of the Plus Cash Notes. The Company may elect to satisfy the plus cash amount issuable in connection with any auto-conversion in cash or common stock, subject to the terms and conditions of the Plus Cash Notes. If the Company had elected an auto-conversion prior to September 30, 2005, the Company would have been obligated to pay the additional interest payable pursuant to the terms of the Plus Cash Notes, as described under “Auto-Conversion Make Whole Provision” below in cash.

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

Auto-Conversion Make-Whole Provision

Under the terms of the Plus Cash Notes, the Company was obligated to pay additional interest equal to two full years of interest on the Plus Cash Notes (the auto-conversion make-whole provision), less any interest actually paid or provided for on the Plus Cash Notes if the Plus Cash Notes were automatically converted by the Company on or prior to September 30, 2005. The auto-conversion make-whole provision represented an embedded derivative that was required to be accounted for apart from the underlying Plus Cash Notes. At issuance of the Plus Cash Notes, the auto-conversion make-whole provision had an estimated initial fair value of $3.0 million, which was recorded as a discount to the Plus Cash Notes and a derivative liability on the consolidated balance sheets. The discount on the Plus Cash Notes is being accreted to par value through quarterly interest charges over the four-year term of the Plus Cash Notes. The auto-conversion make-whole provision could only be settled in cash, and accordingly, was classified as a derivative liability in the consolidated balance sheets during the period that the provision was available. The auto-conversion make-whole provision was adjusted to its fair value on a quarterly basis for the first two years that such Plus Cash Notes were outstanding, with the corresponding charge or credit to other expense or income. The estimated fair value of the auto-conversion make-whole provision was determined using the Monte Carlo simulation model. The model uses several assumptions including: historical stock price volatility, risk-free interest rate, remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability. For the three months ended September 30, 2005 and 2004, the Company recorded other income on the consolidated statements of operations for the change in fair value of the auto-conversion make-whole provision of approximately zero and $0.5 million, respectively. For the nine months ended September 30, 2005 and 2004, the Company recorded other income on the consolidated statements of operations for the change in fair value of the auto-conversion make-whole provision of approximately $0.1 million and $2.1 million, respectively. The auto-conversion make-whole provision expired on September 30, 2005, thus there is no value to this provision on that date. At December 31, 2004, the estimated fair value of the auto-conversion make-whole provision was $0.1 million.

Holder’s Conversion Right

Pursuant to the terms of the Plus Cash Notes, these notes are convertible at the option of the holder, at anytime on or prior to maturity, other than on an auto-conversion date or a redemption date (Holder’s Conversion Right). The Holder’s Conversion Right represents an embedded derivative that is required to be accounted for apart from the underlying Plus Cash Notes. At issuance of the Plus Cash Notes, the Holder’s Conversion Right had an estimated initial fair value of $20.3 million, which was recorded as a discount to the Plus Cash Notes and a derivative liability on the consolidated balance sheets. The discount on the Plus Cash Notes is being accreted to par value through quarterly interest charges over the four-year term of the Plus Cash Notes. Assuming the daily volume weighted average price determined according to the voluntary conversion provision in the Plus Cash Notes indenture is or remains below the threshold price of $2.61, the derivative related to the Holder’s Conversion Right will be adjusted quarterly for changes in fair value during the period of time that any such Plus Cash Notes are outstanding and classified as a derivative liability, with the corresponding charge or credit to other expense or income. In subsequent periods, if the daily volume weighted average price of the Company’s common stock determined according to the voluntary conversion provision equals or exceeds the threshold price of $2.61, the embedded derivative financial instrument related to the Holder’s Conversion Right will be adjusted to fair value with the corresponding charge or credit to other expense or income and then reclassified from total liabilities to stockholders’ equity. Changes in fair value during the period of time that any such Plus Cash Notes are outstanding and classified within stockholders’ equity, will be made by a corresponding charge or credit to additional paid-in-capital. The estimated fair value of the Holder’s Conversion Right was determined using the Black-Scholes option-pricing model. The model uses several assumptions including: historical stock price volatility, risk-free interest rate, remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability. For the three months ended September 30, 2005 and 2004, the Company recorded other income on the consolidated statements of operations for the change in fair value of the Holder’s Conversion Right of approximately $3.0 million and $4.6 million, respectively. For the nine months ended September 30, 2005 and 2004, the Company recorded other expense or income on the consolidated statements of operations for the change in fair value of the Holder’s Conversion Right of approximately $0.1 million of expense and $10.8 million of income, respectively. At September 30, 2005 and December 31, 2004, the estimated fair value of the

TRANSWITCH CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Tabular dollars in thousands, except share and per share amounts)

Holder’s Conversion Right was approximately $8.6 million and $8.4 million, respectively. The recorded value of the Holder’s Conversion Right related to the Plus Cash Notes can fluctuate significantly based on fluctuations in the fair value of the Company’s common stock.

For the three months ended September 30, 2005 and 2004, the Company amortized $1.2 million and $1.4 million, respectively of debt discount related to the Plus Cash Notes as discussed above. For the nine months ended September 30, 2005 and 2004, the Company amortized $3.6 million and $4.2 million, respectively of debt discount related to the Plus Cash Notes.

Note 12.	Supplemental Cash Flow Information

The following represents supplemental cash flow information for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30,
	2005	2004
Cash paid for interest	$5,497	$6,264

The following represents a supplemental schedule of non-cash investing and financing activities:

Conversion of 5.45% Plus Cash Notes into Common stock	$—	$5,489

Note 13.	Subsequent Event

Exchange of Plus Cash Notes for Shares of Common Stock

On October 29, 2005, the Company entered into an agreement providing for the exchange of approximately $25.7 million in aggregate principal amount of the Company’s Plus Cash Notes and accrued interest in exchange for an aggregate of 4,186,534 shares of the Company’s common stock plus approximately $19.2 million. The shares are exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. No commission or other remuneration was paid or given directly or indirectly for these transactions.

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

Results of operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2005 and 2004. In addition, a brief description is provided of transactions and events that impact the comparability of the results being analyzed.

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

After the severe downturn in the global telecommunication market in 2001 and 2002, the market showed signs of stability and mild recovery in the latter part of 2003. In 2004 and the first nine months of 2005, the market for our products continued its recovery, but showed additional fluctuations in demand. Communication service providers, Internet service providers, regional Bell operating companies and interexchange carriers continue to closely monitor their capital expenditures. Spending on voice-only equipment is still slow while spending on equipment providing the efficient transport of data services on existing infrastructure appears to be slowly recovering. Demand for new, high bandwidth applications such as video conferencing, broadband audio and telephone is placing an increased burden on existing public network infrastructure.

We believe that we are now in the early stages of a market recovery. For the year ended December 31, 2004, our revenues were up $9.9 million or 41% over the previous year, reflecting this strengthening in demand. For the three months ended September 30, 2005, our revenues were $7.3 million compared to $8.3 million in the same period last year. For the nine months ended September 30, 2005, our revenues were $24.3 million compared to $25.2 million in the same period last year. We believe that our investment in product development has positioned us to take advantage of a strengthening market.

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

At the time of shipment, we record a reduction to revenue (with a related liability) to accrue for future price protection. This liability is established based on historical experience and contractually agreed to provisions. We had established liabilities totaling approximately zero and $0.4 million as of September 30, 2005 and December 31, 2004, respectively, for price protection and sales allowances related to shipments that were recorded as revenue during the preceding twelve months. Should our actual experience differ from our estimated liabilities, there could be adjustments (either favorable or unfavorable) to our net revenues, cost of revenues and gross profits.

We also record, at the time of shipment, a reduction to revenue (with a related liability) and an inventory asset against product cost of revenues in order to establish a provision for the gross margin related to future returns under our distributor stock rotation program. As of September 30, 2005, we had established a liability of $0.3 million against our gross product revenues and an inventory asset of $0.1 million against our product cost of revenues, for a net stock rotation reserve of $0.2 million. This compares to a liability of $0.7 million and an inventory asset of $0.1 million for a net stock rotation reserve of $0.6 million as of December 31, 2004. Should our actual experience differ from our estimated liabilities, there could be adjustments (either favorable or unfavorable) to our net revenues, cost of revenues and gross profits.

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

During the three months ended September 30, 2005 and 2004, we recorded other income of $3.0 million and $5.1 million, to reflect the change in fair value of our derivative liability, which is calculated below:

(Tabular dollars in thousands, except per share amounts)	September 30, 2005	June 30, 2005	September 30, 2004	June 30, 2004
Closing price of our common stock used to value our derivative liability	$1.72	$2.05	$1.26	$1.77
Estimated fair value of Auto-Conversion Make Whole Provision	—	1	133	605
Estimated fair value of Holder’s Conversion Right	8,599	11,599	7,674	12,328

Total Liability	$8,599	$11,600	$7,807	$12,933

Total change in fair value determined during the three months ended September 30, 2005 and 2004 and recorded as other income	$3,001		$5,126

At each balance sheet date, we adjust the derivative financial instruments to their estimated fair value and analyze the holder’s conversion right to determine its classification as a liability or equity. As of September 30, 2005, the estimated fair value of our derivative liability was $8.6 million, all of which relates to the holder’s conversion right. The auto-conversion make-whole provision expired on September 30, 2005, thus there is no value to this provision on that date. As of December 31, 2004, the estimated fair value of our derivative liability was $8.5 million, of which $0.1 million and $8.4 million related to the auto-conversion make-whole provision and holder’s conversion right, respectively. The estimated fair value of the auto-conversion make-whole provision and holder’s conversion right were determined using the Monte Carlo simulation model and the Black-Scholes option-pricing model, respectively. These models use several assumptions including: historical stock price volatility, risk-free interest rates, remaining maturity, and the closing price of our common stock to determine estimated fair value of our derivative liability. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock during each quarterly period. Accordingly, we have calculated the fair value of the derivative liability as shown in the following different scenarios. We have included the change in the fair value of the derivative liability below based on all assumed estimates remaining the same except for our common stock price.

% change from our actual common stock price of

$1.72 as of September 30, 2005

(Tabular dollars in thousands, except per share data)
% change from our actual common stock price of $1.72 as of September 30, 2005	(50)%	(25)%	(10)%	Actual	10%	25%	50%

Closing price of our common stock used to value our derivative liability	$0.86	$1.29	$1.55	$1.72	$1.89	$2.15	$2.58

Estimated fair value of our derivative liability as of September 30, 2005	$2,786	$5,500	$7,340	$8,599	$9,894	$11,929	$15,405

Change in fair value of our derivative liability determined during the third quarter of 2005 and recorded as other income (expense)	$8,814	$6,100	$4,260	$3,001	$1,706	$(329)	$(3,805)

Incremental other income (expense) that would have been recorded in the third quarter of 2005	$5,813	$3,099	$1,259	$—	$(1,295)	$(3,330)	$(6,806)

As of September 30, 2005 and December 31, 2004, these embedded derivative financial instruments were recorded and classified as a derivative liability on our consolidated balance sheets because the daily volume weighted average price of our common stock determined according to the voluntary conversion provision contained in the Plus Cash Notes indenture was below the threshold price of $2.61 as set forth in the terms of the Plus Cash Notes. Thus, if any holders of the Plus Cash Notes voluntarily converted their Plus Cash Notes, we would have to pay the plus cash amount in cash. Assuming the daily volume weighted average price of our common stock remains below the threshold price, this embedded derivative related to the holder’s conversion right will continue to be classified as a liability and adjusted quarterly for changes in fair value during the period of time that any such Plus Cash Notes are outstanding, with the corresponding charge or credit to other expense or income.

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

Estimated Excess Inventories. We periodically review our inventory levels to determine if inventory is stated at the lower of cost or net realizable value. The telecommunications and data communications industries have experienced a significant downturn during the past few years. As a result, we continually evaluate our inventory position based on known backlog of orders, projected sales and marketing forecasts, shipment activity and inventory held at our significant distributors. During the three months ended September 30, 2005 and 2004, we recorded charges for estimated excess and obsolete inventories of approximately zero and $0.6 million, respectively. During the nine months ended September 30, 2005 and 2004, we recorded charges for estimated excess and obsolete inventories of approximately $0.6 million and $0.6 million, respectively. We also recorded estimated excess inventory charges of approximately $0.6 million, $1.5 million, $4.8 million and $39.2 million in fiscal years ending 2004, 2003, 2002 and 2001, respectively. Most of these products have not been disposed of and remain in our inventory.

During the three months ended September 30, 2005 and 2004, we recorded net product revenues of approximately $2.9 million and $2.7 million, respectively, on shipments of excess inventory that had previously been written down to their estimated net realizable value. This resulted in gross margins of approximately 98% in the third quarter of 2005 and approximately 100% in the third quarter of 2004 on these product revenues. Had these products been sold at our historical average cost basis, a 68% and 58% gross margin would have been recorded on these product shipments for the three months ended September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2005 and 2004, we recorded net product revenues of approximately $8.4 million and $8.9 million, respectively, on shipments of excess inventory that had previously been written down to their estimated net realizable value. This resulted in gross margins of approximately 95% in the first nine months of 2005 and 100% in the first nine months of 2004 on these product revenues. Had these products been sold at our historical average cost basis, a 70% and 59% gross margin would have been recorded on these product shipments for the nine months ended September 30, 2005 and 2004, respectively. We currently do not anticipate that a significant amount of the excess inventories subject to the write-downs described above will be used in the future based upon our current demand forecast. Should our actual future demand exceed the estimates that we used in writing down our excess inventories, we will recognize a favorable impact to cost of revenues and gross profits. Should demand fall below our current expectations, we may record additional inventory write-downs which will result in a negative impact to cost of revenues and gross profits.

Estimated Restructuring Liabilities. As a result of the prolonged downturn in the telecom industry, beginning in the third quarter of 2001, we have implemented various restructuring programs to reduce our operating expenses. During the nine months ended September 30, 2005, we recorded restructuring and asset impairment charges totaling approximately $2.7 million. During the third quarter of 2005, we recorded net restructuring charges of approximately $0.2 million related to an organizational restructuring of our Swiss design center. In the second quarter of 2005, we conducted a review of certain patent assets that were acquired in our acquisition of Onex Communications Corporation (Onex) in 2001. The impairment review was conducted because we determined that we no longer had significant sales expectations for the products related to these patents. As such, we determined that these patent assets were impaired and recorded an impairment charge of $1.0 million in the second quarter of 2005. In the first quarter of 2005, we recorded restructuring charges totaling approximately $1.5 million resulting from our disengagement from TranSwitch S.A., a wholly owned research and development subsidiary in Toulouse, France, workforce reductions in our United States locations, as well as related asset impairments and excess facility costs.

In the three and nine months ended September 30, 2004, we recorded restructuring charges of $0.5 million and $0.3 million, respectively. We recorded restructuring charges totaling $0.5 million resulting from the liquidation of our investment in TeraOp (USA), Inc. (TeraOp) and the wind-down of the business and operations of OptiX Networks, Inc. (OptiX), two Israeli development stage companies consolidated in our financial statements under FIN 46R. These charges were partially offset by restructuring benefits reflecting our agreements to sub-lease certain portions of excess facilities that had previously been reserved.

We also recorded restructuring charges and asset impairments totaling $1.1 million, $2.5 million, and $3.9 million in fiscal years ended December 31, 2004, 2003 and 2002, respectively.

At September 30, 2005 and December 31, 2004, the restructuring liabilities were $21.7 million and $22.6 million, respectively. Certain assumptions are used by us to derive this estimate, including future maintenance costs, price escalation and sublease income derived from these facilities. Should we negotiate additional sublease rental income agreements or reach a settlement with our lessors to be released from our existing obligations, we could realize a favorable benefit to our results of future operations. Should future lease, maintenance or other costs related to these facilities exceed our estimates, we could incur additional expenses in future periods.

Valuation of Investments in Non-Publicly Traded Companies. Since 1999, we have been making strategic equity investments in non-publicly traded companies that develop technologies that are complementary to our product road map. We initially evaluate each investment to determine whether a variable interest has been created in a variable interest entity and whether we then should consolidate our investment according to the provisions of FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R). Depending on the facts and circumstances surrounding each investment, we make a determination as to the consolidation of the investment based on the specific requirements of FIN 46R. If we conclude that consolidation of the investment is not appropriate, then we evaluate each investment based on our level of ownership and whether or not we have the ability to exercise significant influence over the investee company. As a result of this evaluation, we then account for these investments on either the cost or equity method, and review such investments periodically for impairment. The appropriate reductions in carrying values are recorded when, and if, necessary. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, we carefully consider the investee’s cash position, projected cash flows (both short- and long-term), financing needs, most recent valuation data, the current investing environment, management / ownership changes and competition. This evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. Based on our evaluations, we recorded an impairment charge related to our investments in non-publicly traded companies of $1.5 million and $0.1 million during the nine months ended September 30, 2005 and 2004, respectively. (For further discussion, please refer to Item 1, Note 10. Investments in Non-Publicly Traded Companies). We used the modified equity method of accounting to determine the impairment loss for certain investments, as it was determined that no better current evidence of the value of our cost method investments existed and we believe that this gives us the best basis for our estimate given the negative cash flows of these companies. The modified equity method of accounting results in recording an impairment loss for a cost method investment equal to the investor’s proportionate share of the investee’s losses as its contributed capital is consumed to fund operating losses of the investee from the inception of the investor’s investment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenues:
Product revenues	100%	100%	100%	99%
Service revenues	0%	0%	0%	1%

Total net revenues	100%	100%	100%	100%
Cost of revenues:
Product cost of revenues	22%	30%	27%	27%
Provision for excess inventories	0%	7%	2%	2%
Service cost of revenues	0%	0%	0%	1%

Total cost of revenues	22%	37%	29%	30%

Gross profit	78%	63%	71%	70%
Operating expenses:
Research and development	60%	135%	67%	146%
Marketing and sales	27%	33%	29%	37%
General and administrative	18%	18%	16%	21%
Restructuring and asset impairment charges, net	3%	6%	11%	1%

Total operating expenses	108%	192%	123%	205%

Operating loss	(30%)	(129%)	(52%)	(135%)

Net Revenues

The following tables summarizes our net product revenue mix by product line for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30, 2005		Three Months Ended September 30, 2004		Percentage Increase (Decrease) in Product Line Revenues
Tabular dollars in thousands	Product Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues
SONET/SDH	$4,900	67%	$4,102	49%	19%
Asynchronous/PDH	1,173	16%	2,629	32%	(55%)
ATM/IP	1,222	17%	1,605	19%	(24%)

Total	$7,295	100%	$8,336	100%	(12%)

	Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2004		Percentage Increase (Decrease) in Product Line Revenues
Tabular dollars in thousands	Product Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues
SONET/SDH	$13,851	57%	$12,100	48%	14%
Asynchronous/PDH	4,557	19%	5,637	23%	(19%)
ATM/IP	5,876	24%	7,303	29%	(20%)

Total	$24,284	100%	$25,040	100%	(3%)

Net revenues of $7.3 million in the third quarter of 2005 declined 12% from the third quarter of 2004. Revenues for the nine-month period ended September 30, 2005 were $24.3 million, a 3% decline from the comparable period of 2004. The decrease in net revenues reflects decreased volume of our Asynchronous/PDH and ATM/IP products. In particular, sales of our Aspen products were down considerably due to lower demand from our largest customer. Net revenues were positively impacted by increased sales of our SONET/SDH products, including our ET-3 product.

Included in total net revenues were service revenues consisting of design services performed for third parties on a short-term contract basis. Service revenues are not our primary strategic focus and, as such, will fluctuate up or down from period to period, depending on business priorities.

International net revenues represented approximately 79% and 87% of net revenues for the three and nine months ended September 30, 2005, respectively.

Gross Profit

The following tables present the favorable impact to gross profit from the sale of previously written down inventory for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30, 2005		Three Months Ended September 30, 2004
	Gross Profit $	Gross Profit%	Gross Profit $	Gross Profit%
Gross profit — as reported	$5,670	78%	$5,277	63%
Excess inventory benefit(1)	(862)	(12)%	(1,025)	(12)%
Excess inventory charge(2)	—	—%	571	7%

Gross profit — as adjusted	$4,808	66%	$4,823	58%

	Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2004
	Gross Profit $	Gross Profit%	Gross Profit $	Gross Profit%
Gross profit — as reported	$17,214	71%	$17,619	70%
Excess inventory benefit(1)	(2,164)	(9)%	(3,178)	(13)%
Excess inventory charge(2)	573	2%	571	2%

Gross profit — as adjusted	$15,623	64%	$15,012	59%

(1)	We realized an excess inventory benefit from the sale of products that had previously been written down to a cost basis of zero. For the purposes of comparing the change in gross profit on net revenues, we are excluding this benefit and calculating gross profit on these product revenues as if they had been sold at their approximate historical average costs.

(2)	We recorded excess and obsolete inventory charges totaling zero and $0.6 million during the three months ended September 30, 2005 and 2004, respectively. We recorded excess and obsolete inventory charges totaling $0.6 million and $0.6 million during the nine months ended September 30, 2005 and 2004, respectively.

Total gross profit for the three months ended September 30, 2005 increased by approximately $0.4 million, or 7% from the comparable period of the prior year. The increase in gross profit reflects an increase in sales of our newer products, which generally yield a higher margin than our legacy products. This offset the impact of overall lower legacy sales volume in the third quarter of 2005. Also, in the third quarter of 2004, gross profit was negatively impacted by an excess inventory charge of $0.6 million.

For the nine months ended September 30, 2005, gross profit declined by approximately $0.4 million, or 2% from the comparable period of the prior year. This decline reflects lower sales volume and lower sales of products that had previously been written down to a cost basis of zero. This was partially offset by a stronger mix of our higher margin newer products.

Excluding the benefit from sales of previously written down inventory and the impact of excess and obsolete inventory charges, gross profit as a percentage of net revenues rose from 58% in the third quarter of 2004 to 66% in the third quarter of 2005. For the nine-month periods ended September 30, 2004 and 2005, gross profit as a percentage of net revenues rose from 59% to 64%. The fluctuations in gross profit margins are due to changes in product mix. We anticipate that gross profit will continue to be impacted by fluctuations in the volume and mix of our product shipments as well as material costs, yield and the fixed cost absorption of our product operations.

Research and Development

Research and development expenses were $4.4 million for the three months ended September 30, 2005, a decrease of $6.9 million or 61% over the same prior year period. This decrease reflects the positive impact of restructuring actions in the second half of 2004 and the first nine months of 2005. These restructuring actions have included closure of our design centers in Belgium and France, workforce reductions in our U.S. and Swiss design locations, reductions in sub-contracting resources, and our disengagement from development stage entities in Israel. In addition, depreciation costs were down $1.6 million from the third quarter of 2004, reflecting our reduced capital spending in recent periods and the wind-down of depreciation of assets purchased in 2001 and 2002.

Research and development expenses were $16.2 million for the nine months ended September 30, 2005, a decrease of $20.7 million or 56% over the same prior year period. This decrease reflects the restructuring actions noted above. In addition, depreciation costs were down $4.1 million from the nine months ended September 30, 2004.

We believe that continued investment in the design and development of future products is vital to maintain a competitive edge. We have closely monitored our known and forecasted revenue demand and operating expense run rates. Furthermore, in 2004, we completed a significant enhancement to our product portfolio which we believe positions us well with our customer base. As a result, commencing in 2004 and continuing into 2005, we completed the restructuring actions described above. We continue to seek opportunities to focus our research and development activities and will continue to closely monitor both our costs and our revenue expectations in future periods. We will continue to concentrate our spending in this area to meet our customer requirements and respond to market conditions.

Marketing and Sales

Marketing and sales expenses consist primarily of personnel-related expenses, trade show expenses, travel expenses and facilities expenses. Marketing and sales expenses decreased by approximately $0.8 million, or 28% for the three months ended September 30, 2005 compared to the same period in the prior year. For the nine months ended September 30, 2005, marketing and sales expenses declined by approximately $2.2 million, or 24%. The decrease is primarily due to workforce reductions completed in the first quarter of 2005 and the recovery of written-off receivables in the third quarter of 2005.

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

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, professional and legal fees and facilities expenses. The decrease in general and administrative expenses of approximately $0.2 million, or 13% for the three months ended September 30, 2005, and approximately $1.4 million, or 27% for the nine months ended September 30, 2005 compared to the same periods in the prior year is primarily due to the workforce reductions completed in the first quarter of 2005 and lower professional service fees.

Restructuring and Asset Impairment Charges, net

During the third quarter of 2005 we recorded net restructuring charges of approximately $0.2 million related to an organizational restructuring of our Swiss Design center.

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

In the three and nine month periods ended September 30, 2004, we recorded restructuring charges of $0.5 million and $0.3 million, respectively. These charges included $0.5 million resulting from our liquidation of our investment in TeraOp and the wind-down of the business and operations of OptiX, partially offset by new agreements to sub-lease certain portions of excess facilities that had previously been accrued.

Impairment of Investments in Non-Publicly Traded Companies

We own convertible preferred stock of Opulan Networks, Inc, and Metanoia Technologies, Inc. (Metanoia). In addition, we have a 3% limited partnership interest in Neurone II, a venture capital fund organized as a limited partnership. We held an investment in Accordion Networks, Inc., which ceased operations in 2004. We account for these investments at cost. The financial condition of these companies is subject to significant changes resulting from their operating performance and their ability to obtain financing. We continually evaluate our investments in these companies for impairment.

During the first and second quarters of 2005, we advanced Metanoia $0.2 million under a bridge loan agreement. During the second quarter, we made the decision to no longer provide additional funding to Metanoia. Subsequent to that decision, we determined that our investment in Metanoia preferred stock and the bridge loan receivable from Metanoia were impaired. In making this evaluation, we considered changes during the second quarter of 2005 in Metanoia’s operations and financial condition. As a result of our evaluation, we recorded an impairment charge related to Metanoia of approximately $1.5 million in the second quarter of 2005.

Total impairment charges related to investments in non-publicly traded companies for the nine months ended September 30, 2005 and 2004 were $1.5 million and $0.1 million, respectively

We will continue to periodically review all of our investments in non-publicly traded companies for impairment in future periods. There can be no assurance that future impairments will not be necessary.

Change in Fair Value of Derivative Liability

For the three months ended September 30, 2005, we recorded other income of approximately $3.0 million to reflect the change in the fair value of derivative liability resulting from issuance of the Plus Cash Notes. This compares to $5.1 million of other income that we recorded for the three months ended September 30, 2004.

For the nine months ended September 30, 2005, we recorded other expense of approximately $0.1 million to reflect the change in the fair value of derivative liability resulting from issuance of the Plus Cash Notes. This compares to $12.9 million of other income that we recorded for the nine months ended September 30, 2004. (For further discussion, please refer to Item 1, Note 11 – Convertible Notes of our Unaudited Consolidated Financial Statements).

Interest Expense, net

The decrease in net interest expense for the three and nine months ended September 30, 2005, as compared to the same periods in 2004 is primarily due to reduced interest expense on the Plus Cash Notes along with a reduction of the amortization of debt discount on the Plus Cash Notes. During the year ended December 31, 2004, we exchanged, in privately negotiated transactions with holders of the Plus Cash Notes pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, approximately $17.0 million in aggregate original principal amount of the Plus Cash Notes for approximately 12.1 million shares of our common stock plus approximately $0.1 million cash in lieu of accrued and unpaid interest. As a result of the reduction in the aggregate original principal amount of the Plus Cash Notes, the balance of the debt discount to be amortized has also been reduced. Also contributing to the decrease in net interest expense is higher interest income due to higher market yields on our average cash balances during the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004. At September 30, 2005 and 2004, the effective interest rate on our interest-bearing securities was approximately 3.0% and 1.85%, respectively.

Income Tax Expense

For the three and nine months ended September 30, 2005 income tax expense was $0.1 million and $0.2 million, respectively, reflecting income taxes on the earnings of certain of our foreign subsidiaries. This compares to a minor income tax benefit for the three months ended September 30, 2004 and income tax expense of $0.2 million for the nine months ended September 30, 2004.

During the three and nine months ended September 30, 2005 and 2004, we evaluated our deferred income tax assets as to whether it is “more likely than not” that the deferred income tax assets will be realized. In our evaluation of the realizability of deferred income tax assets, we consider projections of future taxable income, the reversal of temporary differences and tax planning strategies. We have evaluated and determined that it is not “more likely than not” that all of the deferred income tax assets will be realized. Accordingly, a valuation allowance was recorded for all of our net deferred income tax assets. In future periods, we will not recognize a deferred tax benefit and will maintain a deferred tax valuation allowance until we achieve sustained taxable income. Additionally, in the future, we expect our current income tax expense to be related to taxable income generated by our foreign subsidiaries.

Cumulative Effect on Prior Years of the Application of FIN 46R

We adopted the provisions of FIN 46R and changed our accounting accordingly in the first quarter of 2004. As a result of the adoption of FIN 46R, we consolidated the results of our investment in OptiX and recorded a charge of approximately $0.3 million for the nine months ended September 30, 2004, as a cumulative effect of an accounting change.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005 and December 31, 2004, we had total cash, cash equivalents and investments in marketable securities of approximately $93.8 million and $134.7 million, respectively. This is our primary source of liquidity, as we are not currently generating positive cash flow from our operations. Details of our cash inflows and outflows for the nine months ended September 30, 2005 as well as a summary of our cash, cash equivalents and investments in marketable securities and future commitments are detailed as follows:

Cash, Cash Equivalents and Investments

We have financed our operations and have met our capital requirements since incorporation in 1988 primarily through private and public issuances of equity securities, convertible notes, bank borrowings and cash generated from operations. Our principal sources of liquidity as of September 30, 2005 consisted of $52.2 million in cash and cash equivalents and $41.6 million in short-term investments, for a total cash, cash equivalents and investment balance of $93.8 million. Cash equivalents are instruments with original maturities of less than 90 days, short-term investments have original maturities of greater than 90 days but remaining maturities of less than one year and long-term investments have remaining maturities of greater than one year. Our cash equivalents and investments as of September 30, 2005 consist of U.S. Treasury Bills, corporate debt, taxable municipal securities, money market instruments, overnight repurchase investments and commercial paper.

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

	September 30, 2005	December 31, 2004	Change	September 30, 2004	December 31, 2003	Change
Cash and Cash equivalents	$52,169	$17,311	$34,858	$20,400	$102,869	($82,469)
Short term investments	41,657	85,193	(43,536)	93,115	49,182	43,933
Long term investments	—	32,178	(32,178)	29,421	27,300	2,121

Total Cash and investments	$93,826	$134,682	($40,856)	$142,936	$179,351	($36,415)

Cash Inflows and Outflows

During the nine months ended September 30, 2005, the net increase in cash and cash equivalents was $34.9 million compared to a net decrease of $82.5 million during the nine months ended September 30, 2004. As reported on our consolidated statements of cash flows, the increase in cash and cash equivalents during the nine months ended September 30, 2005 and decrease in cash and cash equivalents during the nine months ended September 30, 2004 is summarized as follows:

	Nine months ended September 30,
Tabular dollars in thousands	2005	2004
Net cash used in operating activities	$(14,101)	$(31,765)
Net cash provided by (used in) investing activities	73,286	(50,685)
Net cash (used in) provided by financing activities	(23,751)	250
Effect of foreign exchange rate changes	(576)	(269)

Change in cash and cash equivalents	$34,858	($82,469)

Details of our cash inflows and outflows are as follows during the nine months ended September 30, 2005:

Operating Activities: During the nine months ended September 30, 2005, we used $14.1 million in cash and cash equivalents in operating activities as compared with $31.8 million used during the same prior year period. For the nine months ended September 30, 2005, this was comprised primarily of our net loss of $20.3 million and an increase in working capital of $4.1 million partially offset by non-cash charges totaling $10.4 million. The components of our net loss are detailed in our Results of Operations section included above in this Item. Components of our significant non-cash adjustments are as follows:

Non-cash Adjustments	Nine months ended September 30, 2005 (amounts in thousands)	Explanation of Non-cash Activity
Depreciation and amortization	$7,869	Consists of depreciation of property and equipment as well as amortization of debt discount, deferred financing fees and patents.
Change in fair value of derivative liability	$64	During the nine months ended September 30, 2005, we recorded other expense to reflect the change in the fair value of our derivative liability.
Other non-cash items, net	$2,423	Other non-cash items include items such as adjustments to our restructuring liability, allowance for doubtful accounts, provision for excess and obsolete inventory and investment impairments.

Total non-cash adjustments to net loss	$10,356

Investing Activities: Cash generated by investing activities was $73.3 million for the nine months ended September 30, 2005 as compared with $50.7 million used in investing activities in the nine months ended September 30, 2004. Specific investing activity during the nine months ended September 30, 2005 and 2004 was as follows:

•	During the nine months ended September 30, 2005, we invested approximately $2.1 million in design tools and capital equipment. This compares to $3.4 million in the same period of 2004.

•	We invested approximately $0.3 million in non-publicly traded companies during the nine months ended September 30, 2005 compared to $1.4 million in the same period of 2004.

•	In the first nine months of 2004, we received cash upon the consolidation of variable interest entities of $0.1 million. No such action occurred during the nine months of 2005.

•	Our net proceeds from short- and long-term investments during the nine months ended September 30, 2005, was $75.7 million as compared to a net investment of $46.0 million in the same period of 2004.

Financing Activities: Net cash used in financing activities was $23.8 million during the nine months ended September 30, 2005. In September 2005, we paid in full all of our outstanding 4.50% Notes, which matured on September 12, 2005. The aggregate principal amount of the Notes outstanding was approximately $24.4 million. This was partially offset by approximately $0.6 million of proceeds from the issuance of common stock under our employee stock plans. During the nine months ended September 30, 2004, cash flows provided by financing activities were $0.3 million, which consisted mainly of proceeds from the issuance of common stock under our employee stock plans.

On June 17, 2005, we filed a registration statement on Form S-4 with the U.S. Securities and Exchange Commission (the “SEC”) under which we planned to offer a combination of up to approximately 14.7 million shares of our common stock and up to approximately $52.4 million in cash in exchange for an aggregate principal amount of approximately $80.5 million of our outstanding Plus Cash Notes (the “Exchange Offer”). On September 7, 2005, we requested approval from the SEC to withdraw this registration statement because we could not reconcile differing standards established by the SEC for certain exchange offers and by the Nasdaq National Market regarding the listing of additional shares. We believe that we will be able to pursue a number of other options as we move forward towards our goal of further strengthening our financial position.

Effect of Exchange Rates and Inflation: Exchange rates and inflation have not had a significant impact on our operations or cash flows.

Commitments and Significant Contractual Obligations

We have existing commitments to make future interest payments on our Plus Cash Notes and to redeem these notes in September 2007. Over the remaining life of Plus Cash Notes, we expect to accrue and pay approximately $8.8 million in interest to the holders thereof.

We have outstanding operating lease commitments of approximately $38.3 million, payable over the next fifteen years. Some of these commitments are for space that is not being utilized and, for which, we recorded restructuring charges in prior periods. We are in the process of trying to sublease additional excess space but it is unlikely that any sublease income generated will offset the entire future commitment. As of September 30, 2005, we have sublease agreements totaling $8.6 million to rent portions of our excess facilities over the next six years. We currently believe that we can fund these lease commitments in the future; however, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

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

Subsequent Event

On October 29, 2005, we entered into an agreement providing for the exchange of approximately $25.7 million in aggregate principal amount of our Plus Cash Notes and accrued interest in exchange for an aggregate of 4,186,534 shares of the our common stock plus approximately $19.2 million. The shares are exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. No commission or other remuneration was paid or given directly or indirectly for these transactions.

In order to reduce future cash interest payments as well as future amounts due at maturity, we may, from time to time, enter into similar exchange transactions, or otherwise seek to repurchase the Plus Cash Notes in open market or privately negotiated transactions. We will evaluate any such transactions in light of then existing market conditions. The amounts involved in any such transactions, individually or in the aggregate, may be material.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by us, statements made by our employees or information included in our filings with the SEC (including this Quarterly Report on Form 10-Q) may contain statements that are not historical facts, so-called “forward-looking statements”, which involve risks and uncertainties. Such forward-looking statements are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. In some cases you can identify forward-looking statements by terminology such as “may”, “should”, “could”, “will”, “expect”, “intend”, “plans”, “predict”, “anticipate”, “estimate”, “continue”, “believe” or the negative of these terms or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other forward-looking information. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q.

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

Our net revenues have increased during the years ended December 31, 2004 and 2003, to $33.7 million and $23.8 million respectively. Net revenue for year ended December 31, 2002 was $16.6 million. Our net revenues recorded during the three and nine months ended September 30, 2005 were $7.3 million and $24.3 million, respectively. During the three and nine months ended September 30, 2004, our net revenues recorded were $8.3 million and $25.2 million, respectively. Due to current economic conditions and slowdowns in purchases of VLSI semiconductor devices, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our net revenues will continue to fluctuate in the future.

We have incurred significant net losses.

Our net losses have been considerable for the fiscal years ended December 31, 2004, 2003 and 2002. Our net losses recorded during the three and nine months ended September 30, 2005 were $1.3 million and $20.3 million, respectively. Our net losses recorded during the three and nine months ended September 30, 2004 were $8.3 million and $30.7 million, respectively. Due to current economic conditions, we expect that our net losses will continue to fluctuate in the future and there is no assurance that we will attain positive net earnings in the future.

We are using our available cash and investments each quarter to fund our operating activities.

During the nine months ended September 30, 2005, we generated $35.4 million of cash and cash equivalents, excluding the effect of exchange rate changes, from our operating, investing and financing activities, including proceeds of $75.7 million from short- and long-term investments, for a total net cash and investment usage of $40.3 million. This included the payment of $24.4 million to extinguish the remainder of our 2005 convertible debt.

During the year ended December 31, 2004, we used $85.6 million of our available cash and cash equivalents to fund our operating, investing and financing activities, which included investments of $40.9 million in short and long-term marketable securities for a net cash and investment usage of $44.7 million.

During the year ended December 31, 2003, we used $15.5 million of our available cash and cash equivalents to fund our operating, investing and financing activities. During 2003, we raised additional cash of $19.5 million through the sale of our Plus Cash Notes and redeemed $10.6 million of short and long-term marketable securities. Thus, our net cash and investment usage was $45.6 million.

We anticipate that we will use approximately $4.0 million to $5.0 million in cash, cash equivalents and investments during the fourth quarter of 2005 to fund our operations, investments and financing activities. We believe that we will continue to use our available cash, cash equivalents and investments in the future although we believe that we have sufficient cash to fund our operations and our other cash needs for at least the next twelve months. We will continue to experience losses and use our cash, cash equivalents and investments if we do not receive sufficient product orders and our costs are not reduced to offset the decline in revenue.

We currently have substantial indebtedness.

As of September 30, 2005, we have approximately $80.5 million in principal amount of indebtedness outstanding in the form of our Plus Cash Notes.

In addition to this indebtedness, we may incur substantial additional indebtedness in the future. This level of indebtedness, among other things, could:

•	make it difficult for us to make payments on our Plus Cash Notes;

•	make it difficult for us to obtain any necessary future financing for working capital, capital expenditures, debt service or other purposes;

•	limit our flexibility in planning for, or reacting to changes in, our business; and

•	make us more vulnerable in the event of a downturn in our business.

There can be no assurance that we will be able to meet our debt service obligations, including our obligations under the Plus Cash Notes. The terms of our Plus Cash Notes permit the holders thereof to convert their notes voluntarily, at any time, into a certain number of shares of our common stock and receive a certain amount in cash, which we refer to as the plus cash amount. If certain conditions are met, we have the option of settling this cash amount in additional shares of our common stock. These Plus Cash Notes also permit us to automatically convert some or all of the Plus Cash Notes into shares of our common stock subject to certain conditions. We may not elect to settle the plus cash amount payable upon voluntary or automatic conversion in additional shares of our common stock, or we may be restricted from doing so pursuant to the terms of the Plus Cash Notes. If all or a significant percentage of our Plus Cash Notes are voluntarily or automatically converted in the future, we may be required to use all or a significant portion of our available cash, which could have a material adverse effect on our business, prospects, financial condition and operating results. Please see Note 13. Subsequent Events in the notes to the unaudited consolidated financial statements herein, for further information regarding recent transactions with the Plus Cash Notes.

We may not be able to pay our debt and other obligations.

If our cash, cash equivalents, short and long-term investments and operating cash flows are inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the Plus Cash Notes or our other obligations, we would be in default under their respective terms. This would permit the holders of the Plus Cash Notes and our other obligations to accelerate their respective maturities and could also cause defaults under any future indebtedness we may incur. Any such default or cross default would have a material adverse effect on our business, prospects, financial condition and operating results. In addition, we cannot be sure that we would be able to repay amounts due in respect of the Plus Cash Notes if payment of those notes were to be accelerated following the occurrence of an event of default as defined in the Plus Cash Notes indenture.

We may incur additional indebtedness, including secured indebtedness, which may have rights to payment superior to our Plus Cash Notes.

We may incur additional indebtedness, which may be secured. Upon any distribution of our assets in the event of an insolvency, dissolution or reorganization, the payment of the principal of and interest on our secured indebtedness would be distributed out of our assets, which represent the security for such indebtedness. There may not be sufficient assets remaining to pay amounts due on any or all of the Plus Cash Notes then outstanding once payment of the principal and interest on our secured indebtedness has been made.

We may seek to reduce our indebtedness by issuing equity securities, thereby causing dilution of our stockholders’ ownership interests.

We may from time to time seek to exchange our Plus Cash Notes for shares of our common stock or other securities. These exchanges may take different forms, including exchange offers or privately negotiated transactions. As a result of shares of our common stock or other securities being issued upon such conversion or pursuant to such exchanges, our stockholders may experience substantial dilution of their ownership interest.

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

On April 6, 2004, we filed a shelf registration statement on Form S-3 (Registration No. 333-114238) with the SEC providing for the offer, from time to time, of common stock, preferred stock, debt securities and warrants up to an aggregate of $60.0 million. On April 19, 2004, the SEC declared effective the shelf registration statement. This enables us to, at any time in the subsequent two-year period, make an offering of any individual security covered by the shelf registration statement as well as any combination thereof, subject to market conditions and our capital needs. Such market conditions may not allow for terms favorable to us. Any such offering, which results in the issuance of shares of our common stock, may cause our stockholders to experience substantial dilution of their ownership interest. We may use the net proceeds from the sale of these securities for general corporate purposes, which may include repayment or refinancing of existing indebtedness, acquisitions, investments, capital expenditures, repurchase of its capital stock and for any other purposes that we may specify in any prospectus supplement.

If the trading price of our common stock fails to comply with the continued listing requirements of The NASDAQ National Market, we would face possible delisting, which would result in a limited public market for our common stock and make obtaining future debt or equity financing more difficult for us.

Our common stock is listed on The NASDAQ National Market and is subject to certain listing requirements, including the requirement that the closing bid price for our shares of common stock exceed $1.00. On October 31, 2005 the price of our shares was $1.60. If we do not continue to comply with the NASDAQ listing requirements, NASDAQ may provide written notification to us regarding the delisting of our securities. At that time, we would have the right to request a hearing to appeal the NASDAQ determination and would also have the option to apply to transfer our securities to The NASDAQ SmallCap Market.

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

Our stock price is volatile.

The market for securities for communication semiconductor companies, including our Company, has been highly volatile. The market sale price of our common stock has fluctuated between a low of $0.21 and a high of $74.69 during the period from June 19, 1995 to September 30, 2005. The closing price was $1.60 on October 31, 2005. It is likely that the price of our common stock will continue to fluctuate widely in the future. Factors affecting the trading price of our common stock include:

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

In response to anticipated long lead times to obtain inventory and materials from our foundries, we may order inventory and materials in advance of anticipated customer demand, which might result in excess inventory levels if the expected orders fail to materialize. As a result, we cannot predict the timing and amount of shipments to our customers, and any significant downturn in customer demand for our products would reduce our quarterly and our annual operating results. As a result of these conditions, during the three and nine months ended September 30, 2005, we recorded write-downs for excess inventories of zero and $0.6 million, respectively. During the three and nine months ended September 30, 2004, we recorded write-downs for excess inventories of $0.6 million and $0.6 million, respectively.

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

During the third quarter of 2005, we recorded net restructuring charges of approximately $0.2 million related to an organizational restructuring of our Swiss design center.

During the second quarter of 2005, we recorded a restructuring charge of $1.0 million to impair certain patent assets that were acquired in our acquisition of Onex Communications Corporation (Onex) in 2001.

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

Historically, a relatively small number of customers have accounted for a significant portion of our total net revenues in any particular period. For the three months ended September 30, 2005 and 2004, shipments to our top five customers, including sales to distributors, accounted for approximately 41% and 50% of our total net revenues, respectively. For the years ended December 31, 2004 and 2003, shipments to our top five customers, including sales to distributors, accounted for approximately 58% and

64% of our total net revenues, respectively. We expect that a limited number of customers may account for a substantial portion of our total net revenues for the foreseeable future.

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

We cannot be certain that our current customers will continue to place orders with us, that orders by existing customers will return to the levels of previous periods or that we will be able to obtain orders from new customers. We have no long-term volume purchase commitments from any of our significant customers. The following tables set forth the percentage of net revenues attributable to our major distributors as well as the significant customers that had total purchases (either direct or through distributors) of greater than 10% of net revenues for the nine months ended September 30, 2005 as well as the years ended December 31, 2004, 2003 and 2002:

	Nine Months Ended September 30, 2005	Years Ended December 31,
		2004	2003	2002
Distributors:
Avnet, Inc.(1)	*	12%	12%	10%
Arrow Electronics, Inc.(2)	*	10%	11%	19%
Weone Corporation	*	*	*	13%
Significant Customers:
Siemens AG	19%	24%	28%	19%
Nortel	10%	12%	*	*
Tellabs, Inc.(2)	*	10%	12%	23%
Cisco Systems, Inc.(1)	*	*	*	11%

(1)	The end customers of the shipments to Avnet, Inc. include: Spirent Communications, Cisco Systems, Sonus Network, Inc. and Pulse Communications, Inc.

(2)	The primary end customer of the shipments to Arrow Electronics, Inc. is Tellabs, Inc.

*	Revenues were less than 10% of our net revenues in these periods.

The cyclical nature of the communication semiconductor industry affects our business and we have experienced a significant downturn since 2000.

After the severe downturn in the global telecommunication market in 2001 and 2002, the market showed signs of stability and mild recovery in the latter part of 2003. In 2004 and the nine months of 2005, the market for our products continued its recovery, but showed additional fluctuations in demand. Communication service providers, Internet service providers, regional Bell operating companies and interexchange carriers continue to closely monitor their capital expenditures. Spending on voice-only equipment is still slow while spending on equipment providing the efficient transport of data services on existing infrastructure appears to be slowly recovering. Demand for new, high bandwidth applications such as video conferencing, broadband audio and telephone are placing an increased burden on existing public network infrastructure. We cannot be certain that the market for our products will continue its recovery or that spending will increase.

Our international business operations expose us to a variety of business risks.

Foreign markets are a significant part of our net revenues. Foreign shipments accounted for 79% and 87% of our total net revenues for the three and nine months ended September 30, 2005, respectively. We expect foreign markets to continue to account for a significant percentage of our total net revenues. A significant portion of our total net revenues will, therefore, be subject to risks associated with foreign markets, including the following:

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

We sell a range of products each of which has a different gross profit. Our total gross profits will be adversely affected if most of our shipments are of products with low gross profits.

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

Intellectual property rights are uncertain and adjudication of such rights involves complex legal and factual questions. We may be unknowingly infringing on the proprietary rights of others and may be liable for that infringement, which could result in significant liability for us. We occasionally receive correspondence from third parties alleging infringement of their intellectual property rights. If we are found to infringe the proprietary rights of others, we could be forced to either seek a license to the intellectual property rights of others or alter our products so that they no longer infringe the proprietary rights of others. A license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical.

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

We have made investments in early stage venture-backed, start-up companies that develop technologies that are complementary to our product roadmap. The following table summarizes these investments as of September 30, 2005:

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

During the second quarter, 2005, we made the decision to no longer provide additional funding to Metanoia. Subsequent to that decision, we determined that our investment in Metanoia preferred stock and the bridge loan receivable from Metanoia were impaired. In making this evaluation, we considered changes during the quarter in Metanoia’s operations and financial condition. As a result of its evaluation, we recorded an impairment charge related to Metanoia of approximately $1.5 million in the quarter ended June 30, 2005.

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

The Financial Accounting Standards Board has announced its decision to require companies to expense employee stock options in accordance with SFAS No. 123R, Accounting for Stock-Based Compensation, for financial reporting purposes. Such stock option expensing would require us to value our employee stock option grants pursuant to an option valuation model, and then amortize that value against our reported earnings over the vesting period in effect for those options. We currently account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative of SFAS 123 and SFAS 148. This change in accounting treatment will materially and adversely affect our reported results of operations, as the stock-based compensation expense would be charged directly against our reported earnings. For an illustration of the effect of such a change on our recent results of operations, please refer to Item 1, Note 3 – Stock Based Compensation.

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

Interest Rate Risk. We have investments in money market accounts, government securities and commercial paper that earn interest income that is a function of the market rates. As a result, we have exposure to changes in interest rates. For example, if interest rates were to decrease by one half percentage point from their current levels, our potential interest income for the remainder of 2005, assuming a constant cash balance, would decrease by approximately $0.1 million. We do, however, expect our cash balance to decline during 2005 and expect that our interest income will therefore also decrease proportionately.

Foreign Currency Exchange Risk. As substantially all of our net revenues are currently made or denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. We incur a portion of our expenses in currencies other than U.S. dollars. For the nine months ended September 30, 2005, operating expenses incurred in foreign currency were approximately 23% of our total operating expenses. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in hedging. We do not enter into derivative financial instruments for trading or speculative purposes. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

Fair Value of Financial Instruments. As of September 30, 2005, our long-term debt consisted of convertible notes with interest at a fixed rate of 5.45%. Consequently, we do not have significant interest rate exposure on the cash flow associated with our convertible notes. However, the fair market value of the convertible notes is subject to significant fluctuation due to changes in market interest rates and their convertibility into shares of our common stock pursuant to their terms. The fair market value of our outstanding Plus Cash Notes was approximately $75.3 million and $74.1 million at September 30, 2005 and December 31, 2004, respectively. Among other factors, changes in interest rates and the price of our common stock affect the fair value of our convertible notes. For further discussion, please refer to Critical Accounting Policies and Use of Estimates in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on and analysis of our derivative liability associated with our Plus Cash Notes.

Changes in Market Risk. There has been no significant change in our market risk since December 31, 2004.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, including our President and Chief Executive Officer and Senior Vice President, Chief Financial Officer and Treasurer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company. These officers have concluded that our disclosure controls and procedures are effective. As such, we believe that all material information relating to us and our consolidated subsidiaries required to be disclosed in our periodic filings with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the required time period, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended September 30, 2005, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

We were prosecuting civil action number 03-10228NG in U.S. District Court in Massachusetts instituted on February 4, 2003, entitled TranSwitch Corp. v. Galazar Networks, Inc.. We initially asserted that Galazar Networks, Inc. (Galazar) infringed three of our United States patents, and Galazar counterclaimed alleging that those three patents are not infringed, are invalid and are unenforceable, and counterclaimed alleging unfair competition. The Company was allowed to replace the patent infringement counts with a count for false advertising and unfair competition, Galazar’s patent counterclaims were dismissed, and Galazar added counterclaims for antitrust law violation and several state law violations. On November 4, 2005, TranSwitch and Galazar announced an agreement to settle this litigation. Under the confidential settlement agreement, all outstanding claims and counterclaims in this action will be dismissed without prejudice.

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

TRANSWITCH CORPORATION

November 7, 2005	/s/ DR. SANTANU DAS
Date	Dr. Santanu Das
Chief Executive Officer and President
(Chief Executive Officer)

November 7, 2005	/s/ PETER J. TALLIAN
Date	Peter J. Tallian
Senior Vice President, Chief
Financial Officer and Treasurer
(Chief Financial Officer and Chief Accounting Officer)