Form 10-K
period 2005-12-31
TRANSWITCH CORP /DE
filed 2006-02-21
CIK 944739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-25996

TRANSWITCH CORPORATION

(Exact name of Registrant as Specified in its Charter)

Delaware	06-1236189
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Three Enterprise Drive

Shelton, Connecticut 06484

(Address of principal executive offices, including zip code)

Telephone (203) 929-8810

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	Nasdaq National Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

*Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $211.8 million. At February 15, 2006, as reported on the Nasdaq National Market, there were 112,722,744 shares of common stock, par value $.001 per share, of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference in Part III of this Form 10-K Report:

(1) Proxy Statement for the Registrant’s 2006 Annual Meeting of Shareholders—Items 10, 11, 12, 13 and 14.

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

Our products are compliant with relevant communications network standards including Asynchronous/Plesiochronous Digital Hierarchy (Asynchronous/PDH), Synchronous Optical Network/Synchronous Digital Hierarchy (SONET/SDH), Ethernet and Asynchronous Transfer Mode/Internet Protocol (ATM/IP). We offer several products that combine multi-protocol capabilities on a single chip, enabling our customers to develop network equipment for triple play (voice, data and video) applications. A key attribute of our products is their inherent flexibility. Many of our products incorporate embedded programmable micro-processors, enabling us to rapidly accommodate new customer requirements or evolving network standards by modifying a function of the device via software instruction.

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

Our principal customers are the telecommunications and data communications original equipment manufacturers (OEMs) that serve three market segments:

•	the worldwide public network infrastructure, including wireless networks, that supports voice and data communications;

•	the Internet infrastructure that supports the World Wide Web and other data services; and

•	corporate wide area networks (WANs) that support voice and data information exchange within medium-sized and large enterprises.

We have sold our VLSI devices to more than 400 customers worldwide since shipping our first product in 1990. Our products are sold through a worldwide direct sales force and a worldwide network of independent distributors and sales representatives.

Industry Background

State of the Market

After the severe downturn in the global telecommunication market in 2001 and 2002, the market showed signs of stability and mild recovery in the latter part of 2003. In 2004, the market for our products continued its recovery, but showed additional fluctuations in demand. In 2005, while overall demand in our markets was essentially flat versus 2004, we saw a shift in demand towards newer technologies that we introduced into the market in the last two years. Communication service providers, Internet service providers, regional Bell operating companies and interexchange carriers continue to closely monitor their capital expenditures. Spending on voice-only equipment remains slow while spending on equipment providing the efficient transport of data services on existing infrastructure appears to be slowly recovering. Demand for new, high bandwidth services such as video conferencing, broadband audio and telephone is placing an increased burden on existing public network infrastructure.

We are heavily focused on two modes of efficiently transporting data across the existing WAN infrastructure: Digital Subscriber Line (DSL) and Ethernet over SONET/SDH (EoS). As a result of new technologies such as Fiber to the Home (FTTH), as well as Asymmetrical Digital Subscriber Line 2+ (ADSL2+) and Very high data rate Digital Subscriber Line (VDSL) that allow greater bandwidth, network equipment deployed in the field will need to be upgraded to provide these services.

Since network growth and investment is increasingly driven by data applications rather than voice traffic, Ethernet, the ubiquitous standard for data networking, is gaining traction in the public network infrastructure. Similarly, Internet Protocol (IP) is moving towards replacing Asynchronous Transfer Mode (ATM), frame relay and other legacy protocols.

A key technology in this evolution is EoS, which enables Ethernet services to be efficiently transported over existing SONET/SDH networks eliminating the need for “forklift upgrades” of equipment by the service providers. Because of its ability to mesh with the existing investment, EoS is economically attractive to communication service providers and equipment manufacturers alike.

Data applications are driving new investment not just in wire-line networks, but also in wireless network infrastructures. Higher bandwidth third generation wireless infrastructures, such as UMTS and CDMA2000, will also be based on IP and Ethernet. The convergence of the wire-line and wireless network infrastructures is underway.

The Role of Communications Standards

In an effort to provide interoperability among communication networks and equipment, the communications industry has established numerous standards and protocols that address connectivity issues between networks and network equipment. Communication standards protocols for transmission of information such as voice, high speed data or video over electrical, optical or wireless media have been implemented to ensure that equipment from different manufacturers and the various public and private networks can communicate with each other reliably and efficiently. The VLSI devices supplied by us conform to these standards, enabling such interoperability across the networks.

SONET and SDH standards were defined for efficient and reliable transport of information over optical fiber. SONET is primarily a North American standard, while SDH is its international counterpart. Introduced in the late 1980s, SONET and SDH were initially employed primarily for the transport of voice traffic in telephone networks. Prior to the introduction of the SONET/SDH standards, Asynchronous/PDH standards were in use for transmission over metallic cables, radio and optical fiber. ATM is a higher-level standard that enables public networks, Internet, WAN and local area network (LAN) systems designers to provide a mix of services to network users. ATM allows communication service providers to reduce the impact of network congestion, assure quality of service and to provide mixed high-speed and high-volume data communications, voice, video and imaging services. This ability allows the communication service providers to generate more revenue by offering more services to their customers.

IP is another standard that allows packets or frames of data to be forwarded, transmitted, and routed between networks. In the Access networks, IP packets are generally carried over ATM, where ATM serves as a transport layer for IP packets (i.e. DSL networks).

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

Communications Semiconductors

In order to deploy new infrastructures and transmission protocols, communication service providers are demanding improved time to market of cost-effective, differentiated products from OEMs. The complexity of the equipment, increasing cost pressures and the need for high reliability and standards compliance mandate the use of VLSI devices incorporating a high degree of functionality. OEMs recognize that, similar to the trend experienced in the computer industry, the functionality incorporated into VLSI devices is contributing an increasing share of the intellectual property and the value of network equipment. The design of VLSI devices contained in SONET/SDH, Asynchronous/PDH and ATM/IP equipment requires specialized expertise in mixed-signal semiconductor design and implementation, in-depth knowledge of telecommunications and data communications standards and systems engineering expertise. Expertise in mixed-signal device design is relatively uncommon, and, as a result, OEMs needing these capabilities often seek independent semiconductor vendors. However, many semiconductor vendors lack the communications industry knowledge and experience, as well as familiarity with the standards, to be able to contribute significant value to the OEMs’ systems designs. Consequently, OEMs require a semiconductor vendor that understands their markets and the applicable standards and is able to provide a broad range of cost-effective semiconductor devices. Our core competencies include the ability to understand these standards and protocols and our experience in designing these specialized VLSI products.

Our Products and their Applications

We supply high-speed, broadband VLSI semiconductor devices to network systems OEMs that serve three market segments: the worldwide public network infrastructure that supports both voice and data communications, the Internet infrastructure that supports the World Wide Web and other data services, and enterprise WANs that support voice and data information exchange within medium-sized and large enterprises. As a system-on-a-chip innovation leader, our competitive advantages include:

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

We believe that our chip-set approach and broad product coverage in all three product areas position us as a “one-stop source” for broadband communications VLSI products. Network equipment OEMs can mix and match our VLSI devices to optimally configure their specific systems. Our product lines can be combined to provide a cost-effective communication systems solution with increased functional integration and features while providing seamless integration of SONET/SDH, Asynchronous/PDH and ATM/IP for broadband network applications. In 2005, the prices for our products ranged from approximately $10 to $400 per device, depending on technology, volume, complexity and functionality.

Our product portfolio continued to expand in 2005, driven by our customer needs and objectives. Our focus is on delivering products that enable our OEM customers to support the telecommunication carriers that provide not only data services, but also voice services worldwide. During 2005, we successfully demonstrated several of our new products, including EtherPhast-24, Envoy XE, EtherMap-PDH, Diplomat-A and Diplomat-E. These data-oriented products have continued their design-win momentum during 2005 with many customers worldwide.

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

With the design win activity of our VTXP family of products, introduced in 2004, we further enhanced our SONET/SDH switching product offerings. TranSwitch now provides complete product solutions for our OEM customers to develop scalable, compact and cost-effective Multi-Service Provisioning Platforms (MSPP) for the Access/Metro networks. These products provide a uniform architecture and ease of integration for OC-3 through OC-48 applications.

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

Our Envoy family of products provides valuable bridging functions for LAN/WAN interconnection. In conjunction with off-the-shelf network processor devices, these devices provide Ethernet services to LAN/WAN routers and switches. Our Envoy family of products was expanded with additional bandwidth capacity and flexibility with the introduction of Envoy XE in 2005. These products incorporate intelligence and flexibility, allowing OEM customers to address a wide range of applications in SONET/SDH, MSPP or IP routing applications for the edge or access markets. Standard interfaces such as POS-PHY Level 2/SPI-3 allow OEM customers to develop cost-effective platforms to meet the emerging need of carrier-class IP/MPLS routers or SONET/SDH data transport applications. Our products have successfully completed interoperability testing with Intel ® IXP2400 network processors.

With our PacketTrunk-4 device, we extended our reach from the Access portion of the communications network to the Edge portion of the communications network allowing customers to efficiently transport legacy time division multiplexing (TDM) services over IP/MPLS/Ethernet equipment. While communication service providers continue to deploy new data services, predominantly based on Ethernet technology, the need to carry TDM legacy services continues. PacketTrunk allows legacy services to be provided over IP based networks.

The following tables summarize our net product revenue mix by product line for the fiscal years ended December 31, 2005, 2004 and 2003 (dollar amounts in thousands), respectively:

	Year ended December 31, 2005		Year ended December 31, 2004		Year ended December 31, 2003
	Product Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues
SONET/SDH	$19,382	59%	$15,385	46%	$11,155	49%
ATM/IP	7,228	22%	9,861	29%	8,066	35%
Asynchronous/PDH	6,281	19%	8,235	25%	3,749	16%

Total	$32,891	100%	$33,481	100%	$22,970	100%

Applications of our Products in the Network

The following briefly describes our view of the Metro and Access areas of the network infrastructure and some typical equipment that may include our VLSI products.

The Access Network

This Access portion of the network infrastructure interconnects end user locations (residences or businesses) to the nearest service provider location (usually the telephone company central office). The primary functions performed by equipment in the

Access network are aggregation and distribution of traffic, and interconnection to the switching or transmission equipment that connects to the WAN. The Access network may consist of electrical, optical or wireless transmission equipment. Our VLSI products are used in a variety of equipment in the Access network. For example, members of our ASPEN and CUBIT product families are used in Digital Subscriber Line Access Multiplexers (DSLAMs) that are used to provide DSL services. These products are also used in Base Station equipment for cellular phone service. Our SONET/SDH and Asynchronous/PDH products are used in add-drop multiplexers that serve as a primary vehicle for aggregation and distribution of traffic in the Access network.

The Metro Network

The Metro network infrastructure is principally an optical fiber-based network. It provides high-speed communications and data transfer covering an area larger than a campus area network and smaller than a WAN, interconnects two or more LANs, and usually covers an entire metropolitan area, such as a large city and its suburbs. In addition to interconnecting locations within the metropolitan area, the Metro network connects to the Access portion of the network and the long-haul or core network which interconnects different metropolitan networks across a region, a country or internationally. Equipment in the Metro network perform functions such as switching or routing of traffic, processing of data in various protocols, and further aggregation and distribution of traffic. Our SONET/SDH framer and mapper products are used in digital cross-connect systems, add-drop multiplexers and voice equipment that switches high-speed analog signals to digital signals, and also in equipment that splits or combines various transmission signals.

Technology

One of our core competencies is knowledge of the telecommunications and data communications landscape. Specifically, our systems engineering personnel possess substantial telecommunications and data communications design experience, as well as extensive knowledge of the relevant standards. This includes not only a thorough understanding of the actual written standards, but also an awareness of and appreciation for the nuances associated with the standards necessary for assuring that device designs are fully compliant.

Complementing our communications industry expertise is our VLSI design competence. Our VLSI design personnel have extensive experience in designing high-speed digital and mixed-signal devices for communications applications. These designs require a sophisticated understanding of complex technology, as well as the specifics of deep sub-micron manufacturing processes and their resulting impact on device performance. We have developed a large number of VLSI blocks and intellectual property cores that operate under the demanding requirements of the telecommunications and data communications industries. These blocks and intellectual property cores have been designed using standard VLSI-oriented programming languages such as VHSIC Hardware Descriptive Language (VHDL) and Verilog, and have been authenticated with standard verification tools.

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

Our Envoy and EtherMap products are multi-million gate devices, which are implemented in 0.18 and 0.13 micron complementary metal oxide semiconductor (CMOS) silicon technologies. They incorporate high speed mixed signal circuitry. Some of these devices are equipped with embedded processors that provide added functionality through software.

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

Provide Complete Solutions Within Target Markets

We offer network equipment OEMs chip sets that represent complete solutions for SONET/SDH, Asynchronous/PDH and ATM/IP applications. In addition to providing families of VLSI devices, we offer OEM customers the following:

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

Continue to Promote the Deployment of Programmable Devices

We intend to continue to develop and promote programmable system-level building blocks. By providing core functionality in the form of dense, high-speed, programmable packages, we believe these new devices offer greater flexibility and functionality at a lower cost than single-function, hard-wired devices they are designed to replace. We believe that our functional building blocks represent a new and more versatile approach to designing communications systems and that these new devices have the potential to play a significant role as product-building platforms in the development of new generations of equipment by networking OEMs.

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

Focus on Mixed-Signal Applications

We seek to identify applications requiring our mixed-signal VLSI device design capabilities. By leveraging both our industry knowledge and the special design skills required for mixed-signal devices, we are able to identify and implement optimal combinations of design elements for desired analog and digital functionality targeted toward the specific needs of network equipment OEMs. Our experience and expertise provides our customers accelerated time to market, better performance and lower costs than combinations of separate digital and analog solutions.

Partner With Selected Foundries

We work with select third-party foundries to produce our semiconductor devices. This approach allows us to avoid substantial capital spending, obtain competitive pricing and technologies, and retain the ability to migrate our products to new process technologies to reduce costs and optimize performance. Our design methodology enables the production of our devices at multiple foundries using well-established and proven processes. We engage foundries that are ISO 9001:2000 certified for quality and which use only semiconductor processes and packages that are qualified under industry-standard requirements.

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

Our worldwide direct sales force, technical support personnel and design engineers work together in teams to support our customers. We have technical support capabilities located in key geographical locations throughout the world as well as a technical support team at our headquarters as a backup to the field applications engineers.

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

Customers

We have sold our products and services to over 400 customers since shipping our first product in 1990. Our customers include public network systems OEMs that incorporate our products into telecommunications systems, WAN and LAN equipment OEMs, Internet-oriented OEMs, communications test and performance measurement equipment OEMs and government, university and private laboratories that use our products in advanced public network, and WAN and LAN developments. A small number of our customers have historically accounted for a substantial portion of our net revenues. The following table sets forth the percentage of net revenues attributable to our major distributors as well as the significant customers that had total purchases (either direct or through distributors) of greater than 10% of net revenues for the fiscal years ended December 31, 2005, 2004 and 2003, respectively:

	Years ended December 31,
	2005	2004	2003
Distributors:
Avnet, Inc. (1)	*	12%	12%
Arrow Electronics, Inc. (2)	*	10%	11%
Significant Customers:
Siemens AG	17%	24%	28%
Nortel	11%	12%	*
Tellabs, Inc. (2)	*	10%	12%

(1)	The end customers of the shipments to Avnet, Inc. include: Spirent Communications, Cisco Systems, Inc., Sonus Networks, Inc. and Pulse Communications, Inc.
(2)	The primary end customer of the shipments to Arrow Electronics, Inc. is Tellabs, Inc.
*	Revenues were less than 10% of our net revenues in these years.

Information on reportable operating segments for each of the last three years is located in Note 7 of the Notes to Consolidated Financial Statements in Item 8 of this report.

Research and Development

We believe that the continued introduction of new products in our target markets is essential to our growth. As of December 31, 2005, we had 123 full-time employees engaged in research and product development efforts. We employ designers who have the necessary engineering and systems qualifications and who are experienced in software, mixed-signal, high-speed digital, telecommunications and data communications technologies.

Research and development expenditures for the fiscal years ended December 31, 2005, 2004 and 2003 were $21.3 million, $46.0 million, and $42.0 million, respectively. In the fiscal year ended December 31, 2003, we also expensed $0.5 million of purchased in-process research and development related to the acquisition of ASIC Design Services, Inc. There were no charges related to purchased in-process research and development during 2005 and 2004.

All development efforts are performed using documented design processes that have been certified to meet the ISO 9001:2000 international standard. Our design tools and environment are continuously reviewed and updated to improve design, fabrication and verification of products. From time to time, we subcontract design services and acquire products from third parties to enhance our product lines. Our internal research and development organization thoroughly reviews the external development processes and the design of these products as part of our quality assurance process.

Patents and Licenses

Through the end of 2005, we have been issued or became an assignee of 123 presently maintained patents worldwide with an additional 72 patents pending worldwide. Of that number, we have been assigned 54 presently maintained United States patents, of which two are co-assigned. Among the worldwide patents pending, there were 31 United States patents pending. Many of the United States issued and pending patents were also filed internationally. For one or more of our United States patents, we have coverage in Canada, China, Taiwan, Israel, Japan, France, Germany, United Kingdom, Belgium, Italy, Sweden, Spain, Ireland, Denmark, The Netherlands, Portugal, Switzerland (includes Liechtenstein), Luxembourg, Finland and Hong Kong. Internationally, there are 25 patents pending in specific countries with an additional 16 filed in the European Patent Office (EPO) or under the Patent Cooperative Treaty (PCT).

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

We also have been granted registration of 18 presently maintained trade or service marks in the United States and we have one more trademark registration awaiting approval. We have also obtained 4 presently maintained trademark registrations under the European Community Trademark (ECT) procedure and have one pending trademark awaiting approval in Canada.

Our ability to compete depends to some extent upon our ability to protect our proprietary information through various means, including ownership of patents, copyrights, mask work registrations and trademarks. While no intellectual property right of ours has been invalidated or declared unenforceable, we cannot assure that such rights will be upheld in the future. We believe that, in view of the rapid pace of technological changes in the communication semiconductor industry, the technical experience and creative skills of our engineers and other personnel are the most important factors in determining our future technological success.

We have entered into various license agreements for products or technology exchange. The purpose of these licenses has, in general, been to obtain second sources for standard products or to convey or receive rights to certain proprietary or patented cores, cells or other technology.

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

In 2003, the European Union (EU) published its directive to restrict the use of certain environmentally hazardous substances and defined the requirements for reducing their impact on the environment. This legislation, which becomes effective July 1, 2006, restricts the use of Lead, Mercury, Cadmium, Hexavalent Chromium, Polybrominated Biphenyls (PBBs) and Polybrominated Diphenyl Ethers (PBDEs), as well as secondary elements defined in the directive. Since early 2003, TranSwitch has been monitoring the activity of the regulatory initiatives for Lead-free and “Green” products in compliance with the Restriction of Hazardous Substances (RoHS) legislation defined by the EU’s directive. TranSwitch has incorporated these requirements into its product designs and packaging technology with cooperation from our suppliers. Our first RoHS device became available during 2004 with many other devices currently being offered using environmentally safe materials.

In order to facilitate a smooth transition without any supply disruptions, TranSwitch will offer RoHS compliant devices while continuing to offer these same devices in packages containing Lead. The RoHS compliant devices are clearly marked with a unique part number and alloy code to help customers maintain quality and follow appropriate manufacturing practices required by such devices. TranSwitch marks all RoHS devices according to the JEDEC JESD97 specifications. Additionally, all RoHS compliant devices shipped will be accompanied by a Certificate of Compliance guaranteeing conformance to the RoHS directive.

TranSwitch Corporation, Shelton, Connecticut, is registered to ISO 9001:2000 by TUV Rheinland of North America, Inc.

Acquisitions

While some of the next generation products we introduce are based on technologies that we develop ourselves, we have filled some of our technology and skills needs through acquisitions. The following is a table that summarizes technology and skills we obtained through acquisitions of stand-alone companies during the fiscal year ended 2003 through the first quarter of 2006. During the fiscal year ended December 31, 2005 and 2004, there were no acquisitions.

Acquired Company	Date Acquired	Technology / Skill Acquired
Mysticom, Ltd.	January 2006	Analog/Mixed signal design resources

ASIC Design Services, Inc.	August 2003	SONET/SDH design resources

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

Metanoia Technologies, Inc. is a Delaware corporation with development centers in Austin, Texas and Grass Valley, California. We account for this investment under the cost method and made our initial investment in April 2004. During the second quarter of 2005, we made the decision to no longer provide additional funding to Metanoia. Subsequent to that decision, we determined that our investment in Metanoia preferred stock and the bridge loan receivable from Metanoia were impaired. In making this evaluation, we considered changes during the period in Metanoia’s operations and financial condition. As a result of our evaluation, we recorded an impairment charge of $1.5 million.

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

Competition

The communication semiconductor industry is intensely competitive and is characterized by:

•	rapid technological changes in electronic design automation tools, wafer-manufacturing technologies, process tools and alternate networking technologies;

•	declining availability of fabrication capacity;

•	manufacturing yield problems;

•	heightened international competition in many markets; and

•	price erosion.

The telecommunications and data communications industries, which are our primary target markets, are also intensely competitive due to deregulation and heightened international competition.

After the severe downturn in the global telecommunication market in 2001 and 2002, the market showed signs of stability and mild recovery in the latter part of 2003. In 2004, the market for our products continued its recovery, but showed additional fluctuations in demand. In 2005, while overall demand in our markets was essentially flat versus 2004, we saw a shifting in demand towards newer technologies that we introduced into the market in the last two years. The market conditions have impacted the entire supply chain including communication service providers, Internet service providers, regional Bell operating companies and interexchange carriers, OEMs such as Alcatel, Cisco, Lucent and Nortel, and communication VLSI product vendors such as TranSwitch.

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

We believe that our competitive position in the telecommunications semiconductor industry has remained relatively unchanged. The overall market for our products has dropped on a relative basis, leaving us in a similar market position as prior to the significant decline experienced in the telecommunications market during the past five years. Some of our competitors are more diversified than we are and accordingly, their other shipments, such as LAN, wireless, and digital signal processing, have helped them to offset the declines in their telecommunications revenues. Their overall revenues, therefore, may not have declined on a similar basis to ours because we have focused extensively on telecommunications related products.

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

Backlog

As of December 31, 2005 our backlog was $9.2 million, as compared to $7.1 million as of December 31, 2004. Backlog represents firm orders anticipated to be shipped within the next 12 months. Our business and, to a large extent, that of the entire communication semiconductor industry, is characterized by short-term order and shipment schedules. Since orders constituting our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty, backlog is not necessarily indicative of future revenues.

Employees

At December 31, 2005, we had 198 full time employees, including 123 in research and development, 45 in marketing and sales, 16 in operations and quality assurance, and 14 in administration. We have no collective bargaining agreements. We have never experienced any work stoppage and we believe our employee relations are good.

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

You may read and copy any document we file at the SEC’s public reference room located at: Headquarters Office, 100F Street N.E., Room 1580, Washington, DC 20549. You can request copies of these documents by writing to the Public Reference Section of the SEC, 100F Street N.E., Room 1580, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available at the SEC’s website at http://www.sec.gov. This website address is included in this document as an inactive textual reference only.

Item 1A. Risk Factors

Factors that may affect future results are provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on Page 33.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our headquarters are located in a suburban office park in Shelton, Connecticut. We have additional sales offices and design centers located throughout the world. The following is a summary of our offices and locations for which we have lease commitments:

Location	Business Use	Square Footage	Lease Expiration Dates
Shelton, Connecticut(1)	Corporation Headquarters, Product Development, Operations, Sales, Marketing and Administration	160,936	May 2004—April 2017
Raleigh, North Carolina(2)	Product Development	10,572	February 2007
Bedford, Massachusetts	Product Development	10,053	September 2007
San Jose, California	Sales and Sales Support	2,535	September 2006
South Brunswick, New Jersey(3)	Product Development	6,786	June 2006
Toulouse, France	Product Development	4,200	December 2007
Eclubens, Switzerland(4)	Product Development	9,061	April 2006
Taipei, Taiwan	Sales Support	2,500	Less than 1 Year
New Delhi, India	Product Development	20,000	June 2006—May 2007
Antony, France	Sales and Sales Support	355	Less than 1 Year
Herzelia, Israel	Sales and Sales Support	248	Less than 1 Year

Notes

Refer to Note 13—Commitments and Contingencies of our Consolidated Financial Statements for additional disclosures regarding our commitments under lease obligations. Also, refer to Note 12—Restructuring and Asset Impairment Charges in our Consolidated Financial Statements regarding our restructuring charges during fiscal years 2003 through 2005 as we have recorded charges for future rent payments relating to excess office space.

(1)	Of the space being leased in Shelton, Connecticut, approximately 116,373 feet is considered excess for which we have taken restructuring charges in 2005, 2004, 2003, 2002 and 2001. Approximately 115,521 square feet of this space is currently being sublet.
(2)	We have taken restructuring charges for the facility in Raleigh, North Carolina effective July 15, 2002 and have transitioned the business functions to other TranSwitch facilities. The Raleigh, North Carolina space is currently being sublet.
(3)	In January 2003, we recorded restructuring charges for the facility in South Brunswick, New Jersey and for the reduction of staff in Bedford, Massachusetts; Shelton, Connecticut; Switzerland and Belgium. Refer to Note 12—Restructuring and Asset Impairment Charges in our Consolidated Financial Statements.
(4)	Approximately 8,100 square feet of this space is currently being sublet.

Item 3. Legal Proceedings

We are not party to any material litigation proceedings.

We were prosecuting civil action number 03-10228NG in U.S. District Court in Massachusetts instituted on February 4, 2003, entitled TranSwitch Corp. v. Galazar Networks, Inc. We initially asserted that Galazar Networks, Inc. (Galazar) infringed three of our United States patents, and Galazar counterclaimed alleging that those three patents are not infringed, are invalid and are unenforceable, and counterclaimed alleging unfair competition. We were allowed to replace the patent infringement counts with a count for false advertising and unfair competition, Galazar’s patent counterclaims were dismissed, and Galazar added counterclaims for antitrust law violation and several state law violations. On November 4, 2005, TranSwitch and Galazar announced an agreement to settle this litigation. Under the confidential settlement agreement, all outstanding claims and counterclaims in this action were dismissed without prejudice.

From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on the business, financial condition or results of our operations.

Item 4. Submission of Matters to a Vote of Security-Holders

We did not submit any matters to a vote of our security-holders during the three months ended December 31, 2005.

PART II

Item 5. Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded under the symbol “TXCC” on the Nasdaq National Market. The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock.

	High	Low
Year ended December 31, 2005
First Quarter	$1.46	$1.10
Second Quarter	$2.50	$1.20
Third Quarter	$2.20	$1.49
Fourth Quarter	$1.83	$1.31

Year ended December 31, 2004
First Quarter	$3.80	$2.31
Second Quarter	$2.88	$1.48
Third Quarter	$1.80	$1.20
Fourth Quarter	$1.54	$1.01

As of January 31, 2006 there were approximately 515 holders of record and approximately 23,159 beneficial shareholders of our common stock.

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

We also have securities authorized for issuance under equity compensation plans. The following table provides information as of December 31, 2005 with respect to shares of our common stock that may be issued under our existing equity compensation plans, including our 1995 Fourth Amended and Restated Stock Plan (the “1995 Plan”), our 2000 Stock Option Plan (the “2000 Plan”), the 1995 Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan), and the 2005 Employee Stock Purchase Plan (the “Purchase Plan”) as well as the 1995 Stock Plan of Alacrity Communications, Inc. and the 1999 Stock Incentive Plan of Onex Communications Corporation.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities reflected in Column (a))
	(a)		(b)		(c)
Equity Compensation Plans Approved by Stockholders (1)	18,653,469	(3)	$7.07	(3)	3,013,602
Equity Compensation Plans Not Approved by Stockholders (2)	6,787,625		$10.91		2,295,163

Total	25,441,094		$8.09		5,308,765

(1)	Consists of the 1995 Plan, the Non-Employee Director Plan and the Purchase Plan.
(2)	Consists of the 2000 Plan and shares subject to outstanding options granted under equity compensation plans assumed by us in connection with mergers and acquisitions of the companies which originally granted those options. No additional options may be granted under the assumed plans.
(3)	Excludes purchase rights accruing under the Purchase Plan which has a stockholder-approved reserve of 1,000,000 shares. Under the Purchase Plan, each eligible employee is able to purchase up to 1,000 shares of our common stock at semi-annual intervals each year at a purchase price per share equal to 85% of the lower of the fair market value of our common stock on the first or last trading day of a purchase period.

Repurchases of Equity Securities

On September 30, 2003, we issued $98.0 million in aggregate original principal amount of our Plus Cash Notes. During the twelve months ended December 31, 2005, we issued an aggregate of 4,186,534 shares of our common stock plus approximately $19.2 million cash in lieu of accrued and unpaid interest in exchange for $25.7 million in aggregate original principal amount of our Plus Cash Notes. The shares issued were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. No commission or other remuneration was paid or given directly or indirectly for soliciting these transactions.

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

	Years ended December 31,
	2005	2004	2003	2002	2001
	(Amounts presented in thousands, except per share amounts)
Selected Statements of Operations Data:

Net revenues	$32,900	$33,687	$23,820	$16,636	$58,682

Gross profit (loss)	23,984	23,347	15,903	5,857	(1,799)
Operating loss	(14,662)	(43,049)	(45,739)	(134,034)	(141,015)
Loss before extraordinary loss and cumulative effect of adoption of and changes in accounting principle (1)	(23,754)	(44,347)	(37,692)	(165,224)	(79,426)

Extraordinary loss upon consolidation of TeraOp (USA), Inc.	—	—	(83)	—	—
Cumulative effect on prior years adoption of and retroactive application of FIN 46R and new depreciation method	—	(277)	(805)	—	—

Net loss (1)(2)	$(23,754)	$(44,624)	$(38,580)	$(165,224)	$(79,426)

Basic and diluted loss per common share before extraordinary loss and cumulative effect of a change in accounting principle	$(0.23)	$(0.47)	$(0.42)	$(1.84)	$(0.91)

Basic and diluted loss per common share	$(0.23)	$(0.47)	$(0.43)	$(1.84)	$(0.91)

Shares used in calculation of basic and diluted loss per common share	104,779	94,638	90,406	90,037	86,904

	December 31,
	2005	2004	2003	2002	2001
Selected Balance Sheet Data:
Cash, cash equivalents and short-term investments	$72,702	$102,504	$152,051	$183,647	$409,592
Total current assets	80,822	112,475	161,485	194,513	427,303
Working capital	73,385	76,361	147,845	176,783	402,007
Long-term investments (marketable securities)	—	32,178	27,300	21,819	26,582
Total non-current assets	6,004	42,233	44,821	48,840	189,061
Total assets(1)	86,826	154,708	206,306	243,353	616,364

4.50% Convertible Notes due 2005	—	24,442	—	—	—
Total current liabilities	7,437	36,114	13,640	17,730	25,296
4.50% Convertible Notes due 2005	—	—	24,442	114,113	314,050
5.45% Convertible Plus Cash Notessm due 2007, net of debt discount of $5,685, $13,149 and $21,742	49,102	67,370	75,866	—	—
Derivative liability	6,040	8,461	20,659	—	—
Total non-current liabilities	76,180	97,363	143,656	139,962	340,975
Total stockholders’ equity (1)	3,209	21,231	49,010	85,661	250,093
Book value per share	$0.03	$0.21	$0.54	$0.95	$2.75

(1)	We adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), on January 1, 2002, and accordingly, ceased amortizing goodwill totaling $54.5 million as of January 1, 2002.
(2)	Effective January 1, 2003, we changed the method of depreciating property and equipment to the straight-line method. Depreciation of property and equipment in prior years was computed using the half-year convention method. The effect of the change in depreciation method as of January 1, 2003 was applied retroactively to property and equipment acquisitions of prior years. The cumulative effect of the change with respect to the retroactive application of the straight-line method was an approximately $0.8 million charge (or $0.01 loss per basic and diluted common share) recorded in 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Conditions and Results of Operations (MD&A) is provided to supplement the accompanying consolidated financial statements and notes in Item 8 to help provide an understanding of our financial condition, changes in our financial condition and results of operations. MD&A is organized as follows:

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

Results of operations. This section provides an analysis of our results of operations for the fiscal years ended December 31, 2005, 2004 and 2003. In addition, a brief description is provided of transactions and events that impact the comparability of the results.

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

After the severe downturn in the global telecommunication market in 2001 and 2002, the market showed signs of stability and mild recovery in the latter part of 2003. In 2004, the market for our products continued its recovery, but showed additional fluctuations in demand. In 2005, while overall demand in our markets was essentially flat versus 2004, we saw a shifting in demand towards newer technologies that we introduced into the market in the last two years. Communication service providers,

Internet service providers, regional Bell operating companies and interexchange carriers continue to closely monitor their capital expenditures. Spending on voice-only equipment is still slow while spending on equipment providing the efficient transport of data services on existing infrastructure appears to be slowly recovering. Demand for new, high bandwidth applications such as video conferencing, broadband audio and telephone is placing an increased burden on existing public network infrastructure.

For the years ended December 31, 2005 and 2004, our revenues were $32.9 million and $33.7 million, respectively. This is up from revenues of $23.8 million for the fiscal year 2003. We believe that our investment in product development has positioned us to take advantage of a strengthening market.

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

We consider the most critical accounting policies and uses of estimates in our consolidated financial statements to be those relating to :

(1)	recognizing net revenues, cost of revenues and gross profit;

(2)	estimating the derivative liability associated with our 5.45% Convertible Plus Cash Notessm due 2007;

(3)	estimating excess inventories;

(4)	estimating restructuring liabilities; and

(5)	estimating values of investments in non-publicly traded companies.

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

At the time of shipment, we record a reduction to revenue (with a related liability) to accrue for future price protection. This liability is established based on historical experience, contractually agreed-to provisions and future shipment forecasts. We had established liabilities totaling approximately zero and $0.4 million as of December 31, 2005 and 2004, respectively, for price protection and sales allowances related to shipments that were recorded as revenue during the preceding twelve months. Should our actual experience differ from our estimated liabilities, there could be adjustments (either favorable or unfavorable) to our net revenues, cost of revenues and gross profits.

We also record, at the time of shipment, a reduction to revenue (with a related liability) and an inventory asset against product cost of revenues in order to establish a provision for the gross margin related to future returns under our distributor stock rotation program. As of December 31, 2005, we had established a liability of $0.7 million and an inventory asset of $0.1 million for a stock rotation reserve for future estimated returns totaling $0.6 million. This compares to a liability of $0.7 million and an inventory asset of $0.1 million for a stock rotation reserve for future estimated returns totaling $0.6 million as of December 31, 2004. Should our actual experience differ from our estimated liabilities, there could be adjustments (either favorable or unfavorable) to our net revenues, cost of revenues and gross profits.

We warranty our products for up to one year from the date of shipment. A liability is recorded for estimated claims to be incurred under product warranties and is based primarily on historical experience. Estimated warranty expense is recorded as cost of product revenues when products are shipped. As of December 31, 2005 and 2004, we had a warranty liability established in the amounts of $0.1 million and $0.3 million, respectively, which is included in accrued expenses on the consolidated balance sheets. We had no material warranty claims during the year ended December 31, 2005. Should future warranty claims differ from our estimated current liability, there could be adjustments (either favorable or unfavorable) to our cost of revenues. Any adjustments to cost of revenues could also impact future gross profits.

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

During the year ended December 31, 2005, we recorded other income of $2.5 million, of which, $0.1 million and $2.4 million related to the auto-conversion make-whole provision and holder’s conversion right, respectively, to reflect the change in fair value of our derivative liability. During the year ended December 31, 2004, we recorded other income of $12.1 million, of which, $2.1 million and $10.0 million related to the auto-conversion make-whole provision and holder’s conversion right, respectively, to reflect the change in fair value of our derivative liability. During the year ended December 31, 2003, we recorded other income of $2.6 million, of which, $0.8 million and $1.8 million related to the auto-conversion make-whole provision and holder’s conversion right, respectively, to reflect the change in fair value of our derivative liability, which is shown below:

(Tabular dollars in thousands, except per share amounts)	December 31, 2005	December 31, 2004	December 31, 2003
Closing price of our common stock used to value our derivative liability	$1.83	$1.54	$2.30

Estimated fair value of Auto-Conversion Make Whole Provision	—	74	2,186

Estimated fair value of Holder’s Conversion Right	6,040	8,461	18,473

Total Liability	$6,040	$8,535	$20,659

Total change in fair value determined during the years ended December 31, 2005, 2004 and 2003 and recorded as other income	$2,495	$12,124	$2,619

At each balance sheet date, we adjust the derivative financial instruments to their estimated fair value and analyze the instruments to determine their classification as a liability or equity. As of December 31, 2005, the estimated fair value of our derivative liability was $6.0 million, all of which relates to the holder’s conversion right. The auto-conversion make-whole provision expired on September 30, 2005, thus there is no value to this provision as of December 31, 2005. As of December 31, 2004, the estimated fair value of our derivative liability was $8.5 million, of which $0.1 million and $8.4 million related to the auto-conversion make-whole provision and holder’s conversion right, respectively. As of December 31, 2003, the estimated fair value of our derivative liability was $20.7 million, of which $2.2 million and $18.5 million related to the auto-conversion make-whole provision and holder’s conversion right, respectively. The estimated fair value of the auto-conversion make-whole provision and holder’s conversion right were determined using the Monte Carlo simulation model and a lattice (trinomial) option-pricing model, respectively. These models use several assumptions including: historical stock price volatility, risk-free interest rates, remaining maturity, and the closing price of our common stock to determine estimated fair value of our derivative liability. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock during each quarterly period. Accordingly, we have calculated the fair value of the derivative liability as shown in the following different scenarios below. We have included the change in the fair value of the derivative liability below based on all assumed estimates remaining the same except for our common stock price.

(Tabular dollars in thousands, except per share amounts)
% change from our actual common stock price of $1.83 as of December 31, 2005	(50)%	(25)%	(10)%	Actual	10%	25%	50%

Closing price of our common stock used to value our derivative liability	$0.92	$1.37	$1.65	$1.83	$2.01	$2.29	$2.75

Estimated fair value of our derivative liability as of December 31, 2005	$1,861	$3,770	$5,123	$6,040	$6,986	$8,505	$11,092

Change in fair value of our derivative liability determined during the year ended December 31, 2005 and recorded as other income	$6,674	$4,765	$3,412	$2,495	$1,549	$30	$(2,557)

Incremental other income (expense) that would have been recorded in the year ended December 31, 2005	$4,179	$2,270	$917	$—	$(946)	$(2,465)	$(5,052)

As of December 31, 2005 and 2004, these embedded derivative financial instruments were recorded and classified as a derivative liability on our consolidated balance sheet because the daily volume weighted average price of our common stock determined according to the voluntary conversion provision was below the threshold price of $2.61 as set forth in the terms of the Plus Cash Notes. Thus, if any holders of the Plus Cash Notes voluntarily converted their Plus Cash Notes, we would have to pay the plus cash amount in cash. Assuming the daily volume weighted average price of our common stock remains below the threshold price, this embedded derivative related to the holder’s conversion right will continue to be classified as a derivative liability and adjusted quarterly for changes in fair value during the period of time that any such Plus Cash Notes are outstanding, with the corresponding charge or credit to other expense or income.

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

Estimated Excess Inventories. We periodically review our inventory levels to determine if inventory is stated at the lower of cost or net realizable value. The telecommunications and data communications industries have experienced a significant downturn during the past few years and, as a result, we have had to evaluate our inventory position based on known backlog of orders, projected sales and marketing forecasts, shipment activity and inventory held at our significant distributors. We recorded charges for excess and obsolete inventories totaling approximately $0.6 million, $0.6 million, $1.5 million, $4.8 million and $39.2 million during the fiscal years ended December 31, 2005, 2004, 2003, 2002 and 2001 respectively. Most of these products have not been disposed of and remain in our inventory.

During fiscal 2005, 2004 and 2003, we recorded net product revenues of approximately $12.2 million, $10.9 million and $8.7 million, respectively, on shipments of excess and obsolete inventory that had previously been written down to their estimated net realizable value of zero. This resulted in almost 100% gross margin on these product revenues. Had these products been sold at our historical average cost basis, gross margin would have been 69%, 60% and 56% in 2005, 2004 and 2003 respectively. We currently do not anticipate that a significant amount of the excess and obsolete inventories subject to the write-downs described above will be used in the future based upon our current demand forecast. Should our actual future demand exceed the estimates that we used in writing down our excess and obsolete inventories, we will recognize a favorable impact to cost of revenues and gross profits. Should demand fall below our current expectations, we may record additional inventory write-downs which will result in a negative impact to cost of revenues and gross profits.

Estimated Restructuring Liabilities. During the fiscal years ended December 31, 2005, 2004 and 2003, we recorded restructuring charges and asset impairments totaling $2.7 million, $1.1 million and $2.5 million, respectively, related to employee termination benefits and costs to exit certain facilities, net of sub-lease benefits. At December 31, 2005 and 2004, the restructuring liabilities were $21.8 million and $22.6 million, respectively, on our consolidated balance sheets. Certain assumptions are used by us to derive this estimate, including future maintenance costs, price escalation and sublease income derived from these facilities. Should we negotiate additional sublease rental income agreements or reach a settlement with our lessors to be released from our existing obligations, we could realize a favorable benefit to our results of future operations. Should future lease, maintenance or other costs related to these facilities exceed our estimates, we could incur additional expenses in future periods.

Valuation of Investments in Non-Publicly Traded Companies. Since 1999, we have been making strategic equity investments in non-publicly traded companies that develop technologies that are complementary to our product road map. Depending on our level of ownership and whether or not we have the ability to exercise significant influence, we account for these investments on either the cost or equity method, and review such investments periodically for impairment. The appropriate reductions in carrying values are recorded when, and if, necessary. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, we carefully consider the investee’s cash position, projected cash flows (both short and long-term), financing needs, most recent valuation data, the current investing environment, management / ownership changes, and competition. This evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. Based on our evaluations, we recorded impairment charges related to our investments in non-publicly traded companies of $1.5 million, $0.1 million and $1.5 million during the fiscal years ended December 31, 2005, 2004 and 2003, respectively. The total investment in non-public companies was $1.0 million and $2.1 million as of December 31, 2005 and 2004, respectively, on our consolidated balance sheets. (For further discussion, please refer to Note 4. Investments in Non-Publicly Traded Companies in our Consolidated Financial Statements). We used the modified equity method of accounting to determine the impairment loss for certain investments, as it was determined that no better current evidence of the value of our cost method investments existed and we believe that this gives us the best basis for our estimate given the negative cash flows of these companies. The modified equity method of accounting results in recording an impairment loss on a cost method investment equal to the investor’s proportionate share of the investee’s losses as its contributed capital is consumed to fund operating losses of the investee from the inception of the investor’s investment.

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

	Years ended December 31,
	2005	2004	2003
Net revenues
Product revenues	100%	99%	96%
Service revenues	—	1%	4%

Total net revenues	100%	100%	100%
Cost of revenues:
Product cost of revenues	25%	29%	26%
Provision for excess and obsolete inventories	2%	2%	6%
Service cost of revenues	—	—	1%

Total cost of revenues	27%	31%	33%

Gross profit	73%	69%	67%

Operating expenses:
Research and development	65%	137%	176%
Marketing and sales	29%	37%	46%
General and administrative	15%	20%	24%
Restructuring charge and asset impairment, net	8%	3%	11%
Purchased in-process research and development	—	—	2%

Total operating expenses	117%	197%	259%

Operating loss	(44)%	(128)%	(192)%

Comparison of Fiscal Years 2005 and 2004

Net Revenues. The following tables summarizes our net product revenue mix by product line for the years ended December 31, 2005 and 2004 (dollar amounts in thousands), respectively:

	Year ended December 31, 2005		Year ended December 31, 2004		Percentage Increase in Product Revenues
	Product Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues
SONET/SDH	$19,382	59%	$15,385	46%	26%
ATM/IP	7,228	22%	9,861	29%	(27)%
Asynchronous/PDH 6666	6,281	19%	8,235	25%	(24)%

Total	$32,891	100%	$33,481	100%	(2)%

The 2% decrease in revenues for 2005 compared to 2004 reflects decreased volume of our Asynchronous/PDH and ATM/IP products. In particular, sales of our Aspen products were down considerably due to lower demand from our largest customer. Net revenues were positively impacted by increased sales of our SONET/SDH products, including our ET-3 product.

Included in total net revenues is service revenues (of approximately zero in 2005 and $0.2M in 2004) consisting of design services performed for third parties on a short-term contract basis. Service revenues are not our primary strategic focus and, as such, will fluctuate up or down from period to period, depending on business priorities.

For the year ended December 31, 2005 international net revenues represent approximately 85% of net revenues compared with approximately 73% of net revenues for the year ended December 31, 2004, reflecting lower U.S. sales and increased sales to Asia.

Gross Profit. The following table presents the impact to gross profit of the excess and obsolete inventory charges and benefits for the years ended December 31, 2005 and 2004, respectively:

	Year ended December 31, 2005		Year ended December 31, 2004
Gross profit – as reported	$23,984	73%	$23,347	69%

Excess and obsolete inventory charge(1)	573	2%	571	2%

Excess and obsolete inventory benefit(2)	(3,394)	(11)%	(3,803)	(11)%

Gross profit – as adjusted	$21,163	64%	$20,115	60%

(1)	During the years ended December 31, 2005 and 2004, we recorded a provision for excess and obsolete inventories of approximately $0.6 million and $0.6 million, respectively.
(2)	During the years ended December 31, 2005 and 2004, we realized an excess and obsolete inventory benefit from the sale of products that had previously been written down to a cost basis of zero. For the purposes of comparing the change in gross profit on net revenues, we are excluding this benefit and calculating gross profit on these product revenues as if they had been sold at their historical average costs.

The increase in gross profit for the year ended December 31, 2005 as compared to the year ended December 31, 2004 reflects an increase in sales of our newer products, which generally yield a higher margin than our legacy products. These newer products include our EtherMap and aspen express devices.

We anticipate that gross profit will continue to be impacted by fluctuations in the volume and mix of our product shipments as well as material costs, yield and the fixed cost absorption of our production operations.

Research and Development. Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to electronic design automation tools, subcontracting and fabrication costs, depreciation and amortization and facilities expenses. During the year ended December 31, 2005, research and development expenses decreased $24.8 million, or 54% over the comparable period of 2004. This decrease reflects the positive impact of restructuring actions taken during 2005 and the second half of 2004. These restructuring actions included closure of our design centers in Belgium and France, workforce reductions in our U.S. and Swiss design locations, reductions in sub-contracting resources and our disengagement from development stage entities in Israel. In addition, depreciation costs were down $5.9 million from the year ended December 31, 2004, reflecting our reduced capital spending in recent periods and the wind-down of depreciation of assets purchased in 2001 and 2002.

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

Marketing and Sales. Marketing and sales expenses consist primarily of personnel-related, trade show, travel and facilities expenses. During the year ended December 31, 2005, marketing and sales expenses decreased $2.9 million, or 23% as compared to the prior year. The decrease is primarily due to workforce reductions completed in the first quarter of 2005 and the recovery of written-off receivables in the third quarter of 2005.

We have monitored our known and forecasted sales demand and operating expense run rates closely and, as a result, have taken five restructuring actions since June 2001. We have added resources in those markets, primarily Asia, where we believe customer requirements warrant the additional operating expense. We will continue to closely monitor both our costs and our revenue expectations in future periods and will take actions as market conditions dictate. There can be no assurances that future acquisitions, market conditions or unforeseen events will not cause our expenses to rise or fall in future periods

General and Administrative. General and administrative expenses consist primarily of personnel-related expenses, professional and legal fees and facilities expenses. The decrease in general and administrative expenses of approximately $1.7 million, or 25% for the year ended December 31, 2005 compared to the prior year is primarily due to the workforce reductions completed in the first quarter of 2005 and lower professional service fees.

Restructuring Charges and Asset Impairments. We recorded restructuring and impairments charges of $2.7 million and $1.1 million for the year ended December 31, 2005 and 2004, respectively.

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

In July 2004, we informed OptiX that we planned to discontinue our ongoing funding of OptiX’s operations. Consequently, the OptiX Board of Directors voted to wind-down its business and operations. During the year ended December 31, 2004, we recorded a charge of $0.2 million related to severance, the impairment of assets and lease buy-out costs. This charge was offset by a gain of $0.5 million related to the deconsolidation of OptiX, which resulted in a net restructuring benefit of $0.3 million for the year ended December 31, 2004.

We also had approximately $0.1 million of other net restructuring charges during the year ended December 31, 2004.

We will continue to closely monitor both our costs and our revenue expectations in future periods and will take actions as market conditions dictate.

Impairment of Investments in Non-Publicly Traded Companies. During the years ended December 31, 2005 and 2004, we determined that there were indicators of impairment to the carrying value of our investments in non-publicly traded companies. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, we carefully consider the investee’s cash position, projected cash flows (both short and long-term), financing needs, most recent valuation data, the current investing environment, management/ownership changes, and competition. This evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary.

During 2005 and 2004, we reduced the carrying value of our investments (including bridge loans) in non-publicly traded companies as follows (in thousands):

	Investment Impairments 2005	Investment Impairments 2004
Investee company:
Metanoia Technologies, Inc	$1,450	$—
Accordion Networks, Inc	—	123

Total	$1,450	$123

We own convertible preferred stock of Opulan Networks, Inc, and Metanoia Technologies, Inc. (Metanoia). In addition, we have a 3% limited partnership interest in Neurone II, a venture capital fund organized as a limited partnership. We held an investment in Accordion Networks, Inc. (Accordion), which ceased operations in 2004. We account for these investments at cost. The financial condition of these companies is subject to significant changes resulting from their operating performance and their ability to obtain financing. We continually evaluate our investments in these companies for impairment.

The financial condition of these companies is subject to significant changes resulting from their operating performance and their ability to obtain financing. We continually evaluate our investments in these companies for impairment.

During 2005, we advanced Metanoia $0.2 million under a bridge loan agreement. During the second quarter, we made the decision to no longer provide additional funding to Metanoia. Subsequent to that decision, we determined that our investment in Metanoia preferred stock and the bridge loan receivable from Metanoia were impaired. In making this evaluation, we considered changes during the second quarter of 2005 in Metanoia’s operations and financial condition. As a result of our evaluation, we recorded an impairment charge related to Metanoia of approximately $1.5 million in the second quarter of 2005.

During the year ended December 31, 2004, we decided to stop funding the operations of Accordion and recorded an impairment charge of $0.1 million for the year ended December 31, 2004 related to our investment in Accordion. The Board of Directors of Accordion voted to discontinue the operations of Accordion in March 2004.

Equity in Net Losses of Affiliates. In the first quarter of 2004, we adopted of the provisions of FIN 46R. As a result of the adoption of FIN 46R, we consolidated the results of our investment in OptiX and recorded a charge of approximately $0.3 million as a cumulative effect of a change in accounting principle in 2004. For the same period in the prior year, we had been accounting for our direct and indirect voting interest (which included certain board members and employees) of greater than 20% but less than 50% in our investment in OptiX under the equity method of accounting where our pro rata share of net loss from OptiX was recorded on the consolidated statements of operations and accordingly, the carrying value of the investments was reduced on the consolidated balance sheets.

Change in Fair Value of the Derivative Liability. For the years ended December 31, 2005 and 2004, we recorded other income of approximately $2.5 million and $12.1 million, respectively, to reflect the change in the fair value of the derivative liability resulting from issuance of the Plus Cash Notes (refer to Note 11 – Convertible Notes of our Consolidated Financial Statements).

Loss on Extinguishment of Debt. During the year ended December 31, 2005, we issued an aggregate of 4,186,534 shares of our common stock plus approximately $19.2 million cash in exchange for $25.7 million in aggregate original principal amount of the Plus Cash Notes and accrued interest. During 2004, we issued an aggregate of 12,129,496 shares of our common stock plus approximately $0.1 million cash in lieu of accrued and unpaid interest in exchange for $17.0 million in aggregate original principal amount of the Plus Cash Notes. The shares issued were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. No commission or other remuneration was paid or given directly or indirectly for soliciting these transactions. As a result of the exchanges, in 2005 and 2004, we recorded losses of approximately $2.5 million and $3.0 million, respectively. The recorded losses reflect the non-cash write-off of unamortized debt discount and deferred debt issuance costs.

Interest Expense net. Interest expense, net decreased approximately $3.2 million to $7.3 million in 2005, reflecting lower interest expense and higher interest income.

Interest expense decreased from $12.9 million in 2004 to $10.1 million in 2005 due to lower debt balances resulting from the exchanges of the Plus Cash Notes described above, as well as the maturation of our outstanding 4.50% Notes, which we paid in full on September 12, 2005.

Interest income increased from $2.4 million in 2004 to $2.8 million in 2005, as higher market yields more than offset the impact of lower cash and investment balances. At December 31, 2005 and 2004, the effective interest rates on our interest-bearing securities were approximately 3.28% and 2.22%, respectively

Income Tax Expense. Income tax expense, representing income taxes incurred by certain of our foreign subsidiaries, was $0.3 million and $0.2 million for the year ended December 31, 2005 and 2004, respectively. We have incurred taxable losses for U.S. federal and state purposes, but has recognized no corresponding tax benefits in 2005 and 2004, as such benefits have been offset by an increase in our deferred tax asset valuation allowance.

We continually evaluate our deferred tax assets as to whether it is more likely than not that the deferred tax assets will be realized. In assessing the realizability of our deferred tax assets, we consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Based on this assessment, we believe that significant uncertainty exists surrounding the recoverability of the deferred tax assets and, as such, have recorded a full valuation allowance against our net deferred tax assets as of December 31, 2005 and 2004.

The following table summarizes the differences between the U.S. federal statutory rate and our effective income tax rate for financial statement purposes for the years ended December 31, 2005 and 2004, respectively:

	Years ended December 31,
	2005	2004
U.S. federal statutory tax rate	(35.0)%	(35.0)%
State taxes	(5.6)%	6.8%
Disallowed interest deduction	6.2%	3.9%
Capital loss on sale of subsidiary	—	(17.4)%
Change in valuation allowance	34.9%	42.5%
Permanent differences and other adjustments	0.8%	(0.4)%

Effective income tax rate	1.3%	0.4%

Cumulative Effect on Prior Years of adoption of and Retroactive Application of FIN 46R.

We adopted the provisions of FIN 46R and changed our accounting accordingly in the first quarter of 2004. As a result of the adoption of FIN 46R, we consolidated the results of our investment in OptiX and recorded a charge of approximately $0.3 million for the year ended December 31, 2004 as a cumulative effect of an accounting change

In July 2004, we informed OptiX that we planned to discontinue our ongoing funding of OptiX’s operations. Consequently, the OptiX Board of Directors voted to wind-down its business and operations. As of December 31, 2004 OptiX has completed the wind-down and has permanently closed its operations. For further discussion, refer to Note 12 – Restructuring and Asset Impairment Charges of our Consolidated Financial Statements.

Comparison of Fiscal Years 2004 and 2003

Net Revenues. The following tables summarizes our net product revenue mix by product line for the years ended December 31, 2004 and 2003 (dollar amounts in thousands), respectively:

	Year ended December 31, 2004		Year ended December 31, 2003		Percentage Increase in Product Revenues
	Product Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues
SONET/SDH	$15,385	46%	$11,155	49%	38%
ATM/IP	9,861	29%	8,066	35%	22%
Asynchronous/PDH 6666	8,235	25%	3,749	16%	120%

Total	$33,481	100%	$22,970	100%	46%

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

Included in total net revenues is service revenues (approximately $0.2 million in 2004) consisting of design services performed for third parties on a short-term contract basis. Service revenues are not our primary strategic focus and, as such, will fluctuate up or down from period to period, depending on business priorities.

For the year ended December 31, 2004 international net revenues represent approximately 73% of net revenues compared with approximately 72% of net revenues for the year ended December 31, 2003. This decrease is attributed to an improvement in the domestic market where certain customers began to increase production. Refer also to Note 7—Segment Information and Major Customers in our Consolidated Financial Statements, which summarizes revenue by country.

Gross Profit. The following table presents the impact to gross profit of the excess and obsolete inventory charges and benefits for the years ended December 31, 2004 and 2003, respectively:

	Year ended December 31, 2004		Year ended December 31, 2003
Gross profit – as reported	$23,347	69%	$15,903	67%
Excess and obsolete inventory charge(1)	571	2%	1,498	6%
Excess and obsolete inventory benefit(2)	(3,803)	(11)%	(3,985)	(17)%

Gross profit – as adjusted	$20,115	60%	$13,416	56%

(1)	During the years ended December 31, 2004 and 2003, we recorded a provision for excess and obsolete inventories of approximately $0.6 million and $1.5 million, respectively, as costs of revenues.
(2)	During the years ended December 31, 2004 and 2003, we realized an excess and obsolete inventory benefit from the sale of products that had previously been written down to a cost basis of zero. For the purposes of comparing the change in gross profit on net revenues, we are excluding this benefit and calculating gross profit on these product revenues as if they had been sold at their historical average costs.

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

Research and Development. During the year ended December 31, 2004, research and development expenses increased $4.0 million, or 9.6% over the comparable period of 2003 due to increased spending on subcontracting, fabrication and personnel related expenses, as well as the consolidation of OptiX Inc., an Israeli development stage company consolidated in our financial statements under the guidelines of FIN 46R. Also, during the first half of 2004, we retained additional external resources to complete new product development and to meet customer requirements.

Marketing and Sales. During the year ended December 31, 2004, marketing and sales expenses increased $1.6 million, or 14.4% as compared to the prior year. The increase in sales and marketing costs reflects the higher revenue in 2004, which caused our commission expenses to increase. Bad debt expenses also increased in 2004 as accounts receivable rose with revenue. As a percentage of total net revenues, our marketing and sales costs decreased, reflecting the increase in revenue as well as our continued monitoring of discretionary spending.

General and Administrative. The increase in general and administrative expenses of approximately $1.1 million, or 19.0% for the year ended December 31, 2004 compared to the prior year is primarily due to increased professional service fees, including expenses required to comply with regulations mandated by the Sarbanes-Oxley Act of 2002. As a percentage of total net revenues, our general and administrative costs decreased, reflecting the increase in revenue as well as our continued monitoring of discretionary spending.

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

Impairment of Investments in Non-Publicly Traded Companies. During the years ended December 31, 2004 and 2003, we determined that there were indicators of impairment to the carrying value of our investments in non-publicly traded companies. Accordingly, during 2004 and 2003, we reduced the carrying value of our investments (including bridge loans) in non-publicly traded companies as follows (in thousands):

	Investment Impairments 2004	Investment Impairments 2003
Investee company:
Intellectual Capital for Integrated Circuits, Inc (IC4IC).	$—	$50
Accordion Networks, Inc (Accordion)	123	1,495

Total	$123	$1,545

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

Change in Fair Value of the Derivative Liability. For the years ended December 31, 2004 and 2003, we recorded other income of approximately $12.1 million and $2.6 million, respectively, to reflect the change in the fair value of the derivative liability resulting from issuance of the Plus Cash Notes (refer to Note 11 – Convertible Notes of our Consolidated Financial Statements).

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

Loss on Extinguishment of Debt. During year ended December 31, 2004, we issued an aggregate of 12,129,496 shares of our common stock plus approximately $0.1 million cash in lieu of accrued and unpaid interest in exchange for $17.0 million in aggregate original principal amount of the Plus Cash Notes. The shares issued were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. No commission or other remuneration was paid or given directly or indirectly for soliciting these transactions. As a result of the exchange, we incurred a non-cash loss of approximately $3.0 million due to the write-off of the unamortized debt discount and deferred financing costs related to the exchanged Plus Cash Notes. We did not effect any such exchanges during the year ended December 31, 2003.

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

Income Tax Expense. Income tax expense was $0.2 million in both 2004 and 2003, representing income taxes incurred by our foreign subsidiaries. We have incurred taxable losses for U.S. federal and state purposes, but has recognized no corresponding tax benefits in 2004 and 2003, as such benefits have been offset by an increase in our deferred tax asset valuation allowance.

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

Extraordinary Loss Upon Consolidation of TeraOp (USA), Inc. In January 2003, FIN No. 46 “Consolidation of Variable Interest Entities “ (FIN 46) was issued. The interpretation provides guidance on consolidating variable interest entities and applies to all variable interests in variable interest entities created after January 31, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or if the equity investors lack certain specified characteristics. We applied the provisions of FIN 46 to our investment in TeraOp as of February 1, 2003, which required us to consolidate the results of TeraOp. We calculated the effect of the initial measurement as of January 31, 2003. As a result of this measurement and consolidation of TeraOp, we recognized an extraordinary loss of approximately $0.1 million, as the fair value of TeraOp’s liabilities exceeded its assets by this amount. All significant intercompany balances, including our investments in TeraOp, were eliminated upon consolidation. In September 2004, we liquidated our investment in TeraOp and deconsolidated TeraOp from our financial statements. For further discussion, refer to Note 12 – Restructuring and Asset Impairment Charges of our Consolidated Financial Statements.

Cumulative Effect on Prior Years of adoption of and Retroactive Application of New Depreciation Method.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, we had total cash, cash equivalents and investments in marketable securities of approximately $72.7 million. This is our primary source of liquidity, as we are not currently generating positive cash flow from our operations. Details of our cash inflows and outflows for the year ended December 31, 2005 as well as a summary of our cash, cash equivalents and investments in marketable securities and future commitments are detailed as follows:

Cash, Cash Equivalents and Investments We have financed our operations and have met our capital requirements since incorporation in 1988 primarily through private and public issuances of equity securities, convertible notes, bank borrowings and cash generated from operations. Our principal sources of liquidity as of December 31, 2005 consisted of $38.8 million in cash and cash equivalents and $33.9 million in short-term investments for total cash, cash equivalents and investments of $72.7 million. Cash equivalents are instruments with original maturities of less than 90 days, short-term investments have original maturities of greater than 90 days but remaining maturities of less than one year and long-term investments have remaining maturities of greater than one year. Our cash equivalents and investments as of December 31, 2005, consist of U.S. Treasury Bills, corporate debt, taxable municipal securities, money market instruments and overnight repurchase investments.

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

The following table represents total cash usage for the years ended December 31, 2005 and 2004 respectively;

	December 31, 2005	December 31, 2004	Change	December 31, 2004	December 31, 2003	Change
Cash and cash equivalents	$38,841	$17,311	$21,530	$17,311	$102,869	$(85,558)
Short term investments	33,861	85,193	(51,332)	85,193	49,182	36,011
Long term investments	—	32,178	(32,178)	32,178	27,300	4,878

Total Cash and Investments	$72,702	$134,682	$(61,980)	$134,682	$179,351	$(44,669)

During the year ended December 31, 2005, the net increase in cash and cash equivalents was $21.5 million compared to a net decrease of $85.6 million during the year ended December 31, 2004. As reported on our consolidated statements of cash flows, our change in cash and cash equivalents during the years ended December 31, 2005 and 2004 is summarized as follows (in thousands):

	Years ended December 31,
	2005	2004
Net cash used in operating activities	$(14,385)	$(39,980)
Net cash provided by (used in) investing activities	79,207	(45,978)
Net cash (used in) provided by financing activities	(42,953)	255
Effect of foreign exchange rate changes	(339)	145

Total change in cash and cash equivalents	$21,530	$(85,558)

Details of our cash inflows and outflows are as follows during the year ended December 31, 2005:

Operating Activities: During the year ended December 31, 2005, we used $14.4 million in cash and cash equivalents in operating activities. This was comprised primarily of our net loss of $23.8 million and an increase in our working capital of $3.0 million, partially offset by non-cash charges totaling $12.4 million. Components of our significant non-cash adjustments are as follows:

Non cash adjustments	Year ended December 31, 2005 (amounts in thousands)	Explanation of non-cash activity
Depreciation and amortization	$9,768	Consists of depreciation of property and equipment as well as amortization of debt discount, deferred financing fees and patents.
Change in fair value of derivative liability	(2,495)	In fiscal 2005, we recorded other income to reflect the change in the fair value of our derivative liability.
Impairment of investments	1,450	In fiscal 2005, we recorded an impairment charge related to our investment in Metanoia
Provision for excess and obsolete inventories	573	In fiscal 2005, we recorded charges for excess and obsolete inventories.
Loss on extinguishment of debt	2,528	In fiscal 2005, we issued an aggregate of 4,186,534 shares of our common stock plus approximately $19.2 million cash in exchange for $25.7 million in aggregate original principal amount of the Plus Cash Notes and accrued interest.
Other non-cash items, net	620	Other non-cash items include items such as adjustments to our restructuring liability, adjustment to the allowance for doubtful accounts and non-cash stock compensation expense.

Total non-cash adjustments to net loss	$12,444

Investing Activities: Cash provided by investing activities was $79.2 million in fiscal 2005 compared with $46.0 million used in 2004. Specific investing activity is as follows:

•	During the year ended December 31, 2005, we invested approximately $4.0 million in capital equipment and product licenses. This compares to $3.6 million in fiscal 2004.

•	We invested approximately $0.3 million in non-publicly traded companies during the year ended December 31, 2005, compared to $1.6 million in fiscal 2004.

•	Our net proceeds from short- and long-term investments was approximately $83.5 million during the year ended December 31, 2005 as compared to a net investment of $40.9 million in fiscal 2004.

Financing Activities: During the year ended December 31, 2005, net cash used in financing activities was $42.9 million. In September 2005, we paid in full all of our outstanding 4.50% Notes, which matured on September 12, 2005. The aggregate principal amount of the Notes outstanding was approximately $24.4 million. In October 2005, we entered into an Exchange Agreement providing for the exchange of approximately $25.7 million in aggregate principal amount of out 5.45% Plus Cash NotesSM due 2007 and accrued interest in exchange for an aggregate of 4,186,534 shares of our common stock plus approximately $19.2 million in cash. These payments were partially offset by approximately $0.7 million of proceeds from the issuance of common stock under our employee stock plans.

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

Commitments and Significant Contractual Obligations

We have existing commitments to make future interest payments on the Plus Cash Notes and to redeem these notes in September 2007. Over the remaining life of the outstanding Plus Cash Notes, we expect to accrue and pay approximately $6.0 million in interest to the holders thereof.

We have outstanding operating lease commitments of $37.7 million, payable over the next twelve years. Some of these commitments are for space that is not being utilized and, for which, we recorded restructuring charges of $0.1 million, $0.0 million and $0.5 million during 2005, 2004 and 2003, respectively, for excess facilities. During 2005 and 2004, we entered into sublease and lease termination agreements for a portion of our excess space and, as a result, we reduced our restructuring liability and recorded a restructuring benefit of $0.4 million and $0.1 million, respectively. We are in the process of trying to sublease additional excess space but it is unlikely that any sublease income generated will offset the entire future commitment. As of December 31, 2005, we have sub-lease agreements totaling $8.2 million in place to rent portions of our excess facilities over the next five years. We currently believe that we can fund these lease commitments in the future. However, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

A summary of our significant future contractual obligations and their payments by fiscal year is summarized as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2006	2007 & 2008	2009 & 2010	Thereafter
Interest on convertible notes	$5,973	$2,987	$2,986	$—	$—
Redemption of convertible notes	54,797	—	54,797	—	—
Operating lease commitments	37,748	4,435	7,606	7,252	18,455
Purchase obligations	4,968	2,967	2,001	—	—
Capital lease and other commitments (principal and interest)	9	9	—	—	—

	$103,495	$10,398	$67,390	$7,252	$18,455

We also have pledged approximately $0.6 million in available cash and cash equivalents as collateral for stand-by letters of credit that guarantee certain long-term property lease obligations.

Subsequent Events

On January 31, 2006, we completed our acquisition of Mysticom Ltd. (“Mysticom”), an Israel-based privately-held developer of high-performance, low-power, multi-gigabit Ethernet transceivers for the communications industry. We acquired Mysticom through the issuance of approximately $5.0 million of our common stock. Upon the satisfactory achievement of stipulated revenues and operating cash flows over the next twelve months, we may pay up to an additional $10.0 million in our common stock or cash, at our option. Mysticom will operate as a wholly owned subsidiary of TranSwitch.

On February 1, 2006, we entered into agreements providing for the exchange of approximately $24.6 million in aggregate principal amount of our 5.45% Plus Cash NotesSM due 2007 (the “Plus Cash Notes”) and accrued interest for an aggregate of 1,500,000 shares of our common stock, par value $.001 per share plus approximately $22.6 million. The shares were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. No commission or other remuneration was paid or given directly or indirectly for these transactions. We expect to recognize a debt extinguishment loss in the first quarter of 2006 of approximately $3.1 million associated with this exchange. Approximately $2.9 million of this loss relates to the non-cash write-off of unamortized debt discount and deferred debt issuance costs. This transaction will also reduce the fair value of our outstanding derivative liability associated with the Plus Cash Notes by approximately $2.7 million, which we expect to recognize as other income in the first quarter of 2006.

Recent Accounting Pronouncements

In December 2004, the FASB released its final revised standard, SFAS No. 123R, Share-Based Payment. SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. We will implement Statement 123R as of the beginning of fiscal year 2006 using the modified prospective method.

SFAS No. 123(R) does not mandate an option-pricing model to be used in determining fair value, but does require that the model selected consider certain variables. Different models would result in different valuations. Regardless of the method selected, significant judgment is required for some of the valuation variables. The most significant of these is the volatility of our common stock and the estimated term over which our stock options will be outstanding. The valuation calculation is sensitive to even slight changes in these estimates.

Although there will be no impact to our overall cash flows, the adoption of SFAS No. 123(R) will have a significant impact on our results of operations.

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

Our net losses have been considerable for the years ended December 31, 2005, 2004 and 2003. Due to current economic conditions, we expect that our net losses will continue to fluctuate in the future and there is no assurance that we will attain positive net earnings in the future.

Our net revenues may continue to fluctuate.

Our net revenues during the years ended December 31, 2005 and 2004, were $32.9 million and $33.7 million respectively. Net revenue for year ended December 31, 2003 was $23.8 million. Due to current economic conditions and slowdowns in purchases of VLSI semiconductor devices, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our net revenues will continue to fluctuate in the future.

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

In response to anticipated long lead times to obtain inventory and materials from our foundries, we may order inventory and materials in advance of anticipated customer demand, which might result in excess inventory levels if the expected orders fail to materialize. As a result, we cannot predict the timing and amount of shipments to our customers, and any significant downturn in customer demand for our products would reduce our quarterly and annual operating results. As a result of these conditions, during the fiscal years ended December 31, 2005, 2004 and 2003, we recorded write-downs for excess inventories totaling $0.6 million, $0.6 million and $1.5 million, respectively.

We continue to have substantial indebtedness.

As of December 31, 2005, we have approximately $54.8 million in principal amount of indebtedness outstanding in the form of our Plus Cash Notes.

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

During the year ended December 31, 2005, we had a total net cash and investment usage of $61.6 million, excluding the effect of exchange rate changes. This is a result of $21.9 million of cash and cash equivalents generated from our operating, investing and financing activities, which included net proceeds of $83.5 million from short- and long-term investments. The total net cash and investment usage of $61.6 million included the payment of $24.4 million to extinguish the remainder of our 2005 convertible debt and $19.2 million as part of the October 2005 exchange of approximately $25.7 million in aggregate principal amount of our 5.45% Plus Cash NotesSM due 2007.

During the year ended December 31, 2004, we used $85.6 million of our available cash and cash equivalents to fund our operating, investing and financing activities, which included investments of $40.9 million in short and long-term marketable securities for a net cash and investment usage of $44.7 million.

We anticipate that we will use approximately $4.0 million to $6.0 million in cash, cash equivalents and investments during the first quarter of 2006 to fund our operations, investments and financing activities. We believe that we will continue to use our available cash, cash equivalents and investments in the future although we believe that we have sufficient cash to fund our operations and our other cash needs for at least the next twelve months. We will continue to experience losses and use our cash, cash equivalents and investments if we do not receive sufficient product orders and our costs are not reduced to offset the decline in revenue.

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

Our common stock is listed on The Nasdaq National Market and is subject to certain listing requirements, including the requirement that the closing bid price for our shares of common stock exceed $1.00. On February 17, 2006 the price of our shares was $1.82. If we do not continue to comply with the NASDAQ listing requirements, NASDAQ may provide written notification to us regarding the delisting of our securities. At that time, we would have the right to request a hearing to appeal the NASDAQ determination and would also have the option to apply to transfer our securities to The NASDAQ SmallCap Market.

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

Our stock price is volatile.

The market for securities for communication semiconductor companies, including our Company, has been highly volatile. The market sale price of our common stock has fluctuated between a low of $0.21 and a high of $74.69 during the period from June 19, 1995 to December 31, 2005. The closing price was $1.82 on February 17, 2006. It is likely that the price of our common stock will continue to fluctuate widely in the future. Factors affecting the trading price of our common stock include:

•	responses to quarter-to-quarter variations in operating results;

•	announcements of technological innovations or new products by us or our competitors;

•	current market conditions in the telecommunications and data communications equipment markets ; and

•	changes in earnings estimates by analysts.

We may have to further restructure our business.

During the year ended December 31, 2005, we recorded net restructuring charges of approximately $0.2 million related to an organizational restructuring of our Swiss design center, $1.0 million to impair certain patent assets that were acquired in our acquisition of Onex Communications Corporation (Onex) in 2001 and $1.5 million resulting from workforce reductions in the United States, the disengagement from our design center in Toulouse, France and further reductions in our U.S. facilities expenses.

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

Historically, a relatively small number of customers have accounted for a significant portion of our total net revenues in any particular period. For the years ended December 31, 2005 and 2004, shipments to our top five customers, including sales to distributors, accounted for approximately 48% and 58% of our total net revenues, respectively. We expect that a limited number of customers may account for a substantial portion of our total net revenues for the foreseeable future.

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

We cannot be certain that our current customers will continue to place orders with us, that orders by existing customers will return to the levels of previous periods or that we will be able to obtain orders from new customers. We have no long-term volume purchase commitments from any of our significant customers. The following table sets forth the percentage of net revenues attributable to our major distributors as well as the significant customers that had total purchases (either direct or through distributors) of greater than 10% of net revenues for the fiscal years ended December 31, 2005, 2004 and 2003:

	Years ended December 31,
	2005	2004	2003
Distributors:
Avnet, Inc.(1)	*	12%	12%
Arrow Electronics, Inc.(2)	*	10%	11%

Significant Customers:
Siemens AG	17%	24%	28%
Nortel	11%	12%	*
Tellabs, Inc.(2)	*	10%	12%

(1)	The end customers of the shipments to Avnet, Inc. include: Spirent Communications, Cisco Systems, Inc., Sonus Networks, Inc and Pulse communications, Inc.
(2)	The primary end customer of the shipments to Arrow Electronics, Inc. is Tellabs, Inc.
*	Revenues were less than 10% of our net revenues in these years.

The cyclical nature of the communication semiconductor industry affects our business and we have experienced a significant downturn since 2000.

After the severe downturn in the global telecommunication market in 2001 and 2002, the market showed signs of stability and mild recovery in the latter part of 2003. In 2004, the market for our products continued its recovery, but showed additional fluctuations in demand. In 2005, while overall demand in our markets was essentially flat versus 2004, we saw a shifting in demand towards newer technologies that we introduced into the market in the last two years. Communication service providers, Internet service providers, regional Bell operating companies and interexchange carriers continue to closely monitor their capital expenditures. Spending on voice-only equipment is still slow while spending on equipment providing the efficient transport of data services on existing infrastructure appears to be slowly recovering. Demand for new, high bandwidth applications such as video conferencing, broadband audio and telephone is placing an increased burden on existing public network infrastructure. We cannot be certain that the market for our products will not decline in the future.

Our international business operations expose us to a variety of business risks.

Foreign markets are a significant part of our net product revenues. For the year ended December 31, 2005, foreign shipments accounted for approximately 85% of our total net product revenues as compared to 73% in the prior year. We expect foreign markets to continue to account for a significant percentage of our total net product revenues. A significant portion of our total net product revenues will, therefore, be subject to risks associated with foreign markets, including the following:

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

Although substantially all of our total net product revenues to date have been denominated in U.S. dollars, the value of the U.S. dollar in relation to foreign currencies also may reduce our total net revenues from foreign customers. To the extent that we expand our international operations or change our pricing practices to denominate prices in foreign currencies, we will expose our margins to increased risks of currency fluctuations. We have assessed the risks related to foreign exchange fluctuations, and have determined at this time that any such risk is not material.

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

If the requirements for the earnout provisions agreed to in connection with the acquisition of Mysticom are met, we may have to issue a number of shares of our common stock which may be dilutive to our stockholders.

In addition, acquisitions involve numerous other risks, including:

•	diversion of management’s attention from other business concerns;

•	risks of entering markets in which we have no or limited prior experience; and

•	unanticipated expenses and operational disruptions while acquiring and integrating new acquisitions.

From time to time, we have engaged in discussions with third parties concerning potential acquisitions of product lines, technologies and businesses. However, other than the current integration of Mysticom we currently have no commitments or agreements with respect to any such acquisition. If such an acquisition does occur, we cannot be certain that our business, operating results and financial condition will not be materially adversely affected or that we will realize the anticipated benefits of the acquisition.

Our business could be harmed if we fail to integrate future acquisitions adequately.

During the past three years, we have acquired two privately-held companies, one based in the United States and one in Israel. The integration of the operations of one of the acquisitions, ASIC Design Services, Inc. (ASIC), acquired in August 2003, has been completed. The integration of Mysticom Ltd. (“Mysticom”), acquired in January 2006, is in progress.

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

We have made investments in early stage venture-backed, start-up companies that develop technologies that are complementary to our product roadmap. The following table summarizes these investments as of December 31, 2005:

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We have investments in money market accounts, government securities and commercial paper that earn interest income that is a function of the market rates. As a result, we have exposure to changes in interest rates. For example, if interest rates were to decrease by one half percentage point from their current levels, our potential interest income for 2006, assuming a constant cash balance, would decrease by approximately $0.4 million. We do, however, expect our cash balance to decline during 2006 and expect that our interest income will therefore also decrease proportionately.

Foreign Currency Exchange Risk. As substantially all of our net revenues are currently made or denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Although we recognize our revenues in U.S. dollars, we incur expenses in currencies other than U.S. dollars. In fiscal 2005, operating expenses incurred in foreign currencies were approximately 23% of our total operating expenses. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in hedging. We do not enter into derivative financial instruments for trading or speculative purposes. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

Fair Market Value of Financial Instruments. As of December 31, 2005, our long-term debt consisted of convertible notes with interest at a fixed rate of 5.45%. Consequently, we do not have significant cash flow exposure on our convertible notes. However, the fair market value of the convertible notes is subject to significant fluctuation due to changes in market interest rates and their convertibility into shares of our common stock. The fair market value of our outstanding 5.45% Plus Cash Notes was approximately $52.6 million and $74.1 million at December 31, 2005 and 2004, respectively. Among other factors, changes in interest rates and the price our common stock affect the fair value of our convertible notes. Refer to critical accounting policies and use of estimates in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on and analysis of our derivative liability associated with our 5.45% Convertible Plus Cash Notessm due 2007.

Changes in Market Risk. There has been no significant change in our market risk since December 31, 2004

Item 8. Financial Statements and Supplementary Data.

TRANSWITCH CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF UHY LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

TranSwitch Corporation

We have audited the accompanying consolidated balance sheet of TranSwitch Corporation and subsidiaries (the Company) as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended. Our audit also included the financial statement schedule for 2005 listed in the Index at Item 8. We have also audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). These financial statements and schedule are the responsibility of the Company’s management. Further, the Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and schedule, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included: obtaining an understanding of internal control over financial reporting; evaluating management’s assessment; testing and evaluating the design and operating effectiveness of internal control over financial reporting; and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TranSwitch Corporation and subsidiaries at December 31, 2005 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Further, in our opinion, management’s assessment that TranSwitch Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lastly, in our opinion, TranSwitch Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ UHY LLP

New Haven, Connecticut

February 20, 2006

Report of KPMG LLP, Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

TranSwitch Corporation

We have audited the accompanying consolidated balance sheet of TranSwitch Corporation and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as of and for the years ended December 31, 2004 and 2003 as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TranSwitch Corporation and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with US generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of computing depreciation during 2003.

/s/ KPMG LLP

Stamford, Connecticut

March 11, 2005

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$38,841	$17,311
Short-term investments in marketable securities	33,861	85,193
Accounts receivable, net of allowances of $446 and $731	3,784	4,795
Inventories	2,375	2,933
Prepaid expenses and other current assets	1,961	2,243

Total current assets	80,822	112,475

Long-term investments in marketable securities	—	32,178
Property and equipment, net	3,508	3,590
Patents, net of accumulated amortization	—	1,080
Investments in non-publicly traded companies	970	2,108
Deferred financing costs, net	1,092	2,647
Other assets	434	630

Total assets	$86,826	$154,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$490	$1,385
Accrued expenses and other current liabilities	2,816	4,294
Accrued compensation and benefits	1,946	2,329
Accrued stock rotation and sales allowances	717	1,067
Accrued interest	747	1,430
Restructuring liabilities	721	1,093
4.5% Convertible Notes due 2005	—	24,442
Derivative liability	—	74

Total current liabilities	7,437	36,114

Restructuring liabilities	21,038	21,532
5.45% Convertible Plus Cash Notessm due 2007, net of debt discount of $5,695 and $13,149	49,102	67,370
Derivative liability	6,040	8,461

Total liabilities	83,617	133,477

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value; authorized 300,000,000 shares; issued and outstanding, 108,345,342 shares at December 31, 2005 and 103,447,488 shares at December 31, 2004	108	103
Additional paid-in capital	314,697	307,876
Accumulated other comprehensive income	(28)	1,066
Accumulated deficit	(311,568)	(287,814)

Total stockholders’ equity	3,209	21,231

Total liabilities and stockholders’ equity	$86,826	$154,708

See accompanying notes to consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended December 31,
	2005	2004	2003
Net revenues:
Product revenues	$32,891	$33,481	$22,970
Service revenues	9	206	850

Total net revenues	32,900	33,687	23,820
Cost of revenues:
Cost of product revenues	8,343	9,609	6,086
Provision for excess and obsolete inventories	573	571	1,498
Cost of service revenues	—	160	333

Total cost of revenues	8,916	10,340	7,917

Gross profit	23,984	23,347	15,903
Operating expenses:
Research and development	21,280	46,030	41,998
Marketing and sales	9,639	12,543	10,964
General and administrative	5,003	6,697	5,630
Restructuring and asset impairment charges, net	2,724	1,126	2,538
Purchased in-process research and development	—	—	512

Total operating expenses	38,646	66,396	61,642

Operating loss	(14,662)	(43,049)	(45,739)
Other (expense) income:
Other income	—	378	—
Impairment of investments in non-publicly traded companies	(1,450)	(123)	(1,545)
Equity in net losses of affiliates	—	—	(1,933)
Change in fair value of derivative liability	2,495	12,124	2,619
Gain from exchange and repurchase of 4.50% Convertible Notes due 2005	—	—	14,463
Loss on extinguishment of debt	(2,528)	(2,987)	—
Interest:
Interest income	2,844	2,394	2,805
Interest expense	(10,144)	(12,895)	(8,116)

Interest expense, net	(7,300)	(10,501)	(5,311)

Total other (expense) income, net	(8,783)	(1,109)	8,293

Loss before income taxes, extraordinary loss and cumulative effect of a change in accounting principle	(23,445)	(44,158)	(37,446)
Income tax expense	309	189	246

Loss before extraordinary loss and cumulative effect of adoption of and changes in accounting principles	(23,754)	(44,347)	(37,692)
Extraordinary loss upon consolidation of TeraOp(USA), Inc.	—	—	(83)
Cumulative effect on prior years adoption of and retroactive application of FIN 46R and new depreciation method	—	(277)	(805)

Net loss	$(23,754)	$(44,624)	$(38,580)

Basic and diluted loss per common share:
Loss before extraordinary loss and cumulative effect of adoption of and changes in accounting principles	$(0.23)	$(0.47)	$(0.42)
Extraordinary loss	—	—	—
Cumulative effect of prior years of adoption of and retroactive application of FIN 46R and new depreciation method	—	—	(0.01)

Net loss	$(0.23)	$(0.47)	$(0.43)

Basic and diluted average common shares outstanding	104,779	94,638	90,406

See accompanying notes to consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated earnings (deficit)	Total
	Shares	Amount
Balance at December 31, 2002	90,131,672	$90	$290,007	$174	$(204,610)	$85,661

Comprehensive loss:
Net loss					(38,580)	(38,580)
Currency translation adjustment				820		820

Total comprehensive loss						(37,760)
Stock compensation	—		50			50

Shares of common stock issued under stock option and stock purchase plans	549,139	1	519	—	—	520
Shares of common stock issued in purchase transaction	189,475		308			308
Shares of common stock issued upon exchange of 5.45% Convertible Plus Cash Notessm due 2007	82,919		231	—	—	231

Balance at December 31, 2003	90,953,205	91	$291,115	994	(243,190)	49,010

Comprehensive loss:
Net loss					(44,624)	(44,624)
Currency translation adjustment				72		72

Total comprehensive loss						(44,552)
Stock compensation	—		64			64

Shares of common stock issued under stock option and stock purchase plans	328,629	—	406	—	—	406
Shares of common stock issued upon exchange of 5.45% Convertible Plus Cash Notessm due 2007	12,165,654	12	16,291	—	—	16,303

Balance at December 31, 2004	103,447,488	103	$307,876	1,066	(287,814)	21,231

Comprehensive loss:
Net loss					(23,754)	(23,754)
Currency translation adjustment				(1,094)	—	(1,094)

Total comprehensive loss						(24,848)
Stock compensation	—		459			459

Shares of common stock issued under stock option and stock purchase plans	711,320	1	714	—	—	715
Shares of common stock issued upon exchange of 5.45% Convertible Plus Cash Notessm due 2007	4,186,534	4	5,648	—	—	5,652

Balance at December 31, 2005	108,345,342	$108	$314,697	$(28)	$(311,568)	$3,209

See accompanying notes to consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2005	2004	2003
Operating activities:
Net loss	$(23,754)	$(44,624)	$(38,580)
Adjustments required to reconcile net loss to cash flows used in operating activities, net of effects of acquisitions:
Depreciation and amortization	9,768	17,041	13,336
Non-cash charge for the accelerated vesting of employee stock options	328	—	—
Loss on extinguishment of debt	2,528	2,987	—
Provision (benefit) for doubtful accounts	(181)	310	10
Provision for excess and obsolete inventories	573	571	1,498
Cumulative effect on prior years adoption of and retroactive application of FIN 46R and new depreciation method	—	277	805
Non-cash portion of restructuring charge, net	342	(1,984)	(1,002)
Equity in net losses of affiliates	—	—	1,933
Impairment of investments in non-publicly traded companies	1,450	123	1,545
Purchased in-process research and development	—	—	512
Gain from exchange and repurchase of 4.50% Convertible Notes due 2005	—	—	(14,463)
Change in fair value of derivative liability	(2,495)	(12,124)	(2,619)
Other non-cash items	131	64	83
Changes in operating assets and liabilities:
Accounts receivable	1,192	(1,422)	(1,461)
Inventories	(15)	(666)	322
Prepaid expenses and other assets	162	424	1,926
Accounts payable	(895)	559	(1,538)
Accrued expenses and other current liabilities	(2,653)	(138)	(1,961)
Restructuring liabilities	(866)	(1,378)	(1,869)

Net cash used in operating activities	(14,385)	(39,980)	(41,523)

Investing activities:
Purchase of product licenses	—	—	(700)
Cash received from dissolution of investment	—	—	886
Cash acquired upon consolidation of variable interest entities	—	124	17
Capital expenditures	(3,991)	(3,606)	(2,607)
Investments in non-publicly traded companies	(312)	(1,605)	(2,672)
Acquisition of businesses, net of cash acquired	—	—	(390)
Purchases of short and long-term investments in marketable securities	(2,732)	(159,821)	(78,280)
Proceeds from sales and maturities of short and long-term investments in marketable securities	86,242	118,930	88,876

Net cash (used in) provided by investing activities	79,207	(45,978)	5,130

Financing activities:
Proceeds from issuance of 5.45% Convertible Plussm Cash Notes due 2007	—	—	24,000
Repayment of 4.50% convertible Notes due 2005	(24,442)	—	—
Issuance of common stock under employee stock plans	715	406	637
Deferred financing fees	—	—	(4,459)
Payments on 5.45% Convertible Plus Cash Notessm due 2007	(19,226)	(151)	(123)

Net cash provided by (used in) financing activities	(42,953)	255	20,055

Effect of exchange rate changes on cash and cash equivalents	(339)	145	819

Change in cash and cash equivalents	21,530	(85,558)	(15,519)
Cash and cash equivalents at beginning of year	17,311	102,869	118,388

Cash and cash equivalents at end of year	$38,841	$17,311	$102,869

See accompanying notes to consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollars in thousands, except share and per share amounts)

Note 1. Business and Summary of Significant Accounting Policies

Description of Business

TranSwitch Corporation was incorporated in Delaware on April 26, 1988 and is headquartered in Shelton, Connecticut. TranSwitch and its subsidiaries (collectively, “TranSwitch” or the “Company”) design, develop, market and support highly integrated digital and mixed-signal semiconductor devices for the telecommunications and data communications markets.

Principles of Consolidation

The consolidated financial statements include the accounts of TranSwitch Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, allowances for uncollectable receivables, excess or slow-moving inventories, obsolete inventories, impairment of assets, product warranty allowances, depreciation and amortization, income taxes, sales returns allowances, stock rotation allowances and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

Short and long-term investments in marketable securities, consist primarily of U.S. Treasury Bills, auction rate securities, commercial paper, and corporate debt securities. Investments with remaining maturities greater then ninety days, but less than one year, as of the date of the balance sheet and securities classified as available-for-sale are considered short-term. Long-term investments consist of securities with maturity dates greater than one year from the balance sheet date.

Short-term investments at December 31, 2004 include at fair value $52.2 million of auction rate securities, which are classified as available-for-sale. As of December 31, 2004 there was no cumulative unrealized holding gain or loss since fair value equaled cost. The Company held no auction rate securities at December 31, 2005.

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value because of their short maturities. The fair values of long-term investments (marketable securities), 4.50%

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

Convertible Notes due 2005 and 5.45% Convertible Plus Cash Notessm due 2007 are determined using quoted market prices for those securities or similar financial instruments. The fair value of the outstanding 4.50% Convertible Notes due 2005 was $24.3 million at December 31, 2004. The fair value of the outstanding 5.45% Convertible Plus Cash Notessm due 2007 was approximately $52.6 million and $74.1 million at December 31, 2005 and 2004, respectively.

The fair value of the Company’s marketable securities and investments in non-publicly traded companies are disclosed in Note 3—Investments in Marketable Securities and Note 4—Investments in Non-Publicly Traded Companies.

Inventories

Inventories are carried at the lower of cost (determined on a weighted-average cost basis) or estimated net realizable value.

Product Licenses

Product licenses are amortized using the greater of: (1) the amount computed using the ratio of a product’s current gross revenues to the product’s total of current and estimated future gross revenues; or (2) the straight-line method over the estimated useful life of the asset, generally three to five years, not to exceed the term of the license. Amortization of product licenses amounted to $0.3 million, $0.3 million and $0.3 million for the fiscal years ended December 31, 2005, 2004 and 2003, respectively. Accumulated amortization of licenses was $1.0 million and $0.7 million as of December 31, 2005 and 2004, respectively.

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

Patents

Patents are carried at cost less accumulated amortization, and are being amortized on a straight line basis over their estimated economic lives of ten years. Amortization expense for patents was approximately zero, $0.2 million and $0.2 million for the fiscal years ended December 31, 2005, 2004 and 2003, respectively. During the second quarter of 2005, the Company conducted a review of certain patent assets that were acquired with the Company’s acquisition of Onex Communications Corporation (Onex) in 2001. The impairment review was conducted because the Company determined that it no longer had significant sales expectations for the products related to these patents. As such, the Company determined that these patent assets were impaired and recorded an impairment charge of $1.0 million in the second quarter of 2005. Accumulated amortization of patents was $0.5 million as of December 31, 2004.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

Deferred Financing Costs

Deferred financing costs are being amortized using the interest method over the term of the related debt. Accumulated amortization of deferred financing fees was $19.7 million and $18.1 million as of December 31, 2005 and 2004, respectively. Amortization, included in the consolidated statement of operations as a component of interest expense, was $1.0 million, $1.2 million, and $0.9 million for the fiscal years ended December 31, 2005, 2004 and 2003, respectively. Refer to Note 11—Convertible Notes.

Impairment of Intangibles and Long-Lived Assets

The Company reviews long-lived and certain intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that a long-lived asset should be evaluated for possible impairment, an estimate of the related asset’s undiscounted future cash flows over the remaining life of the asset is made to measure whether the carrying value is recoverable. Any impairment is measured based upon the excess of the carrying value of the asset over its estimated fair value which is generally based on an estimate of future discounted cash flows. A significant amount of management judgment is used in estimating future discounted cash flows. Refer to Note 12—Restructuring and Asset Impairment Charges.

Investments in Non-Publicly Traded Companies

The Company has certain minority investments in the convertible preferred stock and debt of several non-publicly traded companies. Depending on the Company’s level of ownership and whether or not the Company has the ability to exercise significant influence, these investments are accounted for by either the cost or equity method. These investments are reviewed periodically for impairment. The appropriate reductions in carrying values are recorded when, and if, necessary. Refer to Note 4—Investments in Non-Publicly Traded Companies.

Revenue Recognition

Net revenues from product sales are recognized at the time of product shipment when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) ownership and risk of loss transfers to the customer; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured.

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

At December 31, 2005, approximately 45% of accounts receivable were due from five customers. The majority of the Company’s sales are to customers in the telecommunications and data communications industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company establishes an allowance for potentially uncollectable accounts based upon factors surrounding the credit risk of specific customers, historical payment trends and other information.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

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

Income Taxes

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is more likely than not that the Company will not be able to utilize deferred income tax assets in the future, a valuation allowance is established. Refer to Note 8—Income Taxes.

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

	Years Ended December 31,
	2005	2004	2003
Net loss:
As reported	$(23,754)	$(44,624)	$(38,580)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	$(2,922)	$(15,840)	$(38,152)

Pro forma	$(26,676)	$(60,464)	$(76,732)
Basic loss per common share:
As reported	$(0.23)	$(0.47)	$(0.43)
Pro forma	$(0.25)	$(0.64)	$(0.85)
Diluted loss per common share:
As reported	$(0.23)	$(0.47)	$(0.43)
Pro forma	$(0.25)	$(0.64)	$(0.85)

Loss Per Common Share

Basic and diluted loss per common share is based upon the weighted average common shares outstanding during the periods. All “in-the-money” stock options and shares issuable upon the conversion of the 4.50% Convertible Notes due 2005 and 5.45% Convertible Plus Cash Notessm due 2007 were anti-dilutive.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

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

Recent Accounting Pronouncements

In December 2004, the FASB released its final revised standard, SFAS No. 123R, Share-Based Payment. SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company will adopt SFAS 123R as of January 1, 2006, using the modified prospective method.

SFAS No. 123(R) does not mandate an option-pricing model to be used in determining fair value, but does require that the model selected consider certain variables. Different models would result in different valuations. Regardless of the method selected, significant judgment is required for some of the valuation variables. The most significant of these is the volatility of the Company’s common stock and the estimated term over which the stock options will be outstanding. The valuation calculation is sensitive to even slight changes in these estimates.

Although there will be no impact to the Company’s overall cash flows, the adoption of SFAS No. 123(R) will have a significant impact on the Company’s results of operations.

Note 2. Business Combinations and Purchased In-process Research and Development

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

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

Note 3. Investments in Marketable Securities.

The following table summarizes investments in marketable securities:

	Amortized cost	Gross unrealized gains		Gross unrealized (losses)	Fair value
December 31, 2005
Money market & certificates of deposit	$30,819		$—	$—	$30,819
U.S. government & agency obligations	16,500		—	(108)	16,392
Corporate bonds	17,361		—	(63)	17,298

	$64,680	$		$(171)	$64,509

December 31, 2004
Money market & certificates of deposit	$10,070		$—	$(45)	$10,025
U.S. government & agency obligations	44,757		—	(323)	44,434
Corporate bonds & commercial paper	15,320		—	(101)	15,219
Auction rate securities	52,200		—	—	52,200

	$122,347		$—	$(469)	$121,878

	December 31,
	2005	2004
Investments in marketable securities are reported as :
Cash equivalents	$30,819	$4,976
Short-term investments	33,861	85,193
Long-term investments	—	32,178

	64,680	122,347

Cash	8,022	12,335

Total cash, cash equivalents and investments	$72,702	$134,682

Note 4. Investments in Non-Publicly Traded Companies

Variable Interest Entities

The Company adopted the provisions of FIN 46R and changed its accounting accordingly in the first quarter of 2004. As a result of the adoption of FIN 46R, the Company consolidated the results of its investment in OptiX Networks, Inc. (OptiX) and recorded a charge of approximately $0.3 million for the year ended December 31, 2004 as a cumulative effect of this accounting change. In July 2004, the Company informed OptiX that it planned to discontinue funding of OptiX’s operations. Consequently, the Board of Directors of OptiX voted to wind-down its business and operations. The completion of the wind-down took place in the fourth quarter of 2004. As of December 31, 2004 the Company recorded a restructuring benefit of approximately $0.3 million resulting from the deconsolidation of OptiX from the Company’s financial statements.

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

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

During the first quarter of 2003, the Company loaned TeraOp $0.5 million under a new convertible loan agreement, which provided the Company with additional contractual rights over existing debt or equity investors. In addition, the Company also was in a position, as a result of the loan, to negotiate a more favorable conversion price of the equity securities of TeraOp and acquired the ability to control the operations of TeraOp. None of the existing debt or equity investors, other than the Company, was expected to absorb any additional losses from their investment given that the value of the equity in TeraOp was negative as of January 31, 2003. As a result, the convertible loan was determined to be a variable interest and TeraOp was considered a variable interest entity, as defined by FIN 46. The Company calculated the effect of the initial measurement as of January 31, 2003. As a result of this measurement and consolidation of TeraOp, the Company recognized an extraordinary loss of approximately $0.1 million in 2003, as the fair value of TeraOp’s liabilities exceeded its assets by this amount. All significant intercompany balances, including the Company’s investments in TeraOp, have been eliminated in consolidation. In September 2004, the Company liquidated its investment in TeraOp and deconsolidated TeraOp from the Company’s financial statements. For further discussion, please refer to Note 12 – Restructuring and Asset Impairment Charges.

Cost Method Investments

As of December 31, 2004, the Company owned convertible preferred stock of Opulan Networks, Inc. (Opulan) and Metanoia Technologies, Inc. (Metanoia). In addition, the Company had a 3% limited partnership interest in Neurone II, a venture capital fund organized as a limited partnership. The aggregate cost and carrying value of these investments was $2.1 million as of December 31, 2004. In 2005, the Company provided Metanoia with a bridge loan of $0.2 million and invested an additional $0.1 million in Neurone II. The Company’s direct and indirect voting interest in these entities is less than 20%. Further, the Company does not exercise significant influence (as defined by APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock,” and other relevant literature) over the management of these entities. The Company accounts for these investments at cost and monitors the carrying value of these investments for impairment.

The financial condition of these companies is subject to significant changes resulting from their operating performance and their ability to obtain financing. The Company continually evaluates its investments in these companies for impairment.

During 2005, the Company decided to no longer provide additional funding to Metanoia. Subsequently, the Company determined that its investment in Metanoia preferred stock and the bridge loan receivable from Metanoia were impaired. In making this evaluation, the Company considered changes during the period in Metanoia’s operations and financial condition. As a result of its evaluation, the Company recorded an impairment charge related to its aggregate investment in Metanoia of approximately $1.5 million in 2005. As of December 31, 2005, the aggregate cost and carrying value of the Company’s investments was approximately $1.0 million, consisting of convertible preferred stock of Opulan of $0.7 million and a 3% limited partnership interest in Neurone II of $0.3 million.

The Company had held investments in Accordion Networks, Inc. (Accordion) and Intellectual Capital for Integrated Circuits, Inc. (IC4IC). IC4IC ceased operations in 2003 and Accordion ceased operations in 2004. The Company recognized impairment losses related to these two investments of $0.1 million in 2004 and $1.5 million in 2003.

Impairment of Investments in Non-Publicly Traded Companies

During the years ended December 31, 2005, 2004 and 2003, as a result of Company-specific and industry conditions, the Company determined that there were indicators of impairment to the carrying value of certain of its investments in non-publicly traded companies. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, most recent valuation data, the current investing environment, management/ownership changes, and competition. This evaluation process is based on information that the Company requests from these privately held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. During the years ended December 31, 2005, 2004 and 2003, the Company used the modified equity method of accounting to determine the impairment loss for its investments in non-publicly traded companies, as the Company determined that no better current evidence of the value of its cost method investments existed and it believes that this measurement process gives the Company the best basis for an estimate given the negative cash flows of these companies. The modified equity method of accounting results in recording an impairment loss on a cost method investment equal to the investor’s proportionate share of the investee’s losses as its contributed capital is consumed to fund operating losses of the investee from the inception of the investor’s investment.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Based upon its evaluations, the Company recorded impairment charges as referred to above related to investments in non-publicly traded companies of $1.5 million in 2005 , $0.1 million in 2004 and $1.5 million in 2003.

Note 5. Inventories

The components of inventories are as follows:

	December 31,
	2005	2004
Raw material	$323	$281
Work-in-process	1,079	1,117
Finished goods	973	1,535

Total inventories	$2,375	$2,933

The Company recorded charges for excess and obsolete inventories totaling approximately $0.6 million, $0.6 million, $1.5 million, $4.8 million and $39.2 million during the fiscal years ended December 31, 2005, 2004, 2003, 2002 and 2001 respectively. The effect of these inventory provisions was to write inventory down to a new cost basis of zero. During the fiscal years ended December 31, 2005, 2004 and 2003, the Company sold certain products that had previously been written down to a cost basis of zero. The following table presents the impact on gross profit of excess and obsolete inventory charges and benefits:

	Year Ended December 31, 2005		Year Ended December 31, 2004		Year Ended December 31, 2003
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %
Gross Profit—as reported	$23,984	73%	$23,347	69%	$15,903	67%
Excess and obsolete inventory charge	573	2%	571	2%	1,498	6%
Excess and obsolete inventory benefit	(3,394)	(11)%	(3,803)	(11)%	(3,985)	(17)%

Gross profit—as adjusted	$21,163	64%	$20,115	60%	$13,416	56%

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

Note 6. Property and Equipment, Net

The components of property and equipment follow:

			December 31,
	Estimated Useful Lives		2005	2004
Purchased computer software	1-3 years		$25,456	$23,422
Computers and equipment	3-7 years		12,063	11,665
Furniture	3-7 years		2,264	2,730
Leasehold improvements	Lease term	*	848	812
Construction in-progress (software and equipment)			1,610	163

Gross property and equipment			$42,241	$38,792
Less accumulated depreciation and amortization			(38,733)	(35,202)

Property and equipment, net			$3,508	$3,590

*	Estimated useful life of improvement if shorter.

Depreciation expense was $3.9 million, $9.8 million, and $8.6 million, for the years ended December 31, 2005, 2004 and 2003, respectively.

Note7. Segment Information and Major Customers

The Company has one business segment: communication semiconductor products. Its VLSI semiconductor devices provide core functionality of communications network equipment. The integration of various technologies and standards in these devices result in a homogeneous product line for management and measurement purposes.

Enterprise-wide Information

Enterprise-wide information provided on geographic net revenues is based on the customer’s ordering location. Long-lived asset information is based on the physical location of the assets. The following tables present net revenues and long-lived assets information for geographic areas:

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

	Years Ended December 31,
	2005	2004	2003
Net revenues:
China	$7,832	$5,554	$1,996
United States	5,136	9,014	6,745
Israel	2,995	2,101	1,537
Germany	2,767	5,933	6,509
United Kingdom	2,005	2,686	1,795
India	1,782	596	516
Sweden	1,489	813	—
Belgium	1,325	1,803	404
Canada	1,311	254	64
Malaysia	1,134	771	588
Mexico	1,105	1,377	632
Korea	996	1,277	1,315
Other countries	3,023	1,508	1,719

Total	$32,900	$33,687	$23,820

	Years Ended December 31,
	2005	2004	2003
Long-lived assets:
United States	$3,328	$4,696	$11,193
Other countries	614	598	1,239

Total	$3,942	$5,294	$12,432

Information about Major Customers

The Company ships its products to distributors and directly to end customers. The following table sets forth the percentage of net revenues attributable to all of the Company’s distributors as well as the significant customers:

	Years ended December 31,
	2005	2004	2003
Distributors:
Avnet, Inc.(1)	*	12%	12%
Arrow Electronics, Inc.(2)	*	10%	11%
Significant Customers:
Siemens AG	17%	24%	28%
Nortel	11%	12%	*
Tellabs, Inc.(2)	*	10%	12%

(1)	The end customers of the shipments to Avnet, Inc. include: Spirent Communications, Cisco Systems, Inc., Sonus Networks, Inc and Pulse communications, Inc.
(2)	The primary end customer of the shipments to Arrow Electronics, Inc. is Tellabs, Inc.
*	Revenues were less than 10% of our net revenues in these years.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

Note 8. Income Taxes

The components of the loss before income taxes, extraordinary loss and cumulative effect of a change in accounting principle follow:

	Years Ended December 31,
	2005	2004	2003
U.S. domestic loss	$(23,034)	$(43,238)	$(38,282)
Foreign (loss) income	(411)	(920)	836

Loss before income taxes, extraordinary loss and cumulative effect of a change in accounting principle	$(23,445)	$(44,158)	$(37,446)

The provision for income taxes consists exclusively of current foreign income taxes.

The Company recorded net state franchise and capital taxes of approximately zero, $0.4 million and $0.1 million in the years ended December 31, 2005, 2004 and 2003 respectively, which is recorded as a component of general and administrative expenses in the consolidated statements of operations.

The following table summarizes the differences between the U.S. federal statutory rate and the Company’s effective income tax rate:

	Years Ended December 31,
	2005	2004	2003
U.S. federal statutory tax rate	(35.0)%	(35.0)%	(35.0)%
State taxes	(5.6)	6.8	(4.1)
In-process research and development	—	—	0.5
Disallowed interest deduction	6.2	3.9	1.2
Capital loss on sale of subsidiary	—	(17.4)	—
Change in valuation allowance	34.9	42.5	38.7
Permanent differences, tax credits and other adjustments	0.8	(0.4)	(0.3)

Effective income tax rate	1.3%	0.4%	1.0%

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

The tax effect of temporary differences that give rise to deferred income taxes :

	2005	2004
Deferred income tax assets:
Property and equipment	$1,906	$3,381
Other nondeductible reserves	588	919
Restructuring reserve	8,467	8,805
Capitalized research and development for tax purposes	15,803	17,258
Investment impairment	38	38
Net operating losses	75,620	76,245
Capital losses	15,739	15,739
Research and development and other credits	10,993	10,906
Debt discount	6,843	3,941
Inventories	10,681	—
Other	1,649	1,390

Total gross deferred income tax assets	148,327	138,622
Valuation allowance	(141,029)	(132,841)

Net deferred income tax assets	7,298	5,781

Deferred income tax liabilities:
Derivative liability	(6,708)	(5,737)
Other	(590)	(44)

Net deferred income tax liabilities	(7,298)	(5,781)

Net deferred income taxes	$—	$—

The Company continually evaluates its deferred income tax assets to evaluate whether it is more likely than not that such assets will be realized. In assessing the realizability, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Based on this assessment, management believes that significant uncertainty exists concerning the recoverability of the deferred income tax assets. As such, a valuation allowance has been provided for the net deferred income tax assets as of December 31, 2005 and 2004. Of the $141.0 million valuation allowance at December 31, 2005, subsequently recognized income tax benefits, if any, in the amount of $4.2 million will be applied directly to additional paid-in capital.

At December 31, 2005, the Company had available, for federal income tax purposes, net operating loss (“NOL”) carry-forwards of approximately $204.9 million, capital loss carry-forwards of approximately $40.4 million and research and development tax credit carry-forwards of approximately $11.0 million expiring in varying amounts from 2006 through 2025. For state income tax purposes, the Company had available NOL carry-forwards of approximately $90.1 million and capital loss carry-forwards of $41.0 million and state tax credit carry-forwards of $7.0 million expiring in varying amounts from 2006 to 2024.

Certain transactions involving the Company’s beneficial ownership have occurred in prior years, which resulted in a stock ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, approximately $21.9 million of the NOL carry-forwards and $1.4 million of research and development tax credit carry-forwards are subject to these limitations. The Company has not yet determined if any of the NOL and credits generated through 2005 will be subject to limitation under Section 382.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

Note 9. Stockholders’ Equity

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

Note 10. Employee Benefit Plans

Employee Stock Purchase Plans

Under the Company’s employee stock purchase plans, eligible employees may purchase a limited number of shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is less. Under the 1995 Employee Stock Purchase Plan, 105,199 shares were issued in 2004 and 81,494 shares were issued in 2003. This plan was closed effective December 31, 2004. On May 19, 2005 the Company’s shareholders approved the 2005 Employee Stock Purchase Plan. Under this plan, the Company is authorized to issue 1,000,000 shares of common stock. No shares were issued under this plan during 2005.

Stock Option Plans

As of December 31, 2005, the Company has two stock options plans: the 1995 Stock Plan, as amended (the “1995 Plan”) and the 2000 Stock Option Plan, as amended (the “2000 Plan”). The 1995 Non-Employee Director Stock Option Plan, as amended (the “Director Plan”) expired during 2005.

Under the 1995 Plan, 31,400,000 shares of the Company’s common stock are available to grant to employees in the form of incentive stock options. Also, non-qualified stock options and stock awards may be granted to employees, consultants and directors. The terms of the options granted are subject to the provisions of the 1995 Plan, as determined by the Compensation Committee of the Board of Directors. The exercise price of options under the 1995 Plan must be equal to the fair market value of the common stock on the date of grant. Options granted under the 1995 Plan are generally nontransferable. The 1995 Plan, as amended, expires March 15, 2010. As of December 31, 2005, 2,013,602 shares were available for grant under the 1995 Plan.

The 2000 Plan provides for the granting of non-qualified options to employees and consultants to purchase up to an aggregate of 10,000,000 shares of common stock. No member of the Board of Directors or executive officers appointed by the Board of Directors are eligible for grants of options under the 2000 Plan. The terms of the options granted are subject to the provisions of the 2000 Plan, as determined by the Compensation Committee of the Board of Directors. Each non-qualified stock option shall either be fully exercisable on the date of grant or shall become exercisable thereafter in such installments as the Board of Directors may specify. The 2000 Plan will terminate in 2010. No option granted under the 2000 Plan may be exercised after the expiration of seven years from the date of grant. The exercise price of options under the 2000 Plan must be equal to the fair market value of the common stock on the date of grant. Options granted under the 2000 Plan are generally nontransferable. As of December 31, 2005, 2,295,163 shares were available for grant under the 2000 Plan.

The Director Plan expired during 2005, thus, as of December 31, 2005, no shares were available for grant under this plan. Prior to its expiration, the Director Plan provided for the automatic grant of options to non-employee directors on the anniversary date of each individual board member joining the Board of Directors to purchase up to an aggregate of 2,075,000 shares. Upon joining the Board of Directors, each director was granted an option to purchase 37,500 shares, one-third of which vested immediately, one-third after the first year, and the remaining one-third after the second year. Annually thereafter, each director was granted an option to purchase 28,800 shares, which vest fully after one year. The Director Plan was administered by the Compensation Committee of the Board of Directors. No option granted under the Director Plan is exercisable after the expiration of five years from the date of grant. The exercise price of options under the Director Plan was required to equal the fair market value of the common stock on the date of grant. Options granted under the Director Plan are generally nontransferable.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

Information regarding stock options follows:

	Number of options outstanding	Weighted average exercise price per share
Outstanding at December 31, 2002	21,819,905	$14.16
Granted and assumed	5,474,630	1.42
Exercised	(456,441)	1.21
Canceled	(4,830,109)	14.16

Outstanding at December 31, 2003	22,007,985	11.04
Granted and assumed	4,464,150	1.85
Exercised	(223,430)	0.99
Canceled	(755,255)	10.11

Outstanding at December 31, 2004	25,493,450	9.49
Granted and assumed	3,778,100	1.52
Exercised	(711,320)	1.01
Canceled	(3,119,136)	13.84
Outstanding at December 31, 2005	25,441,094	$8.09

The Company has, in connection with the acquisitions of various companies, assumed the stock option plans of each acquired company, and the related options are included in the preceding table.

Options outstanding and exercisable at December 31, 2005 follow:

Range of Exercise prices	Number outstanding	Options Outstanding		Options Exercisable
		Weighted Average Remaining Contractual Life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.28 to 1.12	2,905,437	4.23	$0.89	2,723,816	$0.88
1.13 to 1.50	3,420,157	5.25	1.39	2,705,910	1.38
1.52 to 1.65	2,851,109	5.62	1.58	2,435,163	1.58
1.66 to 2.47	3,275,853	4.91	2.04	2,577,726	2.13
2.50 to 3.39	2,642,017	3.24	3.14	2,618,443	3.14
3.56 to 8.54	2,914,809	2.93	4.85	2,908,234	4.85
8.66 to 10.75	3,000,116	2.79	9.74	3,000,116	9.74
11.04 to 30.94	2,929,397	1.48	23.91	2,929,397	23.91
32.48 to 67.81	1,502,199	1.69	43.74	1,502,199	43.74

$0.28 to 67.81	25,441,094	3.72	$8.09	23,401,004	$8.67

Stock options generally expire five, seven or ten years from the date of grant and generally vest ratably over periods ranging from immediately to four years.

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

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

	2005	2004	2003
Risk-free interest rate	4.01%	3.43%	3.25%

Expected life in years	2.23	2.3	1.9

Expected volatility	97.22%	100.7%	102.2%

Expected dividend yield	—	—	—

A table illustrating the effect on net loss and loss per common share as if the Black-Scholes fair value method had been applied to compensation plans is presented in Note 1—Summary of Significant Accounting Policies.

The weighted average fair value of stock options granted, calculated using the Black-Scholes option-pricing model, is $0.81, $0.97 and $0.73 for the fiscal years ended December 31, 2005, 2004 and 2003, respectively.

As required by SFAS 123, the Company recognized compensation expense related to stock options granted to non-employees of $0.1 million in each of the fiscal years ended December 31, 2005 and 2004.

In December 2005, the Company’s Board of Directors approved the acceleration of the vesting of certain stock options held by current non-officer employees with two or more years of employment with the Company. As a result, stock options to purchase approximately 1.5 million shares that would have vested from time to time over the next four years became immediately exercisable. As such, the Company recorded compensation expense of approximately $0.3 million in the fourth quarter of 2005. The accelerated vesting reduces the amount of compensation expense that the Company would have otherwise been required to recognize in 2006 and later upon the adoption effective January 1, 2006 of Financial Accounting Standards Statement No. 123 (R), Share-Based Payment. The expected reduction in compensation expense for 2006 is approximately $0.4 million to $0.5 million.

Employee 401(k) Plan

The TranSwitch Corporation 401(k) Retirement Plan (the “Plan”) provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 15% of their annual compensation to the Plan, limited to an annual maximum amount as set periodically by the Internal Revenue Service. The Company provides matching contributions equal to 50% of the employees’ contributions, up to a maximum of 6% of the employee’s annual compensation. Company contributions begin vesting after two years and are fully vested after three years. Contribution expense related to the Plan was $0.3 million, $0.4 million and $0.4 million for the fiscal years ended December 31, 2005, 2004 and 2003, respectively.

Note 11. Convertible Notes

4.50% Convertible Notes Due 2005

In September 2000, the Company issued $460.0 million of 4.50% Convertible Notes due September 12, 2005 (the 4.50% Notes), and received proceeds of $444.0 million, net of debt issuance costs. The notes were convertible, at the option of the holder, at any time on or prior to maturity, into shares of common stock at a conversion price of $61.9225 per share.

During 2001 and 2002, the Company repurchased a total of $345.9 million of the 4.50% Notes. In 2003, the Company completed its exchange offer with and new money offering to the holders of the 4.50% Notes with the issuance of 5.45% Convertible Plus Cash Notes due September 30, 2007 (the Plus Cash Notes). This resulted in the retirement of $89.7 million of 4.50% Notes. The remaining $24.4 million of 4.50% Notes were paid at maturity in September 2005.

5.45% Convertible Plus Cash Notessm due 2007

On September 30, 2003, the Company completed its exchange offer with and new money offering to holders of the 4.50% Notes. The Company issued $98.0 million aggregate principal amount of the Plus Cash Notes, which represented $74.0

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

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

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

Each Plus Cash Note may be converted by the holders thereof into 182.71 shares of the Company’s common stock (the base shares) plus $500 in cash (the plus cash amount), which the Company may elect to pay with shares of its common stock subject to the terms and conditions of the Plus Cash Notes indenture. Interest on the Plus Cash Notes is payable at a rate of 5.45% per year, payable on March 31 and September 30 of each year, commencing on March 31, 2004. The Company may elect to pay interest in cash or common stock, subject to the terms and conditions of the Plus Cash Notes. At any time prior to maturity, the Company may, at its option, elect to automatically convert (an auto-conversion) the Plus Cash Notes if the closing price of its common stock exceeds $5.47 for 20 trading days during any consecutive 25 trading day period, subject to the terms and conditions of the Plus Cash Notes. The Company may elect to satisfy the plus cash amount issuable in connection with any auto-conversion in cash or common stock, subject to the terms and conditions of the Plus Cash Notes. If the Company had elected an auto-conversion prior to September 30, 2005, the Company would have been obligated to pay the additional interest in cash as described in the terms and conditions of the Plus Cash Notes indenture.

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

Auto-Conversion Make-Whole Provision

Pursuant to the terms of the Plus Cash Notes, the Company was obligated to pay additional interest equal to two full years of interest on the Plus Cash Notes (the auto-conversion make-whole provision), less any interest actually paid or provided for on the Plus Cash Notes if the Plus Cash Notes were automatically converted by the Company on or prior to September 30, 2005. The auto-conversion make-whole provision represented an embedded derivative that was required to be accounted for apart from the underlying Plus Cash Notes. At issuance of the Plus Cash Notes, the auto-conversion make-whole provision had an estimated initial fair value of $3.0 million, which was recorded as a discount to the Plus Cash Notes and a derivative liability on the consolidated balance sheet. The discount on the Plus Cash Notes is being accreted to par value through quarterly interest charges over the four-year term of the Plus Cash Notes. The auto-conversion make-whole provision could only be settled in cash, and accordingly, was classified as a derivative liability in the consolidated balance sheets during the period that the provision was available. The auto-conversion make-whole provision was adjusted to its fair value on a quarterly basis for the first two years that such Plus Cash Notes were outstanding, with the corresponding charge or credit to other expense or income. The estimated fair value of the auto-conversion make-whole provision was determined using the Monte Carlo simulation model. The model uses several assumptions including: historical stock price volatility, risk-free interest rate, remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability. For the year ended December 31, 2005, the Company recorded other income on the consolidated statement of operations for the change in fair value of the auto-conversion make-whole provision of approximately $0.1 million. The auto-conversion make-whole provision expired on September 30, 2005, thus there is no value to this provision after that date. At December 31, 2004, the estimated fair value of the auto-conversion make-whole provision was approximately $0.1 million.

Holder’s Conversion Right

Pursuant to the terms of the Plus Cash Notes, these notes are convertible at the option of the holder, at anytime on or prior to maturity, other than an auto-conversion date or a redemption date. The holder’s conversion right represents an embedded derivative that is required to be accounted for apart from the underlying Plus Cash Notes. At issuance of the Plus Cash Notes, the holder’s conversion right had an estimated initial fair value of $20.3 million, which was recorded as a discount to the Plus Cash Notes and a derivative liability on the consolidated balance sheet. The discount on the Plus Cash Notes will be accreted to par value through quarterly interest charges over the four-year term of the Plus Cash Notes. Assuming the daily volume weighted price determined according to the voluntary conversion provision is or remains below the threshold price of $2.61, the derivative related to the holder’s conversion right will be adjusted quarterly for changes in fair value during the period of time that any such Plus Cash Notes are outstanding and classified as a derivative liability, with the corresponding charge or credit to other expense or income. In subsequent periods, if the daily volume weighted average price of our common stock determined according to the voluntary conversion provision equals or exceeds the threshold price of $2.61, the embedded derivative financial instrument

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

related to the holder’s conversion right will be adjusted to fair value with the corresponding charge or credit to other expense or income and then reclassified from total liabilities to stockholders’ equity. Changes in fair value during the period of time that any such Plus Cash Notes are outstanding and classified within stockholders’ equity, will be made by a corresponding charge or credit to additional paid-in-capital. The estimated fair value of the holder’s conversion right was determined using a lattice (trinomial) option-pricing model. The model uses several assumptions including: historical stock price volatility, risk-free interest rate, remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability. For the year ended December 31, 2005, the Company recorded other income on the consolidated statement of operations for the change in fair value of the holder’s conversion right of approximately $2.4 million. At December 31, 2005, the estimated fair value of the holder’s conversion right was approximately $6.0 million. The recorded value of the holder’s conversion right related to the Plus Cash Notes can fluctuate significantly based on fluctuations in the fair value of the Company’s common stock.

For the years ended December 31, 2005 and 2004, the Company amortized $4.5 million and $5.6 million, respectively, of debt discount related to the Plus Cash Notes.

Exchanges of the Plus Cash Notes for Shares of Common Stock

During the year ended December 31, 2005, the Company issued an aggregate of 4,186,534 shares of the Company’s common stock plus approximately $19.2 million cash in exchange for $25.7 million in aggregate original principal amount of the Plus Cash Notes and accrued interest. During 2004, the Company issued an aggregate of 12,129,496 shares of the Company’s common stock plus approximately $0.1 million cash in lieu of accrued and unpaid interest in exchange for $17.0 million in aggregate original principal amount of the Plus Cash Notes. No commission or other remuneration was paid or given directly or indirectly for soliciting these transactions. As a result of the exchanges, the Company recorded extinguishment losses of approximately $2.5 million in 2005 and $3.0 million in 2004. The recorded losses reflect the non-cash write-off of unamortized debt discount and deferred debt issuance costs.

Note 12. Restructuring and Asset Impairment Charges

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

During the third quarter of 2005, the Company recorded net restructuring charges of approximately $0.2 million related to an organizational restructuring of its Swiss design center. This action resulted in the dismissal of 4 employees and is expected to result in annual savings of approximately $0.6 million.

Also during the year ended December 31, 2005, the Company recorded restructuring benefits of $0.4 million reflecting the Company’s new agreements to sub-lease certain portions of excess facilities that had previously been accrued.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

During the year ended December 31, 2004, the Company recorded restructuring charges totaling approximately $1.1 million resulting from the wind-down of the business and operations of OptiX, the liquidation of its investment in TeraOp, the impairment of certain long-lived assets and the disengagement from Easics N.V., its Belgian design center.

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

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

A summary of the restructuring liabilities and activity follows:

	Fiscal 2005 Activity
	Restructuring Liabilities December 31, 2004	Restructuring Charges	Cash Payments	Non-cash asset write-offs	Adjustments and Changes to Estimates	Restructuring Liabilities December 31, 2005
Employee termination benefits	$—	$2,355	$(2,355)	$—	$—	$—
Facility lease costs	22,625	161	(607)		(434)	21,745
Asset impairments	—	1,222	—	(1,222)	—	—
Other	—	(580)	(285)	879	—	14

Totals	$22,625	$3,158	$(3,247)	$(343)	$(434)	$21,759

	Fiscal 2004 Activity
	Restructuring Liabilities December 31, 2003	Restructuring Charges	Cash Payments	Non-cash asset write-offs	Adjustments and Changes to Estimates	Restructuring Liabilities December 31, 2004
Employee termination benefits	$—	$1,730	$(1,730)	$—	$—	$—
Facility lease costs	24,144	43	(1,395)		(167)	22,625
Asset impairments	—	242	—	(242)	—	—
Other	—	(722)	—	722	—	—

Totals	$24,144	$1,293	$(3,125)	$480	$(167)	$22,625

Note 13. Commitments and Contingencies

Lease Agreements

The Company leases buildings and equipment at its headquarters in Shelton, Connecticut as well as at its subsidiaries’ locations worldwide. Rental expense under all operating lease agreements was $1.3 million in 2005, $1.4 million in 2004 and $1.3 million in 2003.

During 2005, 2004 and 2003, the Company elected to exit certain design centers, but continues to have lease obligations for these particular facilities (refer to Note 12—Restructuring and Asset Impairment Charges for further disclosure). The following table summarizes as of December 31, 2005 future minimum operating lease commitments, including contractually obligated building operating commitments that have remaining, non-cancelable lease terms in excess of one year and future sublease income:

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

	Operating Commitments	Sublease Agreements	Net Commitments
2006	$4,435	$2,426	$2,009
2007	3,807	2,383	1,424
2008	3,799	2,319	1,480
2009	3,668	1,041	2,627
2010	3,584	68	3,516
Thereafter	18,455	—	18,455

	$37,748	$8,237	$29,511

Patent Indemnity

Under the terms of substantially all of its sales agreements, the Company has agreed to indemnify its customers for costs and damages arising from claims against such customer based on, among other things, allegations that the Company’s products infringed upon the intellectual property rights of a third party. In the event of an infringement claim, the Company retains the right to (i) procure for the customer the right to continue using the product; (ii) replace the product with a non-infringing item which shall give equally good service; (iii) modify the product so that it becomes non-infringing; or (iv) remove the product and, on return of the product to the Company, the Company shall refund the buyers purchase price. Due to the nature of these indemnification agreements, the maximum potential future payments the Company could be required to make under these guarantees, when and if such claims may arise, cannot be reliably determined. No amounts have been accrued for any estimated losses with respect to these guarantees for customer indemnifications since it is not probable that a loss will be incurred. No claims were made under these indemnity provisions in 2005, 2004 and 2003.

Purchase Commitments

In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. As of December 31, 2005, the Company had purchase commitments totaling $5.0 million, of which $2.0 million related to licenses for engineering design tools to be purchased from one vendor in 2007.

Note 14. Supplemental Cash Flow Information

The following represents supplemental cash flow information:

	Years Ended December 31,
	2005	2004	2003
Cash paid for interest	$5,616	$6,264	$5,365
Cash paid for income taxes	$290	$293	$233

The following represents a supplemental schedule of non-cash investing and financing activities:

Company common stock issued in acquisitions	$—	$—	$308
Common stock issued upon conversion of Plus Cash Notes	$5,652	$16,303	$231

The Company includes capital lease obligations as part of accrued expenses in the consolidated balance sheets.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

Note 15. Quarterly Information (Unaudited)

The following table shows selected unaudited quarterly information of operating results. The Company believes that this information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. Interim operating results are not necessarily indicative of future period results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year ended December 31, 2005
Net revenues	$9,047	$7,951	$7,295	$8,607	$32,900
Cost of revenues	2,803	2,077	1,625	1,838	8,343
Cost of revenues—provision for excess and obsolete inventories	480	93	—	—	573

Gross profit	5,764	5,781	5,670	6,769	23,984
Net loss	(6,323)	(12,697)	(1,314)	(3,420)	(23,754)
Net loss per common share (1):
Basic	$(0.06)	$(0.12)	$(0.01)	$(0.03)	$(0.23)
Diluted	$(0.06)	$(0.12)	$(0.01)	$(0.03)	$(0.23)

Year ended December 31, 2004
Net revenues	$8,205	$8,687	$8,348	$8,447	$33,687
Cost of revenues	2,146	2,404	2,500	2,719	9,769
Cost of revenues—provision for excess and obsolete inventories	—	—	571	—	571

Gross profit	6,059	6,283	5,277	5,728	23,347
Loss before extraordinary loss and cumulative effect of adoption of and changes in accounting principle	(14,987)	(7,173)	(8,254)	(13,933)	(44,347)
Net loss	(15,264)	(7,173)	(8,254)	(13,933)	(44,624)
Net loss and cumulative effect of adoption of and changes in accounting principle (1):
Basic	$(0.17)	$(0.08)	$(0.09)	$(0.13)	$(0.47)
Diluted	$(0.17)	$(0.08)	$(0.09)	$(0.13)	$(0.47)
Net loss per common share (1):
Basic	$(0.17)	$(0.08)	$(0.09)	$(0.13)	$(0.47)
Diluted	$(0.17)	$(0.08)	$(0.09)	$(0.13)	$(0.47)

(1)	The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

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

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

Note 17. Subsequent Events

On January 31, 2006, the Company completed its acquisition of Mysticom Ltd. (“Mysticom”), an Israel-based privately-held developer of high-performance, low-power, multi-gigabit Ethernet transceivers for the communications industry. The Company acquired Mysticom through the issuance of approximately $5.0 million of its common stock. Upon the satisfactory achievement of stipulated revenues and operating cash flows over the next twelve months, the Company may pay up to an additional $10.0 million in the Company’s common stock or cash, at its option. Mysticom will operate as a wholly owned subsidiary of the Company.

On February 1, 2006, the Company entered into agreements providing for the exchange of approximately $24.6 million in aggregate principal amount of the Company’s 5.45% Plus Cash NotesSM due 2007 (the “Plus Cash Notes”) and accrued interest for an aggregate of 1,500,000 shares of the Company’s common stock, par value $.001 per share plus approximately $22.6 million. The shares were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. No commission or other remuneration was paid or given directly or indirectly for these transactions. The Company expects to recognize a debt extinguishment loss in the first quarter of 2006 of approximately $3.1 million associated with this exchange. Approximately $2.9 million of this loss relates to the non-cash write-off of unamortized debt discount and deferred debt issuance costs. This transaction will also reduce the fair value of the Company’s outstanding derivative liability associated with the Plus Cash Notes by approximately $2.7 million, which the Company expects to recognize as other income in the first quarter of 2006.

SCHEDULE II

TRANSWITCH CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
Description	Balance at Beginning of Year	Charges to Costs and Expenses	Charges to Other Accounts	Deductions	Balance at End of Year
Year ended December 31, 2005:
Allowance for losses on:
Accounts receivable	$731	$(181)	$—	$(104)	$446
Inventories (excess and obsolete)	—	573	—	(573)	—
Sales returns and allowance	397	153	—	(505)	45
Stock rotation	671	418	—	(418)	671
Warranty	268	(118)	—	—	150
Deferred income tax assets valuation allowance	132,841	8,188	—	—	141,029

	$134,908	$9,033	$—	$(1,600)	$142,341

Year ended December 31, 2004:
Allowance for losses on:
Accounts receivable	$462	$309	$—	$(40)	$731
Inventories (excess and obsolete)	—	571	—	(571)	—
Sales returns and allowance	694	201	—	(498)	397
Stock rotation	978	832	—	(1,139)	671
Warranty	261	7	—	—	268
Deferred income tax assets valuation allowance	114,071	18,770	—	—	132,841

	$116,466	$20,690	$—	$(2,248)	$134,908

Year ended December 31, 2003:
Allowance for losses on:
Accounts receivable	$452	$150	$—	$(140)	$462
Inventories (excess and obsolete)	—	1,498	—	(1,498)	—
Sales returns and allowance	969	485	—	(760)	694
Stock rotation	510	1,309	—	(841)	978
Warranty	226	313	—	(278)	261
Deferred income tax assets valuation allowance	97,359	16,712	—	—	114,071

	$99,516	$20,467	$—	$(3,517)	$116,466

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On April 1, 2005, the Audit and Finance Committee (the “Audit Committee”) of the Board of Directors of the Company dismissed KPMG LLP (“KPMG”) as the Company’s principal accountants. The Company’s Audit Committee engaged UHY LLP (“UHY”) to serve as the Company’s principal accountants.

The audit reports of KPMG on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2004 and 2003 and management’s assessment of internal control over financial reporting as of December 31, 2004, and the effectiveness of internal control over financial reporting as of December 31, 2004, did not contain any adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles, except as follows: KPMG’s report on the consolidated financial statements of the Company as of and for the years ended December 31, 2004 and 2003 contained a separate paragraph stating that “the Company changed its method of computing depreciation during 2003.”

In connection with the audits of the two years ended December 31, 2004 and 2003, and the subsequent interim period through April 1, 2005, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreement in their reports on the consolidated financial statements for such fiscal years. There were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K of the Securities and Exchange Commission (the “Commission”) for the fiscal years ended December 31, 2004 and 2003 and through the date of this report.

During the years ended December 31, 2004 and December 31, 2003, and the subsequent interim period through April 1, 2005, the Company did not consult with UHY regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or (ii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by UHY LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information with respect to directors, the Audit Committee of the Board of Directors, Audit Committee financial experts and named executive officers is incorporated herein by reference to the section entitled Proposal No. 1 “Election of Directors”, “Audit and Finance Committee Report” and “Compensation and Other Information Concerning Named Executive Officers”, respectively, contained in our definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 18, 2006, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2005. Information concerning Section 16(a) compliance is incorporated by reference to the section of our definitive proxy statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Item 11. Executive Compensation.

Information with respect to executive compensation is incorporated herein by reference to the section entitled “Compensation and Other Information Concerning Named Executive Officers” contained in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners, directors and executive officers is incorporated herein by reference to the information in the section entitled “Security Ownership of Certain Beneficial Owners and Management”, “Related Party Transactions” and “Indemnification Matters” contained in our definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 18, 2006 which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2005.

Item 13. Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions of the Company is incorporated herein by reference to the sections entitled “Compensation Committee Interlocks and Insider Participation” and “Related Party Transactions” contained in our definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 18, 2006 which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2005.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the section entitled, under the headings “Information about the Corporation’s Independent Auditors” contained in our definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 18, 2006, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	The following financial statements of TranSwitch Corporation are filed as part of this Form 10-K under Item 8- “Financial Statements and Supplementary Data”:

(a)(2)	All other schedules are omitted because they are either not applicable, not required or because the information is presented in the Consolidated Financial Statements and Financial Statement Schedule or the notes thereto.

(a)(3)	Exhibits

3.1	Amended and Restated Certificate of Incorporation, as amended to date (previously filed as Exhibit 3.1 to TranSwitch’s quarterly report on Form 10Q for the quarter ended March 31, 2005 and incorporated herein by reference).

3.2	By-Laws, as amended and restated, (previously filed as Exhibit 3.2 to TranSwitch’s annual report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

4.1	Amended and Restated Certificate of Incorporation, as amended to date (previously filed as Exhibit 3.1 to TranSwitch’s quarterly report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

4.2	Specimen certificate representing the common stock of TranSwitch Corporation (previously filed as Exhibit 4.1 to TranSwitch’s quarterly report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

4.3	Rights Agreement, dated as of October 1, 2001, between TranSwitch Corporation and EquiServe Trust Company, N.A., which includes the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares (previously filed as Exhibit 1 to TranSwitch’s Registration Statement No. 0-25996 on Form 8-A filed on October 2, 2001 and incorporated by reference herein).

4.4	Indenture, by and between TranSwitch Corporation and U.S. Bank National Association, as trustee, relating to TranSwitch Corporation’s 5.45% Convertible Plus Cash Notessm due September 30, 2007, dated September 30, 2003 (previously filed as Exhibit 10.1 to TranSwitch Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

4.5	Revised Form of 5.45% Convertible Plus Cash Note due September 30, 2007 (previously filed as Exhibit A to Exhibit 4.2 to TranSwitch Corporation’s Registration Statement on Form S-3 (Registration No. 333-105332) and Form S-4 (Registration No. 333-105330).

4.6	2005 Employee Stock Purchase Plan (filed as Exhibit 4.2 to the Company’s registration statement on Form S-8 (File No. 333-126129) and incorporated herein by reference).

4.7	Form of Employee Stock Purchase Plan Enrollment Authorization Form (filed as Exhibit 4.3 to the Company’s registration statement on Form S-8 (File No. 333-126129) and incorporated herein by reference).

4.8	Form of Employee Stock Purchase Plan Change / Withdrawal Authorization Form (filed as Exhibit 4.4 to the Company’s registration statement on Form S-8 (File No. 333-126129) and incorporated herein by reference).

10.1	Third Amended and Restated 1995 Stock Option Plan, as amended (previously filed as an exhibit to the company’s current report on Form 8-K as filed on May 23, 2005).*

10.2	1995 Non-Employee Director Stock Option Plan, as amended (previously filed as Exhibit 4.4 to the TranSwitch’s Registration
Statement on Form S-8 (File No. 333-89798) and incorporated herein by reference).*

10.3	Form of Incentive Stock Option Agreement under the 1995 Stock Plan (previously filed as an exhibit to the TranSwitch’s Registration Statement on Form S-8 (File No. 33-94234) and incorporated herein by reference).

10.4	Form of Non-Qualified Stock Option Agreement under the 1995 Stock Plan (previously filed as an exhibit to the TranSwitch’s Registration Statement on Form S-8 (File No. 33-94234) and incorporated herein by reference).

10.5	Form of Non-Qualified Stock Option Agreement under the 1995 Non-Employee Director Stock Option Plan (previously filed as an exhibit to the TranSwitch’s Registration Statement on Form S-8 (File No. 33-94234) and incorporated herein by reference).

10.6	Lease Agreement, as amended, with Robert D. Scinto (previously filed as Exhibit 10.14 to the TranSwitch’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10.7	2000 Stock Option Plan (previously filed as Exhibit 4.2 to TranSwitch’s Registration Statement on Form S-8 (File No. 333-75800) and incorporated by reference herein).*

10.8	Form of Non-Qualified Stock Option Agreement under the 2000 Stock Option Plan (previously filed as Exhibit 4.3 to TranSwitch’s Registration Statement on Form S-8 (File No. 333-75800) and incorporated by reference herein).

10.9	1999 Stock Incentive Plan of Onex Communications Corporation (previously filed as Exhibit 4.2 to TranSwitch’s Registration Statement on Form S-8 (File No. 333-70344) and incorporated by reference herein).

10.10	Form of Incentive Stock Option Agreement under the 1999 Stock Incentive Plan of Onex Communications Corporation (previously filed as Exhibit 4.3 to TranSwitch’s Registration Statement on Form S-8 (File No. 333-70344) and incorporated by reference herein).

10.11	Dealer Manager Agreement, by and between TranSwitch Corporation and U.S. Bancorp Piper Jaffray, dated August 27, 2003 (previously filed as Exhibit 10.1 to TranSwitch Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

10.12	Placement Agreement, by and between TranSwitch Corporation and U.S. Bancorp Piper Jaffray, dated August 27, 2003 (previously filed as Exhibit 10.2 to TranSwitch Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

10.13	Agreement and Plan of Merger, dated December 6, 2005, by and among TranSwitch Corporation, Malgam Ltd., and Mysticom, Ltd. (previously filed as Exhibit 2.1 to TranSwitch’s Registration Statement on Form S-3 (File No. 333-131772) and incorporated herein by reference).

10.14	Escrow Agreement, dated January 30, 2006, by and among TranSwitch Corporation, Mysticom, Ltd., certain security holders of Mysticom, Ltd., Bruce Crocker, and U.S. National Bank (previously filed as Exhibit 2.2 to TranSwitch’s Registration Statement on Form S-3 (File No. 333-131772) and incorporated herein by reference).

10.15	Registration Rights Agreement, dated January 30, 2006, by and between TranSwitch Corporation and certain security holders (previously filed as Exhibit 2.3 to TranSwitch’s Registration Statement on Form S-3 (File No. 333-131772) and incorporated herein by reference).

11.1	Computation of Loss Per Share (filed herewith).

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

16.1	Letter of KPMG LLP to the Securities and Exchange Commission dated April 4, 2005 (previously filed as an exhibit to the Company’s current report on Form 8-K as filed on April 6, 2005).

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm (filed herewith).

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm (filed herewith).

31.1	CEO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	CFO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	CEO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	CFO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Indicates management contract or compensatory plan, contract or arrangement identified as required in Item 15(a)(3) of Form 10-K

(b) Exhibits

We hereby file as exhibits to this Form 10-K, those exhibits listed in Item 15 (a) (3) above.

(c) Financial Statement Schedule

TranSwitch files as a financial statement schedule to this Form 10-K, the financial statement schedule listed in Item 8 and 15(a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSWITCH CORPORATION

By:	/s/ DR. SANTANU DAS
Dr. Santanu Das
President and Chief Executive Officer

February 20, 2006

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

Name and Signature	Title(s)	Date
/s/ DR. SANTANU DAS Dr. Santanu Das	President and Chief Executive Officer (principal executive officer)	February 20, 2006

/s/ PETER J. TALLIAN Mr. Peter J. Tallian	Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	February 20, 2006

Mr. Alfred F. Boschulte	Director, Chairman of the Board	February 20, 2006

/s/ GERALD F. MONTRY Mr. Gerald F. Montry	Director	February 20, 2006

/s/ JAMES M. PAGOS Mr. James M. Pagos	Director	February 20, 2006

/s/ ALBERT E. PALADINO Dr. Albert E. Paladino	Director	February 20, 2006

Mr. Erik H. van der Kaay	Director	February 20, 2006

/s/ HAGEN HULTZSCH Dr. Hagen Hultzsch	Director	February 20, 2006