Form 10-Q
period 2006-03-31
TRANSWITCH CORP /DE
filed 2006-05-10
CIK 944739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

At April 30, 2006, there were 127,107,114 shares of Common Stock, par value $.001 per share, of the Registrant outstanding.

TRANSWITCH CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended March 31, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$50,235	$38,841
Short-term investments in marketable securities	17,021	33,861
Accounts receivable, net	4,061	3,784
Inventories	4,245	2,375
Prepaid expenses and other current assets	2,265	1,961

Total current assets	77,827	80,822

Property and equipment, net	3,227	3,508
Goodwill	4,759	—
Investments in non-publicly traded companies	970	970
Deferred financing costs, net	515	1,092
Other assets	1,713	434

Total assets	$89,011	$86,826

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,292	$490
Accrued expenses and other current liabilities	3,317	2,816
Accrued compensation and benefits	3,201	1,946
Accrued stock rotation and sales allowances	543	717
Accrued interest	—	747
Restructuring liabilities	638	721
Deferred revenue	567	—

Total current liabilities	9,558	7,437

Restructuring liabilities	20,973	21,038
5.45% Convertible Plus Cash NotesSM due 2007, net of debt discount of $2,686 and $5,695, respectively	27,468	49,102
Derivative liability	5,402	6,040

Total liabilities	63,401	83,617

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value: 300,000,000 shares authorized; 126,872,948 and 108,345,342 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	127	108
Additional paid-in capital	342,399	314,697
Accumulated other comprehensive income (loss)	238	(28)
Accumulated deficit	(317,154)	(311,568)

Total stockholders’ equity	25,610	3,209

Total liabilities and stockholders’ equity	$89,011	$86,826

See accompanying notes to unaudited consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Net revenues:
Product revenues	$9,214	$9,038
Service revenues	432	9

Total net revenues	9,646	9,047
Cost of revenues:
Cost of product revenues	1,674	2,803
Provision for excess and obsolete inventories	—	480
Cost of service revenues	202	—

Total cost of revenues	1,876	3,283

Gross profit	7,770	5,764
Operating expenses:
Research and development	5,486	6,212
Marketing and sales	2,842	2,708
General and administrative	1,477	1,199
Restructuring and asset impairment charges, net	221	1,479

Total operating expenses	10,026	11,598

Operating loss	(2,256)	(5,834)
Other income (expense):
Change in fair value of derivative liability	638	1,627
Loss on extinguishment of debt	(3,124)	—
Interest:
Interest income	548	696
Interest expense	(1,353)	(2,787)

Interest expense, net	(805)	(2,091)

Total other expense, net	(3,291)	(464)

Loss before income taxes	(5,547)	(6,298)
Income tax expense	39	25

Net loss	$(5,586)	$(6,323)

Basic and diluted net loss per common share	$(0.05)	$(0.06)

Basic and diluted average common shares outstanding	116,215	103,476

See accompanying notes to unaudited consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net loss	$(5,586)	$(6,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,810	3,027
Provision for excess and obsolete inventories	—	480
Provision (credit) for doubtful accounts	(18)	210
Loss on extinguishment of debt	3,124	—
Non-cash restructuring charges (benefits) and asset impairments, net	184	(446)
Stock-based compensation expense	437	—
Change in fair value of derivative liability	(638)	(1,627)
Changes in operating assets and liabilities:
Accounts receivable	30	(43)
Inventories	(1,669)	134
Prepaid expenses and other assets	(493)	121
Accounts payable	778	(86)
Accrued expenses and other current liabilities	(165)	(2,983)
Deferred revenue	232	—
Restructuring liabilities	(148)	783

Net cash used in operating activities	(2,122)	(6,753)

Investing activities:
Capital expenditures	(121)	(1,621)
Investments in non-publicly traded companies	—	(105)
Acquisition of business, net of cash acquired	(755)	—
Purchases of short and long-term held-to-maturity investments	—	(2,732)
Proceeds from maturities of short and long-term held-to-maturity investments	16,840	38,758

Net cash provided by investing activities	15,964	34,300

Financing activities:
Issuance of common stock under employee stock plans	841	44
Net proceeds from issuance of common stock	18,893	—
Payment to extinguish debt	(22,175)	—

Net cash (used in) provided by financing activities	(2,441)	44

Effect of exchange rate changes on cash and cash equivalents	(7)	(196)

Net change in cash and cash equivalents	11,394	27,395
Cash and cash equivalents at beginning of period	38,841	17,311

Cash and cash equivalents at end of period	$50,235	$44,706

See accompanying notes to unaudited consolidated financial statements.

Note 1. Description of Business

TranSwitch Corporation was incorporated in Delaware on April 26, 1988, and is headquartered in Shelton, Connecticut. The Company and its subsidiaries (collectively, “TranSwitch” or the “Company”) design, develop, market and support highly integrated digital and mixed-signal semiconductor devices for the telecommunications and data communications markets.

Note 2. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of TranSwitch have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. These financial statements are prepared on a consistent basis with, and should be read in conjunction with, the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2005, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on February 21, 2006. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation for such periods. The results of operations for any interim period are not necessarily indicative of the results that may be achieved for the full year.

Note 3. Stock-Based Compensation

Effective January 1, 2006, the Company adopted FASB Statement No. 123 (revised), “Share-Based Payment” (SFAS 123R). Among its provisions, SFAS 123R requires companies to record compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods.

Prior to the adoption of SFAS 123R, the Company utilized the intrinsic-value based method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic-value based method of accounting, compensation expense for stock options granted to the Company’s employees was measured as the excess of the quoted market price of common stock at the grant date over the amount the employee must pay for the stock. The Company’s policy is to grant stock options at fair value on the date of grant. As a result, no compensation expense was historically recognized for stock options.

The Company adopted SFAS 123R in the first quarter of 2006 using the modified prospective approach. This method requires the application of the new standard to all share-based awards issued on or after January 1, 2006, and to any outstanding share-based awards that were issued but not vested as of January 1, 2006. Results for prior periods have not been restated as provided for under the modified prospective approach. For equity awards granted after January 1, 2006, the Company recognizes share-based compensation expense for the fair value of the awards on the date granted on a straight-line basis over their vesting term.

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on the Company’s historical experience and future expectations.

During the three months ended March 31, 2006, the Company recorded $0.4 million in compensation expense related to share-based payment awards as follows:

Cost of Sales	$25
Research and Development	115
Marketing and Sales	148
General and Administrative	149

$437

Prior to adopting SFAS 123R, the Company accounted for share-based payment awards using the intrinsic value method of APB 25 and related interpretations. As such, the Company did not record compensation expense for employee share options, unless the awards were modified. The following table illustrates the effect on reported net loss and loss per share for the three months ended March 31, 2005, as if the Company accounted for all share-based payment awards using the fair value method of SFAS 123R (in thousands, except per share data):

March 31 2005
Net loss:
Reported net loss	$(6,323)
Stock-based employee compensation expense determined under fair value based method for all awards	(586)

Pro forma loss	$(6,909)

Basic and diluted loss per common share:
As reported	$(0.06)
Pro forma	$(0.07)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	March 31,
	2006	2005
Risk-free interest rate	4.82%	3.71%
Expected life in years	3.35	1.78
Expected volatility	95.46%	98.91%
Expected dividend yield	—	—

As of March 31, 2006, there were 24,978,648 stock options issued and outstanding under the Company’s stock option plans, of which 2,250,680 were unvested as of that date. The unamortzied fair value of the unvested stock options was $1.1 million as of March 31, 2006. This will be recognized as compensation expense over the remaining vesting period of the options.

Note 4. Loss Per Common Share

Basic and diluted loss per common share is based upon the weighted average common shares outstanding during the periods. All “in-the-money” stock options for the three months ended March 31, 2006 and 2005, respectively, and shares issuable upon the conversion of the 4.50% Convertible Notes due 2005 and 5.45% Convertible Plus Cash Notes due 2007 were anti-dilutive.

Note 5. Acquisition of Mysticom Ltd.

On January 30, 2006, the Company completed its acquisition of Mysticom Ltd. (Mysticom), an Israel-based, privately-held developer of high-performance, low-power, multi-Gigabit Ethernet transceivers for the communications industry.

TranSwitch acquired all the capital stock of Mysticom through the issuance of 2,378,185 shares of TranSwitch common stock. The common stock issued was valued at $1.85 per share, for a total value of approximately $4.4 million. The Company incurred transaction costs of approximately $1.0 million in conjunction with this purchase, which resulted in a total purchase price of approximately $5.4 million.

Under the earn-out provisions of the Mysticom acquisition agreement, the Company may pay up to an additional $10 million in the form of TranSwitch common stock or cash, upon Mysticom’s achievement of stipulated revenue objectives and a positive operating cash flow over the 12 month period ending January 30, 2007. The Company will recognize any such additional consideration as an adjustment to the purchase price and goodwill at the expiration of the 12 month period.

The results of operations of Mysticom have been included in the Company’s consolidated financial results beginning on January 31, 2006, and all significant inter-company balances have been eliminated. The acquisition was accounted for under the purchase method of accounting.

The total purchase price of Mysticom has been allocated, on a preliminary basis, in the Company’s consolidated financial statements as follows:

Cash	$271
Accounts receivable	289
Inventory	201
Prepaid and other assets	606
Property and equipment	369
Intellectual property	724
Goodwill	4,759
Obligation under deferred revenue	(335)
Accounts payable and accrued liabilities	(1,459)

Total purchase price	$5,425

The Company has allocated the cost to acquire Mysticom to its identifiable tangible and intangible assets and liabilities, with the remaining amount classified as goodwill. The Company is currently in the process of reviewing its purchase price allocation and may make adjustments in the near future.

Intellectual Property

The valuation of the purchased intellectual property was determined based on its estimated fair value at the acquisition date. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the purchased intellectual property. The purchased intellectual property is primarily being amortized ratably, based upon the recognition of the associated license revenue. Amortization expense of $0.2 million was recognized during the quarter ended March 31, 2006.

Deferred Revenues

In connection with the preliminary purchase price allocation, the Company has estimated the fair value of Mysticom’s existing consulting and maintenance obligations related to deferred revenues. The estimated fair value of these obligations was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates the amount that the Company would be required to pay a third party to assume the support obligations. As a result of the adjustments to record Mysticom’s consulting and maintenance obligations assumed at fair value, $3.9 million of service revenue that would have been otherwise recorded by Mysticom as an independent entity will not be recognized in the Company’s consolidated results of operations.

Note 6. Revenue Recognition for Licensing Services

Deferred revenue consists of amounts received from customers for which revenues have not been recognized. Certain revenues generated by the Company’s Mysticom subsidiary result from licensing Mysticom’s intellectual property. Revenues from licensing arrangements generally consist of multiple elements such as license, implementation and maintenance services. The items (deliverables) included in the arrangement are evaluated pursuant to EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” to determine whether they represent separate units of accounting. The Company performs this evaluation at the inception of an arrangement and as the Company delivers each item in the arrangement.

Generally, the Company accounts for a deliverable (or a group of deliverables) separately if (1) the delivered item(s) has standalone value to the customer, (2) there is objective and reliable evidence of the fair value of the undelivered items included in the arrangement, and (3) if the Company has given the customer a general right of return relative to the delivered items, delivery or performance of the undelivered items or services are probable and substantially in the Company’s control.

The Company recognizes revenue from royalties upon notification of sale by its licensees. The terms of the royalty agreements generally require licensees to give notification to the Company and to pay royalties within 45 days of the end of the quarter during which the sales by its licensees take place.

Note 7. Inventories

The components of inventories are as follows:

	March 31, 2006	December 31, 2005
Raw material	$1,049	$323
Work-in-process	1,595	1,079
Finished goods	1,392	973

Total product inventories	4,036	2,375
Accumulated costs of licensing services	209	—

Total inventories	$4,245	$2,375

The Company recorded provisions for excess and obsolete inventories of approximately $0.5 million for the three months ended March 31, 2005.

In the years ended December 31, 2005, 2004, 2003, 2002 and 2001, the Company recorded provisions for excess and obsolete inventories of $0.6 million, $0.6 million, $1.5 million, $4.8 million and $39.2 million, respectively. The effect of these inventory provisions was to write this excess inventory down to a new cost basis of zero. During the three months ended March 31, 2006 and 2005, the Company sold certain products that had previously been written down to a cost basis of zero. The following table presents the impact on gross profit of excess and obsolete inventory charges and benefits:

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %
Gross profit—as reported	$7,770	81%	$5,764	64%
Excess and obsolete inventory charge	—	—	480	5%
Excess and obsolete inventory benefit	(1,235)	(13)%	(571)	(6)%

Gross profit—as adjusted	$6,535	68%	$5,673	63%

Note 8. Comprehensive Loss

The components of comprehensive loss were as follows:

	Three Months Ended March 31,
	2006	2005
Net loss	$(5,586)	$(6,323)
Foreign currency translation adjustment	266	(196)

Total comprehensive loss	$(5,320)	$(6,519)

Note 9. Restructuring and Asset Impairment Charges

The Company reviews long-lived assets, which are held and used, including goodwill and other intangible assets, for impairment whenever changes in circumstances indicate that the carrying amount may not be recoverable.

In the three month period ended March 31, 2006, the Company recorded charges of approximately $0.2 million to record additional costs for changes in estimates for restructuring actions taken at the Company’s European design centers in 2004 and 2005.

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

In March 2005, the Company implemented a plan to disengage from TranSwitch S.A. (formerly, ADV Engineering S.A.), a wholly owned research and development subsidiary in France. This action resulted in the dismissal of 20 employees and as a result, the Company incurred restructuring charges of approximately $1.2 million related to employee termination benefits and $0.3 million related to legal and other transaction costs. These charges were offset by translation and other gains of $0.6 million, for a net restructuring charge of approximately $0.9 million.

In the three month period ended March 31, 2005, the Company recorded restructuring benefits of $0.4 million reflecting the Company’s new agreements to sub-lease certain portions of excess facilities that had previously been accrued.

A summary of the restructuring liabilities and activity follows:

	Activity for the Three Months Ended March 31, 2006
	Restructuring Liabilities December 31, 2005	Restructuring Charges	Cash Payments	Non-cash Items	Adjustments and Changes in Estimates	Restructuring Liabilities March 31, 2006
Employee termination benefits	$—	$—	$—	$—	$—	$—
Facility lease costs	21,745	—	(149)	—	—	21,596
Asset impairments	—	—	—	—	—	—
Other	14	221	(37)	(184)	—	14

Totals	$21,759	$221	$(186)	$(184)	$—	$21,610

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

During the second quarter of 2005, the Company made the decision to no longer provide funding to Metanoia and determined that its investment in Metanoia preferred stock and the bridge loan receivable from Metanoia were impaired. In making this evaluation, the Company considered changes during the quarter in Metanoia’s operations and financial condition. As a result of its evaluation, the Company recorded an impairment charge related to Metanoia of approximately $1.5 million in the second quarter of 2005.

For the three months ended March 31, 2006 and 2005, there were no impairment charges related to investments in non-publicly traded companies.

Note 11. 5.45% Convertible Plus Cash NotesSM due 2007

As of March 31, 2006 and December 31, 2005, the remaining outstanding principal balance of the 5.45% Convertible Plus Cash Notes (the Plus Cash Notes) was $30.2 million and $54.8 million, respectively.

On February 1, 2006, the Company entered into agreements providing for the exchange of approximately $24.6 million in aggregate principal amount of the Company’s Plus Cash Notes and accrued interest for an aggregate of 1,500,000 shares of the Company’s common stock, par value $.001 per share plus approximately $22.6 million. The shares were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. No commission or other remuneration was paid or given directly or indirectly for these transactions. The Company recognized a debt extinguishment loss in the first quarter of 2006 of approximately $3.1 million associated with this exchange.

The following description provides a brief overview of the terms and conditions of the Plus Cash Notes. Each Plus Cash Note may be converted by the holders thereof into 182.71 shares of the Company’s common stock (the base shares) plus $500 in cash (the plus cash amount), which the Company may elect to pay with shares of its common stock subject to the terms and conditions of the Plus Cash Notes indenture. Interest on the Plus Cash Notes is payable at a rate of 5.45% per year, payable on March 31 and September 30 of each year. The Company may elect to pay interest in cash or common stock, subject to the terms and conditions of the Plus Cash Notes. At any time prior to maturity, the Company may, at its option, elect to automatically convert (an auto-conversion) the Plus Cash Notes if the closing price of its common stock exceeds $5.47 for 20 trading days during any consecutive 25 trading day period, subject to the terms and conditions of the Plus Cash Notes. The Company may elect to satisfy the plus cash amount issuable in connection with any auto-conversion in cash or common stock, subject to the terms and conditions of the Plus Cash Notes. If the Company had elected an auto-conversion prior to September 30, 2005, the Company would have been obligated to pay the additional interest payable pursuant to the terms of the Plus Cash Notes, as described under “Auto-Conversion Make Whole Provision” below in cash.

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

Auto-Conversion Make-Whole Provision

Pursuant to the terms of the Plus Cash Notes, the Company was obligated to pay additional interest equal to two full years of interest on the Plus Cash Notes (the auto-conversion make-whole provision), less any interest actually paid or provided for on the Plus Cash Notes if the Plus Cash Notes were automatically converted by the Company on or prior to September 30, 2005. The auto-conversion make-whole provision represented an embedded derivative that was required to be accounted for apart from the underlying Plus Cash Notes. At issuance of the Plus Cash Notes, the auto-conversion make-whole provision had an estimated initial fair value of $3.0 million, which was recorded as a discount to the Plus Cash Notes and a derivative liability on the consolidated balance sheets. The discount on the Plus Cash Notes is being accreted to par value through quarterly interest charges over the four-year term of the Plus Cash Notes. The auto-conversion make-whole provision could only be settled in cash, and accordingly, was classified as a derivative liability in the consolidated balance sheets during the period that the provision was available. The auto-conversion make-whole provision was adjusted to its fair value on a quarterly basis for the first two years that such Plus Cash Notes were outstanding, with the corresponding charge or credit to other expense or income. The estimated fair value of the auto-conversion make-whole provision was determined using the Monte Carlo simulation model. The model uses several assumptions including: historical stock price volatility, risk-free interest rate, remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability. For the three months ended March 31, 2006 and 2005, the Company recorded other income on the consolidated statements of operations for the change in fair value of the auto-conversion make-whole provision of approximately zero and $0.1 million, respectively. The auto-conversion make-whole provision expired on September 30, 2005, thus there is no value to this provision after that date.

Holder’s Conversion Right

Pursuant to the terms of the Plus Cash Notes, these notes are convertible at the option of the holder, at anytime on or prior to maturity, other than on an auto-conversion date or a redemption date (Holder’s Conversion Right). The Holder’s Conversion Right represents an embedded derivative that is required to be accounted for apart from the underlying Plus Cash Notes. At issuance of the Plus Cash Notes, the Holder’s Conversion Right had an estimated initial fair value of $20.3 million, which was recorded as a discount to the Plus Cash Notes and a derivative liability on the consolidated balance sheets. The discount on the Plus Cash Notes is being accreted to par value through quarterly interest charges over the four-year term of the Plus Cash Notes. Assuming the daily volume weighted average price determined according to the voluntary conversion provision in the Plus Cash Notes indenture is or remains below the threshold price of $2.61, the derivative related to the Holder’s Conversion Right will be adjusted quarterly for changes in fair value during the period of time that any such Plus Cash Notes are outstanding and classified as a derivative liability, with the corresponding charge or credit to other expense or income. In subsequent periods, if the daily volume weighted average price of the Company’s common stock determined according to the voluntary conversion provision equals or exceeds the threshold price of $2.61, the embedded derivative financial instrument related to the Holder’s Conversion Right will be adjusted to fair value with the corresponding charge or credit to other expense or income and then reclassified from total liabilities to stockholders’ equity. Changes in fair value during the period of time that any such Plus Cash Notes are outstanding and classified within stockholders’ equity, will be made by a corresponding charge or credit to additional paid-in-capital. The estimated fair value of the Holder’s Conversion Right was determined using a lattice (trinomial) option-pricing model. The model uses several assumptions including: historical stock price volatility, risk-free interest rate, remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability. For the three months ended March 31, 2006 and 2005, the Company recorded other income on the consolidated statements of operations for the change in fair value of the Holder’s Conversion Right of approximately $0.6 million and $1.5 million, respectively. At March 31, 2006 and December 31, 2005, the estimated fair value of the Holder’s Conversion Right was approximately $5.4 million and $6.0 million, respectively. The recorded value of the Holder’s Conversion Right related to the Plus Cash Notes can fluctuate significantly based on fluctuations in the fair value of the Company’s common stock.

For the three months ended March 31, 2006 and 2005, the Company amortized $0.6 million and $1.2 million, respectively of debt discount related to the Plus Cash Notes as discussed above.

Note 12. Supplemental Cash Flow Information

The following represents supplemental cash flow information:

	Three Months Ended March 31,
	2006	2005
Cash paid for interest	$1,295	$2,748

The following represents a supplemental schedule of non-cash investing and financing activities:

Conversion of 5.45% Plus Cash Notes into common stock	$2,715	$—
Issuance of common stock to settle Mysticom retention liabilities	$435	$—

Note 13. Issuance of Common Stock

On March 3, 2006, the Company completed an offering of shares of common stock that resulted in the sale of 13,766,667 shares, with proceeds to the Company, after placement agency fees and expenses, of $18.9 million. The shares were offered under the Company’s previously filed shelf registration statement, which was declared effective by the Securities and Exchange Commission (SEC) on April 20, 2004, and a final prospectus supplement dated February 27, 2006.

In connection with the acquisition of Mysticom, the Company assumed liabilities under retention agreements with certain Mysticom employees. In February of 2006, the Company issued 243,660 shares of common stock, with a total value of approximately $0.4 million, to the retained Mysticom employees in settlement of the assumed retention liabilities.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided as a supplement to the accompanying unaudited consolidated financial statements and footnotes in Item 1 to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The MD&A is organized as follows:

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

Results of operations. This section provides an analysis of our results of operations for the three months ended March 31, 2006 and 2005. In addition, a brief description is provided of transactions and events that impact the comparability of the results being analyzed.

Liquidity and capital resources. This section provides an analysis of our cash position and cash flows as well as a discussion of our financing arrangements. In this section, we also summarize related party transactions and recent accounting pronouncements.

Factors that may affect future results. In Item 1A of Part II, we detail certain risk factors that affect our quarterly and annual results, but which are difficult to predict.

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

Our products are compliant with relevant communications network standards including Asynchronous/Plesiochronous Digital Hierarchy (Asynchronous/PDH), Synchronous Optical Network/Synchronous Digital Hierarchy (SONET/SDH), Ethernet and Asynchronous Transfer Mode/Internet Protocol (ATM/IP). We offer several products that combine multi-protocol capabilities on a single chip, enabling our customers to develop network equipment for multi-service (voice, data and video) applications. A key attribute of our products is their inherent flexibility. Many of our products incorporate embedded programmable micro-processors, enabling us to rapidly accommodate new customer requirements or evolving network standards by modifying a function of the device via software.

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

After the severe downturn in the global telecommunication market in 2001 and 2002, the market showed signs of stability and mild recovery in the latter part of 2003. In 2004, the market for our products continued its recovery, but showed additional fluctuations in demand. In 2005 and the first three months of 2006, while overall demand in our markets was essentially flat versus 2004, we saw a shifting in demand towards newer technologies that we introduced into the market in the last two years. Communication service providers, Internet service providers, regional Bell operating companies and interexchange carriers continue to closely monitor their capital expenditures. Spending on voice-only equipment is still slow while spending on equipment providing the efficient transport of data services on existing infrastructure appears to be slowly recovering. Demand for new, high bandwidth applications such as video conferencing, broadband audio and telephone is placing an increased burden on existing public network infrastructure.

For the years ended December 31, 2005 and 2004, our revenues were $32.9 million and $33.7 million, respectively. This was up from revenues of $23.8 million for the fiscal year 2003. For the three months ended March 31, 2006, our revenues were $9.6 million compared to $9.0 million in the same period last year. We believe that our investment in product development has positioned us to take advantage of a strengthening market.

On January 30, 2006, we completed our acquisition of Mysticom Ltd. (Mysticom), an Israel-based, privately-held developer of high-performance, low-power, multi-Gigabit Ethernet transceivers for the communications industry.

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

At the time of shipment, we record a reduction to revenue (with a related liability) to accrue for future price protection. This liability is established based on historical experience and contractually agreed to provisions. We had established liabilities of less than $0.1 million as of March 31, 2006 and December 31, 2005, for price protection and sales allowances related to shipments that were recorded as revenue during the preceding twelve months. Should our actual experience differ from our estimated liabilities, there could be adjustments (either favorable or unfavorable) to our net revenues, cost of revenues and gross profits.

We also record, at the time of shipment, a reduction to revenue (with a related liability) and an inventory asset against product cost of revenues in order to establish a provision for the gross margin related to future returns under our distributor stock rotation program. As of March 31, 2006, we had established a liability of $0.5 million against our gross product revenues and an inventory asset of $0.1 million against our product cost of revenues, for a net stock rotation reserve of $0.4 million. This compares to a liability of $0.7 million and an inventory asset of $0.1 million for a net stock rotation reserve of $0.6 million as of December 31, 2005. Should our actual experience differ from our estimated liabilities, there could be adjustments (either favorable or unfavorable) to our net revenues, cost of revenues and gross profits.

Certain revenues generated by our Mysticom subsidiary result from licensing Mysticom’s intellectual property. Revenues from licensing arrangements generally consist of multiple elements such as license, implementation and maintenance services. The items (deliverables) included in the arrangement are evaluated pursuant to EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” to determine whether they represent separate units of accounting. We perform this evaluation at the inception of an arrangement and as we deliver each item in the arrangement.

Generally, we account for a deliverable (or a group of deliverables) separately if (1) the delivered item(s) has standalone value to the customer, (2) there is objective and reliable evidence of the fair value of the undelivered items included in the arrangement, and (3) if we have given the customer a general right of return relative to the delivered items, delivery or performance of the undelivered items or services are probable and substantially in our control.

The Company recognizes revenue from royalties upon notification of sale by its licensees. The terms of the royalty agreements generally require licensees to give notification to the Company and to pay royalties within 45 days of the end of the quarter during which the sales by its licensees take place.

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

During the three months ended March 31, 2006 and 2005, we recorded other income of $0.6 million and $1.6 million, to reflect the change in fair value of our derivative liability, which is calculated below:

(Tabular dollars in thousands, except per share amounts)	March 31, 2006	December 31, 2005	March 31, 2005	December 31, 2004
Closing price of our common stock used to value our derivative liability	$2.60	$1.83	$1.37	$1.54
Estimated fair value of Auto-Conversion Make Whole Provision	—	—	8	74
Estimated fair value of Holder’s Conversion Right	5,402	6,040	6,899	8,461

Total Liability	$5,402	$6,040	$6,907	$8,535

Total change in fair value determined during the three months ended March 31, 2006 and 2005 and recorded as other income	$638		$1,627

At each balance sheet date, we adjust the derivative financial instruments to their estimated fair value and analyze the holder’s conversion right to determine its classification as a liability or equity. As of March 31, 2006 and December 31, 2005, the estimated fair value of our derivative liability was $5.4 million and $6.0 million, respectively, all of which relates to the holder’s conversion right. The auto-conversion make-whole provision expired on September 30, 2005, thus there is no value to this provision after that date. The estimated fair value of the auto-conversion make-whole provision and holder’s conversion right were determined using the Monte Carlo simulation model and a lattice (trinomial) option-pricing model, respectively. These models use several assumptions including: historical stock price volatility, risk-free interest rates, remaining maturity, and the closing price of our common stock to determine estimated fair value of our derivative liability. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock during each quarterly period. Accordingly, we have calculated the fair value of the derivative liability as shown in the following different scenarios. We have included the change in the fair value of the derivative liability below based on all assumed estimates remaining the same except for our common stock price.

(Tabular dollars in thousands, except per share data)
% change from our actual common stock price of $2.60 as of March 31, 2006	(50)%	(25)%	(10)%	Actual	10%	25%	50%
Closing price of our common stock used to value our derivative liability	$1.30	$1.95	$2.34	$2.60	$2.86	$3.25	$3.90
Estimated fair value of our derivative liability as of March 31, 2006	$1,688	$3,426	$4,592	$5,402	$6,232	$7,503	$9,669
Change in fair value of our derivative liability determined during the first quarter of 2006 and recorded as other income (expense)	$4,352	$2,614	$1,448	$638	$(192)	$(1,463)	$(3,629)
Incremental other income (expense) that would have been recorded in the first quarter of 2006	$3,714	$1,976	$810	$—	$(830)	$(2,101)	$(4,267)

As of March 31, 2006 and December 31, 2005, these embedded derivative financial instruments were recorded and classified as a derivative liability on our consolidated balance sheets because the daily volume weighted average price of our common stock determined according to the voluntary conversion provision contained in the Plus Cash Notes indenture was below the threshold price of $2.61 as set forth in the terms of the Plus Cash Notes. Thus, if any holders of the Plus Cash Notes voluntarily converted their Plus Cash Notes, we would have to pay the plus cash amount in cash. Assuming the daily volume weighted average price of our common stock remains below the threshold price, this embedded derivative related to the holder’s conversion right will continue to be classified as a liability and adjusted quarterly for changes in fair value during the period of time that any such Plus Cash Notes are outstanding, with the corresponding charge or credit to other expense or income.

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

Estimated Excess Inventories. We periodically review our inventory levels to determine if inventory is stated at the lower of cost or net realizable value. The telecommunications and data communications industries have experienced a significant downturn during the past few years. As a result, we continually evaluate our inventory position based on known backlog of orders, projected sales and marketing forecasts, shipment activity and inventory held at our significant distributors. During the three months ended March 31, 2006 and 2005, we recorded charges for estimated excess and obsolete inventories of approximately zero and $0.5 million, respectively. We also recorded estimated excess inventory charges of approximately $0.6 million, $0.6 million, $1.5 million, $4.8 million and $39.2 million in fiscal years ending 2005, 2004, 2003, 2002 and 2001, respectively. Most of these products have not been disposed of and remain in our inventory.

During the three months ended March 31, 2006 and 2005, we recorded net product revenues of approximately $3.7 million and $2.9 million, respectively, on shipments of excess inventory that had previously been written down to their estimated net realizable value. This resulted in gross margins of approximately 99% in the first quarter of 2006 and approximately 91% in the first quarter of 2005 on these product revenues. Had these products been sold at our historical average cost basis, a 66% and 71% gross margin would have been recorded on these product shipments for the three months ended March 31, 2006 and 2005, respectively. We currently do not anticipate that a significant amount of the excess inventories subject to the write-downs described above will be used in the future based upon our current demand forecast. Should our actual future demand exceed the estimates that we used in writing down our excess inventories, we will recognize a favorable impact to cost of revenues and gross profits. Should demand fall below our current expectations, we may record additional inventory write-downs which will result in a negative impact to cost of revenues and gross profits.

Estimated Restructuring Liabilities. In the three months ended March 31, 2006, we recorded restructuring charges of approximately $0.2 million. During the fiscal years ended December 31, 2005, 2004 and 2003, we recorded restructuring charges and asset impairments totaling $2.7 million, $1.1 million and $2.5 million, respectively, related to employee termination benefits and costs to exit certain facilities, net of sub-lease benefits. At March 31, 2006 and December 31, 2005, the restructuring liabilities were $21.6 million and $21.8 million, respectively, on our consolidated balance sheets. Certain assumptions are used by us to derive this estimate, including future maintenance costs, price escalation and sublease income derived from these facilities. Should we negotiate additional sublease rental income agreements or reach a settlement with our lessors to be released from our existing obligations, we could realize a favorable benefit to our results of future operations. Should future lease, maintenance or other costs related to these facilities exceed our estimates, we could incur additional expenses in future periods.

Valuation of Investments in Non-Publicly Traded Companies. Since 1999, we have been making strategic equity investments in non-publicly traded companies that develop technologies that are complementary to our product road map. Depending on our level of ownership and whether or not we have the ability to exercise significant influence, we account for these investments on either the cost or equity method, and review such investments periodically for impairment. The appropriate reductions in carrying values are recorded when, and if, necessary. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, we carefully consider the investee’s cash position, projected cash flows (both short and long-term), financing needs, most recent valuation data, the current investing environment, management / ownership changes, and competition. This evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. No impairment charges related to our investments in non-publicly traded companies were recorded for the three months ended March 31, 2006 and 2005. The total investment in non-public companies was $1.0 million and $1.0 million as of March 31, 2006 and December 31, 2005, respectively, on our consolidated balance sheets. (For further discussion, please refer to Note 10. Investments in Non-Publicly Traded Companies in our Consolidated Financial Statements). We use the modified equity method of accounting to determine the impairment loss for certain investments, as it was determined that no better current evidence of the value of our cost method investments existed and we believe that this gives us the best basis for our estimate given the negative cash flows of these companies. The modified equity method of accounting results in recording an impairment loss on a cost method investment equal to the investor’s proportionate share of the investee’s losses as its contributed capital is consumed to fund operating losses of the investee from the inception of the investor’s investment.

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

	Three Months Ended March 31,
	2006	2005
Net revenues:
Product revenues	96%	100%
Service revenues	4%	0%

Total net revenues	100%	100%
Cost of revenues:
Product cost of revenues	17%	31%
Provision for excess inventories	0%	5%
Service cost of revenues	2%	0%

Total cost of revenues	19%	36%

Gross profit	81%	64%
Operating expenses:
Research and development	57%	69%
Marketing and sales	30%	30%
General and administrative	15%	13%
Restructuring and asset impairment charges, net	2%	16%

Total operating expenses	104%	128%

Operating loss	(23)%	(64)%

Net Revenues

Net revenues, including product and service revenues were $9.6 million in the first quarter of 2006. This is an increase of 7% from the first quarter of 2005. The following table summarizes our net product revenue mix by product line for the three months ended March 31, 2006 and 2005:

Tabular dollars in thousands	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005		Percentage Increase (Decrease) in Product Line Revenues
	Product Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues
SONET/SDH	$6,301	68%	$3,637	40%	73%
Asynchronous/PDH	984	11%	2,193	24%	(55)%
ATM/IP	1,929	21%	3,208	36%	(40)%

Total	$9,214	100%	$9,038	100%	2%

The 2% increase in product revenues for the first quarter of 2006 versus the comparable period of 2005 reflects increased sales of our SONET/SDH products, including our ET-3 product. This was partially offset by decreased volume of our Asynchronous/PDH and ATM/IP products. In particular, sales of our Aspen products were down considerably due to lower demand from our largest customer.

Service revenues consist of license, implementation and maintenance service sales generated by our Mysticom subsidiary, which we acquired on January 30, 2006.

International net revenues represented approximately 69% and 85% of net revenues for the three months ended March 31, 2006 and 2005, respectively.

Gross Profit

The following table presents the impact on gross profit of excess and obsolete inventory charges and benefits:

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %
Gross profit—as reported	$7,770	81%	$5,764	64%
Excess and obsolete inventory charge	—	—	480	5%
Excess and obsolete inventory benefit	(1,235)	(13)%	(571)	(6)%

Gross profit—as adjusted	$6,535	68%	$5,673	63%

Total gross profit for the three months ended March 31, 2006, increased by approximately $2.0 million, or 35% from the comparable period of the prior year. The increase in gross profit reflects an increase in sales of our newer products, which generally yield a higher margin than our legacy products. The increase in gross profit also reflects higher sales of products that had previously been written down to a cost basis of zero and, in the first quarter of 2005, gross profit was negatively impacted by an excess inventory charge of $0.5 million.

Excluding the benefit from sales of previously written down inventory and the impact of excess and obsolete inventory charges, gross profit as a percentage of net revenues rose from 63% in the first quarter of 2005 to 68% in the first quarter of 2006. We anticipate that gross profit will continue to be impacted by fluctuations in the volume and mix of our product shipments as well as material costs, yield and the fixed cost absorption of our product operations.

Research and Development

Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to electronic design automation tools, subcontracting and fabrication costs, depreciation and amortization and facilities expenses. During the quarter ended March 31, 2006, research and development expenses decreased $0.7 million, or 12% over the comparable period of 2005. This decrease reflects the positive impact of restructuring actions taken during 2005, which included the closure of our design center in France and workforce reductions in our U.S. and Swiss design locations. In addition, depreciation costs were down $0.6 million from the first quarter of 2005, reflecting our reduced capital spending in recent periods and the wind-down of depreciation of assets purchased in 2001 and 2002. First quarter 2006 results include research and development spending at Mysticom from the date of acquisition, as well as $0.1 million of stock-based compensation expense.

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

Marketing and Sales

Marketing and sales expenses consist primarily of personnel-related expenses, trade show expenses, travel expenses and facilities expenses. Marketing and sales expenses increased by approximately $0.1 million, or 5% for the three months ended March 31, 2006, compared to the same period in the prior year. First quarter 2006 results include marketing and sales spending at Mysticom from the date of acquisition, as well as $0.1 million of stock-based compensation expense. Results were favorably impacted by lower bad debt expense in the first quarter of 2006.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, professional and legal fees and facilities expenses. The increase in general and administrative expenses of approximately $0.3 million for the three months ended March 31, 2006, compared to the same period in the prior year reflects general and administrative spending at Mysticom from the date of acquisition, as well as $0.2 million of stock-based compensation expense.

Restructuring and Asset Impairment Charges, net

During the three months ended March, 2006, we recorded charges of approximately $0.2 million to record additional costs for changes in estimates for restructuring actions taken at the Company’s European design centers in 2004 and 2005.

In the first quarter of 2005, we recorded restructuring charges totaling approximately $1.5 million resulting from our disengagement from TranSwitch S.A., a wholly owned research and development subsidiary in Toulouse, France, workforce reductions in our United States locations, as well as related asset impairments and excess facility costs.

Change in Fair Value of Derivative Liability

For the three months ended March 31, 2006, we recorded other income of approximately $0.6 million to reflect the change in the fair value of derivative liability resulting from issuance of the Plus Cash Notes. This compares to $1.6 million of other income that we recorded for the three months ended March 31, 2005. (For further discussion, please refer to Item 1, Note 11 of our Unaudited Consolidated Financial Statements).

Loss on Extinguishment of Debt.

During the quarter ended March 31, 2006, we issued an aggregate of 1,500,000 shares of our common stock plus approximately $22.6 million cash in exchange for $24.6 million in aggregate original principal amount of the Plus Cash Notes and accrued interest of $0.4 million. The shares issued were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. No commission or other remuneration was paid or given directly or indirectly for soliciting these transactions. As a result of the exchange, we recorded a loss of approximately $3.1 million for the three months ended March 31, 2006. Approximately $2.9 million of this loss related to the non-cash write-off of unamortized debt discount and deferred debt issuance costs.

Interest Expense, net

Interest expense, net decreased approximately $1.3 million to $0.8 million in the first quarter of 2006, reflecting lower interest expense partially offset by lower interest income.

Interest expense decreased from $2.8 million in the first quarter of 2005 to $1.4 million in 2006 due to lower debt balances resulting from the exchanges of the Plus Cash Notes in 2006 and 2005, as well as the maturation of our outstanding 4.50% Notes, which we paid in full on September 12, 2005.

Interest income decreased from $0.7 million in the first quarter of 2005 to $0.5 million in 2006, as lower cash and investment balances more than offset the impact of higher market yields. At March 31, 2006 and 2005, the effective interest rate on our interest-bearing securities was approximately 3.5% and 2.4%, respectively.

Income Tax Expense

For the three months ended March 31, 2006 and 2005, income tax expense was less than $0.1 million. The amounts that were recorded reflect income taxes on the earnings of certain of our foreign subsidiaries.

During the three months ended March 31, 2006 and 2005, we evaluated our deferred income tax assets as to whether it is “more likely than not” that the deferred income tax assets will be realized. In our evaluation of the realizability of deferred income tax assets, we consider projections of future taxable income, the reversal of temporary differences and tax planning strategies. We have evaluated and determined that it is not “more likely than not” that all of the deferred income tax assets will be realized. Accordingly, a valuation allowance was recorded for all of our net deferred income tax assets. In future periods, we will not recognize a deferred tax benefit and will maintain a deferred tax valuation allowance until we achieve sustained taxable income. Additionally, in the future, we expect our current income tax expense to be related to taxable income generated by our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006 and December 31, 2005, we had total cash, cash equivalents and investments in marketable securities of approximately $67.3 million and $72.7 million, respectively. This is our primary source of liquidity, as we are not currently generating positive cash flow from our operations. Details of our cash inflows and outflows for the three months ended March 31, 2006, as well as a summary of our cash, cash equivalents and investments in marketable securities and future commitments are detailed as follows:

Cash, Cash Equivalents and Investments

We have financed our operations and have met our capital requirements since incorporation in 1988 primarily through private and public issuances of equity securities, convertible notes, bank borrowings and, for certain years, cash generated from operations. Our principal sources of liquidity as of March 31, 2006, consisted of $50.2 million in cash and cash equivalents and $17.0 million in short-term investments, for a total cash, cash equivalents and investment balance of $67.3 million. Cash equivalents are instruments with original maturities of less than 90 days, short-term investments have original maturities of greater than 90 days but remaining maturities of less than one year and long-term investments have remaining maturities of greater than one year. Our cash equivalents and investments as of March 31, 2006, consist of U.S. Treasury Bills, corporate debt, taxable municipal securities, money market instruments, overnight repurchase investments and commercial paper.

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

	March 31, 2006	December 31, 2005	Change	March 31, 2005	December 31, 2004	Change
Cash and Cash equivalents	$50,235	$38,841	$11,394	$44,706	$17,311	$27,395
Short term investments	17,021	33,861	(16,840)	64,178	85,193	(21,015)
Long term investments	—	—	—	17,167	32,178	(15,011)

Total Cash and investments	$67,256	$72,702	($5,446)	$126,051	$134,682	($8,631)

Cash Inflows and Outflows

During the three months ended March 31, 2006, the net increase in cash and cash equivalents was $11.4 million compared to a net increase of $27.4 million during the three months ended March 31, 2005. As reported on our consolidated statements of cash flows, our change in cash and cash equivalents during the three months ended March 31, 2006 and 2005 is summarized as follows:

Tabular dollars in thousands	Three months ended March 31,
	2006	2005
Net cash used in operating activities	$(2,122)	$(6,753)
Net cash provided by investing activities	15,964	34,300
Net cash (used in) provided by financing activities	(2,441)	44
Effect of foreign exchange rate changes	(7)	(196)

Change in cash and cash equivalents	$11,394	$(27,395)

Details of our cash inflows and outflows are as follows during the three months ended March 31, 2006:

Operating Activities: During the three months ended March 31, 2006, we used $2.1 million in cash and cash equivalents in operating activities as compared with $6.8 million used during the same prior year period. For the three months ended March 31, 2006, this was comprised primarily of our net loss of $5.6 million and an increase in working capital of $1.4 million partially offset by non-cash charges totaling $4.9 million. The components of our net loss are detailed in our Results of Operations section included above in this Item. Components of our significant non-cash adjustments are as follows:

Non-cash Adjustments	Three months ended March 31, 2006 (amounts in thousands)	Explanation of Non-cash Activity
Depreciation and amortization	$1,810	Consists of depreciation of property and equipment as well as amortization of intangibles, debt discount and deferred financing fees.
Change in fair value of derivative liability	(638)	We recorded other income to reflect the change in the fair value of our derivative liability.
Loss on extinguishment of debt	3,124	We issued an aggregate of 1,500,000 shares of our common stock plus approximately $22.2 million cash in exchange for $24.6 million in aggregate original principal amount of the Plus Cash Notes.
Other non-cash items, net	603	Other non-cash items include items such as adjustments to our restructuring liability, adjustments to our allowance for doubtful accounts and non-cash stock-based compensation.

Total non-cash adjustments to net loss	$4,899

Investing Activities: Cash generated by investing activities was $16.0 million for the three months ended March 31, 2006, as compared with $34.3 million used in investing activities in the three months ended March 31, 2005. Specific investing activity during the three months ended March 31, 2006 and 2005 was as follows:

•	During the three months ended March 31, 2006, we invested approximately $0.1 million in design tools and capital equipment. This compares to $1.6 million in the same period of 2005.

•	We invested approximately $0.1 million in non-publicly traded companies during the three months ended March 31, 2005.

•	During the first three months of 2006, we used cash of approximately $0.7 million, net, to acquire Mysticom.

•	Our net proceeds from short- and long-term investments during the three months ended March 31, 2006, was $16.8 million as compared to a net proceeds of $36.0 million in the same period of 2005.

Financing Activities: Net cash used in financing activities was $2.4 million during the three months ended March 31, 2006. In February 2006, we entered into an Exchange Agreement providing for the exchange of approximately $24.6 million in aggregate principal amount of our Plus Cash Notes in exchange for an aggregate of 1,500,000 shares of our common stock plus approximately $22.2 million in cash. In March 2006, we completed an offering of shares of common stock resulting in the total sale of 13,766,667 shares, with net proceeds to us, after placement agency fees and expenses, of $18.9 million. The shares were offered under the our previously filed shelf registration statement, which was declared effective by the Securities and Exchange Commission (SEC) on April 20, 2004, and a final prospectus supplement dated February 27, 2006. During the first three months of 2006, we also received proceeds of approximately $0.8 million from the issuance of common stock under our employee stock plans. During the three months ended March 31, 2005, cash flows provided by financing activities were less than $0.1 million and consisted mainly of proceeds from the issuance of common stock under our employee stock plans.

Effect of Exchange Rates and Inflation: Exchange rates and inflation have not had a significant impact on our operations or cash flows.

Commitments and Significant Contractual Obligations

There have been no material changes to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC on February 21, 2006. Additional comments related to our contractual obligations are presented below.

We have existing commitments to make future interest payments on our Plus Cash Notes and to redeem these notes in September 2007. Over the remaining life of Plus Cash Notes, we expect to accrue and pay approximately $2.5 million in interest to the holders thereof.

We have outstanding operating lease commitments of approximately $36.5 million, payable over the next eleven years. Some of these commitments are for space that is not being utilized and, for which, we recorded restructuring charges in prior periods. We are in the process of trying to sublease additional excess space but it is unlikely that any sublease income generated will offset the entire future commitment. As of March 31, 2006, we have sublease agreements totaling approximately $7.5 million to rent portions of our excess facilities over the next five years. We currently believe that we can fund these lease commitments in the future; however, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

We have also pledged approximately $0.6 million in available cash and cash equivalents as collateral for stand-by letters of credit that guarantee certain long-term property lease obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We have investments in money market accounts, government securities and commercial paper that earn interest income that is a function of the market rates. As a result, we have exposure to changes in interest rates. For example, if interest rates were to decrease by one half percentage point from their current levels, our potential interest income for the remainder of 2006, assuming a constant cash balance, would decrease by approximately $0.3 million. We do, however, expect our cash balance to decline during 2006 and expect that our interest income will therefore also decrease proportionately.

Foreign Currency Exchange Risk. As substantially all of our net revenues are currently made or denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. For the three months ended March 31, 2006, sales to customers outside of the United States were $6.4 million. We incur a portion of our expenses in currencies other than U.S. dollars. For the three months ended March 31, 2006, operating expenses incurred in foreign currency were approximately 28% of our total operating expenses. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in hedging. We do not enter into derivative financial instruments for trading or speculative purposes. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

Fair Value of Financial Instruments. As of March 31, 2006, our long-term debt consisted of convertible notes with interest at a fixed rate of 5.45%. Consequently, we do not have significant interest rate exposure on the cash flow associated with our convertible notes. However, the fair market value of the convertible notes is subject to significant fluctuation due to changes in market interest rates and their convertibility into shares of our common stock pursuant to their terms. The fair market value of our outstanding Plus Cash Notes was approximately $28.8 million (face value of $30.2 million) and $52.6 million (face value of $54.8 million) at March 31, 2006, and December 31, 2005, respectively. Among other factors, changes in interest rates and the price of our common stock affect the fair value of our convertible notes. For further discussion, please refer to Critical Accounting Policies and Use of Estimates in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on and analysis of our derivative liability associated with our Plus Cash Notes.

Changes in Market Risk. There has been no significant change in our market risk since December 31, 2005.

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

During the three months ended March 31, 2006, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on the business, financial condition or results of operations of the Company.

ITEM 1A. FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by us, statements made by our employees or information included in our filings with the SEC (including this Form 10-Q) may contain statements that are not historical facts, so-called “forward-looking statements”, which involve risks and uncertainties. Such forward-looking statements are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. In some cases you can identify forward-looking statements by terminology such as “may”, “should”, “could”, “will”, “expect”, “intend”, “plans”, “predict”, “anticipate”, “estimate”, “continue”, “believe” or the negative of these terms or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other forward-looking information. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-Q.

Our actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in our filings with the SEC.

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

Our net losses have been considerable for the years ended December 31, 2005, 2004 and 2003. Our net losses recorded during the three months ended March 31, 2006 and 2005 were $5.6 million and $6.3 million, respectively. Due to current economic conditions, we expect that our net losses will continue to fluctuate in the future and there is no assurance that we will attain positive net earnings in the future.

Our net revenues may continue to fluctuate.

Our net revenues during the years ended December 31, 2005 and 2004, were $32.9 million and $33.7 million respectively. Net revenue for the three months ended March 31, 2006 was $9.6 million. Due to current economic conditions and slowdowns in purchases of VLSI semiconductor devices, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our net revenues will continue to fluctuate in the future.

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

As of March 31, 2006, we have approximately $30.2 million in principal amount of indebtedness outstanding in the form of our Plus Cash Notes.

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

During the three months ended March 31, 2006, we had a total net cash and investment usage of $5.4 million, excluding the effect of exchange rate changes. This is a result of $11.4 million of cash and cash equivalents generated from our operating, investing and financing activities, which included net proceeds of $16.8 million from short- and long-term investments. The total net cash and investment usage of $5.4 million included the payment of $22.2 million as part of the February 2006 exchange of approximately $24.6 million in aggregate principal amount of our Plus Cash Notes. It also included the receipt of approximately $18.9 million, after placement agency fees and expenses, from the completion of the offering for shares of our common stock that resulted in the sale of approximately 13.8 million shares.

During the year ended December 31, 2005, we had a total net cash and investment usage of $61.6 million, excluding the effect of exchange rate changes. This is a result of $21.9 million of cash and cash equivalents generated from our operating, investing and financing activities, which included net proceeds of $83.5 million from short- and long-term investments. The total net cash and investment usage of $61.6 million included the payment of $24.4 million to extinguish the remainder of our 2005 convertible debt and $19.2 million as part of the October 2005 exchange of approximately $25.7 million in aggregate principal amount of our Plus Cash Notes.

During the year ended December 31, 2004, we used $85.6 million of our available cash and cash equivalents to fund our operating, investing and financing activities, which included investments of $40.9 million in short and long-term marketable securities for a net cash and investment usage of $44.7 million.

We anticipate that we will use approximately $4.0 million to $5.0 million in cash, cash equivalents and investments during the second quarter of 2006 to fund our operations, investments and financing activities. We believe that we will continue to use our available cash, cash equivalents and investments in the future although we believe that we have sufficient cash to fund our operations and our other cash needs for at least the next twelve months. We will continue to experience losses and use our cash, cash equivalents and investments if we do not receive sufficient product orders and our costs are not reduced to offset the decline in revenue.

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

On April 6, 2004, we filed a shelf registration statement on Form S-3 (Registration No. 333-114238) with the SEC providing for the offer, from time to time, of common stock, preferred stock, debt securities and warrants up to an aggregate of $60.0 million. On April 20, 2004, the SEC declared effective the shelf registration statement. In February 2006, we entered into an Exchange Agreement providing for the exchange of approximately $24.6 million in aggregate principal amount of our Plus Cash Notes in exchange for an aggregate of 1,500,000 shares of our common stock plus approximately $22.2 million in cash. In March 2006, we completed an offering of shares of common stock resulting in the total sale of 13,766,667 shares, with net proceeds to us, after placement agency fees and expenses, of $18.9 million. The shares were offered under the effective registration statement and a final prospectus supplement dated February 27, 2006. The effective registration statement enables us to, at any time in the subsequent three-year period, make an offering of any individual security covered by the shelf registration statement as well as any combination thereof, subject to market conditions and our capital needs. Such market conditions may not allow for terms favorable to us. Any future offering, which results in the issuance of shares of our common stock, may cause our stockholders to experience substantial dilution of their ownership interest. We may use the net proceeds from a sale of these securities for general corporate purposes, which may include repayment or refinancing of existing indebtedness, acquisitions, investments, capital expenditures, repurchase of its capital stock and for any other purposes that we may specify in any prospectus supplement.

If the trading price of our common stock fails to comply with the continued listing requirements of The NASDAQ National Market, we would face possible delisting, which would result in a limited public market for our common stock and make obtaining future debt or equity financing more difficult for us.

Our common stock is listed on The Nasdaq National Market and is subject to certain listing requirements, including the requirement that the closing bid price for our shares of common stock exceed $1.00. On May 5, 2006 the price of our shares was $2.16. If we do not continue to comply with the NASDAQ listing requirements, NASDAQ may provide written notification to us regarding the delisting of our securities. At that time, we would have the right to request a hearing to appeal the NASDAQ determination and would also have the option to apply to transfer our securities to The NASDAQ SmallCap Market.

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

By resolution approved by our stockholders at the annual meeting of stockholders held on May 19, 2005, our board of directors has the authority, in its sole discretion, to effect a reverse stock split of our common stock at any time prior to the date of our annual meeting of stockholders to be held May 18, 2006 at a ratio between one for two and one for twenty as selected by the board of directors. In addition, notwithstanding approval of the reverse stock split by the stockholders, the board of directors may choose, in its sole discretion, not to affect a reverse stock split without further approval or action by or prior notice to the stockholders.

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

Our stock price is volatile.

The market for securities for communication semiconductor companies, including our Company, has been highly volatile. The market sale price of our common stock has fluctuated between a low of $0.21 and a high of $74.69 during the period from June 19, 1995 to March 31, 2006. The closing price was $2.16 on May 5, 2006. It is likely that the price of our common stock will continue to fluctuate widely in the future. Factors affecting the trading price of our common stock include:

•	responses to quarter-to-quarter variations in operating results;

•	announcements of technological innovations or new products by us or our competitors;

•	current market conditions in the telecommunications and data communications equipment markets; and

•	changes in earnings estimates by analysts.

We may have to further restructure our business.

During the three months ended March, 2006, we recorded charges of approximately $0.2 million to record additional costs for restructuring actions taken at the Company’s European design centers in 2004 and 2005.

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

Historically, a relatively small number of customers have accounted for a significant portion of our total net revenues in any particular period. For the three months ended March 31, 2006 and 2005, shipments to our top five customers, including sales to distributors, accounted for approximately 45% and 64% of our total net revenues, respectively. For the years ended December 31, 2005 and 2004, shipments to our top five customers, including sales to distributors, accounted for approximately 48% and 58% of our total net revenues, respectively We expect that a limited number of customers may account for a substantial portion of our total net revenues for the foreseeable future.

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

We cannot be certain that our current customers will continue to place orders with us, that orders by existing customers will return to the levels of previous periods or that we will be able to obtain orders from new customers. We have no long-term volume purchase commitments from any of our significant customers. The following table sets forth the percentage of net revenues attributable to our major distributors as well as the significant customers that had total purchases (either direct or through distributors) of greater than 10% of net revenues for the three months ended March 31, 2006 as well as for the fiscal years ended December 31, 2005, 2004 and 2003:

	Three Months Ended March 31,	Years Ended December 31,
	2006	2005	2004	2003
Distributors:
Arrow Electronics, Inc.(2)	16%	*	10%	11%
Avnet, Inc.(1)	11%	*	12%	12%

Significant Customers:
Tellabs, Inc.(2)	17%	*	10%	12%
Siemens AG	15%	17%	24%	28%
Nortel	*	11%	12%	*

(1)	The end customers of the shipments to Avnet, Inc. include: Spirent Communications, Cisco Systems, Inc., Sonus Networks, Inc and Pulse communications, Inc.
(2)	The primary end customer of the shipments to Arrow Electronics, Inc. is Tellabs, Inc.
*	Revenues were less than 10% of our net revenues in these years.

The cyclical nature of the communication semiconductor industry affects our business and we have experienced a significant downturn since 2000.

After the severe downturn in the global telecommunication market in 2001 and 2002, the market showed signs of stability and mild recovery in the latter part of 2003. In 2004, the market for our products continued its recovery, but showed additional fluctuations in demand. In 2005 and the first quarter of 2006, while overall demand in our markets was essentially flat versus 2004, we saw a shifting in demand towards newer technologies that we introduced into the market in the last two years. Communication service providers, Internet service providers, regional Bell operating companies and interexchange carriers continue to closely monitor their capital expenditures. Spending on voice-only equipment is still slow while spending on equipment providing the efficient transport of data services on existing infrastructure appears to be slowly recovering. Demand for new, high bandwidth applications such as video conferencing, broadband audio and telephone is placing an increased burden on existing public network infrastructure. We cannot be certain that the market for our products will not decline in the future.

Our international business operations expose us to a variety of business risks.

Foreign markets are a significant part of our net product revenues. Foreign shipments accounted for 69% and 85% of our total net revenues for the three months ended March 31, 2006, and March 31, 2005, respectively. We expect foreign markets to continue to account for a significant percentage of our total net product revenues. A significant portion of our total net product revenues will, therefore, be subject to risks associated with foreign markets, including the following:

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

If the requirements for the earn-out provisions agreed to in connection with the acquisition of Mysticom are met, we may have to issue a number of shares of our common stock which may be dilutive to our stockholders.

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

We have made investments in early stage venture-backed, start-up companies that develop technologies that are complementary to our product roadmap. The following table summarizes these investments as of March 31, 2006:

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

ITEM 5. OTHER INFORMATION

1) On May 8, 2006, our Board of Directors of the Company resolved, by unanimous written consent, to: (1) pay an annual retainer of $5,000, to be paid in equal quarterly installments, to the Chair of the Compensation Committee, currently Erik H. van der Kaay, for service in such position in addition to fees payable for service as a director and for service on any committee of the Board; (2) pay an annual retainer of $5,000, to be paid in equal quarterly installments, to the Chair of the Strategic Planning Committee, currently Albert Paladino, for service in such position in addition to fees payable for service as a director and for service on any committee of the Board; and (3) to extend the term of options to purchase shares of our common stock granted to members of the Board of Directors from five (5) to seven (7) years.

2) Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that our Senior Vice President, Finance and Chief Financial Officer, Peter J. Tallian, has entered into a trading plan in accordance with Rule 10b5-1 and our policy governing transaction in our securities. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan, other than in future quarterly and annual reports on Forms 10-Q and 10-K filed with the SEC.

ITEM 6. EXHIBITS

Exhibit 10.1	Placement Agency Agreement, dated as of February 27, 2006, by and among TranSwitch Corporation, Thomas Weisel Partners LLC and Pacific Growth Equities, LLC. (previously filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K as filed on February 28, 2006).

Exhibit 10.2	Escrow Agreement, dated as of February 24, 2006, by and among TranSwitch Corporation, U.S. Bank National Association, Thomas Weisel Partners LLC and Pacific Growth Equities, LLC. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed on February 28, 2006).

Exhibit 31.1	CEO Certification pursuant to Rule 13a-14(a) and Rule 15-d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

Exhibit 31.2	CFO Certification pursuant to Rule 13a-14(a) and Rule 15-d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

Exhibit 32.1	CEO and CFO Certification pursuant to Rule 13a-14(b) and Rule 15-d-14(b) of the Securities Exchange Act of 1934, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSWITCH CORPORATION

May 10, 2006	/s/ Dr. Santanu Das
Date	Dr. Santanu Das Chief Executive Officer and President (Chief Executive Officer)

May 10, 2006	/s/ Peter J. Tallian
Date	Peter J. Tallian Senior Vice President, Chief Financial Officer and Treasurer (Chief Financial Officer and Chief Accounting Officer)