Form 10-Q
period 2006-09-30
TRANSWITCH CORP /DE
filed 2006-11-07
CIK 944739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

At October 31, 2006, there were 127,893,074 shares of Common Stock, par value $.001 per share, of the Registrant outstanding.

TRANSWITCH CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$57,076	$38,841
Short-term investments in marketable securities	4,921	33,861
Accounts receivable, net	4,972	3,784
Inventories	3,962	2,375
Prepaid expenses and other current assets	1,442	1,961

Total current assets	72,373	80,822

Property and equipment, net	2,961	3,508
Goodwill	4,843	—
Investments in non-publicly traded companies	2,965	970
Deferred financing costs, net	343	1,092
Other assets	1,409	434

Total assets	$84,894	$86,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,478	$490
Accrued expenses and other current liabilities	2,793	2,816
Accrued compensation and benefits	2,801	1,946
Accrued stock rotation and sales allowances	85	717
Accrued interest	—	747
Restructuring liabilities	907	721
Deferred revenue	238	—
5.45% Convertible Plus Cash NotesSM due 2007, net of debt discount of $1,791	28,363	—
Derivative liability	1,371	—

Total current liabilities	38,036	7,437

Restructuring liabilities	20,802	21,038
5.45% Convertible Plus Cash NotesSM due 2007, net of debt discount of $5,695	—	49,102
Derivative liability	—	6,040

Total liabilities	58,838	83,617

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value: 300,000,000 shares authorized; 127,758,529 and 108,345,342 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	128	108
Additional paid-in capital	344,883	314,697
Accumulated other comprehensive income (loss)	247	(28)
Accumulated deficit	(319,202)	(311,568)

Total stockholders’ equity	26,056	3,209

Total liabilities and stockholders’ equity	$84,894	$86,826

See accompanying notes to unaudited consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenues:
Product revenues	$8,197	$7,295	$27,229	$24,284
Service revenues	1,435	—	2,367	9

Total net revenues	9,632	7,295	29,596	24,293
Cost of revenues:
Cost of product revenues	2,468	1,625	6,975	6,506
Provision for excess and obsolete inventories	—	—	—	573
Cost of service revenues	675	—	1,066	—

Total cost of revenues	3,143	1,625	8,041	7,079

Gross profit	6,489	5,670	21,555	17,214
Operating expenses:
Research and development	5,047	4,369	15,627	16,215
Marketing and sales	2,924	2,019	8,845	7,132
General and administrative	1,429	1,305	4,549	3,777
Restructuring and asset impairment charges, net	—	197	403	2,724

Total operating expenses	9,400	7,890	29,424	29,848

Operating loss	(2,911)	(2,220)	(7,869)	(12,634)
Other income (expense):
Impairment of investments in non-publicly traded companies	—	—	—	(1,450)
Change in fair value of derivative liability	2,223	3,001	4,669	(64)
Loss on extinguishment of debt	—	—	(3,124)	—
Other income	85	—	85	—
Interest:
Interest income	759	781	1,964	2,226
Interest expense	(944)	(2,794)	(3,280)	(8,185)

Interest expense, net	(185)	(2,013)	(1,316)	(5,959)

Total other income (expense), net	2,123	988	314	(7,473)

Loss before income taxes	(788)	(1,232)	(7,555)	(20,107)
Income tax (benefit) expense	(63)	82	79	227

Net loss	$(725)	$(1,314)	$(7,634)	$(20,334)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.06)	$(0.20)

Basic and diluted average common shares outstanding	127,645	103,977	123,734	103,724

See accompanying notes to unaudited consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net loss	$(7,634)	$(20,334)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	3,239	3,469
Amortization of debt discount and deferred financing fees	1,775	4,400
Provision for excess and obsolete inventories	—	573
Provision (credit) for doubtful accounts	127	(194)
Loss on extinguishment of debt	3,124	—
Non-cash restructuring charges and asset impairments, net	184	594
Stock-based compensation expense	1,776	—
Impairment of investments in non-publicly traded companies	—	1,450
Change in fair value of derivative liability	(4,669)	64
Changes in operating assets and liabilities:
Accounts receivable	(1,076)	1,295
Inventories	(1,387)	(534)
Prepaid expenses and other assets	440	259
Accounts payable	965	(176)
Accrued expenses and other current liabilities	(1,498)	(3,995)
Deferred revenue	(337)	—
Restructuring liabilities	(51)	(972)

Net cash used by operating activities	(5,022)	(14,101)

Investing activities:
Capital expenditures	(1,640)	(2,139)
Investments in non-publicly traded companies	(1,996)	(288)
Acquisition of business, net of cash acquired	(769)	—
Purchases of short and long-term held-to-maturity investments	(4,921)	(2,732)
Proceeds from maturities of short and long-term held-to-maturity investments	33,861	78,445

Net cash provided by investing activities	24,535	73,286

Financing activities:
Issuance of common stock under employee stock plans	2,024	691
Net proceeds from issuance of common stock	18,869	—
Payment to extinguish debt	(22,175)	(24,442)

Net cash used by financing activities	(1,282)	(23,751)

Effect of exchange rate changes on cash and cash equivalents	4	(576)

Net change in cash and cash equivalents	18,235	34,858
Cash and cash equivalents at beginning of period	38,841	17,311

Cash and cash equivalents at end of period	$57,076	$52,169

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

Note 2. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of TranSwitch have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. Except as disclosed, these financial statements are prepared on a consistent basis with, and should be read in conjunction with, the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2005, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on February 21, 2006. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation for such periods. The results of operations for any interim period are not necessarily indicative of the results that may be achieved for the full year.

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

During the three and nine months ended September 30, 2006, the Company recorded $0.6 million and $1.8 million, respectively, in compensation expense related to share-based payment awards as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of Revenues	$29	$90
Research and Development	209	527
Marketing and Sales	201	569
General and Administrative	197	590

Total	$636	$1,776

Prior to adopting SFAS 123R, the Company accounted for share-based payment awards using the intrinsic value method of APB 25 and related interpretations. As such, the Company did not record compensation expense for employee share options, unless the awards were modified. The following table illustrates the effect on reported net loss and loss per share for the three and nine months ended September 30, 2005, as if the Company accounted for all share-based payment awards using the fair value method of SFAS 123R (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss:
Reported net loss	$(1,314)	$(20,334)
Stock-based employee compensation expense determined under fair value based method for all awards	(544)	(1,693)

Pro forma net loss	$(1,858)	$(22,027)

Basic and diluted loss per common share:
As reported	$(0.01)	$(0.20)
Pro forma	$(0.02)	$(0.21)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	September 30,
	2006	2005
Risk-free interest rate	4.59%	4.03%
Expected life in years	3.46	1.91
Expected volatility	94.18%	97.00%
Expected dividend yield	—	—

As of September 30, 2006, there were 24,762,497 stock options issued and outstanding under the Company’s stock option plans, of which 2,324,243 were unvested as of that date. The unamortized fair value of the unvested stock options was $1.5 million as of September 30, 2006. This will be recognized as compensation expense over the remaining vesting period of the options.

Note 4. Loss Per Common Share

Basic and diluted loss per common share is based upon the weighted average common shares outstanding during the periods. All “in-the-money” stock options for the three and nine month periods ended September 30, 2006 and 2005, respectively, and shares issuable upon the conversion of the 5.45% Convertible Plus Cash Notes due 2007 were anti-dilutive and therefore are not included in the calculation of loss per common share.

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

The total purchase price of Mysticom has been allocated, on a preliminary basis, in the Company’s consolidated financial statements as follows:

Cash	$271
Accounts receivable	239
Inventory	201
Prepaid and other assets	606
Property and equipment	369
Intellectual property	894
Goodwill	4,843
Obligation under deferred revenue	(575)
Accounts payable and accrued liabilities	(1,409)

Total purchase price	$5,439

The Company has allocated the cost to acquire Mysticom to its identifiable tangible and intangible assets and liabilities, with the remaining amount classified as goodwill. The Company made certain refinements to the allocation of the purchase price in the quarter ended September 30, 2006 and may make other adjustments as required.

Intellectual Property

The valuation of the purchased intellectual property was determined based on its estimated fair value at the acquisition date. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the purchased intellectual property. The purchased intellectual property is primarily being amortized ratably, based upon the recognition of the associated license revenue. Amortization expense of $0.1 million and $0.4 million was recognized during the three and nine months ended September 30, 2006, respectively.

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

Note 7. Inventories

The components of inventories are as follows:

	September 30, 2006	December 31, 2005
Raw material	$845	$323
Work-in-process	963	1,079
Finished goods	2,034	973

Total product inventories	3,842	2,375
Accumulated costs of licensing services	120	—

Total inventories	$3,962	$2,375

In the years ended December 31, 2005, 2004, 2003, 2002 and 2001, the Company recorded provisions for excess and obsolete inventories of $0.6 million, $0.6 million, $1.5 million, $4.8 million and $39.2 million, respectively. The effect of these inventory provisions was to write this excess inventory down to a new cost basis of zero. During the three and nine months ended September 30, 2006 and 2005, the Company sold certain products that had previously been written down to a cost basis of zero. The following table presents the impact on gross profit of excess and obsolete inventory charges and benefits:

	Three Months Ended September 30, 2006		Three Months Ended September 30, 2005
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %
Gross profit—as reported	$6,489	67%	$5,670	78%
Excess and obsolete inventory benefit	(483)	(5)%	(862)	(12)%

Gross profit—as adjusted	$6,006	62%	$4,808	66%

	Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2005
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %
Gross profit—as reported	$21,555	73%	$17,214	71%
Excess and obsolete inventory charge	—	—	573	2%
Excess and obsolete inventory benefit	(2,469)	(8)%	(2,164)	(9)%

Gross profit—as adjusted	$19,086	65%	$15,623	64%

Note 8. Comprehensive Loss

The components of comprehensive loss were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(725)	$(1,314)	$(7,634)	$(20,334)
Foreign currency translation adjustment	33	(262)	275	(576)

Total comprehensive loss	$(692)	$(1,576)	$(7,359)	$(20,910)

Note 9. Restructuring and Asset Impairment Charges

The Company reviews long-lived assets, which are held and used, including goodwill and other intangible assets, for impairment whenever changes in circumstances indicate that the carrying amount may not be recoverable.

In the three and nine month periods ended September 30, 2006, the Company recorded restructuring charges of zero and approximately $0.4 million, respectively. This year to date amount included approximately $0.2 million of additional costs for changes in estimates for restructuring actions taken at the Company’s European design centers in 2004 and 2005 and $0.2 million for changes in estimates relating to subleases at the Company’s facilities in Shelton, Connecticut.

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

A summary of the restructuring liabilities and activity follows:

	Activity for the Nine Months Ended September 30, 2006
	Restructuring Liabilities December 31, 2005	Restructuring Charges	Cash Payments	Non-cash Items	Adjustments and Changes in Estimates	Restructuring Liabilities September 30, 2006
Facility lease costs	$21,745	$—	$(179)	$—	$—	$21,566
Other	14	221	(37)	(237)	182	143

Totals	$21,759	$221	$(216)	$(237)	$182	$21,709

Note 10. Investments in Non-Publicly Traded Companies

The Company owns convertible preferred stock of Opulan Technologies Corp. (Opulan), and Metanoia Technologies, Inc. (Metanoia). In addition, the Company has a 3% limited partnership interest in Neurone Ventures II L.P (Neurone), part of a venture capital fund organized as a limited partnership. The Company accounts for these investments at cost. During the three and nine months ended September 30, 2006, the Company made additional investments totaling approximately $1.0 million and $2.0 million, respectively, substantially all of which was invested in Opulan. The financial condition of these companies is subject to significant changes resulting from their operating performance and their ability to obtain financing. The Company continually evaluates its investments in these companies for impairment.

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

Note 11. 5.45% Convertible Plus Cash NotesSM due 2007

As of September 30, 2006 and December 31, 2005, the remaining outstanding principal balance of the 5.45% Convertible Plus Cash Notes (the Plus Cash Notes) was $30.2 million and $54.8 million, respectively.

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

Auto-Conversion Make-Whole Provision

Pursuant to the terms of the Plus Cash Notes, the Company was obligated to pay additional interest equal to two full years of interest on the Plus Cash Notes (the auto-conversion make-whole provision), less any interest actually paid or provided for on the Plus Cash Notes if the Plus Cash Notes were automatically converted by the Company on or prior to September 30, 2005. The auto-conversion make-whole provision represented an embedded derivative that was required to be accounted for apart from the underlying Plus Cash Notes. At issuance of the Plus Cash Notes, the auto-conversion make-whole provision had an estimated initial fair value of $3.0 million, which was recorded as a discount to the Plus Cash Notes and a derivative liability on the consolidated balance sheets. The discount on the Plus Cash Notes is being accreted to par value through quarterly interest charges over the four-year term of the Plus Cash Notes. The auto-conversion make-whole provision could only be settled in cash, and accordingly, was classified as a derivative liability in the consolidated balance sheets during the period that the provision was available. The auto-conversion make-whole provision was adjusted to its fair value on a quarterly basis for the first two years that such Plus Cash Notes were outstanding, with the corresponding charge or credit to other expense or income. The estimated fair value of the auto-conversion make-whole provision was determined using the Monte Carlo simulation model. The model uses several assumptions including: historical stock price volatility, risk-free interest rate, remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability. For the three and nine month periods ended September 30, 2005, the Company recorded other income on the consolidated statements of operations for the change in fair value of the auto-conversion make-whole provision of approximately zero and $0.1 million, respectively. No other income or expense was recorded in the consolidated statements of operations for the change in fair value of the auto-conversion make-whole provision in the first nine months of 2006. The auto-conversion make-whole provision expired on September 30, 2005, thus there is no value to this provision after that date.

Holder’s Conversion Right

Pursuant to the terms of the Plus Cash Notes, these notes are convertible at the option of the holder, at anytime on or prior to maturity, other than on an auto-conversion date or a redemption date (holder’s conversion right). The holder’s conversion right represents an embedded derivative that is required to be accounted for apart from the underlying Plus Cash Notes. At issuance of the Plus Cash Notes, the holder’s conversion right had an estimated initial fair value of $20.3 million, which was recorded as a discount to the Plus Cash Notes and a derivative liability on the consolidated balance sheets. The discount on the Plus Cash Notes is being accreted to par value through quarterly interest charges over the four-year term of the Plus Cash Notes. Assuming the daily volume weighted average price determined according to the voluntary conversion provision in the Plus Cash Notes indenture is or remains below the threshold price of $2.61, the derivative related to the holder’s conversion right will be adjusted quarterly for changes in fair value during the period of time that any such Plus Cash Notes are outstanding and classified as a derivative liability, with the corresponding charge or credit to other expense or income. In subsequent periods, if the daily volume weighted average price of the Company’s common stock determined according to the voluntary conversion provision equals or exceeds the threshold price of $2.61, the embedded derivative financial instrument related to the holder’s conversion right will be adjusted to fair value with the corresponding charge or credit to other expense or income and then reclassified from total liabilities to stockholders’ equity. Changes in fair value during the period of time that any such Plus Cash Notes are outstanding and classified within stockholders’ equity, will be made by a corresponding charge or credit to additional paid-in-capital. The estimated fair value of the holder’s conversion right was determined using a lattice (trinomial) option-pricing model. The model uses several assumptions including: historical stock price volatility, risk-free interest rate, remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability. For the three months ended September 30, 2006 and 2005, the Company recorded other income on the consolidated statements of operations for the change in fair value of the holder’s conversion right of approximately $2.2 million and $3.0 million, respectively. For the nine months ended September 30, 2006 and 2005, the Company recorded other income or expense on the consolidated statements of operations for the change in fair value of the holder’s conversion right of approximately $4.7 million of income and $0.1 million of expense, respectively. At September 30, 2006 and December 31, 2005, the estimated fair value of the holder’s conversion right was approximately $1.4 million and $6.0 million, respectively. The recorded value of the holder’s conversion right related to the Plus Cash Notes can fluctuate significantly based on fluctuations in the fair value of the Company’s common stock.

For the three months ended September 30, 2006 and 2005, the Company amortized $0.4 million and $1.2 million, respectively, of debt discount related to the Plus Cash Notes as discussed above. For the nine months ended September 30, 2006 and 2005, the Company amortized $1.5 million and $3.6 million, respectively of debt discount related to the Plus Cash Notes as discussed above.

Note 12. Supplemental Cash Flow Information

The following represents supplemental cash flow information:

	Nine Months Ended September 30,
	2006	2005
Cash paid for interest	$2,123	$5,497

The following represents a supplemental schedule of non-cash investing and financing activities:
Conversion of 5.45% Plus Cash Notes into common stock	$2,715	$—
Issuance of common stock to settle Mysticom retention liabilities	$435	$—

Note 13. Issuance of Common Stock

On March 3, 2006, the Company completed an offering of shares of common stock that resulted in the sale of 13,766,667 shares, with proceeds to the Company, after placement agency fees and expenses, of $18.9 million. The shares were offered under the Company’s previously filed shelf registration statement which was declared effective by the Securities and Exchange Commission (SEC) on April 20, 2004, and a final prospectus supplement dated February 27, 2006.

In connection with the acquisition of Mysticom, the Company assumed liabilities under retention agreements with certain Mysticom employees. In February of 2006, the Company issued 243,660 shares of common stock, with a total value of approximately $0.4 million, to certain Mysticom employees in settlement of retention liabilities assumed in connection with the acquisition.

Note 14. New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and disclosure for uncertain tax positions, as defined, and seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not believe that the adoption of FIN 48 will have a significant impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. This statement simplifies and codifies fair value related guidance previously issued and is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that SFAS 157 will significantly impact its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year unadjusted errors in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires registrants to apply the new guidance the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The Company does not believe that SAB 108 will significantly impact its financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided as a supplement to the accompanying unaudited consolidated financial statements and footnotes in Item 1 to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. The MD&A is organized as follows:

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

Critical accounting policies and use of estimates. This section discusses those accounting policies that are considered important to our financial condition and operating results and may require significant judgment and estimates on the part of management in their application.

Results of operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2006 and 2005. In addition, a brief description is provided of transactions and events that impact the comparability of the reported results.

Liquidity and capital resources. This section provides an analysis of our cash position and cash flows and discusses our financing arrangements. In this section, we also summarize related party transactions and recent accounting pronouncements.

Factors that may affect future results. In Item 1A of Part II, we describe certain risk factors that affect our quarterly and annual results and may be difficult to predict.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, and any documents incorporated herein by reference may contain, forward-looking statements that involve risks and uncertainties. When used in this document, the words, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “expect” and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements as a result of risk factors including those set forth under “FACTORS THAT MAY AFFECT FUTURE RESULTS” in our Annual Report on Form 10-K as filed with the SEC on February 21, 2006 and our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2006 as filed with the SEC on May 10, 2006 and for the quarter ended June 30, 2006 as filed with the SEC on August 7, 2006, and elsewhere in this report. You should read this discussion in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto included in this report.

OVERVIEW

TranSwitch is a Delaware corporation incorporated on April 26, 1988. We design, develop and market highly integrated semiconductor devices, also referred to as very large scale integration (VLSI) devices, which provide core functionality in voice and data communications network equipment deployed in the global communications network infrastructure. In addition to their high degree of functionality, our products incorporate digital and mixed-signal (analog and digital) processing capabilities, providing comprehensive system-on-a-chip (SOC) solutions to our customers.

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

After the severe downturn in the global telecommunication market in 2001 and 2002, the market showed signs of stability and mild recovery in the latter part of 2003. In 2004 and 2005, the market for our products continued its recovery, but showed additional fluctuations in demand. In the first nine months of 2006, overall demand in our markets was up modestly versus the comparable period in 2005. We saw a shifting in demand towards newer technologies that we introduced into the market in the last two years. Communication service providers, Internet service providers, regional Bell operating companies and interexchange carriers continue to closely monitor their capital expenditures. Spending on voice-only equipment is still slow while spending on equipment providing the efficient transport of data services on existing infrastructure appears to be slowly recovering. Demand for new, high bandwidth applications such as video conferencing, broadband audio and telephone are placing an increased burden on existing public network infrastructure.

On January 30, 2006, we completed our acquisition of Mysticom Ltd. (Mysticom), an Israel-based, privately-held developer of high-performance, low-power, multi-Gigabit Ethernet transceivers for the communications industry.

For the years ended December 31, 2005 and 2004, our revenues were $32.9 million and $33.7 million, respectively. This was up from revenues of $23.8 million for the fiscal year 2003. For the three months ended September 30, 2006, our revenues were $9.6 million compared to $7.3 million in the same period last year. For the nine months ended September 30, 2006 and 2005, our revenues were $29.6 million and $24.3 million, respectively. Revenues from Mysticom were $1.5 million and $2.6 million for the three and nine months ended September 30, 2006. We believe that our continuing investment in product development has positioned us to take advantage of market growth.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports will be made available free of charge through the Investor Relations section of the Company’s Internet website (http://www.transwitch.com) as soon as practicable after such material is electronically filed with, or furnished to, the SEC. Material contained on our website is not incorporated by reference in this report. Our executive offices are located at Three Enterprise Drive, Shelton, CT 06484.

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

We consider the most critical accounting policies and uses of estimates in our unaudited consolidated financial statements to be those related to:

(1)	net revenues, cost of revenues and gross profit;

(2)	the derivative liability associated with our 5.45% Convertible Plus Cash NotesSM due 2007;

(3)	estimated excess inventories;

(4)	estimated restructuring liabilities; and

(5)	valuations of investments in non-publicly traded companies.

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

At the time of shipment, we record a reduction to revenue (with a related liability) to accrue for future price protection. This liability is established based on historical experience and contractually agreed to provisions. We had established liabilities of less than $0.1 million as of September 30, 2006 and December 31, 2005, for price protection and sales allowances related to shipments that were recorded as revenue during the preceding twelve months. Should our actual experience differ from our estimated liabilities, there could be adjustments (either favorable or unfavorable) to our net revenues, cost of revenues and gross profits.

We also record, at the time of shipment, a reduction to revenue (with a related liability) and an inventory asset against product cost of revenues to establish a provision for the gross margin related to future returns under our distributor stock rotation program. As of September 30, 2006, we had established a liability of less than $0.1 million against our gross product revenues and an inventory asset of less than $0.1 million against our product cost of revenues, for a net stock rotation reserve of less than $0.1 million. This compares to a liability of $0.7 million and an inventory asset of $0.1 million for a net stock rotation reserve of $0.6 million as of December 31, 2005. Should our actual experience differ from our estimated liabilities, there could be adjustments (either favorable or unfavorable) to our net revenues, cost of revenues and gross profits.

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

During the three months ended September 30, 2006 and 2005, we recorded other income of $2.2 million and $3.0 million, respectively, to reflect the change in fair value of our derivative liability, which is calculated below:

(Tabular dollars in thousands, except per share amounts)	September 30, 2006	June 30, 2006	September 30, 2005	June 30, 2005
Closing price of our common stock used to value our derivative liability	$1.41	$2.11	$1.72	$2.05
Estimated fair value of Auto-Conversion Make Whole Provision	-	-	-	1
Estimated fair value of Holder’s Conversion Right	1,371	3,594	8,599	11,599

Total Liability	$1,371	$3,594	$8,599	$11,600

Total change in fair value determined during the three months ended September 30, 2006 and 2005 and recorded as other income.	$2,223		$3,001

At each balance sheet date, we adjust the derivative financial instruments to their estimated fair value and analyze the holder’s conversion right to determine its classification as a liability or equity. As of September 30, 2006 and December 31, 2005, the estimated fair value of our derivative liability was $1.4 million and $6.0 million, respectively, all of which relates to the holder’s conversion right. The auto-conversion make-whole provision expired on September 30, 2005, thus there is no value to this provision after that date. The estimated fair value of the auto-conversion make-whole provision and holder’s conversion right were determined using the Monte Carlo simulation model and a lattice (trinomial) option-pricing model, respectively. These models use several assumptions including: historical stock price volatility, risk-free interest rates, remaining maturity, and the closing price of our common stock to determine estimated fair value of our derivative liability. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock during each quarterly period. Accordingly, we have calculated the fair value of the derivative liability as shown in the following different scenarios. We have included the change in the fair value of the derivative liability below based on all assumed estimates remaining the same except for our common stock price.

(Tabular dollars in thousands, except per share data)

% change from our actual common stock price of $1.41 as of September 30, 2006	(50)%	(25)%	(10)%	Actual	10%	25%	50%
Closing price of our common stock used to value our derivative liability	$0.71	$1.06	$1.27	$1.41	$1.55	$1.76	$2.12
Estimated fair value of our derivative liability as of September 30, 2006	$242	$699	$1,079	$1,371	$1,689	$2,212	$3,213
Change in fair value of our derivative liability determined during the third quarter of 2006 and recorded as other income	$3,352	$2,895	$2,515	$2,223	$1,905	$1,382	$381
Incremental other income (expense) that would have been recorded in the third quarter of 2006	$1,129	$672	$292	$—	$(318)	$(841)	$(1,842)

As of September 30, 2006 and December 31, 2005, these embedded derivative financial instruments were recorded and classified as a derivative liability on our consolidated balance sheets because the daily volume weighted average price of our common stock determined according to the voluntary conversion provision contained in the Plus Cash Notes indenture was below the threshold price of $2.61 as set forth in the terms of the Plus Cash Notes. Thus, if any holders of the Plus Cash Notes voluntarily converted their Plus Cash Notes, we would have to pay the plus cash amount in cash. Assuming the daily volume weighted average price of our common stock remains below the threshold price, this embedded derivative related to the holder’s conversion right will continue to be classified as a liability and adjusted quarterly for changes in fair value during the period of time that any such Plus Cash Notes are outstanding, with the corresponding charge or credit to other expense or income.

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

Estimated Excess Inventories. We periodically review our inventory levels to determine if inventory is stated at the lower of cost or net realizable value. The telecommunications and data communications industries have experienced a significant downturn during the past several years. As a result, we continually evaluate our inventory position based on known backlog of orders, projected sales and marketing forecasts, shipment activity and inventory held at our significant distributors. During the nine months ended September 30, 2006 and 2005, we recorded charges for estimated excess and obsolete inventories of approximately zero and $0.6 million, respectively. We also recorded estimated excess inventory charges of approximately $0.6 million, $0.6 million, $1.5 million, $4.8 million and $39.2 million in fiscal years ending 2005, 2004, 2003, 2002 and 2001, respectively. Most of these products have not been disposed of and remain in our inventory.

During the three months ended September 30, 2006 and 2005, we recorded net product revenues of approximately $1.6 million and $2.9 million, respectively, on shipments of excess inventory that had previously been written down to their estimated net realizable value. This resulted in gross margins of approximately 98% in the third quarter of 2006 and approximately 98% in the third quarter of 2005 on these product revenues. Had these products been sold at our historical average cost basis, a 69% and 68% gross margin would have been recorded on these product shipments for the three months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006 and 2005, we recorded net product revenues of approximately $7.9 million and $8.4 million, respectively, on shipments of excess inventory that had previously been written down to their estimated net realizable value. This resulted in gross margins of approximately 99% in the first nine months of 2006 and approximately 95% in the first nine months of 2005 on these product revenues. Had these products been sold at our historical average cost basis, a 68% and 70% gross margin would have been recorded on these product shipments for the nine months ended September 30, 2006 and 2005, respectively. We currently do not anticipate that a significant amount of the excess inventories subject to the write-downs described above will be used in the future based upon our current demand forecast. Should our actual future demand exceed the estimates that we used in writing down our excess inventories, we will recognize a favorable impact to cost of revenues and gross profits. Should demand fall below our current expectations, we may record additional inventory write-downs which will result in a negative impact to cost of revenues and gross profits.

Estimated Restructuring Liabilities. In the three and nine months ended September 30, 2006, we recorded restructuring charges of zero and approximately $0.4 million, respectively. During the fiscal years ended December 31, 2005, 2004 and 2003, we recorded restructuring charges and asset impairments totaling $2.7 million, $1.1 million and $2.5 million, respectively, related to employee termination benefits and costs to exit certain facilities, net of sub-lease benefits. At September 30, 2006 and December 31, 2005, the restructuring liabilities were $21.7 million and $21.8 million, respectively, on our consolidated balance sheets. Certain assumptions are used by us to derive this estimate, including future maintenance costs, price escalation and sublease income derived from these facilities. Should we negotiate additional sublease rental income agreements or reach a settlement with our lessors to be released from our existing obligations, we could realize a favorable benefit to our results of future operations. Should future lease, maintenance or other costs related to these facilities exceed our estimates, we could incur additional expenses in future periods.

Valuation of Investments in Non-Publicly Traded Companies. Since 1999, we have been making strategic equity investments in non-publicly traded companies that develop technologies that are complementary to our product road map. Depending on our level of ownership and whether or not we have the ability to exercise significant influence, we account for these investments on either the cost or equity method, and review such investments periodically for impairment. The appropriate reductions in carrying values are recorded when, and if, necessary. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, we carefully consider the investee’s cash position, projected cash flows (both short and long-term), financing needs, most recent valuation data, the current investing environment, management / ownership changes, and competition. This evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. During the third quarter of 2006, we made additional investments totaling approximately $1.0 million, substantially all of which was in Opulan, to our existing portfolio of investments in non-publicly traded companies. The total investment in non-public companies was $3.0 million and $1.0 million as of September 30, 2006 and December 31, 2005, respectively. (For further discussion, please refer to Note 10, Investments in Non-Publicly Traded Companies in our Consolidated Financial Statements). Impairment charges related to our investments in non-publicly traded companies for the nine months ended September 30, 2006 and 2005 were zero and $1.5 million, respectively. We use the modified equity method of accounting to determine the impairment loss for certain investments, as it was determined that no better current evidence of the value of our cost method investments existed and we believe that this gives us the best basis for our estimate given the negative cash flows of these companies. The modified equity method of accounting results in recording an impairment loss on a cost method investment equal to the investor’s proportionate share of the investee’s losses as its contributed capital is consumed to fund operating losses of the investee from the inception of the investor’s investment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenues:
Product revenues	85%	100%	92%	100%
Service revenues	15%	0%	8%	0%

Total net revenues	100%	100%	100%	100%
Cost of revenues:
Product cost of revenues	26%	22%	23%	27%
Provision for excess inventories	0%	0%	0%	2%
Service cost of revenues	7%	0%	4%	0%

Total cost of revenues	33%	22%	27%	29%

Gross profit	67%	78%	73%	71%
Operating expenses:
Research and development	52%	60%	53%	67%
Marketing and sales	30%	27%	30%	29%
General and administrative	15%	18%	15%	16%
Restructuring and asset impairment charges, net	0%	3%	1%	11%

Total operating expenses	97%	108%	99%	123%

Operating loss	(30)%	(30)%	(26)%	(52)%

Net Revenues

Net revenues, including product and service revenues, were $9.6 million and $29.6 million for the three and nine months ended September 30, 2006, respectively. Net revenues from Mysticom were $1.5 million and $2.6 million for the three and nine months ended September 30, 2006, respectively. This is an increase of 32% and 22% from the three and nine months ended September 30, 2005, respectively. The following table summarizes our net product revenue mix by product line for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30, 2006		Three Months Ended September 30, 2005		Percentage Increase (Decrease) in Product Line Revenues
Tabular dollars in thousands	Product Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues
SONET/SDH	$5,806	71%	$4,900	67%	16%
Asynchronous/PDH	1,658	20%	1,173	16%	41%
ATM/IP	733	9%	1,222	17%	(40)%

Total	$8,197	100%	$7,295	100%	12%

	Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2005		Percentage Increase (Decrease) in Product Line Revenues
Tabular dollars in thousands	Product Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues
SONET/SDH	$17,843	65%	$13,851	57%	29%
Asynchronous/PDH	4,875	18%	4,557	19%	7%
ATM/IP	4,511	17%	5,876	24%	(23)%

Total	$27,229	100%	$24,284	100%	12%

The 12% increase in product revenues for the third quarter of 2006 versus the comparable period of 2005 reflects increased sales of our Asynchronous/PDH products, including our Dart and QE1F-Plus and increased sales of our SONET/SDH products, including our Ethermap products. This was partially offset by decreased volume of our ATM/IP products. For the nine months ended September 30, 2006, product revenues increased 12% from the comparable period of 2005. This reflects increased sales of our SONET/SDH products, including our SOT-3, Envoy and Ethermap products. This was partially offset by decreased volume of our ATM/IP products.

Service revenues consist of license, implementation and maintenance service sales generated by our Mysticom subsidiary, which we acquired on January 30, 2006.

International net product revenues represented approximately 79% and 77% of net product revenues for the three and nine months ended September 30, 2006.

Gross Profit

The following table presents the impact on gross profit of excess and obsolete inventory charges and benefits:

	Three Months Ended September 30, 2006		Three Months Ended September 30, 2005
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %
Gross profit—as reported	$6,489	67%	$5,670	78%
Excess and obsolete inventory charge	—	—	—	—%
Excess and obsolete inventory benefit	(483)	(5)%	(862)	(12)%

Gross profit—as adjusted	$6,006	62%	$4,808	66%

	Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2005
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %
Gross profit—as reported	$21,555	73%	$17,214	71%
Excess and obsolete inventory charge	—	—	573	2%
Excess and obsolete inventory benefit	(2,469)	(8)%	(2,164)	(9)%

Gross profit—as adjusted	$19,086	65%	$15,623	64%

Total gross profit for the three months ended September 30, 2006, increased by approximately $0.8 million, or 14% from the comparable period of the prior year. The increase in gross profit reflects the increase in gross profit from service revenues for the third quarter of 2006 and the increase in sales of our newer products, which generally yield a higher margin than our established products. These increases were partially offset by the high volume of our DART products that were sold in the third quarter of 2006. These products have a low gross margin. Total gross profit for the nine months ended September 30, 2006, increased by approximately $4.3 million, or 25% from the comparable period of the prior year. The increase in gross profit reflects the impact of gross profit from increased service revenues and an increase in sales of our newer products, which generally yield a higher margin than our established products. The increase in gross profit also reflects higher sales of products that had previously been written down to a cost basis of zero. Also, in the first nine months of 2005, gross profit was negatively impacted by an excess inventory charge of $0.6 million.

Service gross margin of $0.8 million and $1.3 million during the three and nine months ended September 30, 2006, respectively, is due to service revenues from Mysticom, the company acquired in the first quarter of 2006.

Excluding the benefit from sales of previously written down inventory and the impact of excess and obsolete inventory charges, gross profit as a percentage of net revenues decreased 4% and increased 1% for the three and nine months ended September 30, 2006 as compared to the same periods in the prior year. We anticipate that gross profit will continue to be impacted by fluctuations in the volume and mix of our product shipments as well as material costs, yield and the fixed cost absorption of our product operations.

Research and Development

Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to electronic design automation tools, subcontracting and fabrication costs, depreciation and amortization and facilities expenses. During the quarter ended September 30, 2006, research and development expenses increased $0.7 million, or 16% over the comparable period of 2005. This increase reflects increased costs for research and development spending at Mysticom of approximately $0.5 million and $0.2 million of stock-based compensation expense due to the implementation of SFAS 123R.

During the nine months ended September 30, 2006, research and development expenses decreased $0.6 million, or 4% over the comparable period of 2005. This decrease reflects the positive impact of restructuring actions taken during 2005, which included the closure of our design center in France and workforce reductions in our U.S. and Swiss design locations. In addition, depreciation costs were down $0.5 million from the first nine months of 2005, reflecting our reduced capital spending in recent periods and the wind-down of depreciation of assets purchased in 2001 and 2002. These decreases were partially offset by increased costs for research and development spending at Mysticom of approximately $1.1 million and $0.5 million of stock-based compensation expense, due to the implementation of SFAS 123R.

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

Marketing and Sales

Marketing and sales expenses consist primarily of personnel-related expenses, trade show expenses, travel expenses and facilities expenses. Marketing and sales expenses increased by approximately $0.9 million, or 45% for the three months ended September 30, 2006, compared to the same period in the prior year. This increase includes approximately $0.3 million of increased salaries and commissions resulting from the higher revenues in the third quarter of 2006 as compared to the third quarter of 2005, increased stock-based compensation expense of $0.2 million due to the implementation of SFAS 123R and expenses relating to Mysticom of $0.1 million. Also, in the third quarter on 2005, there was a benefit of approximately $0.3 million due to the recovery of previously written-off receivables.

For the nine months ended September 30, 2006 marketing and sales expenses increased by approximately $1.7 million, or 24% compared to the nine months ended September 30, 2005. This increase includes approximately $0.5 million of increased salaries and commissions resulting from the higher revenues in the first nine months of 2006 as compared to the comparable period of 2005, increased stock-based compensation expense of $0.6 million due to the implementation of SFAS 123R and expenses relating to Mysticom of $0.4 million. Also, the third quarter on 2005 included a benefit due to the recovery of previously written-off receivables.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, professional and legal fees and facilities expenses. The increase in general and administrative expenses of approximately $0.1 million for the three months ended

September 30, 2006, compared to the same period in the prior year reflects general and administrative spending at Mysticom of $0.2 million as well as $0.2 million of stock-based compensation expense due to the implementation of SFAS 123R. Those increases were partially offset by decreased professional and consulting fees in the third quarter of 2006 as compared to the third quarter of 2005.

For the nine months ended September 30, 2006 general and administrative expenses increased $0.8 million as compared to the nine months ended September 30, 2005. This increase includes general and administrative spending at Mysticom of $0.5 million as well as $0.6 million of stock-based compensation expense due to the implementation of SFAS 123R, all of which was partially offset by decreased professional and consulting fees.

Restructuring and Asset Impairment Charges, net

During the three and nine months ended September 30, 2006, we recorded restructuring charges of zero and approximately $0.4 million, respectively. This year to date amount included approximately $0.2 million of additional costs for changes in estimates for restructuring actions taken at the Company’s European design centers in 2004 and 2005 and $0.2 million for changes in estimates relating to subleases at our facilities in Shelton, Connecticut.

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

Change in Fair Value of Derivative Liability

For the three months ended September 30, 2006, we recorded non-cash other income of approximately $2.2 million to reflect the change in the fair value of the derivative liability resulting from issuance of the Plus Cash Notes. This compares to $3.0 million of non-cash other income that we recorded for the three months ended September 30, 2005.

For the nine months ended September 30, 2006, we recorded non-cash other income of approximately $4.7 million to reflect the change in the fair value of the derivative liability resulting from issuance of the Plus Cash Notes. This compares to $0.1 million of non-cash other expense that we recorded for the nine months ended September 30, 2005. (For further discussion, please refer to Item 1, Note 11 of our Unaudited Consolidated Financial Statements).

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

Interest Expense, net

Interest expense, net was $0.2 million for the three months ended September 30, 2006. This is a decrease of approximately $1.8 million as compared to the three months ended September 30, 2005, reflecting lower interest expense partially offset by lower interest income. Interest expense decreased from $2.8 million in the third quarter of 2005 to $0.9 million in 2006 due to lower debt balances resulting from the exchanges of the Plus Cash Notes in 2006 and 2005, as well as the maturing of our outstanding 4.50% Notes, which we paid in full on September 12, 2005. Interest income decreased by less than $0.1 million in the third quarter of 2006 compared to the third quarter of 2005, as lower cash and investment balances more than offset the impact of higher market yields. At September 30, 2006 and 2005, the effective interest rate on our interest-bearing securities was approximately 5.2% and 2.9%, respectively.

Interest expense, net was $1.3 million and $6.0 million for the nine months ended September 30, 2006 and 2005, respectively. Interest expense decreased $4.9 million in the first nine months of 2006 as compared to the comparable period of 2005 due to lower debt balances resulting from the exchanges of the Plus Cash Notes in 2006 and 2005, as well as the maturation of our outstanding 4.50% Notes, which we paid in full on September 12, 2005. Interest income decreased $0.3 million in the first nine months of 2006 as compared to the first nine months of 2005, as lower cash and investment balances more than offset the impact of higher market yields.

Income Tax Expense

For the three months ended September 30, 2006, we recorded an income tax benefit of $0.1 million as compared to $0.1 million of income tax expense that was recorded for the three months ended September 30, 2005. For the nine months ended September 30, 2006 and 2005, income tax expense was $0.1 million and $0.2 million, respectively. The amounts that were recorded reflect income taxes on the earnings of certain of our foreign subsidiaries.

During the three months ended September 30, 2006 and 2005, we evaluated our deferred income tax assets as to whether it is “more likely than not” that the deferred income tax assets will be realized. In our evaluation of the realizability of deferred income tax assets, we consider projections of future taxable income, the reversal of temporary differences and tax planning strategies. We have determined that it is not “more likely than not” that all of the deferred income tax assets will be realized. Accordingly, a valuation allowance was recorded for all of our net deferred income tax assets. In future periods, we will not recognize a deferred tax benefit and will maintain a deferred tax valuation allowance until we achieve sustained taxable income. Additionally, in the future, we expect our current income tax expense to be related to taxable income generated by our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006 and December 31, 2005, we had total cash, cash equivalents and investments in marketable securities of approximately $62.0 million and $72.7 million, respectively. This is our primary source of liquidity, as we are not currently generating positive cash flow from our operations. Details of our cash inflows and outflows for the nine months ended September 30, 2006, as well as a summary of our cash, cash equivalents and investments in marketable securities and future commitments follow:

Cash, Cash Equivalents and Investments

We have financed our operations and have met our capital requirements since incorporation in 1988 primarily through private and public issuances of equity securities, convertible notes, bank borrowings and, for certain years, cash generated from operations. Our principal sources of liquidity as of September 30, 2006 consisted of $57.1 million in cash and cash equivalents and $4.9 million in short-term investments, for a total of $62.0 million. Cash equivalents are instruments with original maturities of less than 90 days, short-term investments have original maturities of greater than 90 days but remaining maturities of less than one year and long-term investments have remaining maturities of greater than one year. Our cash equivalents and investments as of September 30, 2006, consist of money market instruments, overnight repurchase investments and commercial paper.

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

	September 30, 2006	December 31, 2005	Change	September 30, 2005	December 31, 2004	Change
Cash and Cash equivalents	$57,076	$38,841	$18,235	$52,169	$17,311	$34,858
Short term investments	4,921	33,861	(28,940)	41,657	85,193	(43,536)
Long term investments	—	—	—	—	32,178	(32,178)

Total Cash and investments	$61,997	$72,702	($10,705)	$93,826	$134,682	($40,856)

Cash Inflows and Outflows

During the nine months ended September 30, 2006, the net increase in cash and cash equivalents was $18.2 million compared to a net increase of $34.9 million during the nine months ended September 30, 2005. As reported on our consolidated statements of cash flows, our change in cash and cash equivalents during the nine months ended September 30, 2006 and 2005 is summarized as follows:

	Nine months ended September 30,
Tabular dollars in thousands	2006	2005
Net cash used by operating activities	$(5,022)	$(14,101)
Net cash provided by investing activities	24,535	73,286
Net cash used by financing activities	(1,282)	(23,751)
Effect of foreign exchange rate changes	4	(576)

Change in cash and cash equivalents	$18,235	$34,858

Details of our cash inflows and outflows are as follows during the nine months ended September 30, 2006:

Operating Activities: During the nine months ended September 30, 2006, we used $5.0 million in cash and cash equivalents in operating activities as compared with $14.1 million used during the same prior year period. For the nine months ended September 30, 2006, this was comprised primarily of our net loss of $7.6 million and an increase in working capital of $2.9 million, the net change in operating assets and liabilities reflected on our consolidated statements of cash flows, partially offset by non-cash charges totaling $5.5 million. The components of our net loss are detailed in our Results of Operations section included above in this Item. Components of our significant non-cash adjustments are as follows:

Non-cash Adjustments	Nine months ended September 30, 2006 (amounts in thousands)	Explanation of Non-cash Activity
Depreciation and amortization	$5,014	Consists of depreciation of property and equipment as well as amortization of intangibles, debt discount and deferred financing fees.
Change in fair value of derivative liability	(4,669)	We recorded other income to reflect the change in the fair value of our derivative liability.
Loss on extinguishment of debt	3,124	We issued an aggregate of 1,500,000 shares of our common stock plus approximately $22.2 million cash in exchange for $24.6 million in aggregate original principal amount of the Plus Cash Notes.
Other non-cash items, net	2,087	Other non-cash items include items such as adjustments to our restructuring liability, adjustments to our allowance for doubtful accounts and non-cash stock-based compensation.

Total non-cash adjustments to net loss	$5,556

Investing Activities: Cash generated by investing activities was $24.5 million for the nine months ended September 30, 2006, as compared with $73.3 million provided by investing activities in the nine months ended September 30, 2005. Specific investing activity during the nine months ended September 30, 2006 and 2005 was as follows:

•	During the nine months ended September 30, 2006, we invested approximately $1.6 million in design tools and capital equipment. This compares to $2.1 million in the same period of 2005.

•	We invested approximately $2.0 million and $0.3 million in non-publicly traded companies during the nine months ended September 30, 2006 and 2005, respectively.

•	During the first nine months of 2006, we used cash of approximately $0.8 million, net, to acquire Mysticom.

•	Our net proceeds from short- and long-term investments during the nine months ended September 30, 2006, was $28.9 million as compared to a net proceeds of $75.7 million in the same period of 2005.

Financing Activities: Net cash used by financing activities was $1.3 million during the nine months ended September 30, 2006. In February 2006, we entered into an Exchange Agreement providing for the exchange of approximately $24.6 million in aggregate principal amount of our Plus Cash Notes and accrued interest of $0.4 million in exchange for an aggregate of 1,500,000 shares of our common stock plus cash of approximately $22.6 million. In March 2006, we completed an offering of shares of common stock resulting in the total sale of 13,766,667 shares, with net proceeds to us, after placement agency fees and expenses, of $18.9 million. The shares were offered under our previously filed shelf registration statement, which was declared effective by the Securities and Exchange Commission (SEC) on April 20, 2004, and a final prospectus supplement dated February 27, 2006. During the first nine months of 2006, we also received proceeds of approximately $2.0 million from the issuance of common stock under our employee stock plans.

Net cash used by financing activities was $23.8 million during the nine months ended September 30, 2005. In September 2005, we paid in full all of our outstanding 4.50% Notes, which matured on September 12, 2005. The aggregate principal amount of the Notes outstanding was approximately $24.4 million. This was partially offset by approximately $0.6 million of proceeds from the issuance of common stock under our employee stock plans.

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

We have existing commitments to make future interest payments on our Plus Cash Notes and to redeem these notes in September 2007. Over the remaining life of the Plus Cash Notes, we expect to accrue and pay approximately $1.6 million in interest to the holders thereof.

We have outstanding operating lease and other contractual commitments of approximately $36.5 million, payable over the next eleven years. Some of these commitments are for space that is not being utilized and, for which we recorded restructuring charges in prior periods. We are in the process of trying to sublease additional excess space but it is unlikely that any sublease income generated will offset the entire future commitment. As of September 30, 2006, we have sublease agreements totaling approximately $6.6 million to rent portions of our excess facilities over the next four years. We currently believe that we can fund these lease commitments in the future; however, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

New Accounting Pronouncements

The new accounting pronouncements are described in Note 14, New Accounting Pronouncements in our Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We have investments in money market accounts, government securities and commercial paper that earn interest income that is a function of the market rates. As a result, we have exposure to changes in interest rates. For example, if interest rates were to decrease by one half percentage point from their current levels, our potential interest income for the remainder of 2006, assuming a constant cash balance, would decrease by approximately $0.1 million. We do, however, expect our cash balance to decline during the last quarter of 2006 and expect that our interest income will therefore also decrease proportionately.

Foreign Currency Exchange Risk. As substantially all of our net revenues are currently made or denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. For the nine months ended September 30, 2006, product revenues from customers outside of the United States were approximately $20.9 million. We incur a portion of our expenses in currencies other than U.S. dollars. For the nine months ended September 30, 2006, operating expenses incurred in foreign currency were approximately 28% of our total operating expenses. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in hedging. We do not enter into derivative financial instruments for trading or speculative purposes. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

Fair Value of Financial Instruments. As of September 30, 2006, our current liabilities consisted of convertible notes with interest at a fixed rate of 5.45%. Consequently, we do not have significant interest rate exposure on the cash flow associated with our convertible notes. However, the fair market value of the convertible notes is subject to significant fluctuation due to changes in market interest rates and their convertibility into shares of our common stock pursuant to their terms. The fair market value of our outstanding Plus Cash Notes was approximately $28.8 million (face value of $30.2 million) and $52.6 million (face value of $54.8 million) at September 30, 2006, and December 31, 2005, respectively. Among other factors, changes in interest rates and the price of our common stock affect the fair value of our convertible notes. For further discussion, please refer to Critical Accounting Policies and Use of Estimates in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on and analysis of our derivative liability associated with our Plus Cash Notes.

Changes in Market Risk. There have been no significant changes in our market risks since December 31, 2005.

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

During the three months ended September 30, 2006, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Our actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in our filings with the SEC. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006. The Risk Factors included in the Form 10-K and Form 10-Q from the first quarter 2006 and second quarter 2006 have not materially changed.

ITEM 5. OTHER INFORMATION

On October 19, 2006 the Company disclosed that its Senior Vice President, Chief Financial Officer and Treasurer and Principal Accounting Officer, Peter J. Tallian, resigned on October 17, 2006 to become Chief Financial Officer of Distributed Energy Systems Corporation. Mr. Tallian plans to remain with the Company through November 10, 2006 and will assist with transition matters.

On October 19, 2006 the Company disclosed that Theodore Quinlan has accepted the position of Vice President of Finance and Controller of the Company effective immediately. Mr. Quinlan will also be the Principal Accounting Officer. Mr. Quinlan joined the Company as interim Vice President, Controller in July 2006. Prior to joining the Company, Mr. Quinlan was an independent financial consultant for various corporations from 2005 to 2006. Prior to that time, Mr. Quinlan held the position of Vice President, Finance and Controller for Molecular Staging, Inc. from 2001 to 2005. Mr. Quinlan holds a Bachelor of Science degree in Business Administration from State University of New York College at Oswego and a Master of Business Administration from Syracuse University. Mr. Quinlan is 50 years old.

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

TRANSWITCH CORPORATION

November 7, 2006	/s/ Dr. Santanu Das
Date	Dr. Santanu Das Chief Executive Officer and President (Chief Executive Officer)

November 7, 2006	/s/ Peter J. Tallian
Date	Peter J. Tallian Senior Vice President, Chief Financial Officer and Treasurer (Chief Financial Officer and Chief Accounting Officer)