Form 10-K
period 2006-12-31
TRANSWITCH CORP /DE
filed 2007-03-06
CIK 944739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Telephone (203) 929-8810

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	Nasdaq Global Market

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

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the Registrant, on June 30, 2006 was approximately $197.3 million. At February 28, 2007, as reported on the Nasdaq Global Market, there were 132,036,541 shares of common stock, par value $.001 per share, of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference in Part III of this Form 10-K Report:

(1) Proxy Statement for the Registrant’s 2007 Annual Meeting of Shareholders—Items 10, 11, 12, 13 and 14.

Item 1.	Business

The following description of our business should be read in conjunction with the information included elsewhere in this document. The description contains certain forward-looking statements that involve risks and uncertainties. When used in this document, the words “intend”, “anticipate”, “believe”, “estimate”, “plan”, and “expect” and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements as a result of risk factors set forth elsewhere in this document. See also, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We bring value to our customers through our communications systems expertise, VLSI design skills and commitment to excellence in customer support. Our emphasis on technical innovation results in defining and developing products that permit our customers to achieve faster time-to-market, and to develop communications systems that offer a host of benefits such as greater functionality, improved performance, lower power dissipation, reduced system size and cost, and greater reliability for their customers.

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

Industry Background

State of the Market

In 2006, there were a number of mergers and acquisitions among North American telecommunication carriers (telcos) and Western Hemisphere communications OEMs. As companies merge or consolidate, the rate of ordering, purchasing and deploying new equipment typically slows. As these consolidations complete, we are seeing a shift in demand toward newer technologies that we introduced into the market in the last several years. In 2006, we saw demand for legacy network products decline, which is an indicator that the industry is ready to replace existing networks with new networks. We also saw a good growth in new product revenue, and in fact, the new product growth outpaced the natural decline in older product revenue in 2006.

Communications service providers, Internet service providers, regional Bell operating companies and inter-exchange carriers generally closely monitor their capital expenditures. Spending on voice-only equipment has been slowing over the last few years, while spending on equipment providing the efficient transport of data services on existing infrastructure continues to grow. More importantly to TranSwitch, major infrastructure initiatives are underway where telcos are building new, end-to-end IP-based, next-generation networks. The clearest example of this is British Telecom’s 21st Century Network. Demand for new, high bandwidth services such as video conferencing, broadband audio, high speed internet and other data services is placing an increased burden on existing public network infrastructure. Service providers understand that consumers want one provider to deliver all their services. They have to roll out triple play services and quad play services (voice, data, video and wireless) or risk losing customers. Competition between telcos and cable TV providers offering triple play service is driving equipment spending for broadband access, carrier-class routers/switches, and metro optical gear. Wire-line equipment vendors and communication IC vendors with the right products and technologies will be major beneficiaries of this spending by carriers and cable TV service providers.

TranSwitch is heavily focused on two modes of efficiently transporting data across the existing WAN infrastructure: Digital Subscriber Line (DSL) and Ethernet over SONET/SDH (EoS). As a result the advent of new technologies such as Fiber to the Home (FTTH), as well as Asymmetrical Digital Subscriber Line 2+ (ADSL2+) and Very high data rate Digital Subscriber Line (VDSL) that allow greater bandwidth, further investment in network upgrades will be needed.

Since network growth and investment is increasingly driven by data applications rather than voice traffic, Ethernet, the ubiquitous standard for data networking, is gaining traction in the public network infrastructure. Similarly, Internet Protocol (IP) is rapidly replacing Asynchronous Transfer Mode (ATM), frame relay and other legacy protocols.

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

We believe that our chip-set approach and broad product coverage in all three product areas position us as a “one-stop source” for broadband communications VLSI products. Network equipment OEMs can mix and match our VLSI devices to optimally configure their specific systems. Our product lines can be combined to provide a cost-effective communication systems solution with increased functional integration and features while providing seamless integration of SONET/SDH, Asynchronous/PDH and ATM/IP for broadband network applications. In 2006, the prices for our products ranged from approximately $30 to $400 per device, depending on technology, volume, complexity and functionality.

Our product portfolio continued to expand in 2006, driven by our customers’ needs and objectives. Our focus is on delivering products that enable our OEM customers to support the telecommunication carriers that provide not only data services, but also voice services worldwide. During 2006, we introduced the VTXP-24 and PacketTrunk-4 Plus. Also introduced in 2006 was the Diplomat-IP (a device for Digital Subscriber Line Access Multiplexers (DSLAMs) and other broadband aggregation applications) whose design has several advantages including low manufacturing cost, low power dissipation, and high performance. These data-oriented product families have continued their design-win momentum during 2006 with numerous customers worldwide.

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

Our SONET/SDH products have traditionally been used to build Access equipment, add/drop multiplexers, digital cross-connects and other telecommunication and data communications equipment. This equipment is configured for use in both domestic and international fiber-based public networks. Our SONET/SDH products also have applications in customer premise equipment, such as routers and hubs, and in central offices, adding integrated fiber optic transmission capability to telephone switches.

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

Our Asynchronous/PDH products provide high levels of integration, as well as cost, power and performance benefits relative to discrete and competing integrated circuit solutions. Our Asynchronous/PDH VLSI products include devices that provide solutions for DS-0 through DS-3 and E-1 through E-3 transmission lines. This product line includes line interfaces, multiplexers, which combine multiple low-speed lines to form a higher speed line, as well as de-multiplexers, which perform the reverse function. In addition, we offer framers, which are devices that identify the starting points of defined bit streams and enable systems to recognize the remaining bits.

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

Our Envoy family of products provides valuable bridging functions for LAN/WAN interconnection. In conjunction with off-the-shelf network processor devices, these devices allow our OEM customers to address a wide range of applications in SONET/SDH, MSPP or IP routing applications for the edge or access markets. Standard interfaces such as POS-PHY Level 2/SPI-3 allow OEM customers to develop cost-effective platforms to meet the emerging need of carrier-class IP/MPLS routers or SONET/SDH data transport applications. Our products have successfully completed interoperability testing with Intel ® IXP2400 network processors.

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

The following tables summarize our net product revenue mix by product line for the years ended December 31, 2006, 2005 and 2004 (dollar amounts in thousands), respectively:

	Year ended December 31, 2006		Year ended December 31, 2005		Year ended December 31, 2004
	Product Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues
SONET/SDH	$24,554	68%	$19,382	59%	$15,385	46%
ATM/IP	5,837	16%	7,228	22%	9,861	29%
Asynchronous/PDH	5,768	16%	6,281	19%	8,235	25%

Total	$36,159	100%	$32,891	100%	$33,481	100%

Applications of our Products in the Network

The following briefly describes our view of the Metro and Access areas of the network infrastructure and some typical equipment that may include our VLSI products.

The Access Network

This Access portion of the network infrastructure interconnects end user locations (residences or businesses) to the nearest service provider location (usually the telephone company central office). The primary functions performed by equipment in the Access network are aggregation and distribution of traffic, and interconnection to the switching or transmission equipment that connects to the WAN. The Access network may consist of electrical, optical or wireless transmission equipment. Our VLSI products are used in a variety of equipment in the Access network. For example, members of our ASPEN and CUBIT product families are used in DSLAMs that are used to provide DSL services. These products are also used in Base Station equipment for cellular phone service. Our SONET/SDH and Asynchronous/PDH products are used in add-drop multiplexers that serve as a primary vehicle for aggregation and distribution of traffic in the Access network.

The Metro Network

The Metro network infrastructure is principally an optical fiber-based network. It provides high-speed communications and data transfer covering an area larger than a campus area network and smaller than a WAN, interconnects two or more LANs, and usually covers an entire metropolitan area, such as a large city and its suburbs. In addition to interconnecting locations within the metropolitan area, the Metro network connects to the Access portion of the network and the long-haul or core network which interconnects different metropolitan networks across a region, a country or internationally. Equipment in the Metro network perform functions such as switching or routing of traffic, processing of data in various protocols, and further aggregation and distribution of traffic. Our SONET/SDH framer and mapper products are used in digital cross-connect systems, add-drop multiplexers and other TDM and data oriented equipment.

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

Continue to Promote the Deployment of Programmable Devices

We will continue to develop highly integrated products that combine the use of embedded software-programmable blocks and optimized hardware blocks in order to provide an optimal level of performance and flexibility to our customers. This flexibility enables customers to adapt the product for their unique needs or to accommodate changes resulting from emerging telecommunications standards.

Seek Early Market Penetration Through Customer Sponsorship

We seek to develop close sponsoring relationships with strategic OEMs during product development in order to secure early adoption of our solutions. We believe that OEMs recognize the value of their early involvement through sponsorship of our products, as they can design their system products in parallel with our product development, thereby accelerating their time to market. In addition, we believe that our sponsoring relationships with leading OEMs help us to obtain early design wins and help reduce risks of market acceptance for our new products.

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

Our sales strategy primarily focuses on worldwide suppliers of high-speed communications and communications-oriented equipment. These customers include telecommunications, data communications, wireless and wire-line equipment, Internet access, customer premise, computing, process control and defense equipment vendors. In addition, we target emerging technology leaders in the communications equipment market that are developing next generation solutions for the telecommunications and data communications markets. We identify and address sales opportunities through our worldwide direct sales force and our worldwide network of independent distributors and sales representatives.

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

Note 7 of the Notes to Consolidated Financial Statements provides data on major customers for the last three years.

Research and Development

We believe that the continued introduction of new products in our target markets is essential to our growth. As of December 31, 2006, we had 160 full-time employees engaged in research and product development efforts. We employ engineers who have the necessary VLSI, high speed mixed signal, firmware, software, hardware, physical design, verification, and validation expertise and development experience. These engineers are responsible for delivering VLSI and Evaluation/Demo products for telecommunications and data communications applications.

Research and development expenditures for the years ended December 31, 2006, 2005 and 2004 were $21.2 million, $21.3 million, and $46.0 million, respectively.

All products are developed and delivered using documented design processes (product life cycle) that have been certified to meet the ISO 9001:2000 international standard. Our design tools and development environment are continuously reviewed and updated to improve design, verification, fabrication and validation methodology, design flow and processes of our product life cycle.

From time to time, we subcontract design services and acquire products from third parties to enhance our product lines. Our internal research and development organization thoroughly reviews the external development processes and the design of these products as part of our quality assurance process.

Patents and Licenses

Through the end of 2006, we have been issued or became an assignee of 127 presently maintained patents worldwide with an additional 74 patents pending worldwide. Of that number, we have been assigned 62 presently maintained United States patents, of which two are co-assigned. Among the worldwide patents pending, there were 35 United States patents pending. Many of the United States issued and pending patents were also filed internationally. For one or more of our United States patents, we have coverage in Canada, China, Taiwan, Israel, Japan, France, Germany, United Kingdom, Belgium, Italy, Sweden, Spain, Ireland, Denmark, The Netherlands, Portugal, Switzerland (includes Liechtenstein), Finland and Hong Kong. Internationally, there are 22 patents pending in specific countries with an additional 17 filed in the European Patent Office (EPO) or under the Patent Cooperative Treaty (PCT).

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

Manufacturing and Quality

Our manufacturing objective is to produce reliable, high-quality devices on a cost effective basis. Our emphasis is on:

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

In 2003, the European Union (EU) published its directive to restrict the use of certain environmentally hazardous substances and defined the requirements for reducing their impact on the environment. This legislation, which became effective July 1, 2006, restricts the use of Lead, Mercury, Cadmium, Hexavalent Chromium, Polybrominated Biphenyls (PBBs) and Polybrominated Diphenyl Ethers (PBDEs), as well as secondary elements defined in the directive. Since early 2003, TranSwitch has been monitoring the activity of the regulatory initiatives for Lead-free and “Green” products in compliance with the Restriction of Hazardous Substances (RoHS) legislation defined by the EU’s directive. TranSwitch has incorporated these requirements into its product designs and packaging technology with cooperation from our suppliers. Our first RoHS device became available during 2004 with many other devices currently being offered using environmentally safe materials.

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

TranSwitch Corporation, Shelton, Connecticut, is registered to ISO 9001:2000 by TUV Rheinland of North America, Inc.

Acquisitions

While some of the next generation products we introduce are based on technologies that we develop ourselves, we have filled some of our technology and skills needs through acquisitions. The following is a table that summarizes technology and skills we obtained through acquisitions of stand-alone companies during the year ended 2003 through the first quarter of 2007. During the years ended December 31, 2005 and 2004, there were no acquisitions.

Acquired Company	Date Acquired	Technology / Skill Acquired
ASIC Design Center Division of Data – JCE	January 2007	Custom ASIC Development and Logistics
Mysticom, Ltd.	January 2006	Analog/Mixed signal design resources
ASIC Design Services, Inc.	August 2003	SONET/SDH design resources

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

Information on investments in non-publicly traded companies is in Note 4 of the Notes to Consolidated Financial Statements.

Investments in Venture Capital Funds

TranSwitch invests in venture capital funds as it provides TranSwitch access to new technologies and relationships integral for maintaining technological advantages in the development of advanced semiconductor products for the communications industry. Neurone Ventures II (Neurone), is a venture capital fund organized as a partnership in the business of making, supervising and disposing of privately negotiated equity and equity-related investments, principally in early-stage Israeli and Israeli-related high-technology companies. We have a 3% ownership interest in this partnership and we account for it under the cost method.

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

After the severe downturn in the global telecommunication market in 2001 and 2002, the market showed signs of stability and mild recovery in the latter part of 2003. In 2004, the market for our products continued its recovery, but showed additional fluctuations in demand. In 2005, while overall demand in our markets was essentially flat versus 2004, we saw a shifting in demand towards newer technologies that we introduced into the market in the last two years. In 2006, this trend continued, however, certain deployments were delayed by merger and acquisition activity that took place among both communications service providers as well as equipment manufacturers.

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

In the period following 2001 when the telecommunications industry suffered a major correction, a number of our traditional competitors diverted their focus towards alternate markets such as storage and enterprise. TranSwitch, however, made a deliberate decision to remain focused on telecommunications and to improve its competitive standing in this arena as the market recovered. We concluded that future investment in communications technology would be driven by video, high speed data and mobility services, and adjusted our product focus accordingly to develop products for Ethernet over SONET and Carrier Ethernet applications.

Presently, many of our traditional competitors are attempting to re-enter the communications market, since a recovery is underway. However, our sustained focus on this market during the past several years has enabled us to build a robust product portfolio, secure several key design wins and strengthen our relationships with Tier-1 customers. As a result, we believe we are very well positioned on a competitive basis.

Our competition consists of specialized semiconductor companies from the United States as well as other countries and semiconductor divisions of vertically integrated companies, such as IBM Corporation, NEC Corporation and Fujitsu Corporation. New entrants are also likely to attempt to obtain a share of the market for our current and future products.

Our principal competitors are Applied Micro Circuits Corporation, Conexant Systems, Inc., Cirrus Logic, Inc., Infineon Technologies, Exar Corporation, Agere Systems, PMC-Sierra Inc., TriQuint Semiconductor, Inc., Mindspeed Technologies Inc., Vitesse Semiconductor Corporation and Broadcom Corporation. In addition, there are a number of Applications Specific Integrated Circuit (ASIC) vendors, including AMI Semiconductor, LSI Logic Corporation and STM Microelectronics Group, which compete with us by supplying customer-specific products to OEMs. Other domestic and international vendors have announced plans to enter into this market.

Backlog

As of December 31, 2006 our backlog was $7.0 million, as compared to $9.2 million as of December 31, 2005. Backlog represents firm orders anticipated to be shipped, and service revenue expected to be billed under existing contracts, during the next 12 months. Our business and, to a large extent, that of the entire communication semiconductor industry, is characterized by short-term order and shipment schedules. Since orders constituting our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty, backlog is not necessarily indicative of future revenues.

Employees

At December 31, 2006, we had 232 full time employees, including 160 in research and development, 42 in marketing and sales, 16 in operations and quality assurance, and 14 in administration. We have no collective bargaining agreements. We have never experienced any work stoppage and we believe our employee relations are good.

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

Our net losses have been considerable for the past several years. Due to current economic conditions, we expect that our revenues will continue to fluctuate in the future and there is no assurance that we will attain positive net earnings in the future.

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

We continue to have substantial indebtedness.

As of December 31, 2006, we have approximately $30.2 million in principal amount of indebtedness outstanding in the form of our Plus Cash Notes. These notes are due in September, 2007.

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

We are using our available cash and cash equivalents each quarter to fund our operations, investments and financing activities.

We anticipate that we will use approximately $8.0 million to $9.0 million in cash and cash equivalents during the first quarter of 2007 to fund our operations, investments and interest payments on debt.

The Company believes that it has adequate cash and cash equivalents to fund its operations, investments and to meet its debt obligations through at least December 31, 2007.

We may not be able to pay our debt and other obligations.

If our cash, cash equivalents and operating cash flows are inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the Plus Cash Notes or our other obligations, we would be in default under their respective terms. This would permit the holders of the Plus Cash Notes and our other obligations to accelerate their respective maturities and could also cause defaults under any future indebtedness we may incur. Any such default or cross default would have a material adverse effect on our business, prospects, financial condition and operating results. In addition, we cannot be sure that we would be able to repay amounts due in respect of the Plus Cash Notes if payment of those notes were to be accelerated following the occurrence of an event of default as defined in the Plus Cash Notes indenture.

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

If the trading price of our common stock fails to comply with the continued listing requirements of The NASDAQ Global Market, we would face possible delisting, which would result in a limited public market for our common stock and make obtaining future debt or equity financing more difficult for us.

Our common stock is listed on The Nasdaq Global Market and is subject to certain listing requirements, including the requirement that the closing bid price for our shares of common stock exceed $1.00. On February 28, 2007 the price of our shares was $1.36. If we do not continue to comply with the NASDAQ listing requirements, NASDAQ may provide written notification to us regarding the delisting of our securities. At that time, we would have the right to request a hearing to appeal the NASDAQ determination and would also have the option to apply to transfer our securities to The NASDAQ Capital Market.

We cannot be sure that our price will comply with the requirements for continued listing of our common stock on The NASDAQ Global Market, or that any appeal of a decision to de-list our common stock will be successful. If our common stock loses its status on The NASDAQ Global Market and we are not successful in obtaining a listing on The NASDAQ Capital Market, shares of our common stock would likely trade in the over-the-counter market bulletin board, commonly referred to as the “pink sheets.”

If our stock were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our common stock is de-listed, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity thereof. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of common stock.

Such delisting from The NASDAQ Global Market or future declines in our stock price could also greatly impair our ability to raise additional necessary capital through equity or debt financing, and could significantly increase the ownership dilution to stockholders caused by our issuing equity in financing or other transactions.

Our board of directors may elect to exercise its discretion to affect a reverse stock split. There are risks and uncertainties inherent in a reverse stock split.

By resolution approved by our stockholders at the annual meeting of stockholders held on May 18, 2006, our board of directors has the authority, in its sole discretion, to effect a reverse stock split of our common stock at any time prior to the date of our annual meeting of stockholders to be held in 2007 at a ratio between one for two and one for twenty as selected by the board of directors. In addition, notwithstanding approval of the reverse stock split by the stockholders, the board of directors may choose, in its sole discretion, not to affect a reverse stock split without further approval or action by or prior notice to the stockholders.

Although the price of our common stock is currently above $1.00, failure to implement the reverse stock split may increase the probability that our common stock would be de-listed from The NASDAQ Global Market in the future due to failure to satisfy the minimum bid price listing condition discussed above.

There can be no assurance that any increase in the market price for our common stock resulting from a reverse stock split, if approved and implemented, would be sustainable since there are numerous factors and contingencies that would effect such price, including the market conditions for our common stock at the time, our reported results of operations in future periods and general economic, geopolitical, stock market and industry conditions. Accordingly, the total market capitalization of our common stock after a reverse stock split may be lower than the total market capitalization before such reverse stock split and, in the future, the market price of our common stock may not exceed or remain higher than the market price prior to such reverse stock split. Further, there can be no assurance that after a reverse stock split, we would continue to meet the minimum listing requirements of The NASDAQ Global Market.

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

Our stock price is volatile.

The market for securities for communication semiconductor companies, including our Company, has been highly volatile. The market sale price of our common stock has fluctuated between a low of $0.21 and a high of $74.69 during the period from June 19, 1995 to December 31, 2006. It is likely that the price of our common stock will continue to fluctuate widely in the future. Factors affecting the trading price of our common stock include:

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

Historically, a relatively small number of customers have accounted for a significant portion of our total net revenues in any particular period. For the years ended December 31, 2006 and 2005, shipments to our top five customers, including sales to distributors, accounted for approximately 45% and 48% of our total net revenues, respectively. We expect that a limited number of customers may account for a substantial portion of our total net revenues for the foreseeable future.

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

The cyclical nature of the communication semiconductor industry affects our business.

In 2004, the market for our products continued its recovery from prior years, but showed additional fluctuations in demand. In 2005, while overall demand in our markets was essentially flat versus 2004, we saw a shifting in demand towards newer technologies that we introduced into the market in the last two years. In 2006, the industry was marked by a number of high profile mergers and acquisitions both by service providers as well as by equipment manufacturers. Communication service providers, Internet service providers, regional Bell operating companies and inter-exchange carriers continue to closely monitor their capital expenditures. Spending on voice-only equipment remains slow while spending on equipment providing the efficient transport of data services on existing infrastructure appears to be slowly recovering. Demand for new, high bandwidth applications such as video conferencing, broadband audio and telephone is placing an increased burden on existing public network infrastructure. We cannot be certain that the market for our products will not decline in the future.

Our international business operations expose us to a variety of business risks.

Foreign markets are a significant part of our net product revenues. For the year ended December 31, 2006, foreign shipments accounted for approximately 75% of our total net product and services revenues as compared to 85% in the prior year. We expect foreign markets to continue to account for a significant percentage of our total net product revenues. A significant portion of our total net product revenues will, therefore, be subject to risks associated with foreign markets, including the following:

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

The telecommunications and data communications industries, which are our primary target markets, have become intensely competitive because of deregulation, heightened international competition and significant decreases in demand since 2000. A number of our customers have internal semiconductor design or manufacturing capability with which we also compete in addition to our other competitors. Any failure by us to compete successfully in these target markets, particularly in the communications markets, would have a material adverse effect on our business, financial condition and results of operations.

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

If the requirements for the earn-out provisions agreed to in connection with the acquisition of the ASIC Design Center Division of Data - JCE are met, we may have to issue a number of shares of our common stock which may be dilutive to our stockholders.

In addition, acquisitions involve numerous other risks, including:

•	diversion of management’s attention from other business concerns;

•	risks of entering markets in which we have no or limited prior experience; and

•	unanticipated expenses and operational disruptions while acquiring and integrating new acquisitions.

From time to time, we have engaged in discussions with third parties concerning potential acquisitions of product lines, technologies and businesses. However, other than the current integration of the ASIC division of Data – JCE, we currently have no commitments or agreements with respect to any such acquisition. If such an acquisition does occur, we cannot be certain that our business, operating results and financial condition will not be materially adversely affected or that we will realize the anticipated benefits of the acquisition.

Our business could be harmed if we fail to integrate future acquisitions adequately.

During the past three years, we have acquired two privately-held companies, one based in the United States and one in Israel. The integration of the operations of the ASIC Design Services, Inc. (ASIC), acquired in August 2003, and Mysticom, acquired in January 2006, have been completed. Additionally, in January of 2007, we acquired substantially all of the assets of the ASIC Design Center Division of Data-JCE in Israel. The integration of this ASIC design center is in progress.

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

From time to time we have made investments in early stage venture-backed, start-up companies that develop technologies that are complementary to our product roadmap. In April 2003, TranSwitch made an initial investment in Opulan Technologies Corp. (Opulan). Opulan develops high performance and cost-effective IP convergence ASSPs from its development facility in Shanghai, China. We plan to continue to use our cash to make selected investments in these types of companies. Certain companies in which we invested in the past have failed, and we have lost our entire investment in them. These investments involve all the risks normally associated with investments in development stage companies. As such, there can be no assurance that we will receive a favorable return on these or any future venture-backed investments that we may make. Additionally, our original and any future investments may continue to become impaired if these companies do not succeed in the execution of their business plans. Any further impairment or equity losses in these investments could negatively impact our future operating results.

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

We operate our businesses in the United States and internationally, including the operation of a design center in India, and sales, design and engineering operations in Israel. Some of the countries in which we operate or in which our customers are located have in the past been subject to terrorist acts and could continue to be subject to acts of terrorism. In addition, some of these areas may be subject to natural disasters, such as earthquakes or floods. If our facilities, or those of our suppliers or customers, are affected by a natural disaster or terrorist act, our employees could be injured and those facilities damaged, which could lead to loss of skill sets and affect the development or fabrication of our products, which could lead to lower short and long-term revenues. In addition, natural disasters or terrorist acts in the areas in which we operate or in which our customers or suppliers operate could lead to delays or loss of business opportunities, as well as changes in security and operations at those locations, which could increase our operating costs.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our headquarters are located in a suburban office park in Shelton, Connecticut. We have additional sales offices and design centers located throughout the world. The following is a summary of our offices and locations for which we have lease commitments:

Location	Business Use	Square Footage	Lease Expiration Dates
Shelton, Connecticut(1)	Corporation Headquarters, Product Development, Operations, Sales, Marketing and Administration	160,936	November 2012—April 2017
Raleigh, North Carolina	Product Development	10,572	Less than 1 Year
Netanya, Israel	Mysticom, Product Development	7,804	Less than 1 Year
Bedford, Massachusetts	Product Development	10,053	Less than 1 Year
San Jose, California	Sales and Sales Support	2,535	September 2009
Toulouse, France	Product Development	4,200	Less than 1 Year
Eclubens, Switzerland	Product Development	961	Less than 1 Year
Taipei, Taiwan	Sales Support	2,500	Less than 1 Year
New Delhi, India	Product Development	48,554	January 2015
Herzelia, Israel	Sales and Sales Support	248	Less than 1 Year

Refer to Note 13—Commitments and Contingencies of our Consolidated Financial Statements for additional disclosures regarding our commitments under lease obligations. Also, refer to Note 12—Restructuring and Asset Impairment Charges in our Consolidated Financial Statements regarding our restructuring charges during fiscal years 2003 through 2006 as we have recorded charges for future rent payments relating to excess office space.

(1)	Of the space being leased in Shelton, Connecticut, approximately 116,373 feet is considered excess for which we have taken restructuring charges in 2006, 2005, 2004, 2003, 2002 and 2001. Approximately 115,559 square feet of this space is currently being sublet.

Item 3.	Legal Proceedings

We are not party to any material litigation proceedings.

From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on the business, financial condition or results of our operations.

Item 4.	Submission of Matters to a Vote of Security-Holders

We did not submit any matters to a vote of our security-holders during the three months ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded under the symbol “TXCC” on the Nasdaq Global Market. The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock.

	High	Low
Year ended December 31, 2006
First Quarter	$2.60	$1.68
Second Quarter	$2.84	$1.83
Third Quarter	$2.07	$1.41
Fourth Quarter	$1.71	$1.26

Year ended December 31, 2005
First Quarter	$1.46	$1.10
Second Quarter	$2.50	$1.20
Third Quarter	$2.20	$1.49
Fourth Quarter	$1.83	$1.31

As of January 31, 2007, there were approximately 499 holders of record and approximately 21,764 beneficial shareholders of our common stock.

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

We also have securities authorized for issuance under equity compensation plans. The following table provides information as of December 31, 2006 with respect to shares of our common stock that may be issued under our existing equity compensation plans, including our 1995 Fourth Amended and Restated Stock Plan (the “1995 Plan”), our 2000 Stock Option Plan (the “2000 Plan”), the 1995 Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan”), and the 2005 Employee Stock Purchase Plan (the “Purchase Plan”) as well as the 1995 Stock Plan of Alacrity Communications, Inc. and the 1999 Stock Incentive Plan of Onex Communications Corporation.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities reflected in Column (a))
	(a)		(b)		(c)
Equity Compensation Plans Approved by Stockholders (1)	17,242,647	(3)	$6.98	(3)	2,792,522
Equity Compensation Plans Not Approved by Stockholders (2)	7,007,542		$9.42		1,569,609

Total	24,250,189		$7.69		4,362,131

(1)	Consists of the 1995 Plan, the Non-Employee Director Plan and the Purchase Plan.
(2)	Consists of the 2000 Plan and shares subject to outstanding options granted under equity compensation plans assumed by us in connection with mergers and acquisitions of the companies which originally granted those options. No additional options may be granted under the assumed plans.
(3)	Excludes purchase rights accruing under the Purchase Plan which has a stockholder-approved reserve of 1,000,000 shares. Under the Purchase Plan, each eligible employee is able to purchase up to 1,000 shares of our common stock at semi-annual intervals each year at a purchase price per share equal to 85% of the lower of the fair market value of our common stock on the first or last trading day of a purchase period.

Recent Sales of Unregistered Securities

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

On January 11, 2007, the Company completed the acquisition of the ASIC Design Center of Data – JCE, an Israel-based publicly held electronics components distribution company. In consideration of this acquisition, the Company issued to Data – JCE 3,746,713 shares of the Company’s common stock, par value $.001. The issuance of this common stock was for the specific purpose of this acquisition and did not involve any public sale of securities. The shares were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. No commission or other remuneration was paid or given directly or indirectly for these transactions.

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

	Years ended December 31,
	2006	2005	2004	2003	2002
	(Amounts presented in thousands, except per share amounts)
Selected Statements of Operations Data:
Net revenues	$38,920	$32,900	$33,687	$23,820	$16,636
Gross profit	28,174	23,984	23,347	15,903	5,857
Operating loss	(11,136)	(14,662)	(43,049)	(45,739)	(134,034)
Loss before extraordinary loss and cumulative effect of adoption of and change in accounting principle	(10,856)	(23,754)	(44,347)	(37,692)	(165,224)
Extraordinary loss upon consolidation of TeraOp (USA), Inc.	—	—	—	(83)	—
Cumulative effect on prior years adoption of and retroactive application of FIN 46R and new depreciation method	—	—	(277)	(805)	—

Net loss (1)(2)	$(10,856)	$(23,754)	$(44,624)	$(38,580)	$(165,224)

Basic and diluted loss per common share before extraordinary loss and cumulative effect of a change in accounting principle	$(0.09)	$(0.23)	$(0.47)	$(0.42)	$(1.84)
Basic and diluted loss per common share	$(0.09)	$(0.23)	$(0.47)	$(0.43)	$(1.84)
Shares used in calculation of basic and diluted loss per common share	124,801	104,779	94,638	90,406	90,037

	December 31,
	2006	2005	2004	2003	2002
Selected Balance Sheet Data:
Cash, cash equivalents and short-term investments	$57,723	$72,702	$102,504	$152,051	$183,647
Total current assets	68,236	80,822	112,475	161,485	194,513
Working capital	30,323	73,385	76,361	147,845	176,783
Long-term investments (marketable securities)	—	—	32,178	27,300	21,819
Total non-current assets	14,420	6,004	42,233	44,821	48,840
Total assets	82,656	86,826	154,708	206,306	243,353

Convertible Notes due within one year	28,811	—	24.442	—	—
Derivative liability	980	—	—	—	—
Total current liabilities	37,913	7,437	36,114	13,640	17,730
4.50% Convertible Notes due 2005	—	—	—	24,442	114,113
5.45% Convertible Plus Cash Notes due 2007, net of debt discount of $1,343, $5,685, $13,149 and $21,742	—	49,102	67,370	75,866	—
Derivative liability	—	6,040	8,461	20,659	—
Total non-current liabilities	20,689	76,180	97,363	143,656	139,962
Total stockholders’ equity	24,054	3,209	21,231	49,010	85,661
Book value per share	$0.19	$0.03	$0.21	$0.54	$0.95

(1)	Effective January 1, 2003, we changed the method of depreciating property and equipment to the straight-line method. Depreciation of property and equipment in prior years was computed using the half-year convention method. The effect of the change in depreciation method as of January 1, 2003 was applied retroactively to property and equipment acquisitions of prior years. The cumulative effect of the change with respect to the retroactive application of the straight-line method was an approximately $0.8 million charge (or $0.01 loss per basic and diluted common share) recorded in 2003.
(2)	Effective January 1, 2006, we adopted SFAS No. 123R. As such, the reported net loss for 2006 reflects stock-based compensation expense of $2.4 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of operations. This section provides an analysis of our results of operations for the fiscal years ended December 31, 2006, 2005 and 2004. In addition, a brief description is provided of transactions and events that impact the comparability of the results.

Liquidity and capital resources. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements. In this section, we also summarize related party transactions and recent accounting pronouncements not yet adopted by us.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. When used in this report, the words, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “expect” and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of factors, including those set forth under “Item 1A Risk Factors” and elsewhere in this report. You should read this discussion in conjunction with the consolidated financial statements and the notes thereto included in this report.

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

For the years ended December 31, 2006 and 2005, our revenues were $38.9 million and $32.9 million, respectively. This compares with revenues of $33.7 million for the year 2004. We believe that our investment in product development has positioned us to take advantage of a strengthening market.

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

We consider the most critical accounting policies and uses of estimates in our consolidated financial statements to be those relating to:

(1) recognizing net revenues, cost of revenues and gross profit;

(2) estimating the derivative liability associated with our 5.45% Convertible Plus Cash Notes due 2007;

(3) estimating stock-based compensation;

(4) estimating goodwill value;

(5) estimating excess inventories;

(6) estimating restructuring liabilities; and

(7) estimating values of investments in non-publicly traded companies.

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

At the time of shipment, we record a reduction to revenue (with a related liability) to accrue for future price protection. This liability is established based on historical experience, contractually agreed-to provisions and future shipment forecasts. Such accruals have been insignificant for the last three years.

We also record, at the time of shipment, a reduction to revenue (with a related liability) and an inventory asset against product cost of revenues in order to establish a provision for the gross margin related to future returns under our distributor stock rotation program. As of December 31, 2006, we had established a liability of $0.1 million and an inventory asset of approximately zero for a stock rotation reserve for future estimated returns totaling $0.1 million. This compares to a liability of $0.7 million and an inventory asset of $0.1 million for a stock rotation reserve for future estimated returns totaling $0.6 million as of December 31, 2005. Should our actual experience differ from our estimated liabilities, there could be adjustments (either favorable or unfavorable) to our net revenues, cost of revenues and gross profits.

We warranty our products for up to one year from the date of shipment. A liability is recorded for estimated claims to be incurred under product warranties and is based primarily on historical experience. Estimated warranty expense is recorded as cost of product revenues when products are shipped. As of December 31, 2006 and 2005, we had a warranty liability established in the amounts of zero and $0.1 million, respectively, which is included in accrued expenses on the consolidated balance sheets. We had no material warranty claims during the year ended December 31, 2006. Should future warranty claims differ from our estimated current liability, there could be adjustments (either favorable or unfavorable) to our cost of revenues. Any adjustments to cost of revenues could also impact future gross profits.

Derivative Liability Associated with our 5.45% Convertible Plus Cash Notes due 2007. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), the auto-conversion make-whole provision and the holder’s conversion right (collectively, the features) contained in the terms governing our 5.45% Convertible Plus Cash Notes due 2007 (the Plus Cash Notes) were not clearly and closely related to the characteristics of the Plus Cash Notes upon issuance. Accordingly, these features qualified as embedded derivative instruments and, because they do not qualify for any scope exception within SFAS 133, they are required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

During the year ended December 31, 2006, we recorded other income of $5.1 million, all of which related to the holder’s conversion right, to reflect the change in fair value of our derivative liability. During the year ended December 31, 2005, we recorded other income of $2.5 million, of which, $0.1 million and $2.4 million related to the auto-conversion make-whole provision and holder’s conversion right, respectively, to reflect the change in fair value of our derivative liability. During the year ended December 31, 2004, we recorded other income of $12.1 million, of which, $2.1 million and $10.0 million related to the auto-conversion make-whole provision and holder’s conversion right, respectively, to reflect the change in fair value of our derivative liability, which is shown below:

(Tabular dollars in thousands, except per share amounts)	December 31, 2006	December 31, 2005	December 31, 2004
Closing price of our common stock used to value our derivative liability	$1.40	$1.83	$1.54
Estimated fair value of Auto-Conversion Make Whole Provision	—	—	74
Estimated fair value of Holder’s Conversion Right	980	6,040	8,461

Total Liability	$980	$6,040	$8,535

Total change in fair value determined during the years ended December 31, 2006, 2005 and 2004 and recorded as other income	$5,060	$2,495	$12,124

At each balance sheet date, we adjust the derivative financial instruments to their estimated fair value and analyze the instruments to determine their classification as a liability or equity. As of December 31, 2006, the estimated fair value of our derivative liability was $1.0 million, all of which relates to the holder’s conversion right. The auto-conversion make-whole provision expired on September 30, 2005, thus there is no value to this provision as of December 31, 2006 and 2005. As of December 31, 2005, the estimated fair value of our derivative liability was $6.0 million, all of which relates to the holder’s conversion right. As of December 31, 2004, the estimated fair value of our derivative liability was $8.5 million, of which $0.1 million and $8.4 million related to the auto-conversion make-whole provision and holder’s conversion right, respectively. The estimated fair value of the auto-conversion make-whole provision and holder’s conversion right were determined using the Monte Carlo simulation model and a lattice (trinomial) option-pricing model, respectively. These models use several assumptions including: historical stock price volatility, risk-free interest rates, remaining maturity, and the closing price of our common stock to determine estimated fair value of our derivative liability. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our common stock during each quarterly period. Accordingly, we have calculated the fair value of the derivative liability as shown in the following different scenarios below. We have included the change in the fair value of the derivative liability below based on all assumed estimates remaining the same except for our common stock price.

(Tabular dollars in thousands, except per share amounts)
% change from our actual common stock price of $1.40 as of December 31, 2006	(50)%	(25)%	(10)%	Actual	10%	25%	50%

Closing price of our common stock used to value our derivative liability	$0.70	$1.05	$1.26	$1.40	$1.54	$1.75	$2.10

Estimated fair value of our derivative liability as of December 31, 2006	$118	$435	$735	$980	$1,256	$1,728	$2,643

Change in fair value of our derivative liability determined during the year ended December 31, 2006 and recorded as other income	$5,922	$5,605	$5,305	$5,060	$4,784	$4,312	$3,397

Incremental other income (expense) that would have been recorded in the year ended December 31, 2006	$862	$545	$245	$—	$(276)	$(748)	$(1,663)

As of December 31, 2006 and 2005, these embedded derivative financial instruments were recorded and classified as a derivative liability on our consolidated balance sheet because the daily volume weighted average price of our common stock determined according to the voluntary conversion provision was below the threshold price of $2.61 as set forth in the terms of the Plus Cash Notes. Thus, if any holders of the Plus Cash Notes voluntarily converted their Plus Cash Notes, we would have to pay the plus cash amount in cash. Assuming the daily volume weighted average price of our common stock remains below the threshold price, this embedded derivative related to the holder’s conversion right will continue to be classified as a derivative liability and adjusted quarterly for changes in fair value during the period of time that any such Plus Cash Notes are outstanding, with the corresponding charge or credit to other expense or income.

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

Stock-based Compensation. Determining the amount of stock-based compensation for awards granted includes selecting an appropriate model to calculate fair value. We have used the Black-Scholes option valuation model to value employee stock option awards. Certain inputs to this valuation model require considerable judgment. These inputs include estimating the volatility of our stock, the expected life of the option awarded and the forfeiture rate. We have estimated volatility, the expected life and the forfeiture rate based on historical data. Volatility is estimated over a term that approximates the expected life of the option awarded.

Estimated Excess Inventories. We periodically review our inventory levels to determine if inventory is stated at the lower of cost or net realizable value. The telecommunications and data communications industries have experienced a significant downturn during the past few years and, as a result, we have had to evaluate our inventory position based on known backlog of orders, projected sales and marketing forecasts, shipment activity and inventory held at our significant distributors. We recorded charges for excess and obsolete inventories totaling approximately zero, $0.6 million, $0.6 million and $1.5 million during the fiscal years ended December 31, 2006, 2005, 2004 and 2003, respectively. Most of these products have not been disposed of and remain in our inventory.

During fiscal 2006, 2005 and 2004, we recorded net product revenues of approximately $9.1 million, $12.2 million and $10.9 million, respectively, on shipments of excess and obsolete inventory that had previously been written down to their estimated net realizable value of zero. This resulted in almost 100% gross margin on these product revenues. Had these products been sold at our historical average cost basis, gross margin would have been 68%, 69% and 60% in 2006, 2005 and 2004 respectively. We currently do not anticipate that a significant amount of the excess and obsolete inventories subject to the write-downs described above will be used in the future based upon our current demand forecast. Should our actual future demand exceed the estimates that we used in writing down our excess and obsolete inventories, we will recognize a favorable impact to cost of revenues and gross profits. Should demand fall below our current expectations, we may record additional inventory write-downs which will result in a negative impact to cost of revenues and gross profits.

Estimated Restructuring Liabilities. During the fiscal years ended December 31, 2006, 2005 and 2004, we recorded restructuring charges and asset impairments totaling $0.4 million, $2.7 million and $1.1 million, respectively, related to employee termination benefits and costs to exit certain facilities, net of sub-lease benefits. At December 31, 2006 and 2005, the restructuring liabilities were $21.5 million and $21.8 million, respectively, on our consolidated balance sheets. Certain assumptions are used by us to derive this estimate, including future maintenance costs, price escalation and sublease income derived from these facilities. Should we negotiate additional sublease rental income agreements or reach a settlement with our lessors to be released from our existing obligations, we could realize a favorable benefit to our results of future operations. Should future lease, maintenance or other costs related to these facilities exceed our estimates, we could incur additional expenses in future periods.

Valuation of Investments in Non-Publicly Traded Companies. Since 1999, we have been making strategic equity investments in non-publicly traded companies that develop technologies that are complementary to our product road map. Depending on our level of ownership and whether or not we have the ability to exercise significant influence, we account for these investments on either the cost or equity method, and review such investments periodically for impairment. The appropriate reductions in carrying values are recorded when, and if, necessary. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, we carefully consider the investee’s cash position, projected cash flows (both short and long-term), financing needs, most recent valuation data, the current investing environment, management / ownership changes, and competition. This evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. Based on our evaluations, we recorded impairment charges related to our investments in non-publicly traded companies of $1.5 million and $0.1 million during the fiscal years ended December 31, 2005 and 2004, respectively. The total investment in non-public companies was $3.0 million and $1.0 million as of December 31, 2006 and 2005, respectively. (For further discussion, please refer to Note 4. Investments in Non-Publicly Traded Companies in our Consolidated Financial Statements). We used the modified equity method of accounting to determine the impairment loss for certain investments, as it was determined that no better current evidence of the value of our cost method investments existed and we believe that this gives us the best basis for our estimate given the historic negative cash flows of these companies. The modified equity method of accounting results in recording an impairment loss on a cost method investment equal to the investor’s proportionate share of the investee’s losses as its contributed capital is consumed to fund operating losses of the investee from the inception of the investor’s investment.

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

	Years ended December 31,
	2006	2005	2004
Net revenues
Product revenues	93%	100%	99%
Service revenues	7%	—	1%

Total net revenues	100%	100%	100%
Cost of revenues:
Product cost of revenues	24%	25%	29%
Provision for excess and obsolete inventories	—	2%	2%
Service cost of revenues	3%	—	—

Total cost of revenues	27%	27%	31%

Gross profit	73%	73%	69%

Operating expenses:
Research and development	55%	65%	137%
Marketing and sales	30%	29%	37%
General and administrative	16%	15%	20%
Restructuring charge and asset impairment, net	1%	8%	3%

Total operating expenses	102%	117%	197%

Operating loss	(29)%	(44)%	(128)%

Comparison of Fiscal Years 2006 and 2005

Net Revenues. The following tables summarize our net product revenue mix by product line (dollar amounts in thousands):

	Year ended December 31, 2006		Year ended December 31, 2005		Percentage Change in Product Revenues
	Product Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues
SONET/SDH	$24,554	68%	$19,382	59%	27%
ATM/IP	5,837	16%	7,228	22%	(19%)
Asynchronous/PDH	5,768	16%	6,281	19%	(8%)

Total	$36,159	100%	$32,891	100%	10%

The 10% increase in revenue for 2006 compared to 2005 reflects increased volume of our SONET/SDH products, including increasing sales of our EtherMap family of products. In addition, sales of our Aspen products in ATM/IP were down considerably due to lower demand from our largest customer.

Included in total net revenues is service revenues (of approximately $2.8 million in 2006 and zero in 2005) consisting of design services performed for third parties on a short-term contract basis. Service revenues are not our primary strategic focus and, as such, will fluctuate from period to period, depending on business priorities.

For the year ended December 31, 2006 international net revenues represent approximately 75% of net revenues compared with approximately 85% of net revenues for the year ended December 31, 2005, reflecting higher U.S. revenues.

Gross Profit. The following table presents the impact to gross profit of the excess and obsolete inventory charges and benefits for the years ended December 31, 2006 and 2005, respectively:

	Year ended December 31, 2006		Year ended December 31, 2005
Gross profit – as reported	$28,174	72%	$23,984	73%
Excess and obsolete inventory charge	—	—	573	2%
Excess and obsolete inventory benefit(1)	(2,803)	(7)%	(3,394)	(11)%

Gross profit – as adjusted	$25,371	65%	$21,163	64%

(1)	Excess and obsolete inventory benefit results from the sale of products that had previously been written down to a cost basis of zero. For the purposes of comparing the change in gross profit on net revenues, we are excluding this benefit and calculating gross profit on these product revenues as if they had been sold at their historical average costs.

The increase in gross profit for the year ended December 31, 2006 as compared to the year ended December 31, 2005 reflects an increase in sales of our newer products, which generally yield a higher margin than our legacy products. These newer products include our EtherMap, Aspen Express and Envoy devices.

We anticipate that gross profit will continue to be impacted by fluctuations in the volume and mix of our product shipments as well as material costs, yield and the fixed cost absorption of our production operations.

Research and Development. Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to electronic design automation tools, subcontracting and fabrication costs, depreciation and amortization and facilities expenses. During the year ended December 31, 2006, research and development expenses of $21.2 million were essentially flat with the year ended December 31, 2005 expenses of $21.3 million.

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

Marketing and Sales. Marketing and sales expenses consist primarily of personnel-related, trade show, travel and facilities expenses. During the year ended December 31, 2006, marketing and sales expenses increased $1.9 million, or 20% as compared to the prior year. The increase is primarily due to Mysticom marketing and sales expense of $0.6 million and stock compensation expense of $0.7 million.

We have monitored our known and forecasted sales demand and operating expense run rates closely and, as a result, have taken five restructuring actions since June 2001. We have added resources in those markets, primarily Asia, where we believe customer requirements warrant the additional operating expense. We will continue to closely monitor both our costs and our revenue expectations in future periods and will take actions as market conditions dictate. There can be no assurances that future acquisitions, market conditions or unforeseen events will not cause our expenses to rise or fall in future periods

General and Administrative. General and administrative (G&A) expenses consist primarily of personnel-related expenses, professional and legal fees, and facilities expenses. The increase in general and administrative expenses of approximately $1.1 million, or 23% for the year ended December 31, 2006 compared to the prior year is primarily due to Mysticom G&A expense of $0.6 million and stock compensation expense of $0.7 million.

Restructuring Charges. We recorded restructuring charges of $0.4 million and $2.7 million for the years ended December 31, 2006 and 2005, respectively.

Information on restructuring charges and asset impairments for each of the last two years is located in Note 12 of the Notes to Consolidated Financial Statements.

Change in Fair Value of the Derivative Liability. For the years ended December 31, 2006 and 2005, we recorded other income of approximately $5.1 million and $2.5 million, respectively, to reflect the change in the fair value of the derivative liability resulting from issuance of the Plus Cash Notes (refer to Note 11 – Convertible Notes of our Consolidated Financial Statements).

Loss on Extinguishment of Debt. During the year ended December 31, 2006, we issued an aggregate of 1,500,000 shares of our common stock plus approximately $22.6 million cash in exchange for $24.6 million in aggregate original principal amount of the Plus Cash Notes and accrued interest. During 2005, we issued an aggregate of 4,186,534 shares of our common stock plus approximately $19.2 million cash in exchange for $25.7 million in aggregate original principal amount of the Plus Cash Notes and accrued interest. The shares issued were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. No commission or other remuneration was paid or given directly or indirectly for soliciting these transactions. As a result of the exchanges, in 2006 and 2005, we recorded extinguishment losses of approximately $3.1 million and $2.5 million, respectively. The recorded losses reflect the non-cash write-off of unamortized debt discount and deferred debt issuance costs.

Interest Expense net. Interest expense, net decreased approximately $5.7 million to $1.6 million in 2006, reflecting primarily lower interest expense.

Interest expense decreased from $10.1 million in 2005 to $4.4 million in 2006 due to lower debt balances resulting from the exchanges of the Plus Cash Notes described above, as well as the maturation of our outstanding 4.50% Notes, which we paid in full on September 12, 2005.

Interest income decreased slightly from $2.8 million in 2005 to $2.7 million in 2006, as higher market yields did not quite offset the impact of lower cash and investment balances. At December 31, 2006 and 2005, the effective interest rates on our interest-bearing securities were approximately 5.20% and 3.28%, respectively

Income Tax Expense. Income tax expense, representing income taxes incurred by certain of our foreign subsidiaries, was $0.1 million and $0.3 million for the year ended December 31, 2006 and 2005, respectively. We have incurred taxable losses for U.S. federal and state purposes, but have recognized no corresponding tax benefits in 2006 and 2005, as such benefits have been offset by an increase in our deferred tax asset valuation allowance.

Information on income taxes for each of the last three years is located in Note 8 of the Notes to Consolidated Financial Statements.

Comparison of Fiscal Years 2005 and 2004

Net Revenues. The following tables summarize our net product revenue mix by product line for the years ended December 31, 2005 and 2004 (dollar amounts in thousands), respectively:

	Year ended December 31, 2005		Year ended December 31, 2004		Percentage Change in Product Revenues
	Product Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues
SONET/SDH	$19,382	59%	$15,385	46%	26%
ATM/IP	7,228	22%	9,861	29%	(27%)
Asynchronous/PDH	6,281	19%	8,235	25%	(24%)

Total	$32,891	100%	$33,481	100%	(2%)

The 2% decrease in revenues for 2005 compared to 2004 reflects decreased volume of our Asynchronous/PDH and ATM/IP products. In particular, sales of our Aspen products were down considerably due to lower demand from our largest customer. Net revenues were positively impacted by increased sales of our SONET/SDH products, including our ET-3 product.

Included in total net revenues is service revenues (of approximately zero in 2005 and $0.2 million in 2004) consisting of design services performed for third parties on a short-term contract basis. Service revenues are not our primary strategic focus and, as such, will fluctuate up or down from period to period, depending on business priorities.

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

Gross Profit. The following table presents the impact to gross profit of the excess and obsolete inventory charges and benefits for the years ended December 31, 2005 and 2004, respectively:

	Year ended December 31, 2005		Year ended December 31, 2004
Gross profit – as reported	$23,984	73%	$23,347	69%
Excess and obsolete inventory charge(1)	573	2%	571	2%
Excess and obsolete inventory benefit(2)	(3,394)	(11)%	(3,803)	(11)%

Gross profit – as adjusted	$21,163	64%	$20,115	60%

(1)	During the years ended December 31, 2005 and 2004, we recorded a provision for excess and obsolete inventories of approximately $0.6 million and $0.6 million, respectively, as costs of revenues.
(2)	During the years ended December 31, 2005 and 2004, we realized an excess and obsolete inventory benefit from the sale of products that had previously been written down to a cost basis of zero. For the purposes of comparing the change in gross profit on net revenues, we are excluding this benefit and calculating gross profit on these product revenues as if they had been sold at their historical average costs.

The increase in gross profit for the year ended December 31, 2005 as compared to the year ended December 31, 2004 reflects an increase in sales of our newer products, which generally yield a higher margin than our legacy products. These newer products include our EtherMap and aspen express devices

We anticipate that gross profit will continue to be impacted by fluctuations in the volume and mix of our product shipments as well as material costs, yield and the fixed cost absorption of our production operations.

Research and Development. Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to electronic design automation tools, subcontract and fabrication costs, depreciation and amortization and facilities expenses. During the year ended December 31, 2005, research and development expenses decreased $24.8 million, or 54% over the comparable period of 2004. This decrease reflects the positive impact of restructuring actions taken during 2005 and the second half of 2004. These restructuring actions included closure of our design centers in Belgium and France, workforce reductions in our U.S. and Swiss design locations, reductions in sub-contracting resources and our disengagement from development stage entities in Israel. In addition, depreciation costs were down $5.9 million from the year ended December 31, 2004, reflecting our reduced capital spending in recent periods and the wind-down of depreciation of assets purchased in 2001 and 2002.

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

We own convertible preferred stock of Opulan and Metanoia Technologies, Inc. (Metanoia). In addition, we have a 3% limited partnership interest in Neurone II, a venture capital fund organized as a limited partnership. We held an investment in Accordion Networks, Inc. (Accordion), which ceased operations in 2004. We account for these investments at cost. The financial condition of these companies is subject to significant changes resulting from their operating performance and their ability to obtain financing. We continually evaluate our investments in these companies for impairment.

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

Interest income increased from $2.4 million in 2004 to $2.8 million in 2005, as higher market yields more than offset the impact of lower cash and investment balances. At December 31, 2005 and 2004, the effective interest rates on our interest-bearing securities were approximately 3.28% and 2.22%, respectively

Income Tax Expense. Income tax expense, representing income taxes incurred by certain of our foreign subsidiaries, was $0.3 million and $0.2 million for the year ended December 31, 2005 and 2004, respectively. We have incurred taxable losses for U.S. federal and state purposes, but have recognized no corresponding tax benefits in 2005 and 2004, as such benefits have been offset by an increase in our deferred tax asset valuation allowance.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, we had total cash and cash equivalents of approximately $57.7 million. This is our primary source of liquidity, as we are not currently generating positive cash flow from our operations. Details of our cash inflows and outflows for the year ended December 31, 2006 as well as a summary of our cash, cash equivalents and future commitments are detailed as follows:

Cash, Cash Equivalents and Investments We have financed our operations and have met our capital requirements since incorporation in 1988 primarily through private and public issuances of equity securities, convertible notes, bank borrowings and cash generated from operations. Our principal source of liquidity as of December 31, 2006 consisted of $57.7 million in cash and cash equivalents. Cash equivalents are instruments with original maturities of less than 90 days. Our cash equivalents as of December 31, 2006 consist of money market instruments and commercial paper.

We believe that our existing cash and cash equivalents will be sufficient to fund operating losses, capital expenditures and provide adequate working capital for at least the next twelve months. However, there can be no assurance that events in the future will not require us to seek additional capital and, if so required, that capital will be available on terms favorable or acceptable to us, if at all.

The following table represents total cash usage for the years ended December 31, 2006 and 2005 respectively;

	December 31, 2006	December 31, 2005	Change	December 31, 2005	December 31, 2004	Change
Cash and cash equivalents	$57,723	$38,841	$18,882	$38,841	$17,311	$21,530
Short term investments	—	33,861	(33,861)	33,861	85,193	(51,332)
Long term investments	—	—	—	—	32,178	(32,178)

Total Cash and Investments	$57,723	$72,702	$(14,979)	$72,702	$134,682	$(61,980)

During the year ended December 31, 2006, the net decrease in cash, cash equivalents and investments was $15.0 million compared to a net decrease of $62.0 million during the year ended December 31, 2005.

Information on cash, cash equivalents and investments for each of the last three years is located in the Consolidated Statements of Cash Flow, Note 3 and Note 14 of the Notes to Consolidated Financial Statements.

Commitments and Significant Contractual Obligations

We have existing commitments to make future interest payments on the Plus Cash Notes and to redeem these notes in September 2007. Over the remaining life of the outstanding Plus Cash Notes, we expect to accrue and pay approximately $1.6 million in interest to the holders thereof.

We have outstanding operating lease commitments of $39.7 million, payable over the next eleven years. Some of these commitments are for space that is not being utilized and, for which, we recorded restructuring charges in prior years for excess facilities. During 2006 and 2005, we entered into sublease and lease termination agreements and made changes in estimates for a portion of our excess space and, as a result, we recorded a restructuring charge of $0.2 million and a restructuring benefit of $0.4 million, respectively. We are in the process of trying to sublease additional excess space but it is unlikely that any sublease income generated will offset the entire future commitment. As of December 31, 2006, we have sub-lease agreements totaling $6.2 million in place to rent portions of our excess facilities over the next four years. We currently believe that we can fund these lease commitments in the future. However, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

A summary of our significant future contractual obligations and their payments follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2007	2008 & 2009	2010 & 2011	Thereafter
Interest on convertible notes	$1,643	$1,643	$—	$—	$—
Redemption of convertible notes	30,154	30,154	—	—	—
Operating lease obligations	39,710	4,582	8,970	8,658	17,500
Purchase obligations	3,439	3,439	—	—	—

	$74,946	$39,818	$8,970	$8,658	$17,500

We also have pledged approximately $0.4 million in available cash and cash equivalents as collateral for stand-by letters of credit that guarantee certain long-term property lease obligations.

Subsequent Events

Subsequent events that potentially impact the Company’s financial statements are disclosed in the Notes to Consolidated Financial Statements of this report.

Recent Accounting Pronouncements

Newly issued accounting pronouncements that potentially impact the Company’s financial statements are disclosed in the Notes to Consolidated Financial Statements of this report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We have investments in money market accounts, government securities and commercial paper that earns interest income that is a function of the market rates. As a result, we have exposure to changes in interest rates. For example, if interest rates were to decrease by one half percentage point from their current levels, our potential interest income for 2007, assuming a constant cash balance, would decrease by approximately $0.3 million. We do, however, expect our cash balance to decline during 2006 and expect that our interest income will therefore also decrease proportionately.

Foreign Currency Exchange Risk. As substantially all of our net revenues are currently made or denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Although we recognize our revenues in U.S. dollars, we incur expenses in currencies other than U.S. dollars. In fiscal 2006, operating expenses incurred in foreign currencies were approximately 27% of our total operating expenses. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in hedging. We do not enter into derivative financial instruments for trading or speculative purposes. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

Fair Market Value of Financial Instruments. As of December 31, 2006, our debt consisted exclusively of convertible notes due September 30, 2007 with interest at a fixed rate of 5.45%. Consequently, we do not have significant cash flow exposure on the interest payments on these notes. However, the Company does have considerable exposure in the requirement to redeem these convertible notes on September 30, 2007. There is no guarantee that the Company will have either significant enough cash to pay down this debt, or the ability to refinance this debt on terms acceptable to the Company. Since these convertible notes are now considered current liabilities, the Company believes the notes par value of $30.2 million best represents the fair value today. The fair market value of the convertible notes has historically been subject to significant fluctuation due to changes in market interest rates and their convertibility into shares of our common stock. The fair market value of our outstanding 5.45% Plus Cash Notes was approximately $52.6 million at December 31, 2005. Among other factors, changes in interest rates and the price our common stock affect the fair value of our convertible notes. Refer to critical accounting policies and use of estimates in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on and analysis of our derivative liability associated with our 5.45% Convertible Plus Cash Notes due 2007.

Changes in Market Risk. There has been no significant change in our market risk since December 31, 2005.

Item 8.	Financial Statements and Supplementary Data

TRANSWITCH CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF UHY LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

TranSwitch Corporation

We have audited the accompanying consolidated balance sheets of TranSwitch Corporation and subsidiaries (the Company) as of December 31, 2006 and December 31, 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the years then ended. Our audit also included the financial statement schedule for 2006 and 2005 listed in the Index at Item 8. We have also audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). These financial statements and schedule are the responsibility of the Company’s management. Further, the Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and schedule, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included: obtaining an understanding of internal control over financial reporting; evaluating management’s assessment; testing and evaluating the design and operating effectiveness of internal control over financial reporting; and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TranSwitch Corporation and subsidiaries at December 31, 2006 and December 31, 2005 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for 2006 and 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Further, in our opinion, management’s assessment that TranSwitch Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lastly, in our opinion, TranSwitch Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123(R), “Share Based Payment.”

/s/ UHY LLP

New Haven, Connecticut
March 5, 2007

Report of KPMG LLP, Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

TranSwitch Corporation

We have audited the consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows of TranSwitch Corporation and subsidiaries for the year ended December 31, 2004. In connection with our audit of those consolidated financial statements, we have also audited the financial statement schedule as of and for the year ended December 31, 2004 as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of TranSwitch Corporation and subsidiaries and their cash flows for the year ended December 31, 2004, in conformity with US generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Stamford, Connecticut

March 11, 2005

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$57,723	$38,841
Short-term investments in marketable securities	—	33,861
Accounts receivable, net of allowances of $473 and $446	5,834	3,784
Inventories	3,257	2,375
Prepaid expenses and other current assets	1,422	1,961

Total current assets	68,236	80,822

Property and equipment, net	5,079	3,508
Goodwill	4,893	—
Investments in non-publicly traded companies	2,965	970
Deferred financing costs, net	257	1,092
Other assets	1,226	434

Total assets	$82,656	$86,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,230	$490
Accrued expenses and other current liabilities	3,051	2,816
Accrued compensation and benefits	2,431	1,946
Accrued stock rotation and sales allowances	112	717
Accrued interest	411	747
Restructuring liabilities	824	721
Obligation under deferred revenue	63	—
5.45% Convertible Plus Cash Notes due 2007, net of debt discount of $1,343	28,811	—
Derivative liability	980	—

Total current liabilities	37,913	7,437

Restructuring liabilities	20,689	21,038
5.45% Convertible Plus Cash Notes due 2007, net of debt discount of $5,695	—	49,102
Derivative liability	—	6,040

Total liabilities	58,602	83,617

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value: authorized - 300,000,000 shares; issued and outstanding - 128,113,218 shares at December 31, 2006 and 108,345,342 shares at December 31, 2005	128	108
Additional paid-in capital	345,946	314,697
Accumulated other comprehensive income (loss) – currency translation	404	(28)
Accumulated deficit	(322,424)	(311,568)

Total stockholders’ equity	24,054	3,209

Total liabilities and stockholders’ equity	$82,656	$86,826

See accompanying notes to consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended December 31,
	2006	2005	2004
Net revenues:
Product revenues	$36,159	$32,891	$33,481
Service revenues	2,761	9	206

Total net revenues	38,920	32,900	33,687
Cost of revenues:
Cost of product revenues	9,507	8,343	9,609
Provision for excess and obsolete inventories	—	573	571
Cost of service revenues	1,239	—	160

Total cost of revenues	10,746	8,916	10,340

Gross profit	28,174	23,984	23,347
Operating expenses:
Research and development	21,245	21,280	46,030
Marketing and sales	11,523	9,639	12,543
General and administrative	6,139	5,003	6,697
Restructuring charges, net	403	2,724	1,126

Total operating expenses	39,310	38,646	66,396

Operating loss	(11,136)	(14,662)	(43,049)
Other (expense) income:
Other income	85	—	378
Impairment of investments in non-publicly traded companies	—	(1,450)	(123)
Change in fair value of derivative liability	5,060	2,495	12,124
Loss on extinguishment of debt	(3,124)	(2,528)	(2,987)
Interest:
Interest income	2,728	2,844	2,394
Interest expense	(4,355)	(10,144)	(12,895)

Interest expense, net	(1,627)	(7,300)	(10,501)

Total other (expense) income, net	394	(8,783)	(1,109)

Loss before income taxes and cumulative effect of a change in accounting principle	(10,742)	(23,445)	(44,158)
Income taxes	114	309	189

Loss before cumulative effect of adoption of and change in accounting principles	(10,856)	(23,754)	(44,347)
Cumulative effect on prior years adoption of and retroactive application of FIN 46R	—	—	(277)

Net loss	$(10,856)	$(23,754)	$(44,624)

Basic and diluted loss per common share:
Loss before cumulative effect of adoption of and change in accounting principles	$(0.09)	$(0.23)	$(0.47)
Cumulative effect of prior years of adoption of and retroactive application of FIN 46R	—	—	—

Net loss	$(0.09)	$(0.23)	$(0.47)

Basic and diluted average common shares outstanding	124,801	104,779	94,638

See accompanying notes to consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

(in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated earnings (deficit)	Total
	Shares	Amount
Balance at December 31, 2003	90,953,205	$91	$291,115	$994	$(243,190)	$49,010

Comprehensive loss:
Net loss					(44,624)	(44,624)
Currency translation adjustment				72		72

Total comprehensive loss						(44,552)

Stock compensation	—		64			64

Shares of common stock issued under stock option and stock purchase plans	328,629	—	406	—	—	406
Shares of common stock issued upon exchange of 5.45% Convertible Plus Cash Notes due 2007	12,165,654	12	16,291	—	—	16,303

Balance at December 31, 2004	103,447,488	$103	$307,876	$1,066	$(287,814)	$21,231

Comprehensive loss:
Net loss					(23,754)	(23,754)
Currency translation adjustment				(1,094)		(1,094)

Total comprehensive loss						(24,848)

Stock compensation	—		459			459

Shares of common stock issued under stock option and stock purchase plans	711,320	1	714	—	—	715
Shares of common stock issued upon exchange of 5.45% Convertible Plus Cash Notes due 2007	4,186,534	4	5,648	—	—	5,652

Balance at December 31, 2005	108,345,342	$108	$314,697	$(28)	$(311,568)	$3,209

Comprehensive loss:

Net loss					(10,856)	(10,856)

Currency translation adjustment				432	—	432

Total comprehensive loss						(10,424)

Stock compensation			2,385			2,385

Shares of common stock issued in connection with common stock offering	13,766,667	14	18,856	—	—	18,870
Shares of common stock issued in connection with business acquisition	2,621,845	3	4,832	—	—	4,835
Shares of common stock issued under stock option and stock purchase plans	1,879,364	2	2,462	—	—	2,464
Shares of common stock issued upon exchange of 5.45% Convertible Plus Cash Notes due 2007	1,500,000	1	2,714	—	—	2,715

Balance at December 31, 2006	128,113,218	$128	$345,946	$404	$(322,424)	$24,054

See accompanying notes to consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2006	2005	2004
Operating activities:
Net loss	$(10,856)	$(23,754)	$(44,624)
Adjustments required to reconcile net loss to cash flows used by operating activities, net of effects of acquisitions:
Depreciation and amortization	4,214	4,247	10,249
Amortization of debt discount and deferred financing fees	2,308	5,521	6,792
Non-cash charge for the accelerated vesting of employee stock options	—	328	—
Loss on extinguishment of debt	3,124	2,528	2,987
Provision (benefit) for doubtful accounts	27	(181)	310
Provision for excess and obsolete inventories	—	573	571
Cumulative effect on prior years adoption of and retroactive application of FIN 46R	—	—	277
Non-cash restructuring charges	184	342	(1,984)
Stock-based compensation expense	2,395	131	64
Impairment of investments in non-publicly traded companies	—	1,450	123
Change in fair value of derivative liability	(5,060)	(2,495)	(12,124)
Changes in operating assets and liabilities:
Accounts receivable	(1,838)	1,192	(1,422)
Inventories	(682)	(15)	(666)
Prepaid expenses and other assets	585	162	424
Accounts payable	717	(895)	559
Accrued expenses and other current liabilities	(1,181)	(2,653)	(138)
Obligation under deferred revenue	(562)	—	—
Restructuring liabilities	(247)	(866)	(1,378)

Net cash used by operating activities	(6,872)	(14,385)	(39,980)

Investing activities:
Cash acquired upon consolidation of variable interest entities	—	—	124
Capital expenditures	(4,636)	(3,991)	(3,606)
Investments in non-publicly traded companies	(1,996)	(312)	(1,605)
Acquisition of business, net of cash acquired	(769)	—	—
Purchases of short and long-term investments in marketable securities	(4,921)	(2,732)	(159,821)
Proceeds from sales and maturities of short and long-term investments in marketable securities	38,782	86,242	118,930

Net cash provided (used) by investing activities	26,460	79,207	(45,978)

Financing activities:
Net proceeds from issuance of common stock	18,870	—	—
Issuance of common stock under employee stock plans	2,464	715	406
Payments to extinguish debt	(22,176)	(43,668)	(151)

Net cash (used) provided by financing activities	(842)	(42,953)	255

Effect of exchange rate changes on cash and cash equivalents	136	(339)	145

Change in cash and cash equivalents	18,882	21,530	(85,558)
Cash and cash equivalents at beginning of year	38,841	17,311	102,869

Cash and cash equivalents at end of year	$57,723	$38,841	$17,311

See accompanying notes to consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollars in thousands, except share and per share amounts)

Note 1. Business and Summary of Significant Accounting Policies

Description of Business

TranSwitch Corporation was incorporated in Delaware on April 26, 1988 and is headquartered in Shelton, Connecticut. TranSwitch Corporation and its subsidiaries (collectively, “TranSwitch” or the “Company”) design, develop, market and support highly integrated digital and mixed-signal semiconductor devices for the telecommunications and data communications markets.

Principles of Consolidation

The consolidated financial statements include the accounts of TranSwitch Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates include allowances for uncollectible accounts receivable, excess or slow-moving or obsolete inventories, impairment of assets, product warranty allowances, depreciation and amortization, income taxes, sales returns allowances, stock rotation allowances and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Cash, Cash Equivalents and Investments in Marketable Securities

All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents. Cash equivalents consist of overnight bank repurchase agreements, certificates of deposit, U.S. Treasury Bills, commercial paper and U.S. agency notes. The majority of the Company’s cash and cash equivalents are maintained with a limited number of major financial institutions. Cash, cash equivalents and investment balances at institutions may, at times, be above the Federal Deposit Insurance Corporation insured limit of $0.1 million per account.

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

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value because of their short maturities. The fair values of long-term investments (marketable securities), 4.50%

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

Convertible Notes due 2005 and 5.45% Convertible Plus Cash Notes due 2007 are determined using quoted market prices when those securities are greater than one year from maturity, and par value when those securities are one year or less from maturity. The fair value of the outstanding 5.45% Convertible Plus Cash Notes due 2007 was approximately $30.2 million (par value) and $52.6 million at December 31, 2006 and 2005, respectively.

The fair value of the Company’s marketable securities and investments in non-publicly traded companies are disclosed in Note 3—Investments in Marketable Securities and Note 4—Investments in Non-Publicly Traded Companies.

Inventories

Inventories are carried at the lower of cost (determined on a weighted-average cost basis) or estimated net realizable value.

Product Licenses

Product licenses are amortized using the greater of: (1) the amount computed using the ratio of a product’s current gross revenues to the product’s total of current and estimated future gross revenues; or (2) the straight-line method over the estimated useful life of the asset, generally three to five years, not to exceed the term of the license. Amortization of product licenses amounted to $0.2 million, $0.3 million and $0.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Accumulated amortization of licenses was $1.2 million and $1.0 million as of December 31, 2006 and 2005, respectively. All product licenses are fully amortized as of December 31, 2006.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. The Company reviews goodwill for potential impairment at least annually.

Patents

As of December 31, 2006 and 2005 there were no unamortized patent costs. During the year ended December 31, 2005 the Company determined that its remaining unamortized patent costs were impaired and recorded an impairment charge of $1.0 million. Prior thereto patents were being amortized on a straight line basis over their estimated economic lives of ten years. Amortization expense for patents was less than $0.1 million and approximately $0.2 million for the years ended December 31, 2005 and 2004, respectively.

Deferred Financing Costs

Deferred financing costs are being amortized using the interest method over the term of the related debt. Accumulated amortization of deferred financing fees was $20.5 million and $19.7 million as of December 31, 2006 and 2005, respectively. Amortization, included in the consolidated statement of operations as a component of interest expense, was $0.4 million, $1.0 million, and $1.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. Refer to Note 11—Convertible Notes.

Impairment of Intangibles and Long-Lived Assets

The Company reviews long-lived and intangible assets (including goodwill) for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When factors indicate that a long-lived asset should be evaluated for possible impairment, an estimate of the related asset’s undiscounted future cash flows over the remaining life of the asset is made to measure whether the carrying value is recoverable. Any impairment is measured based upon the excess of the carrying value of the asset over its estimated fair value which is generally based on an estimate of future discounted cash flows. A significant amount of management judgment is used in estimating future discounted cash flows. Refer to Note 12 - Restructuring and Asset Impairment Charges.

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

Agreements with certain distributors provide price protection and return and allowance rights. With respect to recognizing revenues from distributors: (1) the prices are fixed at the date of shipment from the Company’s facilities; (2) payment is not contractually or otherwise excused until the product is resold; (3) the Company does not have any obligations for future performance relating to the resale of the product; and (4) the amount of future returns, allowances, refunds and costs to be incurred can be reasonably estimated and are accrued at the time of shipment.

Service revenues are recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) services have been performed in accordance with the contractual obligations; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured.

In 2006, the Company commenced licensing intellectual property. Revenues from licensing arrangements generally consist of multiple elements such as license, implementation and maintenance services. The items (deliverables) included in the arrangement are evaluated pursuant to EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” to determine whether they represent separate units of accounting. The Company performs this evaluation at the inception of an arrangement and as the Company delivers each item in the arrangement.

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

Also in 2006, the Company commenced recognizing revenue from royalties upon notification of sale by its licensees. The terms of the royalty agreements generally require licensees to give notification to the Company and to pay royalties within 45 days of the end of the quarter during which the sales by its licensees take place.

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

At December 31, 2006, approximately 50% of accounts receivable were due from five customers. The majority of the Company’s sales are to customers in the telecommunications and data communications industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company establishes an allowance for potentially uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical payment trends and other information.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted FASB Statement No. 123 (revised), “Share-Based Payment” (SFAS 123R) using the modified prospective approach. Among its provisions, SFAS 123R requires companies to record compensation expense for share-based awards issued to employees and directors, including employee stock options related to the Company’s stock option plans and employee stock purchases related to the 2005 Employee Stock Purchase Plan, in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods.

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

The modified prospective approach requires the application of the new standard to all share-based awards issued on or after January 1, 2006, and to any outstanding share-based awards that were issued but not vested as of January 1, 2006. Results for prior periods have not been restated as provided for under the modified prospective approach. For equity awards granted after January 1, 2006, the Company recognizes share-based compensation expense for the fair value of the awards on the date granted on a straight-line basis over their vesting term.

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on the Company’s historical experience and future expectations.

The effect of adopting SRAS 123R for the year ended December 31, 2006, was to increase compensation expense and the loss before income taxes and the net loss by $2.4 million or $.02 per basic and diluted share. There were no effects on either operating or financing cash flows.

As of December 31, 2006, the unrecognized stock-based compensation cost related to non-vested option awards was $1.5 million. Such amount, reduced for forfeitures, will be recognized in operations over a weighted average period of 1.2 years.

Prior to adopting SFAS 123R, the Company accounted for share-based payment awards using the intrinsic value method of APB 25 and related interpretations. As such, the Company did not record compensation expense for employee share options, unless the awards were modified. The following table illustrates the effect on reported net loss and loss per share, as if the

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

Company accounted for all share-based payment awards using the fair value method of SFAS 123R (in thousands, except per share data):

	Years Ended December 31,
	2005	2004
Net loss:
As reported	$(23,754)	$(44,624)

Stock-based compensation expense determined under fair value based method for all awards	$(2,922)	$(15,840)

Pro forma	$(26,676)	$(60,464)

Basic loss per common share:

As reported	$(0.23)	$(0.47)

Pro forma	$(0.25)	$(0.64)

Diluted loss per common share:

As reported	$(0.23)	$(0.47)

Pro forma	$(0.25)	$(0.64)

Loss Per Common Share

The basic and diluted loss per common share amount is based upon the weighted average common shares outstanding during the periods. All “in-the-money” stock options and shares issuable upon the conversion of the 4.50% Convertible Notes due 2005 and 5.45% Convertible Plus Cash Notes due 2007 were anti-dilutive.

Foreign Currency Translation

All foreign subsidiaries use their local currency as their functional currency. Therefore, assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average exchange rates during the year. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss). Translation gains and losses related to monetary assets and liabilities denominated in a currency different from a subsidiary’s functional currency are included in the consolidated statements of operations.

Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. In the case where it is determined that a new accounting pronouncement effects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to it’s financial reporting, and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. New pronouncements assessed by the Company follow:

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and disclosure for uncertain tax positions, as defined, and seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not believe that the adoption of FIN 48 will have a significant impact on its financial statements.

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

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year unadjusted errors in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires registrants to apply the new guidance the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The Company’s financial statements were not effected by SAB 108.

Note 2. Acquisition of Mysticom Ltd.

On January 30, 2006, the Company completed its acquisition of Mysticom Ltd. (Mysticom), an Israel-based, privately-held developer of high-performance, low-power, multi-Gigabit Ethernet transceivers for the communications industry. The acquisition of Mysticom allows TranSwitch to integrate high-speed SerDes and PHY capabilities in the Company’s next generation of products as the market for 10-Gbps ports on telecommunications and data communications equipment grows.

TranSwitch acquired all the capital stock of Mysticom through the issuance of 2,378,185 shares of TranSwitch common stock. The common stock issued was valued at approximately $4.4 million ($1.85 per share). The Company incurred transaction costs of approximately $1.0 million in conjunction with this acquisition, resulting in a total purchase price of approximately $5.4 million.

Under the earn-out provisions of the Mysticom acquisition agreement, the Company could have paid up to an additional $10 million in the form of TranSwitch common stock or cash, upon Mysticom’s achievement of stipulated revenue objectives and a positive operating cash flow over the 12 month period ending January 30, 2007. Based on the operating performance of Mysticom there will be no earn-out provision payment.

The results of operations of Mysticom have been included in the Company’s consolidated financial results beginning on January 31, 2006, and all significant inter-company balances have been eliminated. The acquisition was accounted for under the purchase method of accounting. The Company has allocated the cost to acquire Mysticom to its identifiable tangible and intangible assets and liabilities, with the remaining amount classified as goodwill. None of the amount allocated to goodwill is expected to be deductible for tax reporting purposes. The total purchase price of Mysticom has been allocated as follows:

Cash	$271
Accounts receivable	239
Inventory	201
Prepaid and other assets	606
Property and equipment	369
Intellectual property (1)	894
Goodwill	4,893
Obligation under deferred revenue (2)	(625)
Accounts payable and accrued liabilities	(1,409)

Total purchase price	$5,439

(1)	The valuation of the purchased intellectual property ($0.9 million) was determined based on its estimated fair value at the acquisition date. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the purchased intellectual property. The purchased intellectual property is primarily being amortized ratably, based upon the recognition of the associated license revenue. Amortization expense of $0.5 million was recognized during 2006, and $0.3 million is expected to be amortized in 2007.
(2)	In connection with the preliminary purchase price allocation, the Company has estimated the fair value of Mysticom’s existing consulting and maintenance obligations related to deferred revenues. The estimated fair value of these obligations was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates the amount that the Company would be required to pay a third party to assume the support obligations. As of December 31, 2006, the remaining obligation under deferred revenue was $0.1 million.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

Unaudited pro forma results assuming Mysticom was acquired as of January 1, 2005 follows: Net revenues of $36.3 million; net loss of $28.6 million, and basic and diluted loss per common share of $0.27 for 2005. Unaudited pro forma results for 2006 approximate the reported results included in TranSwitch’s consolidated financial statements.

Note 3. Investments in Marketable Securities

The following table summarizes investments in marketable securities:

	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
December 31, 2006
Money market	$47,986	$—	$—	$47,986
Commercial paper	3,974	16	—	3,990

	$51,960	$16	$—	$51,976

December 31, 2005
Money market and certificates of deposits	$30,819	$—	$—	$30,819
U.S. government and agency obligations	16,500	—	(108)	16,392
Corporate bonds	17,361	—	(63)	17,298

	$64,680	$—	$(171)	$64,509

	December 31,
	2006	2005
Investments in marketable securities are reported as :
Cash equivalents	$51,960	$30,819
Short-term investments	—	33,861

	51,960	64,680

Cash	5,763	8,022

Total cash, cash equivalents and investments	$57,723	$72,702

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

Cost Method Investments

As of December 31, 2004, the Company owned convertible preferred stock of Opulan Technologies Corp. (Opulan), and Metanoia Technologies, Inc. (Metanoia). In addition, the Company had a 3% limited partnership interest in Neurone Ventures II

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

L.P (Neurone), part of a venture capital fund organized as a limited partnership. The cost and carrying amount of these investments was $2.1 million. During 2005, the Company made additional investments in these companies of $0.3 million.

The Company accounts for these investments at cost. The financial condition of these companies is subject to significant changes resulting from their operating performance and their ability to obtain financing. The Company continually evaluates its investments in these companies for impairment.

During the second quarter of 2005, the Company made the decision to no longer provide funding to Metanoia and determined that its investment was impaired. As a result, the Company recorded an impairment charge related to Metanoia of approximately $1.5 million in the second quarter of 2005.

As of December 31, 2005, the Company’s cost method investments were approximately $1.0 million, consisting of convertible preferred stock of Opulan of $0.7 million and a 3% limited partnership interest in Neurone II of $0.3 million.

During 2006, the Company made additional investments totaling approximately $2.0 million substantially all of which was invested in Opulan.

The financial condition of these companies is subject to significant changes resulting from their operating performance and their ability to obtain financing. As such, the Company continually evaluates its investments in these companies for impairment.

The Company had held an investment in Accordion Networks, Inc. (Accordion). Accordian ceased operation in 2004. The Company recognized an impairment loss related to this investment of $0.1 million in 2004.

Impairment of Investments in Non-Publicly Traded Companies

During the years ended December 31, 2005 and 2004, as a result of Company-specific and industry conditions, the Company determined that there were indicators of impairment to the carrying value of certain of its investments in non-publicly traded companies. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, most recent valuation data, the current investing environment, management/ownership changes, and competition. This evaluation process is based on information that the Company requests from these privately held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. During the years ended December 31, 2005 and 2004, the Company used the modified equity method of accounting to determine the impairment loss for its investments in non-publicly traded companies, as the Company determined that no better current evidence of the value of its cost method investments existed and it believes that this measurement process gives the Company the best basis for an estimate given the negative cash flows of these companies. The modified equity method of accounting results in recording an impairment loss on a cost method investment equal to the investor’s proportionate share of the investee’s losses as its contributed capital is consumed to fund operating losses of the investee from the inception of the investor’s investment.

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

Based upon its evaluations, the Company recorded impairment charges as referred to above relate to investments in non-publicly traded companies of $1.5 million in 2005 and $0.1 million in 2004. No impairment charge was required for 2006.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

Note 5. Inventories

The components of inventories follow:

	December 31,
	2006	2005
Raw material	$580	$323
Work-in-process	807	1,079
Finished goods	1,870	973

Total inventories	$3,257	$2,375

The Company recorded charges for excess and obsolete inventories totaling approximately zero, $0.6 million, $0.6 million and $1.5 million during the fiscal years ended December 31, 2006, 2005, 2004 and 2003 respectively. The effect of these inventory provisions was to write inventory down to a new cost basis of zero. During the years ended December 31, 2006, 2005 and 2004, the Company sold certain products that had previously been written down to a cost basis of zero. The following table presents the impact on gross profit of excess and obsolete inventory charges and benefits:

	Year Ended December 31, 2006		Year Ended December 31, 2005		Year Ended December 31, 2004
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %
Gross Profit—as reported	$28,174	72%	$23,984	73%	$23,347	69%
Excess and obsolete inventory charge	—	—	573	2%	571	2%
Excess and obsolete inventory benefit	(2,803)	(7)%	(3,394)	(11)%	(3,803)	(11)%

Gross profit—as adjusted	$25,371	65%	$21,163	64%	$20,115	60%

Note 6. Property and Equipment, Net

The components of property and equipment follow:

	Estimated Useful Lives		December 31,
			2006	2005
Purchased computer software	1-3 years		$27,242	$25,456
Computers and equipment	3-7 years		12,746	12,063
Furniture	3-7 years		2,601	2,264
Leasehold improvements	Lease term	*	954	848
Construction in-progress (software and equipment)			2,333	1,610

Gross property and equipment			$45,876	$42,241
Accumulated depreciation and amortization			(40,797)	(38,733)

Property and equipment, net			$5,079	$3,508

*	Estimated useful life of improvement if shorter.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

Depreciation expense was $3.5 million, $3.9 million, and $9.8 million, for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 7. Segment Information and Major Customers

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

Enterprise-wide Information

Enterprise-wide information provided on geographic net revenues is based on the customer’s ordering location. Long-lived asset information is based on the physical location of the assets. The following tables present net revenues and long-lived assets information for geographic areas:

	Years Ended December 31,
	2006	2005	2004
Net revenues:
United States	$9,674	$5,136	$9,014
China	8,630	7,832	5,554
Germany	3,610	2,767	5,933
Israel	2,670	2,995	2,101
Korea	1,960	996	1,277
Sweden	1,958	1,489	813
India	1,409	1,782	596
United Kingdom	1,401	2,005	2,686
Singapore	1,207	239	—
Mexico	734	1,105	1,377
Belgium	728	1,325	1,803
Malaysia	700	1,134	771
Canada	170	1,311	254
Other countries	4,069	2,784	1,508

Total	$38,920	$32,900	$33,687

	Years Ended December 31,
	2006	2005	2004
Long-lived assets:
United States	$4,086	$3,328	$4,696
Other countries (includes Mysticom goodwill in 2006)	7,111	614	598

Total	$11,197	$3,942	$5,294

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

Information about Major Customers

The Company ships its products to distributors and directly to end customers. The following table sets forth the percentage of net revenues attributable to all of the Company’s distributors as well as the significant customers:

	Years ended December 31,
	2006	2005	2004
Distributors:
Avnet, Inc.(1)	*	*	12%
Arrow Electronics, Inc.(2)	*	*	10%

Significant Customers:
Siemens AG	11%	17%	24%
Alcatel	11%	*	*
Nortel	*	11%	12%
Tellabs, Inc.(2)	*	*	10%

(1)	The end customers of the shipments to Avnet, Inc. include: Spirent Communications, Cisco Systems, Inc., Sonus Networks, Inc and Pulse communications, Inc.
(2)	The primary end customer of the shipments to Arrow Electronics, Inc. is Tellabs, Inc.
*	Revenues were less than 10% of the Company’s net revenues in these years.

Note 8. Income Taxes

The components of the loss before income taxes and cumulative effect of a change in accounting principle follow:

	Years Ended December 31,
	2006	2005	2004
U.S. domestic loss	$(10,389)	$(23,034)	$(43,238)
Foreign (loss) income	(353)	(411)	(920)

Loss before income taxes and cumulative effect of a change in accounting principle	$(10,742)	$(23,445)	$(44,158)

The provision for income taxes consists exclusively of current foreign income taxes.

The Company recorded net state franchise and capital taxes of approximately $0.4 million in 2004, which is recorded as a component of general and administrative expenses in the consolidated statements of operations. There were no similar taxes for 2005 or 2006.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

The following table summarizes the differences between the U.S. federal statutory rate and the Company’s effective income tax rate:

	Years Ended December 31,
	2006	2005	2004
U.S. federal statutory tax rate	(35.0)%	(35.0)%	(35.0)%
State taxes	12.6	(5.6)	6.8
Disallowed interest deduction	6.9	6.2	3.9
Capital loss on sale of subsidiary	—	—	(17.4)
Change in valuation allowance	13.7	34.9	42.5
Permanent differences, tax credits and other adjustments	2.9	0.8	(0.4)

Effective income tax rate	1.1%	1.3%	.4%

The tax effects of temporary differences that give rise to deferred income taxes follow:

	2006	2005
Deferred income tax assets:
Property and equipment	$645	$1,906
Other nondeductible accruals	676	588
Restructuring accrual	8,057	8,467
Capitalized research and development for tax purposes	15,546	15,803
Investment impairment	60	38
Net operating loss carry-forwards	75,791	75,620
Capital losses	15,138	15,739
Research and development and other credits	11,207	10,993
Debt discount	8,215	6,843
Inventories	14,462	10,681
Stock compensation under FAS 123R	897	—
Other	1,546	1,649

Total gross deferred income tax assets	152,240	148,327
Valuation allowance	(142,791)	(141,029)

Net deferred income tax assets	9,449	7,298

Deferred income tax liabilities:
Derivative liability	(8,351)	(6,708)
Other	(1,098)	(590)

Net deferred income tax liabilities	(9,449)	(7,298)

Net deferred income taxes	$—	$—

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

The Company continually evaluates its deferred income tax assets to determine whether it is more likely than not that such assets will be realized. In assessing the realizability, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Based on this assessment, management believes that significant uncertainty exists concerning the recoverability of the deferred income tax assets. As such, a valuation allowance has been provided for deferred income tax assets as of December 31, 2006 and 2005. Of the $142.8 million valuation allowance at December 31, 2006, subsequently recognized income tax benefits, if any, in the amount of $4.4 million will be applied directly to additional paid-in capital.

At December 31, 2006, the Company had available, for federal income tax purposes, net operating loss (“NOL”) carry-forwards of approximately $226.3 million, capital loss carry-forwards of approximately $40.9 million and research and development tax credit carry-forwards of approximately $11.2 million expiring in varying amounts from 2006 through 2025. For state income tax purposes, the Company had available NOL carry-forwards of approximately $94.5 million and capital loss carry-forwards of $40.9 million and state tax credit carry-forwards of $7.2 million expiring in varying amounts from 2006 to 2024.

Certain transactions involving the Company’s beneficial ownership have occurred in prior years, which resulted in a stock ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, approximately $21.9 million of the NOL carry-forwards and $1.4 million of research and development tax credit carry-forwards are subject to these limitations. The Company has not yet determined if any of the NOL and credits generated through 2006 will be subject to limitation under Section 382.

Note 9. Stockholders’ Rights Plan

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

Note 10. Employee Benefit Plans

Employee Stock Purchase Plans

Under the Company’s employee stock purchase plans, eligible employees may purchase a limited number of shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is less. Under the 1995 Employee Stock Purchase Plan (the 1995 ESPP), shares issued for 2005 and 2004 were 48,295 and 87,054, respectively. The 1995 ESPP was closed effective December 31, 2004. On May 19, 2005 the Company’s shareholders approved the 2005 Employee Stock Purchase Plan (the 2005 ESPP). Under the 2005 ESPP, the Company is authorized to issue 1,000,000 shares of common stock. In 2006, 89,077 shares were issued under the 2005 ESPP.

Stock Option Plans

As of December 31, 2006, the Company has two stock options plans: the 1995 Stock Plan, as amended (the “1995 Plan”) and the 2000 Stock Option Plan, as amended (the “2000 Plan”). The 1995 Non-Employee Director Stock Option Plan, as amended (the “Director Plan”) expired during 2005.

Under the 1995 Plan, 31,400,000 shares of the Company’s common stock are available to grant to employees in the form of incentive stock options. Also, non-qualified stock options and stock awards may be granted to employees, consultants and directors. The terms of the options granted are subject to the provisions of the 1995 Plan, as determined by the Compensation Committee of the Board of Directors. The exercise price of options under the 1995 Plan must be equal to the fair market value of

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

the common stock on the date of grant. Options granted under the 1995 Plan are generally nontransferable. The 1995 Plan, as amended, expires March 15, 2010. As of December 31, 2006, 1,881,599 shares were available for grant under the 1995 Plan.

The 2000 Plan provides for the granting of non-qualified options to employees and consultants to purchase up to an aggregate of 10,000,000 shares of common stock. No member of the Board of Directors or executive officers appointed by the Board of Directors is eligible for grants of options under the 2000 Plan. The terms of the options granted are subject to the provisions of the 2000 Plan, as determined by the Compensation Committee of the Board of Directors. Each non-qualified stock option shall either be fully exercisable on the date of grant or shall become exercisable thereafter in such installments as the Board of Directors may specify. The 2000 Plan will terminate in 2010. No option granted under the 2000 Plan may be exercised after the expiration of seven years from the date of grant. The exercise price of options under the 2000 Plan must be equal to the fair market value of the common stock on the date of grant. Options granted under the 2000 Plan are generally nontransferable. As of December 31, 2006, 1,569,609 shares were available for grant under the 2000 Plan.

The Director Plan expired during 2005. Prior to its expiration, the Director Plan provided for the automatic grant of options to non-employee directors on the anniversary date of each individual board member joining the Board of Directors to purchase up to an aggregate of 2,075,000 shares. Upon joining the Board of Directors, each director was granted an option to purchase 37,500 shares, one-third of which vested immediately, one-third after the first year, and the remaining one-third after the second year. Annually thereafter, each director was granted an option to purchase 28,800 shares, which vest fully after one year. The Director Plan was administered by the Compensation Committee of the Board of Directors. No option granted under the Director Plan is exercisable after the expiration of five years from the date of grant. The exercise price of options under the Director Plan was required to equal the fair market value of the common stock on the date of grant. Options granted under the Director Plan are generally nontransferable.

Information regarding stock options follows:

	Number of options outstanding	Weighted average exercise price per share
Outstanding at December 31, 2003	22,007,985	$11.04
Granted and assumed	4,464,150	1.85
Exercised	(223,430)	0.99
Canceled, forfeited or expired	(755,255)	10.11

Outstanding at December 31, 2004	25,493,450	9.49
Granted and assumed	3,778,100	1.52
Exercised	(711,320)	1.01
Canceled, forfeited or expired	(3,119,136)	13.84

Outstanding at December 31, 2005	25,441,094	8.09
Granted and assumed	2,814,959	1.80
Exercised	(1,790,287)	1.30
Canceled, forfeited or expired	(2,215,577)	10.09

Outstanding at December 31, 2006	24,250,189	$7.69

The Company has, in connection with the acquisitions of various companies, assumed the stock option plans of each acquired company, and the related options are included in the preceding table.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

Options outstanding and exercisable at December 31, 2006 follow:

Range of Exercise prices	Number outstanding	Options Outstanding		Options Exercisable
		Weighted Average Remaining Contractual Life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 0.28 to 1.12	2,292,262	3.25	$0.88	2,249,269	$0.87
1.13 to 1.50	2,874,640	4.52	1.40	2,513,638	1.39
1.52 to 1.65	2,665,188	4.90	1.58	2,283,257	1.58
1.66 to 2.47	4,801,930	4.79	1.99	3,340,208	2.05
2.50 to 3.39	2,541,054	2.19	3.15	2,531,398	3.15
3.56 to 8.54	2,655,384	2.00	4.83	2,652,259	4.83
8.66 to 10.75	2,715,545	1.89	9.71	2,715,545	9.71
11.04 to 30.94	2,337,537.62		25.29	2,337,537	25.29
32.48 to 67.81	1,366,649.70		44.09	1,366,649	44.09

$ 0.28 to 67.81	24,250,189	3.09	$7.69	21,989,760	$8.37

Stock options generally expire five, seven or ten years from the date of grant and generally vest ratably over periods ranging from immediately to four years.

As of December 31, 2006 both the fair value of options outstanding and the fair value of options exercisable were less than the exercise price.

Stock compensation charged to operations was $2.4 million in 2006, $0.5 million in 2005 and $0.1 million in 2004. Further, no compensation cost was capitalized as part of inventory, and no income tax benefit was recognized in those years. Lastly, no equity awards were settled in cash.

Stock-Based Compensation Fair Value Disclosures

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005	2004
Risk-free interest rate	4.83%	4.01%	3.43%

Expected life in years	3.46	2.23	2.3

Expected volatility	94.52%	97.22%	100.7%

Expected dividend yield	—	—	—

The weighted average fair value of stock options granted, calculated using the Black-Scholes option-pricing model, is $1.15, $0.81 and $0.97 for the years ended December 31, 2006, 2005 and 2004, respectively. The total intrinsic value of the options exercised was $1.2 million, $0.4 million, and $0.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

The Company recognized compensation expense related to stock options granted to non-employees of less than $0.1 million in 2006 and $0.1 million in each of the years ended December 31, 2005 and 2004.

In December 2005, the Company’s Board of Directors approved the acceleration of the vesting of certain stock options held by current non-officer employees with two or more years of employment with the Company. As a result, stock options to purchase approximately 1.5 million shares that would have vested from time to time over the next four years became immediately exercisable. As such, the Company recorded compensation expense of approximately $0.3 million in the fourth quarter of 2005. The accelerated vesting reduces the amount of compensation expense that the Company would have otherwise been required to recognize in 2006 and later upon the adoption effective January 1, 2006 of SFAS123R, Share-Based Payment. The reduction in compensation expense for 2006 was approximately $0.5 million.

Employee 401(k) Plan

The TranSwitch Corporation 401(k) Retirement Plan (the “Plan”) provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 15% of their annual compensation to the Plan, limited to an annual maximum amount as set periodically by the Internal Revenue Service. The Company provides matching contributions equal to 50% of the employees’ contributions, up to a maximum of 6% of the employee’s annual compensation. Company contributions begin vesting after two years and are fully vested after three years. Contribution expense related to the Plan was $0.3 million, $0.3 million and $0.4 million for 2006, 2005 and 2004, respectively.

Note 11. Convertible Notes

4.50% Convertible Notes Due 2005

The outstanding balance of the 4.50% Convertible Notes Due 2005 of $24.4 million as of December 31, 2004 was paid at maturity in September 2005.

5.45% Convertible Plus Cash Notes due 2007

Each 5.45% Convertible Plus Cash Notes due 2007 (Plus Cash Notes) may be converted by the holders thereof into 182.71 shares of the Company’s common stock (the base shares) plus $500 in cash (the plus cash amount), which the Company may elect to pay with shares of its common stock subject to the terms and conditions of the Plus Cash Notes indenture. Interest on the Plus Cash Notes is payable at a rate of 5.45% per year on March 31 and September 30 of each year, commencing on March 31, 2004. The Company may elect to pay interest in cash or common stock, subject to the terms and conditions of the Plus Cash Notes. At any time prior to maturity, the Company may, at its option, elect to automatically convert (an auto-conversion) the Plus Cash Notes if the closing price of its common stock exceeds $5.47 for 20 trading days during any consecutive 25 trading day period, subject to the terms and conditions of the Plus Cash Notes. The Company may elect to satisfy the plus cash amount issuable in connection with any auto-conversion in cash or common stock, subject to the terms and conditions of the Plus Cash Notes. If the Company had elected an auto-conversion prior to September 30, 2006, the Company would have been obligated to pay the additional interest in cash as described in the terms and conditions of the Plus Cash Notes indenture.

Derivative Liability Related to 5.45% Convertible Plus Cash Notes due 2007

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

Holder’s Conversion Right

Pursuant to the terms of the Plus Cash Notes, these notes are convertible at the option of the holder, at anytime on or prior to maturity, other than an auto-conversion date or a redemption date. The holder’s conversion right represents an embedded derivative that is required to be accounted for apart from the underlying Plus Cash Notes. At issuance of the Plus Cash Notes, the holder’s conversion right had an estimated initial fair value of $20.3 million, which was recorded as a discount to the Plus Cash Notes and a derivative liability on the consolidated balance sheet. The discount on the Plus Cash Notes will be accreted to par value through quarterly interest charges over the four-year term of the Plus Cash Notes. Assuming the daily volume weighted price determined according to the voluntary conversion provision is or remains below the threshold price of $2.61, the derivative related to the holder’s conversion right will be adjusted quarterly for changes in fair value during the period of time that any such Plus Cash Notes are outstanding and classified as a derivative liability, with the corresponding charge or credit to other expense or income. In subsequent periods, if the daily volume weighted average price of the Company’s common stock determined according to the voluntary conversion provision equals or exceeds the threshold price of $2.61, the embedded derivative financial instrument related to the holder’s conversion right will be adjusted to fair value with the corresponding charge or credit to other expense or income and then reclassified from total liabilities to stockholders’ equity. Changes in fair value during the period of time that any such Plus Cash Notes are outstanding and classified within stockholders’ equity, will be made by a corresponding charge or credit to additional paid-in-capital. The estimated fair value of the holder’s conversion right was determined using a lattice (trinomial) option-pricing model. The model uses several assumptions including: historical stock price volatility, risk-free interest rate, remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability. For the year ended December 31, 2006, the Company recorded other income on the consolidated statement of operations for the change in fair value of the holder’s conversion right of approximately $5.0 million. At December 31, 2006, the estimated fair value of the holder’s conversion right was approximately $1.0 million. The recorded value of the holder’s conversion right related to the Plus Cash Notes can fluctuate significantly based on fluctuations in the fair value of the Company’s common stock.

The Company amortized debt discount related to the Plus Cash Notes of $1.9 million in 2006, $4.5 million in 2005 and $5.6 million in 2004.

Exchanges of the Plus Cash Notes for Shares of Common Stock

During 2006, the Company issued an aggregate of 1,500,000 shares of the Company’s common stock plus approximately $22.6 million cash in exchange for $24.6 million in aggregate original principal amount of the Plus Cash Notes and accrued interest. During 2005, the Company issued an aggregate of 4,186,534 shares of the Company’s common stock plus approximately $19.2 million cash in exchange for $25.7 million in aggregate original principal amount of the Plus Cash Notes and accrued interest. During 2004, the Company issued an aggregate of 12,129,496 shares of the Company’s common stock plus approximately $0.1 million cash in exchange for $17.0 million in aggregate original principal amount of the Plus Cash Notes and accrued interest. No commission or other remuneration was paid or given directly or indirectly for soliciting these transactions. As a result of the exchanges, the Company recorded extinguishment losses of approximately $3.1 million in 2006, $2.5 million in 2005 and $3.0 million in 2004. The recorded losses reflect the non-cash write-off of unamortized debt discount and deferred debt issuance costs.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

Note 12. Restructuring and Asset Impairment Charges

During 2006 the Company recorded restructuring charges of approximately $0.4 million including $0.2 million of additional costs for changes in estimates for restructuring actions taken at the Company’s European design centers in 2004 and 2005, and $0.2 million for changes in estimates relating to subleases at the Company’s facilities in Shelton, Connecticut.

In the first quarter of 2005, the Company implemented an organizational restructuring that included the elimination of 26 positions, primarily in the Company’s Shelton, Connecticut and Boston, Massachusetts locations. As a result, the Company recorded restructuring charges of approximately $0.7 million related to employee termination benefits, $0.2 million related to asset impairments and $0.1 million related to excess facility costs, for a total restructuring charge of approximately $1.0 million. The restructuring is expected to reduce the Company’s salary and personnel expenses by approximately $2.5 million annually.

Also in the first quarter of 2005, the Company implemented a plan to disengage from TranSwitch S.A. (formerly, ADV Engineering S.A.), a wholly owned research and development subsidiary in France. This action resulted in the dismissal of 20 employees and is expected to result in operating savings of approximately $2.0 million annually. As a result of this action, the Company incurred restructuring charges of approximately $1.2 million related to employee termination benefits and $0.3 million related to legal and other transaction costs. These charges were offset by translation and other gains of $0.6 million, for a net restructuring charge of approximately $0.9 million.

In the second quarter of 2005, the Company conducted a review of certain patent assets that were acquired with the Company’s acquisition of Onex Communications Corporation (Onex) in 2001. The impairment review was conducted because the Company determined that it no longer had significant sales expectations for the products related to these patents. As such, the Company determined that these patent assets were impaired and recorded an impairment charge of $1.0 million in the second quarter of 2005.

In the third quarter of 2005, the Company recorded net restructuring charges of approximately $0.2 million related to an organizational restructuring of its Swiss design center. This action resulted in the dismissal of 4 employees and is expected to result in annual savings of approximately $0.6 million.

In the fourth quarter of 2005, the Company recorded restructuring benefits of $0.4 million reflecting the Company’s new agreements to sub-lease certain portions of excess facilities that had previously been accrued.

During the year ended December 31, 2004, the Company recorded restructuring charges totaling approximately $1.1 million resulting from the wind-down of the business and operations of OptiX, the liquidation of its investment in TeraOp, the impairment of certain long-lived assets and the disengagement from Easics N.V., its Belgian design center.

In the third quarter of 2004, the Company informed OptiX that it planned to discontinue its ongoing funding of OptiX’s operations. Consequently, the OptiX Board of Directors voted to wind-down its business and operations. During the year ended December 31, 2004, the Company recorded a charge of $0.2 million related to severance, the impairment of assets and lease buy out costs. This charge was offset by a gain of $0.5 million related to the deconsolidation of OptiX, which resulted in a net restructuring benefit of $0.3 million for the year ended December 31, 2004.

Also in the third quarter of 2004, the Company entered an agreement with TeraOp under which the Company converted its promissory notes issued and payable by TeraOp into shares of TeraOp common stock. The Company then sold all of its common share holdings in TeraOp to an independent third party for a nominal amount. In addition, the Company paid TeraOp $0.3 million for a royalty on future revenues of TeraOp. Currently, TeraOp has no revenue and may never have revenue in the future. As a result of these transactions, the Company no longer holds any equity or debt interest in TeraOp and has no influence over the operations of TeraOp. Accordingly, TeraOp was deconsolidated from the Company’s financial statements upon the completion of these transactions, resulting in a net restructuring charge of $0.2 million.

In the fourth quarter of 2004, the Company recorded a charge of $0.2 million related certain engineering design tool assets that were determined to be impaired under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Also in the fourth quarter of 2004, the Company finalized its plans to disengage from Easics N.V. This action resulted in a work force reduction of approximately 9% of the Company’s existing personnel and the sale of the business. As a result of this

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

action, the Company incurred restructuring charges of approximately $1.6 million related to employee termination benefits and $0.1 million related to legal and other transaction costs. These charges were offset by a gain of $0.5 million on the sale of Easics N.V., for a net restructuring charge of approximately $1.1 million.

A summary of the restructuring liabilities and activity follows:

	2006 Activity
	Restructuring Liabilities December 31, 2005	Restructuring Charges	Cash Payments	Non-cash asset write-offs	Adjustments and Changes to Estimates	Restructuring Liabilities December 31, 2006
Facility lease costs	$21,745	$—	$(375)	$—	$—	$21,370
Other	14	221	(37)	(237)	182	143

Totals	$21,759	$221	$(412)	$(237)	$182	$21,513

	2005 Activity
	Restructuring Liabilities December 31, 2004	Restructuring Charges	Cash Payments	Non-cash asset write-offs	Adjustments and Changes to Estimates	Restructuring Liabilities December 31, 2005
Employee termination benefits	$—	$2,355	$(2,355)	$—	$—	$—
Facility lease costs	22,625	161	(607)	—	(434)	21,745
Asset impairments	—	1,222	—	(1,222)	—	—
Other	—	(580)	(285)	879	—	14

Totals	$22,625	$3,158	$(3,247)	$(343)	$(434)	$21,759

Note 13. Commitments and Contingencies

Lease Agreements

The Company leases buildings and equipment at its headquarters in Shelton, Connecticut as well as at its subsidiaries’ locations worldwide. In 2006, the Company moved the design center in New Delhi, India to new facilities also in New Delhi. These facilities are leased until January, 2015 with a total additional minimum lease commitment of $6.1 million. Rental expense under all operating lease agreements was $1.7 million in 2006, $1.3 million in 2005 and $1.4 million in 2004.

In the years before 2006, the Company elected to exit certain design centers, but continues to have lease obligations for these particular facilities (refer to Note 12—Restructuring and Asset Impairment Charges for further disclosure).

The following table summarizes as of December 31, 2006 future minimum operating lease commitments, including contractually obligated building operating commitments that have remaining, non-cancelable lease terms in excess of one year and future sublease income:

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

	Operating Commitments	Sublease Agreements	Net Commitments
2007	$4,582	$2,425	$2,157
2008	4,506	2,531	1,975
2009	4,464	1,191	3,273
2010	4,329	68	4,261
2011	4,329	—	4,329
Thereafter	17,500	—	17,500

	$39,710	$6,215	$33,495

Patent Indemnity

Under the terms of substantially all of its sales agreements, the Company has agreed to indemnify its customers for costs and damages arising from claims against such customer based on, among other things, allegations that the Company’s products infringed upon the intellectual property rights of a third party. In the event of an infringement claim, the Company retains the right to (i) procure for the customer the right to continue using the product; (ii) replace the product with a non-infringing item which shall give equally good service; (iii) modify the product so that it becomes non-infringing; or (iv) remove the product and, on return of the product to the Company, the Company shall refund the buyers purchase price. Due to the nature of these indemnification agreements, the maximum potential future payments the Company could be required to make under these guarantees, when and if such claims may arise, cannot be reliably determined. No amounts have been accrued for any estimated losses with respect to these guarantees for customer indemnifications since it is not probable that a loss will be incurred. No claims have been made under these indemnity provisions.

Purchase Commitments

In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. As of December 31, 2006, the Company had purchase commitments totaling $3.4 million.

Note 14. Supplemental Cash Flow Information

The following represents supplemental cash flow information:

	Years Ended December 31,
	2006	2005	2004
Cash paid for interest	$2,136	$5,616	$6,264

Cash paid for income taxes	$322	$290	$293

The following represents a supplemental schedule of non-cash investing and financing activities:

Common stock issued in acquisitions	$4,832	$—	$—
Common stock issued upon conversion of Plus Cash Notes	$2,714	$5,652	$16,303

The Company includes capital lease obligations as part of accrued expenses in the consolidated balance sheets.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

Note 15. Issuance of Common Stock

In connection with the Mysticom acquisition the Company issued 2,621,845 shares of common stock, including 243,600 shares to settle assumed liabilities under retention agreements with certain Mysticom employees. The aggregate fair value of the common stock issued was approximately $4.8 million.

Also in 2006, the Company completed an offering of shares of common stock that resulted in the sale of 13,766,667 shares, with proceeds to the Company, after placement agency fees and expenses, of $18.9 million. The shares were offered under the Company’s previously filed shelf registration statement, which was declared effective by the Securities and Exchange Commission (SEC) on April 20, 2004, and a final prospectus supplement dated February 27, 2006.

Moreover in 2006, the Company issued an aggregate of 1,500,000 shares of the Company’s common stock plus approximately $22.6 million cash in exchange for $24.6 million in aggregate original principal amount of the Plus Cash Notes and accrued interest.

Note 16. Subsequent Events

On January 11, 2007, the Company acquired the ASIC Design Center Division of Data—JCE , an Israel-based publicly held electronics components distribution company. The ASIC Design Center develops and sells customer-specific semiconductor products. The acquisition was financed with the issuance of 3,746,713 shares of the Company’s common stock with an approximate value of $5.7 million and $1.4 million of cash. The Company may pay additional consideration in its common stock or cash, at its option, of up to $14.5 million if certain revenue and operating profit targets are achieved over the next twelve months.

On March 5, 2007 the Company announced a workforce reduction of approximately 20 primarily research and development employees in the Company’s Shelton, Connecticut and Bedford, Massachusetts facilities. These reductions represent approximately 16% of the Company’s U.S. workforce and would be accomplished by the end of the second quarter of 2007. The Company expects the cost and operating expense savings to be roughly $2.0 million per year, and that these savings will begin to be recognized by the Company’s 2007 third quarter. The Company expects the restructuring costs associated with the workforce reduction to total approximately $1.0 million in cash, which reflects the costs of employment terminations.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

Note 17. Quarterly Information (Unaudited)

The table below shows selected unaudited quarterly information of operating results. The Company believes that this information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. Interim operating results are not necessarily indicative of future period results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year ended December 31, 2006
Net revenues	$9,646	$10,318	$9,632	$9,324	$38,920
Cost of revenues	1,876	3,022	3,143	2,705	10,746

Gross profit	7,770	7,296	6,489	6,619	28,174
Net loss	(5,586)	(1,323)	(725)	(3,222)	(10,856)
Net loss per common share (1):
Basic	$(0.05)	$(0.01)	$(0.01)	$(0.03)	$(0.09)
Diluted	$(0.05)	$(0.01)	$(0.01)	$(0.03)	$(0.09)

Year ended December 31, 2005
Net revenues	$9,047	$7,951	$7,295	$8,607	$32,900
Cost of revenues	2,803	2,077	1,625	1,838	8,343
Cost of revenues—provision for excess and obsolete inventories	480	93	—	—	573

Gross profit	5,764	5,781	5,670	6,769	23,984
Net loss	(6,323)	(12,697)	(1,314)	(3,420)	(23,754)
Net loss per common share (1):
Basic	$(0.06)	$(0.12)	$(0.01)	$(0.03)	$(0.23)
Diluted	$(0.06)	$(0.12)	$(0.01)	$(0.03)	$(0.23)

(1)	The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods due to changes in the number of weighted average shares outstanding and the effects of rounding.
(2)	Effective January 1, 2006, the Company adopted SFAS 123R. As such, the reported net loss for 2006 reflects stock-based compensation expense of $2.4 million (Q1 of $0.4 million, Q2 of $0.7 million, Q3 of $0.6 million and Q4 of $0.6 million).

SCHEDULE II

TRANSWITCH CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Year	Additions		Deductions	Balance at End of Year
		Charges to Costs and Expenses	Charges to Other Accounts
Year ended December 31, 2006:
Allowance for losses on:
Accounts receivable	$446	$27	$—	$—	$473
Sales returns and allowance	45	542	—	(550)	37
Stock rotation	671	(523)	—	(73)	75
Warranty	150	(150)	—	—	—
Deferred income tax assets valuation allowance	141,029	1,762	—	—	142,791

	$142,341	$1,658	$—	$(623)	$143,376
Year ended December 31, 2005:
Allowance for losses on:
Accounts receivable	$731	$(181)	$—	$(104)	$446
Inventories (excess and obsolete)	—	573	—	(573)	—
Sales returns and allowance	397	153	—	(505)	45
Stock rotation	671	418	—	(418)	671
Warranty	268	(118)	—	—	150
Deferred income tax assets valuation allowance	132,841	8,188	—	—	141,029

	$134,908	$9,033	$—	$(1,600)	$142,341

Year ended December 31, 2004:
Allowance for losses on:
Accounts receivable	$462	$309	$—	$(40)	$731
Inventories (excess and obsolete)	—	571	—	(571)	—
Sales returns and allowance	694	201	—	(498)	397
Stock rotation	978	832	—	(1,139)	671
Warranty	261	7	—	—	268
Deferred income tax assets valuation allowance	114,071	18,770	—	—	132,841

	$116,466	$20,690	$—	$(2,248)	$134,908

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by UHY LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information with respect to directors, the Audit Committee of the Board of Directors, Audit Committee financial experts and named executive officers is incorporated herein by reference to the section entitled Proposal No. 1 “Election of Directors”, “Audit and Finance Committee Report” and “Compensation and Other Information Concerning Named Executive Officers”, respectively, contained in our definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 24, 2007, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2006. Information concerning Section 16(a) compliance is incorporated by reference to the section of our definitive proxy statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of Ethics

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

Corporate Governance Principles and Charters

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC, and such persons are also required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, the Company believes that during fiscal 2006 all executive officers, board members and greater than ten percent stockholders of the Company complied with all applicable filing requirements, with the exception of Theodore Quinlan, who filed a Form 3 on December 6, 2006 to report his becoming an executive officer of the Company on November 13, 2006.

Item 11.	Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to the section entitled “Compensation and Other Information Concerning Named Executive Officers” contained in our definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 24, 2007 which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners, directors and executive officers is incorporated herein by reference to the information in the section entitled “Security Ownership of Certain Beneficial Owners and Management”, “Related Party Transactions” and “Indemnification Matters” contained in our definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 24, 2007 which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2006.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions of the Company is incorporated herein by reference to the sections entitled “Compensation Committee Interlocks and Insider Participation” and “Related Party Transactions” contained in our definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 24, 2007 which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2006.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the section entitled, under the headings “Information about the Corporation’s Independent Auditors” contained in our definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 24, 2007, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2006.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1)	The following financial statements of TranSwitch Corporation are filed as part of this Form 10-K under Item 8 “Financial Statements and Supplementary Data.”

(a) (2)	All other schedules are omitted because they are either not applicable, not required or because the information is presented in the Consolidated Financial Statements and Financial Statement Schedule or the notes thereto.

(a) (3)	Exhibits

3.1	Amended and Restated Certificate of Incorporation, as amended to date (previously filed as Exhibit 3.1 to TranSwitch’s quarterly report on Form 10Q for the quarter ended March 31, 2005 and incorporated herein by reference).

3.2	By-Laws, as amended and restated, (previously filed as Exhibit 3.2 to TranSwitch’s annual report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

4.1	Amended and Restated Certificate of Incorporation, as amended to date (previously filed as Exhibit 3.1 to TranSwitch’s quarterly report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

4.2	Specimen certificate representing the common stock of TranSwitch Corporation (previously filed as Exhibit 4.1 to TranSwitch’s quarterly report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

4.3	Rights Agreement, dated as of October 1, 2001, between TranSwitch Corporation and EquiServe Trust Company, N.A., which includes the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares (previously filed as Exhibit 1 to TranSwitch’s Registration Statement No. 0-25996 on Form 8-A filed on October 2, 2001 and incorporated by reference herein).

4.4	Indenture, by and between TranSwitch Corporation and U.S. Bank National Association, as trustee, relating to TranSwitch Corporation’s 5.45% Convertible Plus Cash Notes due September 30, 2007, dated September 30, 2003 (previously filed as Exhibit 10.1 to TranSwitch Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

4.5	Revised Form of 5.45% Convertible Plus Cash Note due September 30, 2007 (previously filed as Exhibit A to Exhibit 4.2 to TranSwitch Corporation’s Registration Statement on Form S-3 (Registration No. 333-105332) and Form S-4 (Registration No. 333-105330) and incorporated herein by reference).

4.6	2005 Employee Stock Purchase Plan (filed as Exhibit 4.2 to the Company’s registration statement on Form S-8 (File No. 333-126129) and incorporated herein by reference).

4.7	Form of Employee Stock Purchase Plan Enrollment Authorization Form (previously filed as Exhibit 4.3 to the Company’s registration statement on Form S-8 (File No. 333-126129) and incorporated herein by reference).

4.8	Form of Employee Stock Purchase Plan Change / Withdrawal Authorization Form (previously filed as Exhibit 4.4 to the Company’s registration statement on Form S-8 (File No. 333-126129) and incorporated herein by reference).

4.9	Amendment No. 1 to the Rights Agreement, between TranSwitch and Computershare Trust Company, N.A. (formerly known as Equiserve Trust Company, N.A) as Rights Agent, dated as of February 24, 2006. (previously filed as Exhibit 1.1 to the company’s current report on Form 8-K as filed on February 28, 2006 and incorporated herein by reference).

10.1	Third Amended and Restated 1995 Stock Option Plan, as amended (previously filed as an exhibit to the company’s current report on Form 8-K as filed on May 23, 2005).*

10.2	1995 Non-Employee Director Stock Option Plan, as amended (previously filed as Exhibit 4.4 to the TranSwitch’s Registration Statement on Form S-8 (File No. 333-89798) and incorporated herein by reference).*

10.3	Form of Incentive Stock Option Agreement under the 1995 Stock Plan (previously filed as an exhibit to the TranSwitch’s Registration Statement on Form S-8 (File No. 33-94234) and incorporated herein by reference).

10.4	Form of Non-Qualified Stock Option Agreement under the 1995 Stock Plan (previously filed as an exhibit to the TranSwitch’s Registration Statement on Form S-8 (File No. 33-94234) and incorporated herein by reference).

10.5	Form of Non-Qualified Stock Option Agreement under the 1995 Non-Employee Director Stock Option Plan (previously filed as an exhibit to the TranSwitch’s Registration Statement on Form S-8 (File No. 33-94234) and incorporated herein by reference).

10.6	Lease Agreement, as amended, with Robert D. Scinto (previously filed as Exhibit 10.14 to the TranSwitch’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10.7	2000 Stock Option Plan (previously filed as Exhibit 4.2 to TranSwitch’s Registration Statement on Form S-8 (File No. 333-75800) and incorporated by reference herein).*

10.8	Form of Non-Qualified Stock Option Agreement under the 2000 Stock Option Plan (previously filed as Exhibit 4.3 to TranSwitch’s Registration Statement on Form S-8 (File No. 333-75800) and incorporated by reference herein).

10.9	1999 Stock Incentive Plan of Onex Communications Corporation (previously filed as Exhibit 4.2 to TranSwitch’s Registration Statement on Form S-8 (File No. 333-70344) and incorporated by reference herein).

10.10	Form of Incentive Stock Option Agreement under the 1999 Stock Incentive Plan of Onex Communications Corporation (previously filed as Exhibit 4.3 to TranSwitch’s Registration Statement on Form S-8 (File No. 333-70344) and incorporated by reference herein).

10.11	Dealer Manager Agreement, by and between TranSwitch Corporation and U.S. Bancorp Piper Jaffray, dated August 27, 2003 (previously filed as Exhibit 10.1 to TranSwitch Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

10.12	Placement Agreement, by and between TranSwitch Corporation and U.S. Bancorp Piper Jaffray, dated August 27, 2003 (previously filed as Exhibit 10.2 to TranSwitch Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

10.13	Agreement and Plan of Merger, dated December 6, 2005, by and among TranSwitch Corporation, Malgam Ltd., and Mysticom, Ltd. (previously filed as Exhibit 2.1 to TranSwitch’s Registration Statement on Form S-3 (File No. 333-131772) and incorporated herein by reference).

10.14	Escrow Agreement, dated January 30, 2006, by and among TranSwitch Corporation, Mysticom, Ltd., certain security holders of Mysticom, Ltd., Bruce Crocker, and U.S. National Bank (previously filed as Exhibit 2.2 to TranSwitch’s Registration Statement on Form S-3 (File No. 333-131772) and incorporated herein by reference).

10.15	Registration Rights Agreement, dated January 30, 2006, by and between TranSwitch Corporation and certain security holders (previously filed as Exhibit 2.3 to TranSwitch’s Registration Statement on Form S-3 (File No. 333-131772) and incorporated herein by reference).

10.16	Placement Agency Agreement, by and among TranSwitch Corporation, Thomas Weisel Partners LLC and Pacific Growth Equities, LLC, dated as of February 27, 2006 (previously filed as Exhibit 1.1 to the company’s current report on Form 8-K as filed on February 28, 2006 and incorporated herein by reference).

10.17	Escrow Agreement, by and among TranSwitch Corporation, U.S. Bank National Association, Thomas Weisel Partners LLC and Pacific Growth Equities, LLC, dated as of February 24, 2006 (previously filed as Exhibit 10.1 to the company’s current report on Form 8-K as filed on February 28, 2006 and incorporated herein by reference).

10.18	Asset Purchase Agreement by and among TranSwitch Corporation, TranSwitch (Israel) Ltd. and Data-JCE Ltd., dated as of December 5, 2006 (previously filed as Exhibit 2.1 to TranSwitch’s Registration Statement on Form S-3 (File No. 333-140509) and incorporated herein by reference).

10.19	Escrow Agreement by and among TranSwitch Corporation, Data-JCE Ltd. and U.S. Bank National Association, dated as of January 11, 2007 (previously filed as Exhibit 2.2 to TranSwitch’s Registration Statement on Form S-3 (File No. 333-140509) and incorporated herein by reference).

10.20	Registration Rights Agreement by and among TranSwitch Corporation and Data-JCE Ltd. dated as of January 11, 2007 (previously filed as Exhibit 2.3 to TranSwitch’s Registration Statement on Form S-3 (File No. 333-140509) and incorporated herein by reference).

10.21	Exchange Agreements dated February 1, 2006, between TranSwitch Corporation and Triton Offshore Fund, Limited and JMG Capital Partners, LP (filed herewith).

11.1	Computation of Loss Per Share (filed herewith).

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

16.1	Letter of KPMG LLP to the Securities and Exchange Commission dated April 4, 2005 (previously filed as an exhibit to the Company’s current report on Form 8-K as filed on April 6, 2005).

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm (filed herewith).

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm (filed herewith).

31.1	CEO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	CFO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	CEO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	CFO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Indicates management contract or compensatory plan, contract or arrangement identified as required in Item 15(a)(3) of Form 10-K

(b)	Exhibits

We hereby file as exhibits to this Form 10-K, those exhibits listed in Item 15 (a) (3) above.

(c)	Financial Statement Schedule

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
Dr. Santanu Das
President and Chief Executive Officer

March 6, 2007

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned named executive officers and directors of TranSwitch Corporation, hereby severally constitute and appoint Dr. Santanu Das and Mr. Theodore Chung, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable TranSwitch Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended and all requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Signature	Title(s)	Date

/s/ DR. SANTANU DAS Dr. Santanu Das	President and Chief Executive Officer (principal executive officer)	March 6, 2007

/s/ THEODORE CHUNG Mr. Theodore Chung	Vice President, Interim Chief Financial Officer	March 6, 2007

/s/ MICHAEL C. MCCOY Mr. Michael C. McCoy	Treasurer (principal financial and accounting officer)	March 6, 2007

/s/ ALFRED F. BOSCHULTE Mr. Alfred F. Boschulte	Director, Chairman of the Board	March 6, 2007

/s/ GERALD F. MONTRY Mr. Gerald F. Montry	Director	March 6, 2007

/s/ JAMES M. PAGOS Mr. James M. Pagos	Director	March 6, 2007

/s/ ALBERT E. PALADINO Dr. Albert E. Paladino	Director	March 6, 2007

/s/ ERIK H. VAN DER KAAY Mr. Erik H. van der Kaay	Director	March 6, 2007

/s/ HAGEN HULTZSCH Dr. Hagen Hultzsch	Director	March 6, 2007