Form 10-Q
period 2007-03-31
TRANSWITCH CORP /DE
filed 2007-05-10
CIK 944739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2007

or

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

At April 30, 2007, there were 132,225,916 shares of Common Stock, par value $.001 per share, of the Registrant outstanding.

TRANSWITCH CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended March 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$52,542	$57,723
Accounts receivable, net	7,084	5,834
Inventories	3,143	3,257
Prepaid expenses and other current assets	1,659	1,422

Total current assets	64,428	68,236

Property and equipment, net	4,558	5,079
Goodwill	10,076	4,893
Contracts and other intangibles, net	1,799	149
Investments in non-publicly traded companies	2,981	2,965
Deferred financing costs, net	172	257
Other assets	1,068	1,077

Total assets	$85,082	$82,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,914	$1,230
Accrued expenses and other current liabilities	2,929	3,051
Accrued compensation and benefits	2,449	2,431
Accrued stock rotation and sales allowances	68	112
Accrued interest	—	411
Restructuring liabilities	1,446	824
Obligation under deferred revenue	324	63
5.45% Convertible Plus Cash Notes due 2007, net of debt discount of $895 and $1,343, respectively	29,258	28,811
Derivative liability	871	980

Total current liabilities	39,259	37,913
Restructuring liabilities	20,598	20,689

Total liabilities	59,857	58,602

Stockholders’ equity:
Common stock, $.001 par value: 300,000,000 shares authorized; 132,148,721 and 128,113,218 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	132	128
Additional paid-in capital	352,258	345,946
Accumulated other comprehensive income – currency translation	475	404
Accumulated deficit	(327,640)	(322,424)

Total stockholders’ equity	25,225	24,054

Total liabilities and stockholders’ equity	$85,082	$82,656

See accompanying notes to unaudited consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Net revenues:
Product revenues	$8,938	$9,214
Service revenues	348	432

Total net revenues	9,286	9,646

Cost of revenues:
Cost of product revenues	2,904	1,674
Cost of service revenues	261	202

Total cost of revenues	3,165	1,876

Gross profit	6,121	7,770
Operating expenses:
Research and development	6,119	5,486
Marketing and sales	2,802	2,842
General and administrative	1,445	1,477
Restructuring charges, net	700	221

Total operating expenses	11,066	10,026

Operating loss	(4,945)	(2,256)
Other income (expense):
Change in fair value of derivative liability	109	638
Loss on extinguishment of debt	—	(3,124)
Interest:
Interest income	693	548
Interest expense	(995)	(1,353)

Interest expense, net	(302)	(805)

Total other expense, net	(193)	(3,291)

Loss before income taxes	(5,138)	(5,547)
Income taxes	78	39

Net loss	$(5,216)	$(5,586)

Basic and diluted net loss per common share	$(0.04)	$(0.05)

Basic and diluted average common shares outstanding	131,605	116,215

See accompanying notes to unaudited consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net loss	$(5,216)	$(5,586)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,206	1,102
Amortization of debt discount and deferred financing fees	533	708
Provision (benefit) for doubtful accounts	101	(18)
Loss on extinguishment of debt	—	3,124
Non-cash restructuring charges	—	184
Stock-based compensation expense	411	437
Change in fair value of derivative liability	(109)	(638)
Changes in operating assets and liabilities:
Accounts receivable	(1,351)	30
Inventories	515	(1,669)
Prepaid expenses and other assets	(259)	(493)
Accounts payable	684	778
Accrued expenses and other current liabilities	(548)	(165)
Obligations under deferred revenue	81	232
Restructuring liabilities	589	(148)

Net cash used by operating activities	(3,363)	(2,122)

Investing activities:
Capital expenditures	(560)	(121)
Investments in non-publicly traded companies	(16)	—
Acquisition of business, net of cash acquired	(1,650)	(755)
Proceeds from sales and maturities of short and long-term investments in marketable securities	—	16,840

Net cash (used) provided by investing activities	(2,226)	15,964

Financing activities:
Issuance of common stock under employee stock plans	349	841
Net proceeds from issuance of common stock	—	18,893
Payment to extinguish debt	—	(22,175)

Net cash provided (used) by financing activities	349	(2,441)

Effect of exchange rate changes on cash and cash equivalents	59	(7)

Change in cash and cash equivalents	(5,181)	11,394
Cash and cash equivalents at beginning of period	57,723	38,841

Cash and cash equivalents at end of period	$52,542	$50,235

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

Note 2. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of TranSwitch have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. These financial statements are prepared on a consistent basis with, and should be read in conjunction with, the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2006, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 6, 2007. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation for such periods. The results of operations for any interim period are not necessarily indicative of the results that may be achieved for the full year.

Note 3. Recent Accounting Pronouncements

The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007. FIN 48 clarifies and sets forth consistent rules for accounting for uncertain income tax positions in accordance with FAS 109 Accounting for Income Taxes. There was no cumulative effect of applying the provisions of this interpretation.

As of December 31, 2006 the Company had $5.4 million of unrecognized tax benefits. Due to the Company’s net operating loss position in the U.S., any subsequent recognition of these tax benefits would not likely change the Company’s effective tax rate. There have been no significant changes to the amount of unrecognized tax benefits from the date of adoption through March 31, 2007, nor does the Company reasonably expect any significant changes to occur within the next twelve months.

Historically the Company has not accrued or paid significant interest and penalties for underpayments of income taxes. Estimated interest and penalties related to underpayment of taxes would be classified as a component of income tax expense in the consolidated statement of operations. No interest and penalties for underpayments of income taxes were required to be accrued through March 31, 2007.

The Company files income tax returns in the U.S. and several foreign countries and has not extended the statute of limitations to assess additional taxes for any of these jurisdictions. Currently, the open tax years for federal and state purposes are 1997 through 2003, to the extent of the Company’s net operating loss carry forwards for those years, and 2004 to 2006 for all issues. The open tax years for all foreign jurisdictions are 2001 through 2006.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. Under SFAS 159, a company may elect to use fair value to measure certain financial assets and financial liabilities. The fair value election is irrevocable and generally made on an instrument-by-instrument basis even if a company has similar instruments that it elects not to measure at fair value. At the adoption date, unrealized gains and losses on existing items for which the fair value option has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes to fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by TranSwitch in the first quarter of 2008. The Company is currently determining if fair value accounting is appropriate for any eligible items and cannot currently estimate the effect, if any, which SFAS 159 will have on its consolidated financial statements.

Note 4. Stock-Based Compensation

The amount of the stock-based compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

Stock-based compensation expense is as follows:

	Three Months Ended March 31,
(in thousands)	2007	2006
Cost of Sales	$14	$25
Research and Development	173	115
Marketing and Sales	87	148
General and Administration	137	149

Total Stock-Based Compensation	$411	$437

Note 5. Loss Per Common Share

Basic loss and diluted loss per common share amounts are based upon the weighted average common shares outstanding during the periods. All “in-the-money” stock options for the three months ended March 31, 2007 and 2006, respectively, and shares issuable upon the conversion of the 5.45% Convertible Plus Cash Notes due 2007 were anti-dilutive.

Note 6. Acquisition of the ASIC Design Center Division of Data - JCE

On January 11, 2007, the Company acquired the ASIC Design Center Division of Data – JCE, an Israel-based publicly held electronics components distribution company. The ASIC Design Center develops and sells customer-specific semiconductor products.

The acquisition was financed with the issuance of 3,746,713 shares of the Company’s common stock with an approximate fair value of $5.5 million and $1.4 million of cash. The Company incurred transaction costs of approximately $0.3 million which resulted in a total purchase price of approximately $7.2 million.

Under the earn-out provisions of the ASIC Design Center acquisition agreement, the Company may pay up to an additional $14.5 million in the form of TranSwitch common stock or cash, at its option, if the ASIC Design Center achieves stipulated revenue and operating profit targets over the calendar year ending December 31, 2007. The Company will recognize any such additional consideration as an adjustment to the purchase price and goodwill at the expiration of the 12 month period.

The results of operations of the ASIC Design Center have been included in the Company’s consolidated financial results beginning on January 11, 2007. All significant inter-company balances and transactions have been eliminated. The acquisition was accounted for by the purchase method of accounting.

The Company has allocated the cost to acquire the ASIC Design Center to its identifiable tangible and intangible assets and liabilities, with the remaining amount classified as goodwill. None of the amount allocated to goodwill is expected to be deductible for tax reporting purposes. The Company is currently in the process of reviewing its purchase price allocation and may make adjustments in the near future. The total purchase price of the ASIC Design Center has been allocated, on a preliminary basis, in the Company’s consolidated financial statements as follows (in thousands):

Inventory	$400
Equipment	36
Contracts (1)	1,576
Goodwill	5,183

Total purchase price	$7,195

(1)	The valuation of existing contracts of the ASIC Design Center was determined based on their estimated fair value at the acquisition date. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique used to value such contracts. The value assigned to the ASIC contracts is generally being amortized ratably over five years, which represents the estimated contract average remaining useful life. Amortization expense of $0.1 million was recognized during the quarter ended March 31, 2007.

Unaudited pro forma results for the three months ending March 31, 2006, assuming the ASIC Design Center was acquired as of January 1, 2006 follows: Net revenues of $11.2 million; net loss of $5.4 million; basic and diluted loss per common share of $.04. Unaudited pro forma results for 2007 approximate the reported results included in the consolidated financial statements.

On January 30, 2006, the Company completed its acquisition of Mysticom Ltd. (Mysticom) an Israel-based, privately-held developer of high performance, low power, multi-Gigabit Ethernet transceivers for the communications industry. For further information, please refer to the Company’s consolidated financial statements and notes thereto included in Form 10-K for the year ended December 31, 2006.

Note 7. Inventories

The components of inventories follow:

(in thousands)	March 31, 2007	December 31, 2006
Raw material	$355	$580
Work-in-process	884	807
Finished goods	1,904	1,870

Total inventories	$3,143	$3,257

Note 8. Comprehensive Loss

The components of comprehensive loss were as follows:

	Three Months Ended March 31,
(in thousands)	2007	2006
Net loss	$(5,216)	$(5,586)
Foreign currency translation adjustment	71	266

Total comprehensive loss	$(5,145)	$(5,320)

Note 9. Restructuring and Asset Impairment Charges

During the three months ended March 31, 2007, the Company recorded restructuring charges of approximately $0.7 million for a workforce reduction of approximately 16 primarily research and development employees in the Company’s Shelton, Connecticut and Bedford, Massachusetts facilities.

During the three months ended March 31, 2006, the Company recorded charges of approximately $0.2 million to record additional costs for changes in estimates for restructuring actions taken at the Company’s European design centers in 2004 and 2005.

A summary of the restructuring liabilities and activity follows:

	Activity for Three Months Ended March 31, 2007
(in thousands)	Restructuring Liabilities December 31, 2006	Restructuring Charges	Cash Payments	Non-cash Items	Adjustments and Changes in Estimates	Restructuring Liabilities March 31, 2007
Employee termination benefits	$—	$700	$(53)	$—	$—	$647

Facility lease costs	21,370	—	(58)	—	(39)	21,273

Other	143	—	—	(58)	39	124

Totals	$21,513	$700	$(111)	$(58)	$—	$22,044

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

For the three months ended March 31, 2007 and 2006, there was no impairment charges related to investments in non-publicly traded companies.

Note 11. 5.45% Convertible Plus Cash Notes due 2007

As of March 31, 2007 and December 31, 2006, the remaining outstanding principal balance of the 5.45% Convertible Plus Cash Notes (the Plus Cash Notes) was $30.2 million. These notes are due in September 2007.

For the three months ended March 31, 2007 and 2006, the Company amortized $0.4 million and $0.6 million, respectively of debt discount related to the Plus Cash Notes.

Note 12. Supplemental Cash Flow Information

The following represents supplemental cash flow information:

	Three Months Ended March 31,
(in thousands)	2007	2006
Cash paid for interest	$826	$1,295

The following represents a supplemental schedule of non-cash investing and financing activities:

Conversion of 5.45% Plus Cash Notes into common stock	—	$2,715
Issuance of common stock to settle Mysticom retention liabilities	—	$435

Note 13. Issuance of Common Stock

On January 11, 2007, the Company issued 3,746,713 shares of common stock in connection with the acquisition of the ASIC Design Center Division of Data – JCE. The aggregate fair value of the common stock issued was approximately $5.5 million.

In the first quarter of 2006 the Company completed an offering of shares of common stock that resulted in the sale of 13,766,667 shares, with proceeds to the Company, after placement agency fees and expenses, of $18.9 million. The shares were offered under the Company’s previously filed shelf registration statement, which was declared effective by the Securities and Exchange Commission (SEC) on April 20, 2004, and a final prospectus supplement dated February 27, 2006.

Also in the first quarter of 2006 the Company issued 2,621,845 shares of common stock in connection with the acquisition of Mysticom, including 243,600 shares to settle assumed liabilities under retention agreements with certain Mysticom employees. The aggregate fair value of the common stock issued was approximately $4.8 million.

Note 14. Income Taxes

Income taxes shown in the consolidated statements of operations for both 2007 and 2006 reflect taxes applicable to the Company’s foreign subsidiaries.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements and the related notes thereto contained in Part 1, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2006.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, and any documents incorporated herein by reference may contain, forward-looking statements that involve risks and uncertainties. When used in this document, the words, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “expect” and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements as a result of risk factors including those set forth in this report and in our Annual Report on Form 10-K for the year ended December 31, 2006.

OVERVIEW

TranSwitch is a Delaware corporation incorporated on April 26, 1988. We design, develop and market highly integrated semiconductor devices, also referred to as very large scale integration (VLSI), that provide core functionality in voice and data communications network equipment deployed in the global communications network infrastructure. In addition to their high degree of functionality, our products incorporate digital and mixed-signal (analog and digital) processing capabilities, providing comprehensive system-on-a-chip (SOC) solutions to our customers.

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

During the quarter ended March 31, 2007, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2006.

RESULTS OF OPERATIONS

The results of operations that follow should be read in conjunction with our critical accounting policies and use of estimates summarized above as well as our accompanying unaudited condensed consolidated financial statements and notes thereto contained in Item 1 of this report. The following table sets forth certain unaudited interim consolidated statements of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended March 31,
	2007	2006
Net revenues:
Product revenues	96%	96%
Service revenues	4%	4%

Total net revenues	100%	100%
Cost of revenues:
Product cost of revenues	31%	17%
Service cost of revenues	3%	2%

Total cost of revenues	34%	19%

Gross profit	66%	81%
Operating expenses:
Research and development	66%	57%
Marketing and sales	30%	30%
General and administrative	16%	15%
Restructuring and asset impairment charges, net	7%	2%

Total operating expenses	119%	104%

Operating loss	(53)%	(23)%

Net Revenues

Net revenues, including product and service revenues were $9.3 million in the first quarter of 2007. This is a decrease of 4% from the first quarter of 2006. The following table summarizes our net product revenue mix by product line for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006		Percentage Increase (Decrease) in Product Line Revenues
(Tabular dollars in thousands)	Product Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues
SONET/SDH	$5,805	65%	$6,301	68%	(8)%
Asynchronous/PDH	441	5%	984	11%	(55)%
ATM/IP	2,544	28%	1,929	21%	32%
Non-Telecommunications	148	2%	—	—	NA

Total	$8,938	100%	$9,214	100%	(3)%

The 3% decrease in product revenues for the first quarter of 2007 versus the comparable period of 2006 reflects decreased sales of our SONET/SDH products, with increases in the Ethermap and Envoy products not offsetting decreases in SOT-3 and Phast-12E products. Decreased revenue also occurred in our Asynchronous/PDH products due to decreases in our DART, E123MUX and MRT products (all last time buy products). These decreases were offset by increased ATM/IP product revenues and Non-Telecommunications product revenues due to the acquisition of the ASIC Design Center on January 11, 2007.

Service revenues consist of license, implementation and maintenance service sales generated by our Mysticom subsidiary, which we acquired on January 30, 2006.

International net revenues represented approximately 89% and 69% of net revenues for the three months ended March 31, 2007 and 2006, respectively.

Gross Profit

The following table presents the impact on gross profit of excess and obsolete inventory charges and benefits:

(in thousands)	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %
Gross Profit - as reported	$6,121	66%	$7,770	81%
Excess and obsolete inventory benefit	(278)	(3)%	(1,235)	(13)%

Gross profit - as adjusted	$5,843	63%	$6,535	68%

Total gross profit for the three months ended March 31, 2007, decreased by approximately $1.6 million, or 21% from the comparable period of the prior year. The decrease in gross profit reflects lower revenues and a shift in product mix associated with our purchase of the ASIC Design Center.

Excluding the benefit from sales of previously written down inventory and the impact of excess and obsolete inventory charges, gross profit as a percentage of net revenues declined from 68% in the first quarter of 2006 to 63% in the first quarter of 2007. We anticipate that gross profit will continue to be impacted by fluctuations in the volume and mix of our product shipments as well as material costs, yield and the fixed cost absorption of our product operations.

Research and Development

Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to electronic design automation tools, subcontracting and fabrication costs, depreciation and amortization, and facilities expenses. During the quarter ended March 31, 2007, research and development expenses increased $0.6 million, or 12% over the comparable period of 2006. This higher research and development expense was due primarily to initial prototype fabrications cost associated with a new product increasing $0.3 million, and depreciation due to capital spending on software licenses increasing $0.2 million.

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

Marketing and Sales

Marketing and sales expenses consist primarily of personnel-related expenses, trade show expenses, travel expenses and facilities expenses. Marketing and sales expenses were relatively flat for the three months ended March 31, 2007 as compared to the same period in the prior year.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, professional and legal fees and facilities expenses. General and administrative expenses were relatively flat for the three months ended March 31, 2007 as compared to the same period in the prior year.

Restructuring and Asset Impairment Charges, net

During the three months ended March 2007, we recorded charges of approximately $0.7 million for costs associated with a workforce reduction of approximately 16 primarily research and development employees in the Company’s Shelton, Connecticut and Bedford, Massachusetts facilities.

In the first quarter of 2006, we recorded charges of approximately $0.2 million to record additional costs for changes in estimates for restructuring actions taken at the Company’s European design centers in 2004 and 2005.

Change in Fair Value of Derivative Liability

For the three months ended March 31, 2007, we recorded other income of approximately $0.1 million to reflect the change in the fair value of derivative liability resulting from issuance of the Plus Cash Notes. This compares to $0.6 million of other income that we recorded for the three months ended March 31, 2006.

Interest Expense, net

Interest expense, net decreased from $0.8 million in the first quarter of 2006 to $0.3 million in 2007, reflecting lower interest expense and higher interest income.

Interest expense decreased from $1.4 million in the first quarter of 2006 to $1.0 million in 2007 due to lower debt balances resulting from the exchanges of the Plus Cash Notes in 2006.

Interest income increased from $0.5 million in the first quarter of 2006 to $0.7 million in 2007. The impact of higher market yields more than offset lower cash and investment balances. At March 31, 2007 and 2006, the effective interest rate on our interest-bearing securities was approximately 5.3% and 3.5%, respectively.

Income Tax Expense

For the three months ended March 31, 2007 and 2006, income tax expense was less than $0.1 million. The amounts that were recorded reflect income taxes on the earnings of certain of our foreign subsidiaries.

During the three months ended March 31, 2007 and 2006, we evaluated our deferred income tax assets as to whether it is “more likely than not” that the deferred income tax assets will be realized. In our evaluation of the realizability of deferred income tax assets, we consider projections of future taxable income, the reversal of temporary differences and tax planning strategies. We have evaluated and determined that it is not “more likely than not” that all of the deferred income tax assets will be realized. Accordingly, a valuation allowance was recorded for all of our net deferred income tax assets. In future periods, we will not recognize a deferred tax benefit and will maintain a deferred tax valuation allowance until we achieve sustained taxable income. Additionally, in the future, we expect our current income tax expense to be related to taxable income generated by our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007 and December 31, 2006, we had total cash, cash equivalents and investments in marketable securities of approximately $52.5 million and $57.7 million, respectively. This is our primary source of liquidity, as we are not currently generating positive cash flow from our operations. A summary of our cash, cash equivalents and investments in marketable securities and future commitments are detailed as follows:

Cash, Cash Equivalents and Investments

We have financed our operations and have met our capital requirements since incorporation in 1988 primarily through private and public issuances of equity securities, convertible notes, bank borrowings and, for certain years, cash generated from operations. Our principal sources of liquidity as of March 31, 2007, consisted of $52.5 million in cash and cash equivalents. Cash equivalents are instruments with original maturities of less than 90 days. Our cash equivalents as of March 31, 2007 consist of money market instruments and overnight repurchase investments.

We believe that our existing cash and cash equivalents as of March 31, 2007 will be sufficient to fund operating losses, capital expenditures, redeem our Plus Cash Notes due September 2007 and provide adequate working capital for at least the next twelve months. However, there can be no assurance that events in the future will not require us to seek additional capital and, if so required, that capital will be available on terms favorable or acceptable to us, if at all.

(in thousands)	March 31, 2007	December 31, 2006	Change	March 31, 2006	December 31, 2005	Change
Cash and Cash equivalents	$52,542	$57,723	$(5,181)	$50,235	$38,841	$11,394
Short term investments	—	—	—	17,021	33,861	(16,840)

Total Cash and investments	$52,542	$57,723	($5,181)	$67,256	$72,702	($5,446)

Effect of Exchange Rates and Inflation: Exchange rates and inflation have not had a significant impact on our operations or cash flows.

Commitments and Significant Contractual Obligations

There have been no material changes to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 6, 2007. Additional comments related to our contractual obligations are presented below.

We have existing commitments to make future interest payments on our Plus Cash Notes and to redeem these notes in September 2007. Over the remaining life of the Plus Cash Notes, we expect to accrue and pay approximately $0.8 million in interest to the holders thereof.

We have outstanding operating lease commitments of approximately $38.8 million, payable over the next eleven years. Some of these commitments are for space that is not being utilized and, for which, we recorded restructuring charges in prior periods. We are in the process of trying to sublease additional excess space but it is unlikely that any sublease income generated will offset the entire future commitment. As of March 31, 2007, we have sublease agreements totaling approximately $5.5 million to rent portions of our excess facilities over the next four years. We currently believe that we can fund these lease commitments in the future; however, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

We have also pledged approximately $0.4 million in available cash and cash equivalents as collateral for stand-by letters of credit that guarantee certain long-term property lease obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, including our President and Chief Executive Officer and Interim Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company. These officers have concluded that our disclosure controls and procedures are effective. As such, we believe that all material information relating to us and our consolidated subsidiaries required to be disclosed in our periodic filings with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the required time period, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2007, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Limitations Inherent in all Controls.

The Company’s management, including the President and Chief Executive Officer, and Interim Chief Financial Officer, recognize that our disclosure controls and our internal controls (discussed above) cannot prevent all errors or all attempts at fraud. Any controls system, no matter how well crafted and operated, can only provide reasonable, and not absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in any control system, no evaluation or implementation of a control system can provide complete assurance that all control issues and all possible instances of fraud have been or will be detected.

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

ITEM 1A.	RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

TRANSWITCH CORPORATION

May 10, 2007	/s/ Dr. Santanu Das
Date	Dr. Santanu Das Chief Executive Officer and President (Chief Executive Officer)

May 10, 2007	/s/ Theodore Chung
Date	Theodore Chung Interim Chief Financial Officer (Chief Financial Officer)