Form 10-Q
period 2007-06-30
TRANSWITCH CORP /DE
filed 2007-08-09
CIK 944739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2007

or

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

At July 31, 2007, there were 132,959,805 shares of Common Stock, par value $.001 per share, of the Registrant outstanding.

TRANSWITCH CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended June 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$50,384	$57,723
Accounts receivable, net	6,857	5,834
Inventories	2,635	3,257
Prepaid expenses and other current assets	1,747	1,422

Total current assets	61,623	68,236
Property and equipment, net	4,297	5,079
Goodwill	10,075	4,893
Contracts and other intangible assets, net	1,694	149
Investments in non-publicly traded companies	2,994	2,965
Deferred financing costs, net	86	257
Other assets	816	1,077

Total assets	$81,585	$82,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,627	$1,230
Accrued expenses and other current liabilities	2,760	3,051
Accrued compensation and benefits	2,214	2,431
Accrued stock rotation and sales allowances	155	112
Accrued interest	411	411
Restructuring liabilities	896	824
Obligation under deferred revenue	303	63
5.45% Convertible Plus Cash Notes due 2007, net of debt discount of $447 and $1,343, respectively	8,460	28,811
Derivative liability	595	980

Total current liabilities	17,421	37,913

Restructuring liabilities	20,506	20,689
5.45% Convertible Notes due 2010	21,246	—

Total liabilities	59,173	58,602

Stockholders’ equity:
Common stock, $.001 par value: 300,000,000 shares authorized; 132,900,744 and 128,113,218 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	133	128
Additional paid-in capital	353,818	345,946
Accumulated other comprehensive income – currency translation	506	404
Accumulated deficit	(332,045)	(322,424)

Total stockholders’ equity	22,412	24,054

Total liabilities and stockholders’ equity	$81,585	$82,656

See accompanying notes to unaudited consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues:
Product revenues	$8,119	$9,819	$17,057	$19,032
Service revenues	756	500	1,104	932

Total net revenues	8,875	10,319	18,161	19,964
Cost of revenues:
Cost of product revenues	2,757	2,834	5,661	4,507
Provision for excess and obsolete inventories	443	—	443	—
Cost of service revenues	330	189	591	391

Total cost of revenues	3,530	3,023	6,695	4,898

Gross profit	5,345	7,296	11,466	15,066
Operating expenses:
Research and development	5,324	5,094	11,443	10,580
Marketing and sales	2,770	3,079	5,572	5,921
General and administrative	1,519	1,642	2,964	3,120
Restructuring (credits) charges, net	(53)	182	647	403

Total operating expenses	9,560	9,997	20,626	20,024

Operating loss	(4,215)	(2,701)	(9,160)	(4,958)
Other income (expense):
Change in fair value of derivative liability	275	1,808	384	2,446
Loss on extinguishment of debt	—	—	—	(3,124)
Interest:
Interest income	686	656	1,379	1,205
Interest expense	(1,045)	(983)	(2,040)	(2,336)

Interest expense, net	(359)	(327)	(661)	(1,131)

Total other income (expense), net	(84)	1,481	(277)	(1,809)

Loss before income taxes	(4,299)	(1,220)	(9,437)	(6,767)
Income taxes	106	103	184	142

Net loss	$(4,405)	$(1,323)	$(9,621)	$(6,909)

Basic and diluted net loss per common share	$(0.03)	$(0.01)	$(0.07)	$(0.06)

Basic and diluted average common shares outstanding	132,422	127,216	132,016	121,746

See accompanying notes to unaudited consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net loss	$(9,621)	$(6,909)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,411	2,211
Amortization of debt discount and deferred financing fees	1,067	1,241
Provision for excess and obsolete inventories	443	—
Provision for doubtful accounts	83	96
Loss on extinguishment of debt	—	3,124
Non-cash restructuring charges	58	184
Stock-based compensation expense	1,083	1,140
Change in fair value of derivative liability	(384)	(2,446)
Changes in operating assets and liabilities:
Accounts receivable	(1,106)	(708)
Inventories	580	(1,713)
Prepaid expenses and other assets	(229)	(313)
Accounts payable	397	686
Accrued expenses and other current liabilities	(416)	(811)
Obligations under deferred revenue	60	305
Restructuring liabilities	(111)	(115)

Net cash used by operating activities	(5,685)	(4,028)

Investing activities:
Capital expenditures	(1,211)	(800)
Investments in non-publicly traded companies	(29)	(1,050)
Acquisition of business, net of cash acquired	(1,650)	(755)
Proceeds from sales and maturities of short and long-term investments in marketable securities	—	31,859

Net cash (used) provided by investing activities	(2,890)	29,254

Financing activities:
Issuance of common stock under employee stock plans	1,200	1,647
Net proceeds from issuance of common stock	—	18,873
Payment to extinguish debt	—	(22,175)

Net cash provided (used) by financing activities	1,200	(1,655)

Effect of exchange rate changes on cash and cash equivalents	36	(16)

Change in cash and cash equivalents	(7,339)	23,555
Cash and cash equivalents at beginning of period	57,723	38,841

Cash and cash equivalents at end of period	$50,384	$62,396

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

Note 2. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of TranSwitch have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. These financial statements are prepared on a consistent basis with, and should be read in conjunction with, the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2006, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 6, 2007. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation. The results of operations for any interim period are not necessarily indicative of the results that may be achieved for the full year.

Note 3. Recent Accounting Pronouncements

The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007. FIN 48 clarifies and sets forth consistent rules for accounting for uncertain income tax positions in accordance with FAS 109 Accounting for Income Taxes. There was no cumulative effect of applying the provisions of this interpretation.

As of December 31, 2006 the Company had $5.4 million of unrecognized tax benefits. Due to the Company’s net operating loss position in the U.S., any subsequent recognition of these tax benefits would not likely change the Company’s effective tax rate. There have been no significant changes to the amount of unrecognized tax benefits from the date of adoption through June 30, 2007, nor does the Company reasonably expect any significant changes to occur within the next twelve months.

Historically the Company has not accrued or paid significant interest and penalties for underpayments of income taxes. Estimated interest and penalties related to underpayment of taxes would be classified as a component of income tax expense in the consolidated statement of operations. No interest and penalties for underpayments of income taxes were required to be accrued through June 30, 2007.

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

Stock-based compensation expense is as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of Sales	$29	$36	$42	$61
Research and Development	252	203	425	318
Marketing and Sales	189	220	277	368
General and Administration	202	244	339	393

Total Stock-Based Compensation	$672	$703	$1,083	$1,140

Note 5. Loss Per Common Share

Basic loss and diluted loss per common share amounts are based upon the weighted average common shares outstanding during the periods. All “in-the-money” stock options for the three and six months ended June 30, 2007 and 2006, respectively, and shares issuable upon the conversion of the 5.45% Convertible Plus Cash Notes due 2007 and 5.45% Convertible Notes due 2010, were anti-dilutive.

Note 6. Acquisition of the ASIC Design Center Division of Data – JCE

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

The Company has allocated the cost to acquire the ASIC Design Center to its identifiable tangible and intangible assets and liabilities, with the remaining amount classified as goodwill. None of the amount allocated to goodwill is expected to be deductible for income tax reporting purposes. The Company is currently in the process of reviewing its purchase price allocation and may make adjustments in the near future. The total purchase price of the ASIC Design Center has been allocated, on a preliminary basis, in the Company’s consolidated financial statements as follows (in thousands):

Inventory	$400
Equipment	36
Contracts (1)	1,756
Obligations under deferred revenue (2)	(180)
Goodwill	5,183

Total purchase price	$7,195

(1)	The valuation of existing contracts of the ASIC Design Center was determined based on their estimated fair value at the acquisition date. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique used to value such contracts. The value assigned to the ASIC contracts is generally being amortized ratably over five years, which represents the estimated contract average remaining useful life. Amortization expenses of $0.1 million and $0.2 million, respectively were recognized during the three and six months period ending June 30, 2007.

(2)	In connection with the preliminary purchase price allocation, the Company has estimated the fair value of the ASIC Design Center’s existing consulting and maintenance obligations related to deferred revenues. The estimated fair value of these obligations was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates the amount the Company would be required to pay a third party to assume the support obligations. As of June 30, 2007, the remaining obligation under deferred revenue was $0.2 million.

Unaudited pro forma results for the three and six months ending June 30, 2006, respectively, assuming the ASIC Design Center was acquired as of January 1, 2006 follows: Net revenues of $11.9 million and $23.1 million, respectively; net loss of $(1.1) million and $(6.5) million, respectively; basic and diluted loss per common share of $(.01) and $(.05), respectively. Unaudited pro forma results for 2007 approximate the reported results included in the consolidated financial statements.

On January 30, 2006, the Company completed its acquisition of Mysticom Ltd. (Mysticom) an Israel-based, privately-held developer of high performance, low power, multi-Gigabit Ethernet transceivers for the communications industry. For further information, please refer to the Company’s consolidated financial statements and notes thereto included in Form 10-K for the year ended December 31, 2006.

Note 7. Inventories

The components of inventories follow:

(in thousands)	June 30, 2007	December 31, 2006
Raw material	$282	$580
Work-in-process	1,049	807
Finished goods	1,304	1,870

Total inventories	$2,635	$3,257

Note 8. Comprehensive Loss

Comprehensive loss and components follow:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(4,405)	$(1,323)	$(9,621)	$(6,909)
Foreign currency translation adjustment	31	(24)	102	242

Total comprehensive loss	$(4,374)	$(1,347)	$(9,519)	$(6,667)

Note 9. Restructuring and Asset Impairment Charges

During the three and six month periods ended June 30, 2007, the Company recorded restructuring (credits) and charges of approximately $(0.1) and $0.6 million, respectively relating to a workforce reduction of approximately 15 primarily research and development employees in the Company’s Shelton, Connecticut and Bedford, Massachusetts facilities.

During the three and six month periods ended June 30, 2006, the Company recorded restructuring charges of approximately $0.2 and $0.4 million, respectively. This year to date amount included approximately $0.2 million of additional costs for changes in estimates for restructuring actions taken at the Company’s European design centers in 2004 and 2005, and $0.2 million for changes in estimates relating to subleases at the Company’s facilities in Shelton, Connecticut.

A summary of the restructuring liabilities and activity follows:

(in thousands)	Activity for Six Months Ended June 30, 2007
	Restructuring Liabilities December 31, 2006	Restructuring Charges	Cash Payments	Non-cash Items	Adjustments and Changes in Estimates	Restructuring Liabilities June 30, 2007
Employee termination benefits	$—	$700	$(559)	$—	$(53)	$88
Facility lease costs	21,370	—	(140)	—	(39)	21,191
Other	143	—	—	(58)	39	124

Totals	$21,513	$700	$(699)	$(58)	$(53)	$21,403

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

For the three and six months ended June 30, 2007 and 2006, there was no impairment charges related to these investments.

Note 11. Convertible Notes and Refinancing

On July 6, 2007 the Company exchanged approximately $21.2 million aggregate principal amount of its outstanding 5.45% Convertible Plus Cash Notes due September 30, 2007 for an equivalent principal amount of a new series of 5.45% Convertible Notes due September 30, 2010 (the “2010 Notes”), and also issued for an equal amount of cash an additional $3.8 million aggregate principal amount of 2010 Notes.

Pursuant to the terms of the Indenture governing the 2010 Notes, the initial conversion price of the 2010 Notes is approximately $2.12. The 2010 Notes are redeemable at par value by the Company at any time after July 6, 2009, provided that the closing price per share of the Company’s common stock as reported on the Nasdaq Global Market exceeds 150% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days, and the Company provides notice of redemption to the holders of the 2010 Notes.

The Company accounted for the New Notes as a refinancing of short-term debt to a long-term basis retroactively to June 30, 2007. As such, that portion of the 5.45% Convertible Notes now due September 30, 2010 of $21.2 million has been classified as long-term as of June 30, 2007.

As of June 30, 2007 the remaining outstanding principal balance of the 5.45% Convertible Plus Cash Notes not exchanged in the offering above was $8.9 million. These notes are due September 30, 2007 and are expected to be redeemed on or before that date. As of December 31, 2006, the remaining outstanding principal balance of the 5.45% Convertible Plus Cash Notes was $30.2 million.

For the three months ended June 30, 2007 and 2006, the Company amortized $0.4 million of debt discount related to the Plus Cash Notes. For the six months ended June 30, 2007 and 2006, the Company amortized $0.9 million and $1.0 million, respectively of debt discount related to the Plus Cash Notes.

Note 12. Supplemental Cash Flow Information

Supplemental cash flow information follows:

(in thousands)	Six Months Ended June 30,
	2007	2006
Cash paid for interest	$830	$1,298

Non-cash investing and financing activities:

Conversion of 5.45% Plus Cash Notes into common stock	—	$2,715
Issuance of common stock for business acquisitions	$5,545	$4,835

Note 13. Issuance of Common Stock

On January 11, 2007, the Company issued 3,746,713 shares of common stock in connection with the acquisition of the ASIC Design Center Division of Data – JCE. The aggregate fair value of the common stock issued was approximately $5.5 million.

In the first quarter of 2006 the Company completed an offering of shares of common stock that resulted in the sale of 13,766,667 shares, with proceeds to the Company, after placement agency fees and expenses, of $18.9 million. The shares were offered under the Company’s previously filed shelf registration statement, which was declared effective by the Securities and Exchange Commission on April 20, 2004, and a final prospectus supplement dated February 27, 2006.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements and the related notes thereto contained in Part 1, Item 1 of this report. The information contained in this report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2006.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains, and any documents incorporated herein by reference may contain, forward-looking statements that involve risks and uncertainties. When used in this document, the words, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “expect” and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements as a result of risk factors including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

OVERVIEW

We were incorporated in Delaware on April 26, 1988. We design, develop and market highly integrated semiconductor devices, also referred to as very large scale integration (VLSI), that provide core functionality in voice and data communications network equipment deployed in the global communications network infrastructure. In addition to their high degree of functionality, our products incorporate digital and mixed-signal (analog and digital) processing capabilities, providing comprehensive system-on-a-chip (SOC) solutions to our customers.

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

In the period following 2001 when the telecommunications industry suffered a major correction, a number of our traditional competitors diverted their focus towards alternate markets such as storage and enterprise. We, however, made a deliberate decision to remain focused on telecommunications and to improve our competitive standing in this arena as the market recovered. We concluded that future investment in communications technology would be driven by video, high speed data and mobility services, and adjusted our product focus accordingly to develop products for Ethernet over SONET and Carrier Ethernet applications.

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

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports will be made available free of charge through the Investor Relations section of our Internet website (http://www.transwitch.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Material contained on our website is not incorporated by reference in this report. Our executive offices are located at Three Enterprise Drive, Shelton, CT 06484.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our unaudited condensed consolidated financial statements and related disclosures, which are prepared to conform with accounting principles generally accepted in the United States of America (U.S. GAAP), require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the period reported. We are also required to disclose amounts of contingent assets and liabilities at the date of the consolidated financial statements. Our actual results in future periods could differ from those estimates and assumptions. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

During the three and six months ended June 30, 2007, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2006.

RESULTS OF OPERATIONS

The results of operations that follow should be read in conjunction with our critical accounting policies and use of estimates summarized in our annual report on Form 10K for the year ended December 31, 2006 as well as our accompanying unaudited consolidated financial statements and notes thereto contained in Item 1 of this report. The following table presents our operation results expressed as a percentage of net revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues:
Product revenues	91%	95%	94%	95%
Service revenues	9%	5%	6%	5%

Total net revenues	100%	100%	100%	100%
Cost of revenues:
Product cost of revenues	31%	27%	31%	23%
Provision for excess and obsolete inventories	5%	0%	3%	0%
Service cost of revenues	4%	2%	3%	2%

Total cost of revenues	40%	29%	37%	25%

Gross profit	60%	71%	63%	75%
Operating expenses:
Research and development	60%	49%	63%	53%
Marketing and sales	31%	30%	31%	30%
General and administrative	17%	16%	16%	15%
Restructuring and asset impairment (credits) charges, net	(1%)	2%	3%	2%

Total operating expenses	107%	97%	113%	100%

Operating loss	(47%)	(26%)	(50%)	(25%)

Net Revenues

Net revenues, including product and service revenues, were $8.9 million and $18.2 million for the three and six months ended June 30, 2007, respectively. This is a decrease of 14% and 9% from the three and six months ended June 30, 2006, respectively.

During the second quarter of 2007, we changed our presentation of net revenues by product line. We have four product line categories: 1) Broadband Access; 2) Optical Transport; 3) Carrier Ethernet and 4) Non-Telecommunications. The Broadband Access product line is incorporated into OEM systems that allow telecommunications service providers to transition their legacy voice networks to support next generation services such as voice, data and video. The Optical Transport product line is incorporated into OEM systems that improve the efficiency of fiber optic networks and in the process increase the overall network capacity. The Carrier Ethernet product line allows carriers to provide robust and differentiated services using Ethernet technology in their wide-area networks. The Non-Telecommunications product line consists of non-telecommunications ASIC products. The following tables summarize our net product revenue mix by product line for the three and six months ended June 30, 2007 and 2006:

Tabular dollars in thousands	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
	Product Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues	Percentage Increase (Decrease) in Product Line Revenues
Broadband Access	$1,474	18%	$1,822	18%	(19%)
Optical Transport	6,083	75%	7,540	77%	(19%)
Carrier Ethernet	562	7%	457	5%	23%
Non-Telecommunications	—	—	—	—	—

Total	$8,119	100%	$9,819	100%	(17%)

Tabular dollars in thousands	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	Product Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues	Percentage Increase (Decrease) in Product Line Revenues
Broadband Access	$4,442	26%	$3,752	20%	18%
Optical Transport	11,428	67%	14,450	76%	(21%)
Carrier Ethernet	1,039	6%	830	4%	25%
Non-Telecommunications	148	1%	—	—	NA

Total	$17,057	100%	$19,032	100%	(10%)

The 17% decrease in product revenues for the second quarter of 2007 versus the comparable period of 2006 reflects decreased sales of our Broadband Access product line (largely ASPEN Express product) and decreased sales of our Optical Transport product line (primarily due to declines in legacy products). Additionally, the net revenues for the second quarter of 2007 were adversely affected by a delay in shipments from a supplier to our Israeli-based ASIC Design Center. For the six months ended June 30, 2007, product revenue decreased 10% from the comparable period of 2006. This reflects decreased sales of our Optical Transport product line due to declines in legacy products. This was partially offset by increased volume of our Broadband Access product line due to product revenue associated with our acquisition of the ASIC Design Center.

Service revenues consist of license, implementation and maintenance service sales generated by our Mysticom and ASIC Design Center subsidiaries.

International net product revenues represented approximately 84% and 87% of net product revenues for the three and six months ended June 30, 2007.

The following tables present the breakdown of net revenues by product line utilizing the Company’s former reporting structure:

Tabular dollars in thousands	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
	Product Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues	Percentage Increase (Decrease) in Product Line Revenues
SONET/SDH	$5,584	69%	$5,736	58%	(3%)
Asynchronous/PDH	1,062	13%	2,233	23%	(52%)
ATM/IP	1,473	18%	1,850	19%	(20%)
Non-Telecommunications	—	—	—	—	—

Total	$8,119	100%	$9,819	100%	(17%)

Tabular dollars in thousands	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	Product Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues	Percentage Increase (Decrease) in Product Line Revenues
SONET/SDH	$11,389	67%	$12,037	63%	(5%)
Asynchronous/PDH	1,503	9%	3,217	17%	(53%)
ATM/IP	4,017	23%	3,778	20%	6%
Non-Telecommunications	148	1%	—	—	NA

Total	$17,057	100%	$19,032	100%	(10%)

Gross Profit

The following table presents the impact on gross profit of excess and obsolete inventory charges and benefits:

Tabular dollars in thousands	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %
Gross Profit – as reported	$5,345	60%	$7,296	71%
Excess and obsolete inventory benefit	(438)	(5)%	(751)	(8)%
Excess and obsolete inventory charge	443	5%	—	—

Gross profit – as adjusted	$5,350	60%	$6,545	63%

(in thousands)	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %
Gross Profit – as reported	$11,466	63%	$15,066	76%
Excess and obsolete inventory benefit	(716)	(4)%	(1,986)	(10)%
Excess and obsolete inventory charge	443	2%	—	—

Gross profit – as adjusted	$11,193	61%	$13,080	66%

Total gross profit for the three months ended June 30, 2007 decreased by approximately $2.0 million or 27% from the comparable period of the prior year. Total gross profit for the six months ended June 30, 2007 decreased by approximately $3.6 million or 24% from the comparable period of the prior year. The decrease in gross profit reflects lower revenues, an excess and obsolete inventory charge and a shift in product mix associated with our purchase of the ASIC Design Center.

Excluding the benefit from sales of previously written down inventory and the impact of excess and obsolete inventory charges, gross profit as a percentage of net revenues decreased 3% and 5% for the three and six months ended June 30, 2007 as compared to the same periods in the prior year. We anticipate that gross profit will continue to be effected by fluctuations in the volume and mix of our product shipments as well as material costs, yield and the fixed cost absorption of our product operations.

Research and Development

Research and development expenses consist primarily of salaries and related expenses of employees engaged in research, design and development activities, expenses related to electronic design automation tools, subcontracting and fabrication expenses, depreciation and amortization and facilities expenses. During the quarter ended June 30, 2007 research and development expenses increased $0.2 million or 5% over the comparable period of 2006. This higher research and development expenses was due primarily to initial prototype fabrication expenses associated with a new product increasing $0.1 million and depreciation expenses due to capital spending on software licenses increasing $0.1 million.

During the six months ended June 30, 2007 research and development expenses increased $0.9 million, or 8% over the comparable period of 2006. This higher research and development expenses was due primarily to initial prototype fabrication expenses associated with a new product increasing $0.4 million and depreciation expenses due to capital spending on software licenses increasing $0.3 million.

We believe that continued investment in the design and development of future products is vital to maintain a competitive edge. We continue to seek opportunities to focus our research and development activities and will continue to closely monitor both our expenses and our revenue expectations in future periods. We will continue to concentrate our spending in this area to meet our customer requirements and respond to market conditions.

Marketing and Sales

Marketing and sales expenses consist primarily of personnel-related expenses, trade show expenses, travel expenses and facilities expenses. Marketing and sales expenses decreased by approximately $0.3 million or 10% for the three months ended June 30, 2007 compared to the same period in the prior year. This decrease was due primarily to decreased bad debt expenses of approximately $0.1 million due to lower accounts receivable allowance requirements and lower facilities expenses of $0.1 million.

For the six months ended June 30, 2007 marketing and sales expenses decreased by approximately $0.3 million, or 6% compared to the six months ended June 30, 2006. This decrease was due primarily to $0.3 million in lower salaries expenses associated with a lower headcount, lower facilities expenses of $0.1 million and lower stock compensation expenses of $0.1 million. These decreases were offset by increased amortization of intellectual property expenses of $0.2 million due to the amortization of intangible customer contract assets created with the purchase of the ASIC Design Center Division of Data – JCE.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, professional and legal fees and facilities expenses. The decrease in general and administrative expenses of approximately $0.1 million, or 7% for the three months ended June 30, 2007 compared to the same period in the prior year was due primarily to lower salaries expenses associated with a lower headcount of $0.1 million. This decrease was offset by higher accounting and audit expenses of $0.1 million.

For the six months ended June 30, 2007 general and administrative expenses decreased $0.2 million, or 5% as compared to the six months ended June 30, 2006. This decrease in general and administrative expenses was due primarily to lower salaries expenses associated with a lower headcount of $0.2 million and lower depreciation expense of $0.1 million. This decrease was offset by higher facilities expenses of $0.1 million.

Restructuring and Asset Impairment Charges, net

During the three and six months ended June 30, 2007 we recorded (credits) and charges of approximately $(0.1) and $0.6 million, respectively related to costs associated with a workforce reduction of approximately 15 primarily research and development employees in our Shelton, Connecticut and Bedford, Massachusetts facilities.

During the three and six months ended June 30, 2006 we recorded charges of approximately $0.2 and $0.4 million, respectively. This year to date amount included approximately $0.2 million of additional costs for changes in estimates for restructuring actions taken at our European design centers in 2004 and 2005, and $0.2 million for changes in estimates relating to subleases at our facilities in Shelton, Connecticut.

Change in Fair Value of Derivative Liability

During the three and six months ended June 30, 2007 we recorded non-cash other income of approximately $0.3 million and $0.4 million, respectively to reflect the change in the fair value of derivative liability resulting from issuance of the Plus Cash Notes.

During the three and six months ended June 30, 2006 we recorded non-cash other income of approximately $1.8 million and $2.4 million, respectively to reflect the change in the fair value of derivative liability resulting from issuance of the Plus Cash Notes.

Interest Expense, net

Interest expense, net was $0.4 million for the three months ended June 30, 2007 and $0.3 million for the three months ended June 30, 2006. Interest expense was $1.0 million in the second quarter of 2007 and 2006, as the debt balances of the Plus Cash Notes were the same in both periods. Interest income was approximately $0.7 million in the second quarter of 2007 and 2006 as higher market yields offset the impact of 2007 lower cash balances. At June 30, 2007 and 2006, the effective interest rate on our interest-bearing securities was approximately 5.2% and 4.8%, respectively.

Interest expense, net was $0.7 and $1.1 million for the six months ended June 30, 2007 and 2006, respectively. Interest expense decreased $0.3 million in the first half of 2007 as compared to the first half of 2006 due to lower debt balances resulting from the exchanges of the Plus Cash Notes in the first quarter of 2006. Interest income increased $0.2 million in the first half of 2007 as compared to the first half of 2006, as higher market yields more than offset the impact of 2007 lower cash balances.

Income Tax Expense

For the three months ended June 30, 2007 and 2006 income tax expense was $0.1 million, and for the six months ended June 30, 2007 and 2006 income tax expense was $0.2 and $0.1 million, respectively. The amounts recorded reflect income taxes on the earnings of certain of our foreign subsidiaries.

During the three months ended June 30, 2007 and 2006 we evaluated our deferred income tax assets as to whether it is “more likely than not” that the deferred income tax assets will be realized. In our evaluation of the realizability of deferred income tax assets, we consider projections of future taxable income, the reversal of temporary differences and tax planning strategies. We have evaluated and determined that it is not “more likely than not” that all of the deferred income tax assets will be realized. Accordingly, a valuation allowance was recorded for all of our net deferred income tax assets. In future periods, we will not recognize a deferred tax benefit and will maintain a deferred tax valuation allowance until we achieve sustained taxable income. Additionally, in the future, we expect our current income tax expense to be related to taxable income generated by our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007 and December 31, 2006 we had total cash and cash equivalents of approximately $50.4 million and $57.7 million, respectively. This is our primary source of liquidity, as we are not currently generating positive cash flow from our operations. A summary of our cash and cash equivalents and future commitments are detailed as follows:

Cash, Cash Equivalents and Investments

We have financed our operations and have met our capital requirements since incorporation in 1988 primarily through private and public issuances of equity securities, convertible notes, bank borrowings and, for certain years, cash generated from operations. Our principal sources of liquidity as of June 30, 2007 consisted of $50.4 million in cash and cash equivalents. Cash equivalents are instruments with original maturities of less than 90 days. Our cash equivalents as of June 30, 2007 consist of money market instruments.

We believe that our existing cash and cash equivalents as of June 30, 2007 will be sufficient to fund operating losses, capital expenditures, redeem $8.9 million of our Plus Cash Notes due September 2007 (after the consummation of a refinancing referred to in Note 11 to our interim financial statements) and provide adequate working capital for at least the next twelve months. However, there can be no assurance that events in the future will not require us to seek additional capital and, if so required, that capital will be available on terms favorable or acceptable to us, if at all.

(in thousands)	June 30, 2007	December 31, 2006	Change	June 30, 2006	December 31, 2005	Change
Cash and Cash equivalents	$50,384	$57,723	$(7,339)	$62,396	$38,841	$23,555
Short term investments	—	—	—	2,002	33,861	(31,859)

Total Cash and investments	$50,384	$57,723	($7,339)	$64,398	$72,702	($8,304)

Effect of Exchange Rates and Inflation: Exchange rates and inflation have not had a significant impact on our operations or cash flows.

Commitments and Significant Contractual Obligations

We refinanced approximately $21.2 million short-term debt outstanding of $29.7 million under our 5.45% Convertible Plus Cash Notes as of June 30, 2007 to a long-term basis on July 6, 2007. In addition, the Company on July 6, 2007 issued an additional $3.8 million of Convertible Notes due September 30, 2010. Except for the refinancing of short-term debt to a long-term basis and the issuance of new debt, there have been no other material changes to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 6, 2007. Additional comments related to our contractual obligations are presented below.

The Company has existing commitments to make future interest payments on our 2007 Convertible Plus Cash Notes and to redeem these notes in September 2007. Interest expense on our existing 5.45% Convertible Plus Cash Notes due 2007 and new 5.45% Convertible Notes due 2010 is estimated at approximately $0.5 million in Q3 of 2007 and $0.3 million in Q4 of 2007.

We have outstanding operating lease commitments of approximately $37.5 million, payable over the next eleven years. Some of these commitments are for space that is not being utilized and, for which, we recorded restructuring charges in prior periods. We are in the process of trying to sublease additional excess space but it is unlikely that any sublease income generated will offset the entire future commitment. As of June 30, 2007, we have sublease agreements totaling approximately $4.9 million to rent portions of our excess facilities over the next four years. We currently believe that we can fund these lease commitments in the future; however, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

We have also pledged approximately $0.2 million in available cash and cash equivalents as collateral for stand-by letters of credit that guarantee certain long-term property lease obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, including our President and Chief Executive Officer and Interim Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). These officers have concluded that our disclosure controls and procedures are effective. As such, we believe that all material information relating to us and our consolidated subsidiaries required to be disclosed in our periodic filings with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the required time period, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended June 30, 2007 there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations Inherent in all Controls.

Our management, including the President and Chief Executive Officer, and Interim Chief Financial Officer, recognize that our disclosure controls and our internal controls over financial reporting cannot prevent all errors or all attempts at fraud. Any controls system, no matter how well crafted and operated, can only provide reasonable, and not absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in any control system, no evaluation or implementation of a control system can provide complete assurance that all control issues and all possible instances of fraud have been or will be detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to any material litigation proceedings.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 24, 2007. At the meeting, the stockholders of the Company voted on the following matters:

1) The election of the Board of Directors for the ensuing year as set forth in the following table:

	Number of Shares/ Votes For	Withheld Authority
Dr. Santanu Das	109,975,693	1,774,283
Alfred F. Boschulte	110,409,156	1,340,820
Dr. Hagen Hultzsch	110,396,203	1,353,773
Gerald F. Montry	109,426,127	2,323,849
James M. Pagos	109,528,663	2,221,313
Dr. Albert E. Paladino	109,948,422	1,801,554
Erik H. van der Kaay	109,981,824	1,768,152

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

For	106,160,308
Against	4,125,942
Abstain	1,463,726

ITEM 5.	OTHER INFORMATION

On August 7, 2007 the Board of Directors approved a one-time cash bonus in the amount of $25,000, and increase in annual salary to $155,000 to Theodore Chung, the Interim Chief Financial Officer, in connection with his responsibilities as such.

ITEM 6.	EXHIBITS

Exhibit 4.1	Indenture, by and among TranSwitch Corporation and U.S. Bank National Association, as trustee, relating to TranSwitch Corporation’s 5.45% Convertible Notes due September 30, 2010, dated July 6, 2007 (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on July 6, 2007 and incorporated herein by reference).

Exhibit 10.1	Form of Director Non-Qualified Stock Option Agreement under the Third Amended and Restated 1995 Stock Option Plan, as amended (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 25, 2007 and incorporated herein by reference)

Exhibit 10.2	Form of Exchange and Purchase Agreement, relating to TranSwitch Corporation’s 5.45% Convertible Notes due September 30, 2010, dated as of June 29, 2007 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 6, 2007 and incorporated herein by reference).

Exhibit 10.3	Registration Rights Agreement, by and among TranSwitch Corporation and the Initial Purchasers named therein, relating to TranSwitch Corporation’s 5.45% Convertible Notes due September 30, 2010, dated July 6, 2007 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on July 6, 2007 and incorporated herein by reference).

Exhibit 31.1	CEO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

Exhibit 31.2	CFO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

Exhibit 32.1	CEO and CFO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSWITCH CORPORATION

August 9, 2007	/s/ Dr. Santanu Das
Date	Dr. Santanu Das Chief Executive Officer and President (Chief Executive Officer)

August 9, 2007	/s/ Theodore Chung
Date	Theodore Chung Interim Chief Financial Officer (Chief Financial Officer)