Form 10-Q
period 2007-09-30
TRANSWITCH CORP /DE
filed 2007-11-08
CIK 944739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2007

or

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

At October 31, 2007, there were 133,068,553 shares of Common Stock, par value $.001 per share, of the Registrant outstanding.

TRANSWITCH CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended September 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$39,910	$57,723
Accounts receivable, net	6,729	5,834
Inventories	3,008	3,257
Prepaid expenses and other current assets	1,798	1,422

Total current assets	51,445	68,236
Property and equipment, net	3,524	5,079
Goodwill	10,075	4,893
Contracts and other intangible assets, net	1,589	149
Investments in non-publicly traded companies	2,868	2,965
Deferred financing costs, net	1,724	257
Other assets	870	1,077

Total assets	$72,095	$82,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,444	$1,230
Accrued expenses and other current liabilities	3,216	3,051
Accrued compensation and benefits	2,223	2,431
Accrued stock rotation and sales allowances	48	112
Accrued interest	—	411
Restructuring liabilities	626	824
Obligation under deferred revenue	403	63
5.45% Convertible Plus Cash Notes due 2007, net of debt discount of $0 and $1,343, respectively	—	28,811
Derivative liability	—	980

Total current liabilities	7,960	37,913
Restructuring liabilities	20,374	20,689
5.45% Convertible Notes due 2010	25,013	—

Total liabilities	53,347	58,602

Stockholders’ equity:
Common stock, $.001 par value: 300,000,000 shares authorized; 133,031,053 and 128,113,218 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	133	128
Additional paid-in capital	354,408	345,946
Accumulated other comprehensive income – currency translation	732	404
Accumulated deficit	(336,525)	(322,424)

Total stockholders’ equity	18,748	24,054

Total liabilities and stockholders’ equity	$72,095	$82,656

See accompanying notes to unaudited consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues:
Product revenues	$6,175	$8,197	$23,232	$27,229
Service revenues	1,059	1,435	2,163	2,367

Total net revenues	7,234	9,632	25,395	29,596
Cost of revenues:
Cost of product revenues	2,265	2,468	7,926	6,975
Provision for excess and obsolete inventories	—	—	443	—
Cost of service revenues	288	675	879	1,066

Total cost of revenues	2,553	3,143	9,248	8,041

Gross profit	4,681	6,489	16,147	21,555
Operating expenses:
Research and development	5,226	5,047	16,669	15,627
Marketing and sales	2,325	2,924	7,897	8,845
General and administrative	1,288	1,429	4,252	4,549
Restructuring charges, net	—	—	647	403

Total operating expenses	8,839	9,400	29,465	29,424

Operating loss	(4,158)	(2,911)	(13,318)	(7,869)
Other (expense) income:
Change in fair value of derivative liability	596	2,223	980	4,669
Loss on extinguishment of debt	(351)	—	(351)	(3,124)
Impairment of investments	(109)	—	(109)	—
Other income	—	85	—	85
Interest:
Interest income	612	759	1,991	1,964
Interest expense	(959)	(944)	(2,999)	(3,280)

Interest expense, net	(347)	(185)	(1,008)	(1,316)

Total other (expense) income, net	(211)	2,123	(488)	314

Loss before income taxes	(4,369)	(788)	(13,806)	(7,555)
Income taxes	111	(63)	295	79

Net loss	$(4,480)	$(725)	$(14,101)	$(7,634)

Basic and diluted net loss per common share	$(0.03)	$(0.01)	$(0.11)	$(0.06)

Basic and diluted average common shares outstanding	132,990	127,645	132,344	123,734

See accompanying notes to unaudited consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net loss	$(14,101)	$(7,634)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	3,493	3,239
Amortization of debt discount and deferred financing fees	1,393	1,775
Provision for excess and obsolete inventories	443	—
Provision for doubtful accounts	111	127
Loss on extinguishment of debt	351	3,124
Non-cash restructuring charges	58	184
Stock-based compensation expense	1,515	1,776
Impairment of investments	109	—
Change in fair value of derivative liability	(980)	(4,669)
Changes in operating assets and liabilities:
Accounts receivable	(1,006)	(1,076)
Inventories	207	(1,387)
Prepaid expenses and other assets	(356)	440
Accounts payable	214	965
Accrued expenses and other current liabilities	(433)	(1,498)
Obligations under deferred revenue	160	(337)
Restructuring liabilities	(513)	(51)

Net cash used by operating activities	(9,335)	(5,022)

Investing activities:
Capital expenditures	(1,405)	(1,640)
Investments in non-publicly traded companies	(12)	(1,996)
Acquisition of business, net of cash acquired	(1,650)	(769)
Purchases of short and long-term held-to-maturity investments		(4,921)
Proceeds from sales and maturities of short and long-term investments in marketable securities	—	33,861

Net cash (used) provided by investing activities	(3,067)	24,535

Financing activities:
Issuance of common stock under employee stock plans	1,321	2,024
Net proceeds from issuance of common stock	—	18,869
Payments to extinguish debt (net of amounts exchanged)	(8,908)	(22,175)
Proceeds from issuance of debt (net of fees)	1,901	—

Net cash used by financing activities	(5,686)	(1,282)

Effect of exchange rate changes on cash and cash equivalents	275	4

Change in cash and cash equivalents	(17,813)	18,235
Cash and cash equivalents at beginning of period	57,723	38,841

Cash and cash equivalents at end of period	$39,910	$57,076

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

As of December 31, 2006 the Company had $5.4 million of unrecognized tax benefits. Due to the Company’s net operating loss position in the U.S., any subsequent recognition of these tax benefits would not likely change the Company’s effective tax rate. There have been no significant changes to the amount of unrecognized tax benefits from the date of adoption through September 30, 2007, nor does the Company reasonably expect any significant changes to occur within the next twelve months.

Historically the Company has not accrued or paid significant interest and penalties for underpayments of income taxes. Estimated interest and penalties related to underpayment of taxes would be classified as a component of income tax expense in the consolidated statement of operations. No interest and penalties for underpayments of income taxes were required to be accrued through September 30, 2007.

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

Stock-based compensation expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Cost of Sales	$24	$29	$66	$90
Research and Development	163	209	588	527
Marketing and Sales	106	201	383	569
General and Administration	139	197	478	590

Total Stock-Based Compensation	$432	$636	$1,515	$1,776

Note 5. Loss Per Common Share

Basic loss and diluted loss per common share amounts are based on the weighted average common shares outstanding during the periods. All “in-the-money” stock options for the three and nine months ended September 30, 2007 and 2006, respectively, and shares issuable upon the conversion of the 5.45% Convertible Notes due 2010, were anti-dilutive.

Note 6. Acquisition of the ASIC Design Center Division of Data—JCE

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

Under the earn-out provisions of the ASIC Design Center acquisition agreement, the Company may pay up to an additional $14.5 million in the form of TranSwitch common stock or cash, at its option, if the ASIC Design Center achieves stipulated revenue and operating profit targets over the calendar year ending December 31, 2007. The Company will recognize any such additional consideration as an adjustment to the purchase price and goodwill at the expiration of the twelve month period.

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

(1)

The valuation of existing contracts of the ASIC Design Center was determined based on their estimated fair value at the acquisition date. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique used to value such contracts. The value assigned to the ASIC contracts is generally being amortized ratably over five years, which represents the estimated contract average remaining useful life. Amortization expenses of $0.1 million and $0.3 million, respectively were recognized during the three and nine month periods ending September 30, 2007.

(2)	In connection with the preliminary purchase price allocation, the Company has estimated the fair value of the ASIC Design Center’s existing consulting and maintenance obligations related to deferred revenues. The estimated fair value of these obligations was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates the amount the Company would be required to pay a third party to assume the support obligations. As of September 30, 2007, the remaining obligation under deferred revenue was $0.2 million.

Unaudited pro forma results for the three and nine months ending September 30, 2006, respectively, assuming the ASIC Design Center was acquired as of January 1, 2006 follows: Net revenues of $10.3 million and $33.4 million, respectively; net loss of $(0.8) million and $(7.2) million, respectively; basic and diluted loss per common share of $(.01) and $(.06), respectively. Unaudited pro forma results for 2007 approximate the reported results included in the consolidated financial statements.

On January 30, 2006, the Company completed its acquisition of Mysticom Ltd. (Mysticom) an Israel-based, privately-held developer of high performance, low power, multi-Gigabit Ethernet transceivers for the communications industry. For further information, please refer to the Company’s consolidated financial statements and notes thereto included in Form 10-K for the year ended December 31, 2006.

Note 7. Inventories

The components of inventories follow:

(in thousands)	September 30, 2007	December 31, 2006
Raw material	$242	$580
Work-in-process	1,232	807
Finished goods	1,534	1,870

Total inventories	$3,008	$3,257

Note 8. Comprehensive Loss

Comprehensive loss and components follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Net loss	$(4,480)	$(725)	$(14,101)	$(7,634)
Foreign currency translation adjustment	226	33	328	275

Total comprehensive loss	$(4,254)	$(692)	$(13,773)	$(7,359)

Note 9. Restructuring and Asset Impairment Charges

During the three and nine month periods ended September 30, 2007, the Company recorded restructuring charges of approximately zero and $0.6 million, respectively relating to a workforce reduction of approximately 15 primarily research and development employees in the Company’s Shelton, Connecticut and Bedford, Massachusetts facilities.

During the three and nine month periods ended September 30, 2006, the Company recorded restructuring charges of approximately zero and $0.4 million, respectively. This year to date amount included approximately $0.2 million of additional costs for changes in estimates for restructuring actions taken at the Company’s European design centers in 2004 and 2005, and $0.2 million for changes in estimates relating to subleases at the Company’s facilities in Shelton, Connecticut.

On October 22, 2007 the Company announced that it had initiated certain actions to reduce future expenses which include a workforce reduction of less than 10% of the total Company workforce, and certain project deferments. Charges associated with this announcement, which represent one-time employment termination charges, are expected to be approximately $0.7 million, substantially all of which will be paid in cash.

A summary of the restructuring liabilities and activity follows:

	Activity for Nine Months Ended September 30, 2007
(in thousands)	Restructuring Liabilities December 31, 2006	Restructuring Charges	Cash Payments	Non-cash Items	Adjustments and Changes in Estimates	Restructuring Liabilities September 30, 2007
Employee termination benefits	$—	$700	$(642)	$—	$(53)	$5

Facility lease costs	21,370	—	(458)	—	(39)	20,873

Other	143	—	(2)	(58)	39	122

Totals	$21,513	$700	$(1,102)	$(58)	$(53)	$21,000

Note 10. Investments in Non-Publicly Traded Companies

The Company owns convertible preferred stock of Opulan Technologies Corp. (Opulan), and Metanoia Technologies, Inc. (Metanoia). In addition, the Company has a 3% limited partnership interest in Neurone II, a venture capital fund organized as a limited partnership. The Company accounts for these investments at cost and assesses the need for any impairment charges quarterly. The financial condition of these companies is subject to significant changes resulting from their operating performance and their ability to obtain financing.

For the three and nine month periods ended September 30, 2007 there were impairment charges related to these investments of $0.1 million; there were no similar impairment charges for 2006.

Note 11. Convertible Notes and Refinancing

On July 6, 2007 the Company exchanged approximately $21.2 million aggregate principal amount of its outstanding 5.45% Convertible Plus Cash Notes due September 30, 2007 (the “2007 Plus Cash Notes) for an equivalent principal amount of a new series of 5.45% Convertible Notes due September 30, 2010 (the “2010 Notes”), and also issued for an equal amount of cash an additional $3.8 million aggregate principal amount of 2010 Notes.

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

The remaining $8.9 million balance of the 2007 Plus Cash Notes were redeemed at par value at the end of September, 2007.

For the three months ended September 30, 2007 and 2006, the Company amortized $0.2 million and $0.4 million, respectively of debt discount related to the 2007 Plus Cash Notes. For the nine months ended September 30, 2007 and 2006, the Company amortized $1.0 million and $1.5 million, respectively of debt discount related to the 2007 Plus Cash Notes. As a result of the extinguishment of the 2007 Plus Cash Notes, there was a $0.4 million charge in the quarter ended September 30, 2007. In addition, there were financing costs of $1.9 million associated with the 2010 Notes, which will be amortized as interest expense over the life of the debt. There is no debt discount associated with the 2010 Notes as these notes were issued at par value.

Note 12. Supplemental Cash Flow Information

Supplemental cash flow information follows:

	Nine Months Ended September 30,
(in thousands)	2007	2006
Cash paid for interest	$1,703	$2,123

Non-cash investing and financing activities:

Conversion of 5.45% Plus Cash Notes into common stock	—	$2,715
Issuance of common stock for business acquisitions	$5,545	$4,835

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

You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements and the related notes thereto contained in Part 1, Item 1 of this report. The information contained in this report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Presently, many of our traditional competitors are attempting to re-enter the communications market since there are signs that a recovery is underway. However, our sustained focus on this market during the past several years has enabled us to build a robust product portfolio, secure several key design wins and strengthen our relationships with Tier-1 customers. As a result, we believe we are very well positioned on a competitive basis.

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

During the three and nine months ended September 30, 2007, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2006.

RESULTS OF OPERATIONS

The results of operations that follow should be read in conjunction with our critical accounting policies and use of estimates summarized in our annual report on Form 10-K for the year ended December 31, 2006 as well as our accompanying unaudited consolidated financial statements and notes thereto contained in Item 1 of this report. The following table presents our operation results expressed as a percentage of net revenues for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues:
Product revenues	85%	85%	91%	92%
Service revenues	15%	15%	9%	8%

Total net revenues	100%	100%	100%	100%
Cost of revenues:
Product cost of revenues	31%	26%	31%	23%
Provision for excess and obsolete inventories	0%	0%	2%	0%
Service cost of revenues	4%	7%	3%	4%

Total cost of revenues	35%	33%	36%	27%

Gross profit	65%	67%	64%	73%
Operating expenses:
Research and development	72%	52%	66%	53%
Marketing and sales	32%	30%	31%	30%
General and administrative	18%	15%	17%	15%
Restructuring and asset impairment charges, net	0%	0%	2%	1%

Total operating expenses	122%	97%	116%	99%

Operating loss	(57)%	(30)%	(52)%	(26)%

Net Revenues

Net revenues, including product and service revenues, were $7.2 million and $25.4 million for the three and nine months ended September 30, 2007, respectively. This is a decrease of 25% and 14% from the three and nine months ended September 30, 2006, respectively.

During the second quarter of 2007, we changed our presentation of net revenues by product line. We have four product line categories: 1) Broadband Access; 2) Optical Transport; 3) Carrier Ethernet and 4) Non-Telecommunications. The Broadband Access product line is incorporated into OEM systems that allow telecommunications service providers to transition their legacy voice networks to support next generation services such as voice, data and video. The Optical Transport product line is incorporated into OEM systems that improve the efficiency of fiber optic networks and in the process increase the overall network capacity. The Carrier Ethernet product line allows carriers to provide robust and differentiated services using Ethernet technology in their wide-area networks. The Non-Telecommunications product line consists of non-telecommunications ASIC products. The following tables summarize our net product revenue mix by product line for the three and nine months ended September 30, 2007 and 2006:

Tabular dollars in thousands	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006
	Product Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues	Percentage Increase (Decrease) in Product Line Revenues
Broadband Access	$2,229	36%	$724	9%	208%
Optical Transport	3,744	61%	6,953	85%	(46)%
Carrier Ethernet	147	2%	520	6%	(72)%
Non-Telecommunications	55	1%	—	—	NA

Total	$6,175	100%	$8,197	100%	(25)%

Tabular dollars in thousands	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
	Product Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues	Percentage Increase (Decrease) in Product Line Revenues
Broadband Access	$6,671	29%	$4,476	16%	49%
Optical Transport	15,172	65%	21,403	79%	(29)%
Carrier Ethernet	1,186	5%	1,350	5%	(12)%
Non-Telecommunications	203	1%	—	—	NA

Total	$23,232	100%	$27,229	100%	(15)%

The 25% decrease in product revenues for the third quarter of 2007 versus the comparable period of 2006 reflect decreased sales of our Optical Transport and Carrier Ethernet product lines. The Company had an unexpected shortfall in business from a few smaller accounts and one Tier-One customer, a multinational headquartered in Europe with considerable business in North America and Asia. This decrease was somewhat offset by an increase in our Broadband Access product line due to increased sales of the ASPEN product and product revenue associated with our acquisition of the ASIC Design Center. For the nine months ended September 30, 2007, product revenue decreased 15% from the comparable period of 2006. This reflects decreased sales of our Optical Transport product line due to declines in legacy products as well as delays in carrier deployments around the world. This was partially offset by increased volume of our Broadband Access product line due to product revenue associated with our acquisition of the ASIC Design Center.

Service revenues consist of license, implementation and maintenance service sales generated by our Mysticom and ASIC Design Center subsidiaries.

International net product revenues represented approximately 81% and 85% of net product revenues for the three and nine months ended September 30, 2007.

The following tables present the breakdown of net revenues by product line utilizing the Company’s former reporting structure:

Tabular dollars in thousands	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006
	Product Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues	Percentage Increase (Decrease) in Product Line Revenues
SONET/SDH	$2,661	43%	$5,806	71%	(54)%
Asynchronous/PDH	687	11%	1,658	20%	(59)%
ATM/IP	2,772	45%	733	9%	278%
Non-Telecommunications	55	1	—	—	NA

Total	$6,175	100%	$8,197	100%	(25)%

Tabular dollars in thousands	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
	Product Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues	Percentage Increase (Decrease) in Product Line Revenues
SONET/SDH	$14,050	61%	$17,843	65%	(21)%
Asynchronous/PDH	2,190	9%	4,875	18%	(55)%
ATM/IP	6,789	29%	4,511	17%	50%
Non-Telecommunications	203	1%	—	—	NA

Total	$23,232	100%	$27,229	100%	(15)%

Gross Profit

The following table presents the impact on gross profit of excess and obsolete inventory charges and benefits:

Tabular dollars in thousands	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %
Gross Profit—as reported	$4,681	65%	$6,489	67%
Excess and obsolete inventory benefit	(210)	(3)%	(483)	(5)%

Gross profit—as adjusted	$4,471	62%	$6,006	62%

Tabular dollars in thousands	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %
Gross Profit—as reported	$16,147	64%	$21,555	73%
Excess and obsolete inventory benefit	(926)	(4)%	(2,469)	(8)%
Excess and obsolete inventory charge	443	2%	—	—

Gross profit—as adjusted	$15,664	62%	$19,086	65%

Total gross profit for the three months ended September 30, 2007 decreased by approximately $1.8 million or 28% from the comparable period of the prior year. Total gross profit for the nine months ended September 30, 2007 decreased by approximately $5.4 million or 25% from the comparable period of the prior year. The decrease in gross profit primarily reflects lower revenues and to a lesser degree a shift in product mix associated with our purchase of the ASIC Design Center.

Excluding the benefit from sales of previously written down inventory and the impact of excess and obsolete inventory charges, gross profit as a percentage of net revenues decreased zero and 3% for the three and nine months ended September 30, 2007, respectively as compared to the same periods in the prior year. We anticipate that gross profit will continue to be effected by fluctuations in the volume and mix of our product shipments as well as material costs, yield and the fixed cost absorption of our product operations.

Research and Development

Research and development expenses consist primarily of salaries and related expenses of employees engaged in research, design and development activities, expenses related to electronic design automation tools, subcontracting and fabrication expenses, depreciation and amortization and facilities expenses. During the quarter ended September 30, 2007 research and development expenses increased $0.2 million or 4% over the comparable period of 2006. This increase in research and development expenses was due primarily to salary expenses increasing $0.1 million, depreciation expenses due to capital spending on software licenses increasing $0.1 million and initial prototype fabrication expenses associated with a new product increasing $0.1 million.

During the nine months ended September 30, 2007 research and development expenses increased $1.0 million, or 7% over the comparable period of 2006. This increase in research and development expenses was due primarily to initial prototype fabrication expenses associated with a new product increasing $0.5 million and depreciation expenses due to capital spending on software licenses increasing $0.6 million.

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

Marketing and Sales

Marketing and sales expenses consist primarily of personnel-related expenses, trade show expenses, travel expenses and facilities expenses. Marketing and sales expenses decreased by approximately $0.6 million or 20% for the three months ended September 30, 2007 compared to the same period in the prior year. This decrease was due primarily to lower salary expenses of $0.1 million associated with a lower headcount, lower sales commission expenses of $0.3 million and lower stock compensation expenses of $0.1 million.

For the nine months ended September 30, 2007 marketing and sales expenses decreased by approximately $0.9 million, or 11% compared to the same period in the prior year. This decrease was due primarily to $0.4 million in lower salaries expenses associated with a lower headcount, lower facilities expenses of $0.2 million, lower commission expenses of $0.3 million and lower stock compensation expenses of $0.2 million. These decreases were offset by increased amortization of intellectual property expenses of $0.3 million due to the amortization of intangible customer contract assets created with the purchase of the ASIC Design Center Division of Data—JCE.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, professional and legal fees and facilities expenses. The decrease in general and administrative expenses of approximately $0.1 million, or 10% for the three months ended September 30, 2007 compared to the same period in the prior year was due primarily to lower salaries expenses associated with a lower headcount of $0.1 million.

For the nine months ended September 30, 2007 general and administrative expenses decreased $0.3 million, or 7% as compared to the same period in the prior year. This decrease in general and administrative expenses was due primarily to lower salaries expenses associated with a lower headcount of $0.3 million.

Restructuring and Asset Impairment Charges, net

During the three and nine months ended September 30, 2007 we recorded charges of approximately zero and $0.6 million, respectively related to costs associated with a workforce reduction of approximately 15 primarily research and development employees in our Shelton, Connecticut and Bedford, Massachusetts facilities.

During the three and nine months ended September 30, 2006 we recorded charges of approximately zero and $0.4 million, respectively. This year to date amount included approximately $0.2 million of additional costs for changes in estimates for restructuring actions taken at our European design centers in 2004 and 2005, and $0.2 million for changes in estimates relating to subleases at our facilities in Shelton, Connecticut.

Change in Fair Value of Derivative Liability

During the three and nine months ended September 30, 2007 we recorded non-cash other income of approximately $0.6 and $1.0 million, respectively to reflect the change in the fair value of derivative liability resulting from issuance of the 2007 Plus Cash Notes.

During the three and nine months ended September 30, 2006 we recorded non-cash other income of approximately $2.2 million and $4.7 million, respectively to reflect the change in the fair value of derivative liability resulting from issuance of the 2007 Plus Cash Notes.

Interest Expense, net

Interest expense, net was $0.3 million for the three months ended September 30, 2007 and $0.2 million for the three months ended September 30, 2006. Interest expense was approximately $1.0 million and $0.9 million in the third quarter of 2007 and 2006, respectively. Interest expense in the third quarter of 2007 includes interest expense on the 2007 Plus Cash Notes and on the exchanged and new issue 2010 Notes. Interest income was approximately $0.6 million and $0.8 million in the third quarter of 2007 and 2006, respectively reflecting the impact of 2007 lower cash balances. At September 30, 2007 and 2006, the effective interest rate on our interest-bearing securities was approximately 5.2% and 5.2%, respectively.

Interest expense, net was $1.0 million and $1.3 million for the nine months ended September 30, 2007 and 2006, respectively. Interest expense was approximately $3.0 million and $3.3 million for the nine months ended September 30, 2007 and 2006, respectively reflecting the impact of lower debt balances. Interest income was approximately $2.0 million for the nine months ended September 30, 2007 and 2006.

Income Tax Expense

For the three months ended September 30, 2007 and 2006 income tax expense (benefit) was $0.1 million and $(0.1) million respectively, and for the nine months ended September 30, 2007 and 2006 income tax expense was $0.3 and $0.1 million, respectively. The amounts recorded reflect income taxes on the earnings of certain of our foreign subsidiaries.

During the three months ended September 30, 2007 and 2006 we evaluated our deferred income tax assets as to whether it is “more likely than not” that the deferred income tax assets will be realized. In our evaluation of the realizability of deferred income tax assets, we consider projections of future taxable income, the reversal of temporary differences and tax planning strategies. We have evaluated and determined that it is not “more likely than not” that all of the deferred income tax assets will be realized. Accordingly, a valuation allowance was recorded for all of our net deferred income tax assets. In future periods, we will not recognize a deferred tax benefit and will maintain a deferred tax valuation allowance until we achieve sustained taxable income. Additionally, in the future, we expect our current income tax expense to be related to taxable income generated by our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007 and December 31, 2006 we had total cash and cash equivalents of approximately $39.9 million and $57.7 million, respectively. This is our primary source of liquidity, as we are not currently generating positive cash flow from our operations. A summary of our cash and cash equivalents and future commitments are detailed as follows:

Cash, Cash Equivalents and Investments

We have financed our operations and have met our capital requirements since incorporation in 1988 primarily through private and public issuances of equity securities, convertible notes, bank borrowings and, for certain years, cash generated from operations. Our principal sources of liquidity as of September 30, 2007 consisted of $39.9 million in cash and cash equivalents. Cash equivalents are highly liquid debt instruments with original maturities of less than 90 days. Our cash equivalents as of September 30, 2007 consist of money market instruments.

We believe that our existing cash and cash equivalents as of September 30, 2007 will be sufficient to fund operating losses, capital expenditures and provide adequate working capital for at least the next twelve months. However, there can be no assurance that events in the future will not require us to seek additional capital and, if so required, that capital will be available on terms favorable or acceptable to us, if at all.

(in thousands)	September 30, 2007	December 31, 2006	Change	September 30, 2006	December 31, 2005	Change
Cash and cash equivalents	$39,910	$57,723	$(17,813)	$57,076	$38,841	$18,235
Short term investments	—	—	—	4,921	33,861	(28,940)

Total Cash and investments	$39,910	$57,723	$(17,813)	$61,997	$72,702	($10,705)

Effect of Exchange Rates and Inflation: Exchange rates and inflation have not had a significant impact on our operations or cash flows.

Commitments and Significant Contractual Obligations

We refinanced approximately $21.2 million short-term debt outstanding of $30.2 million under our 2007 Plus Cash Notes to a long-term basis on July 6, 2007. Also on July 6, 2007 we issued an additional $3.8 million of 2010 Notes. At the end of September, 2007 we redeemed the remaining $8.9 million balance of the 2007 Plus Cash Notes. Except for the refinancing of short-term debt to a long-term basis, the issuance of new debt and the redemption of the remaining 2007 Plus Cash Notes, there have been no other material changes to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on March 6, 2007. Additional comments related to our contractual obligations are presented below.

We have existing commitments to make future interest payments on our 2010 Notes and to redeem these notes in September 2010. Over the remaining life of the 2010 Notes, we expect to accrue and pay approximately $4.1 million in interest to the note holders.

We have outstanding operating lease commitments of approximately $36.9 million, payable over the next ten years. Some of these commitments are for space that is not being utilized and, for which, we recorded restructuring charges in prior periods. We are in the process of trying to sublease additional excess space but it is unlikely that any sublease income generated will offset the entire future commitment. As of September 30, 2007, we have sublease agreements totaling approximately $4.4 million to rent portions of our excess facilities over the next three years. We currently believe that we can fund these lease commitments in the future; however, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

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

During the three months ended September 30, 2007 there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 5.	OTHER INFORMATION

On October 11, 2007 the Board of Directors approved a one-time cash bonus in the amount of $25,000 to Theodore Chung, the Interim Chief Financial Officer, in connection with his responsibilities as such.

ITEM 6.	EXHIBITS

Exhibit 3.1	Second Amended and Restated By-Laws of TranSwitch Corporation (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on October 17, 2007 and incorporated herein by reference).

Exhibit 4.1	Indenture, by and among TranSwitch Corporation and U.S. Bank National Association, as trustee, relating to TranSwitch Corporation’s 5.45% Convertible Notes due September 30, 2010, dated July 6, 2007 (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on July 6, 2007 and incorporated herein by reference).

Exhibit 10.1	Form of Exchange and Purchase Agreement, relating to TranSwitch Corporation’s 5.45% Convertible Notes due September 30, 2010, dated as of June 29, 2007 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 6, 2007 and incorporated herein by reference).

Exhibit 10.2	Registration Rights Agreement, by and among TranSwitch Corporation and the Initial Purchasers named therein, relating to TranSwitch Corporation’s 5.45% Convertible Notes due September 30, 2010, dated July 6, 2007 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on July 6, 2007 and incorporated herein by reference).

Exhibit 31.1	CEO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

Exhibit 31.2	CFO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

Exhibit 32.1	CEO and CFO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSWITCH CORPORATION

November 8, 2007	/s/ Dr. Santanu Das
Date	Dr. Santanu Das Chief Executive Officer and President (Chief Executive Officer)

November 8, 2007	/s/ Theodore Chung
Date	Theodore Chung Interim Chief Financial Officer (Chief Financial Officer)