Form 10-K
period 2007-12-31
TRANSWITCH CORP /DE
filed 2008-03-13
CIK 944739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer  ☐            Accelerated Filer  ☒            Non-Accelerated Filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the Registrant, on June 30, 2007 was approximately $205.8 million. At February 29, 2008, as reported on the Nasdaq Global Market, there were 133,208,364 shares of common stock, par value $.001 per share, of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference in Part III of this Form 10-K Report:

(1) Proxy Statement for the Registrant’s 2007 Annual Meeting of Shareholders—Items 10, 11, 12, 13 and 14.

Item 1.	Business

The following description of our business should be read in conjunction with the information included elsewhere in this document. The description contains certain forward-looking statements that involve risks and uncertainties. When used in this document, the words “intend,” “anticipate,” “believe,” “estimate,” “plan,” “expect” and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements as a result of risk factors set forth elsewhere in this document. See also, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

General

TranSwitch designs, develops and markets innovative semiconductor solutions that provide core functionality for voice, data and video communications network equipment. TranSwitch customers are the original equipment manufacturers (“OEMs”) who supply wire-line and wireless network operators who provide voice, data and video services to end users such as consumers, corporations, municipalities etc. We have over 200 active customers, including the leading global equipment providers, and our products are deployed in the networks of the major service providers around the world.

TranSwitch is a Delaware corporation incorporated on April 26, 1988. Our common stock trades on the NASDAQ Global Market under the symbol “TXCC.”

In addition to an extensive portfolio of standard integrated circuit products addressing voice, data, wireless and video markets, TranSwitch supplies a number of intellectual property core products for Ethernet and high definition video (HDMI protocol) applications. In 2007, we expanded our offerings to include custom design services. Our combination of standard products, intellectual property cores and custom design services enables us to serve our customers needs more fully.

Our products and services are compliant with relevant communications network standards. We offer several products that combine multi-protocol capabilities on a single chip, enabling our customers to develop network equipment for triple play (voice, data and video) applications. A key attribute of our products is their inherent flexibility. Many of our products incorporate embedded programmable micro-processors, enabling us to rapidly accommodate new customer requirements or evolving network standards by modifying the functionality of the device via software instructions.

We bring value to our customers through our communications systems expertise, very large scale integration (“VLSI”) design skills and commitment to excellence in customer support. Our emphasis on technical innovation results in defining and developing products that permit our customers to achieve faster time-to-market and to develop communications systems that offer a host of benefits such as greater functionality, improved performance, lower power dissipation, reduced system size and cost, and greater reliability for their customers.

We provide our products and services to customers in the following markets:

Optical Transport: This market segment includes equipment that transports information over optical networks based on the established SONET and SDH standards as well as the emerging networks that utilize the more recently introduced standards for Ethernet over SONET (“EoS”) and SDH. Our products are incorporated in Optical Transport equipment, and enable the fiber optic network to transport information with improved efficiency, thus increasing the overall network capacity. Our customers in this market segment include Fujitsu, Alcatel-Lucent, ZTE, Tejas Networks, Cisco Systems and Ericsson.

Broadband Access: This market segment includes equipment that provides “last mile” connectivity between the end customer and the network for broadband services. It includes systems for connectivity over copper wires based on DSL technology, fiber connectivity using Passive Optical Network (“PON”) technology or wireless connectivity using cellular, WiMAX or other technologies. Our products are incorporated into Broadband Access equipment, enabling telecommunications service providers to deliver next generation services such as voice, data and video over the broadband connection. Our customers in this market segment include Alcatel-Lucent and Nokia Siemens Networks.

Carrier Ethernet: This is a new and rapidly growing market segment. Data and video services are the main drivers for future network infrastructure investments, and Carrier Ethernet is the industry’s accepted standard technology for next-generation networks. This market segment includes a variety of equipment including carrier grade Ethernet routers and switches. Our products, used in such equipment, enable carriers to provide robust and differentiated services using Ethernet technology in their wide-area networks. Our customers in this market segment include ZTE, Alcatel-Lucent and Tellabs.

Non-Telecommunications: TranSwitch’s design services unit leverages the company’s integrated circuits (“IC”) design expertise, internal processes, tools and foundry relationships to develop and supply IC products to customers in a variety of industries besides telecommunications. Our customers in this market segment currently include various integrated circuit manufacturers and certain defense contractors.

We have sold our VLSI devices to more than 400 customers worldwide since shipping our first product in 1990. Our products are sold through a worldwide direct sales force and a worldwide network of independent distributors and sales representatives.

Industry Overview

Investment in telecommunications infrastructure is being driven primarily by the need for higher bandwidths, more ubiquitous connectivity and more flexibility of services. In the US, Canada and Western Europe there has been an extensive telecommunications infrastructure in place for several decades; however, this infrastructure was designed primarily for voice services, and is in dire need of replacement in order to provide the high data bandwidth and flexibility required by modern services. In other parts of the world, such as China and India, the need for infrastructure expansion is being driven by the rapidly expanding global economy.

Since 2001, when the worldwide telecommunications industry experienced a major correction, the market has been undergoing a gradual recovery. The path to recovery has been shaped by a number of factors such as industry consolidation, globalization, deregulation and competition.

In recent years, there were a number of mergers and acquisitions among North American telecommunication carriers (“telcos”) and Western Hemisphere communications OEMs. As companies merge or consolidate, the rate of ordering, purchasing and deploying new equipment typically slows. As these consolidations complete, we are seeing a shift in demand toward newer technologies that we introduced into the market in the last several years. In 2006 and 2007, we saw demand for legacy network products decline, which is an indicator that the industry is ready to replace existing networks with new networks.

Communications service providers, internet service providers, regional Bell operating companies and inter-exchange carriers generally closely monitor their capital expenditures. Spending on voice-only equipment has been slowing over the last few years, while spending on equipment providing the efficient transport of data services on existing infrastructure continues to grow. More importantly to TranSwitch, major infrastructure initiatives are underway where telcos are building new, end-to-end internet protocol (“IP”)-based, next-generation networks. The clearest example of this is British Telecom’s 21st Century Network. Demand for new, high bandwidth services such as video conferencing, broadband audio, high speed internet and other data services is placing an increased burden on existing public network infrastructure. Regulatory changes and advances in technology have fostered an intensively competitive environment for service providers. They have to provide a variety of services over the same infrastructure in order to maximize the revenue from their network investment and minimize the risk of losing customers to their competitors by bundling these services. Competition between telcos and cable TV providers offering “triple play” services (voice, data and video) is driving equipment spending for broadband access, carrier-class routers/switches, and metro optical gear. Equipment vendors and communications IC suppliers with the right products and technologies will be major beneficiaries of this spending by telcos and cable TV service providers.

Wireless networks are also being driven by new, data oriented services requiring high bandwidth. Third generation wireless infrastructures, such as UMTS and CDMA2000, and fourth generation wireless infrastructures based on LTE and /or WiMAX will be heavily based on IP and Ethernet technologies. The convergence of the wire-line and wireless network infrastructures is underway, driven by the desire of service providers to provide “quadruple play” services (voice, data, video and mobility) to further enhance their competitive position and profitability.

The Importance of Communications Standards in our Business

In an effort to provide interoperability among communication networks and equipment, the communications industry has established numerous standards and protocols that address connectivity issues between networks and network equipment. Communication standards and protocols for transmission of information such as voice, high speed data or video over electrical, optical or wireless media have been implemented to ensure that equipment from different manufacturers and the various public and private networks can communicate with each other reliably and efficiently. The VLSI devices supplied by us conform to these standards, enabling such interoperability across the networks.

In the Optical Transport arena, SONET and SDH standards were defined for efficient and reliable transport of information over optical fiber. SONET is primarily a North American standard, while SDH is its international counterpart. Introduced in the late 1980s, SONET and SDH were initially employed primarily for the transport of voice traffic in telephone networks. Prior to the introduction of the SONET/SDH standards, Asynchronous/PDH standards were in use for transmission over metallic cables, radio and optical fiber. Asynchronous Transfer Mode (“ATM”) is a higher-level standard that enables public networks, internet, WAN and LAN systems designers to provide a mix of services to network users. ATM allows communication service providers to reduce the impact of network congestion, assure quality of service and to provide mixed high-speed and high-volume data communications, voice, video and imaging services. This ability allows the communication service providers to generate more revenue by offering more services to their customers.

Recently, industry standards have emerged for carrying Ethernet over SONET/SDH. Ethernet is a protocol that is used throughout LANs. Increased requirements for connectivity between corporate LANs and WANs are driving the need for bridging Ethernet protocol over the public network. Communication service providers are beginning to deploy EoS technology to provide data services because it is an efficient means of transporting data over their embedded infrastructure and enables them to generate additional revenue.

Broadband Access technologies utilize IP as a standard protocol to enable packetized data to be forwarded, transmitted, and routed between networks. IP packets are often carried over ATM which serves as a transport layer for the IP packets particularly in DSL networks. In newer DSL deployments, ATM is replaced by Carrier Ethernet as a transport layer. Carrier Ethernet is a new and evolving technology which brings with it a plethora of new standards that must be implemented by the equipment and hence by the underlying semiconductor components. Fiber to the home (“FTTH”) and fiber to the curb (“FTTC”) deployments are also based on new technologies such as GPON or EPON each of which has a number of associated standards.

In order to deploy new infrastructures and transmission protocols, communication service providers are demanding improved time to market of cost-effective, differentiated products from OEMs. The complexity of the equipment, increasing cost pressures and the need for high reliability and standards compliance mandate the use of VLSI devices incorporating a high degree of functionality. OEMs recognize that, similar to the trend experienced in the computer industry, the functionality incorporated into VLSI devices is contributing an increasing share of the intellectual property and the value of network equipment. The design of VLSI devices contained in Optical Transport, Broadband Access or Carrier Ethernet equipment requires specialized expertise in mixed-signal semiconductor design and implementation, in-depth knowledge of telecommunications and data communications standards and systems engineering expertise. Expertise in mixed-signal device design is relatively uncommon, and, as a result, OEMs needing these capabilities often seek independent semiconductor vendors. However, many semiconductor vendors lack the communications industry knowledge and experience, as well as familiarity with the standards, to be able to contribute significant value to the OEMs’ systems designs. Consequently, OEMs require a semiconductor vendor that understands their markets and the applicable standards and is able to provide a broad range of cost-effective semiconductor devices. Our core competencies include the ability to understand these standards and protocols and our experience in designing these specialized VLSI products.

Applications of our Products in the Network

Our products are targeted primarily at the Access and Metro segments of network infrastructure (as further described below). The following briefly describes our view of these market segments and some typical equipment types that may include our VLSI products.

The Access Network

This Access portion of the network infrastructure interconnects end user locations (residences or businesses) to the nearest service provider location (usually the telephone company central office). The primary functions performed by equipment in the Access network are aggregation and distribution of traffic, and interconnection to the switching or transmission equipment that connects to the WAN. The Access network may consist of electrical, optical or wireless transmission equipment. Our Broadband Access products are used in a variety of equipment in the Access network. For example, our Diplomat, ASPEN and CUBIT product families are used in equipment that provides DSL services or fiber based FTTH and FTTC access services. These products are also used in Base Station equipment for cellular phone service. Our Optical Transport products are used in Multi-Service Provisioning Platform (“MSPP”) and Multi-Service Access Network (“MSAN”) equipment that serve as primary vehicles for aggregation and distribution of traffic in the Access network.

The Metro Network

The Metro network infrastructure is principally an optical fiber-based network. It provides high-speed communications and data transfer covering an area larger than a campus area network and smaller than a WAN, interconnects two or more LANs, and usually covers an entire metropolitan area, such as a large city and its suburbs. In addition to interconnecting locations within the metropolitan area, the Metro network connects to the Access portion of the network and the long-haul or core network which interconnects different metropolitan networks across a region, a country or internationally. Equipment in the Metro network perform functions such as switching or routing of traffic, processing of data in various protocols, and further aggregation and distribution of traffic. Our Optical Transport products are used in a range of Metro network equipment such as Dense Wave Division Multiplexers (“DWDM”), Coarse Wave Division Multiplexers (“CWDM”), Multi-Service Provisioning Platforms (“MSPP”), Digital Cross-connect Systems (“DCS”) and Add-Drop Multiplexers (“ADM”).

Our Products and the Functions they Serve

TranSwitch is very well positioned to participate in the anticipated telecommunications growth cycle during the next several years. This is because we anticipated many of the market trends, at least directionally if not quantitatively, and aligned our product development direction accordingly.

Our products address three high growth market segments:

1.	Optical Transport

2.	Broadband Access

3.	Carrier Ethernet

Within each of these segments, we have developed a number of product families as described below:

Optical Transport Products

The need for data transport across existing SONET, SDH and PDH networks is effectively addressed through our EtherMap and EtherPHAST product families. Low-level grooming of TDM circuits will continue to be a requirement through the transition to IP. The grooming will be done predominantly in smaller Access platforms rather than larger Metro platforms. The VTXP products, optimized for the access network, will continue to be applicable as will TranSwitch’s broad line of mappers and framers. Optical Transport products include SONET/SDH/PDH mappers and framers and tributary switching and grooming products.

•	Sonet/SDH/PDH Mappers and Framers

Our products address the predominant formats and data speeds employed in the access portion of the network. We provide solutions that cover both North American (SONET/ Async) as well as International (SDH/PDH) standards. Data rates covered by our products range from 1.5 mb/s to 2.5 Gb/s. This product family includes devices that enable the transport of Ethernet and other types of data traffic over SONET/SDH and Asynch/PDH networks.

•	Tributary Switching and Grooming Devices

This category includes switch fabric devices and adjunct switching devices that enable traffic to be switched or re-arranged (groomed) to use network capacity more efficiently.

Broadband Access Products

TranSwitch has successfully participated in the DSL market with its CUBIT and ASPEN products based on its patented CellBus architecture. CellBus is based on ATM technology, which was the predominant standard for DSL. Industry emphasis is shifting away from ATM based equipment towards IP/Ethernet-centric DSL equipment. TranSwitch anticipated this evolution, and developed the new Diplomat product line which addresses the latest industry standards in this area. The Diplomat family of products will address equipment for broadband services over copper (ADSL2+, VDSL) as well as fiber-to-the-home and fiber-to-the-curb services (GPON).

•	ATM Controllers

ATM Controllers include TranSwitch’s CellBus line of products used extensively in DSLAM and APON/BPON OLT equipment by a large number of vendors. These devices, with built in switch engine, provide the single most cost-efficient means of transporting and processing ATM cells in such gear. These devices range in port density from 16-ports to 124-ports and in speed from STS-3/STM-1 to STS-12/STM-4.

•	IP Controllers

These Broadband Access devices enable the next generation of DSLAM and GPON products.

Carrier Ethernet Products

As carriers move to packet-based networks for more and more of their infrastructure, the need for both pure carrier class Ethernet devices as well as transition products continues to grow. Our Envoy line of Ethernet controllers and switches allows for differentiation and creates the opportunity for market leadership with trend setting metro Ethernet features. As an important complement to our Optical Transport products, our PacketTrunk family of circuit emulation and clock recovery devices provide vital interworking capability between the new data (IP) based services and infrastructures and the legacy voice (TDM) based services and infrastructures. The development of 10G PHY devices creates opportunities in the emerging high speed Ethernet space and also brings future competitive advantages by giving us the capability to provide more vertically integrated devices.

•	Circuit Emulation Devices

Circuit Emulation, which is complementary to VoIP, offers a graceful, robust, and affordable migration path for transporting T1, E1, T3 and E3 circuits over IP, MPLS, and tag-switched Ethernet networks.

•	Ethernet Switches

Ethernet Switches examine header information on an incoming packet such as source/destination address, VLAN tags, and MPLS labels to decide which output port to send the packet to.

•	Ethernet Controllers

Ethernet Controllers manage Ethernet traffic to and from multiple physical interfaces, providing important functions such as traffic aggregation and flow-control. Since Ethernet traffic is inherently “bursty” in nature, these functions are necessary to ensure efficient utilization and robust operation of the network.

•	Ethernet PHY

Our TransPHY 10-Gigabit PHY devices address copper (CX4) and fiber (LX4) 10-Gigabit ethernet connectivity applications. Our products feature industry leading performance in terms of transmission distance, power consumption and device footprint.

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

Complementing our communications industry expertise is our VLSI design competence. Our VLSI design personnel have extensive experience in designing high-speed digital and mixed-signal devices for communications applications. These designs require a sophisticated understanding of complex technology, as well as the specifics of deep sub-micron manufacturing processes and their resulting impact on device performance. We have developed a large number of VLSI blocks and intellectual property cores that operate under the demanding requirements of the telecommunications and data communications industries. These blocks and intellectual property cores have been designed using standard VLSI-oriented programming languages such as VHSIC Hardware Descriptive Language (“VHDL”) and Verilog, and have been authenticated with standard verification tools.

We have developed proprietary tool sets, called “Test Benches,” that facilitate rapid development of VLSI products and help assure that our products are standards compliant and meet customer requirements. These Test Benches consist of behavioral models of all applicable functions in a high-level design environment and also include test signal generators and analyzers such as models of SONET/SDH signals. Systems engineers use Test Benches to test new architectural concepts, while VLSI designers use Test Benches to ensure that the device conforms to product specifications.

In addition to the extensive hardware functionality, many of our products utilize embedded processors that are software programmable. This approach enables us to develop products with higher levels of functionality and flexibility than are possible with purely hardware based solutions.

Our Envoy and EtherMap products are multi-million gate devices, which are implemented in 0.18 and 0.13 micron complementary metal oxide semiconductor (“CMOS”) silicon technologies. They incorporate high speed mixed signal circuitry. Some of these devices are equipped with embedded processors that provide added functionality through software.

Other products that incorporate programmability are the ASPEN family of ATM processors, and the PHAST series of products that target simultaneous mapping and transport of ATM/point-to-point protocol (“PPP”) and TDM services over fiber optic networks. The T3BwP and TEPro VLSI devices support both data and management planes with an on-chip Reduced Instruction Set Computing (“RISC”) processor supporting full standards-based management and performance monitoring.

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

Note 6 of the Notes to Consolidated Financial Statements provide data on major customers for the last three years.

Research and Development

We believe that the continued introduction of new products in our target markets is essential to our growth. As of December 31, 2007, we had 160 full-time employees engaged in research and product development efforts. We employ engineers who have the necessary VLSI, high speed mixed signal, firmware, software, hardware, physical design, verification, and validation expertise and development experience. These engineers are responsible for delivering VLSI and Evaluation/Demo products for telecommunications and data communications applications. Research and development expenditures for the years ended December 31, 2007, 2006 and 2005 were $21.7 million, $21.2 million, and $21.3 million, respectively.

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

Patents and Licenses

Through the end of 2007, we have been issued or became an assignee of 92 presently maintained patents worldwide with an additional 59 patents pending worldwide. Of that number, we have 50 presently maintained United States patents, of which two are co-assigned. Among the worldwide patents pending, there were 26 United States patents pending. Many of the United States issued and pending patents were also filed internationally. For one or more of our United States patents, we have coverage in Canada, China, Taiwan, Israel, Japan, France, Germany, United Kingdom, Belgium, Italy, Sweden, Spain, and Hong Kong. Internationally, there are 14 patents pending in specific countries with an additional 19 filed in the European Patent Office (“EPO”) or under the Patent Cooperative Treaty (“PCT”). In addition we have lifetime licenses to use over 20 additional US patents and their foreign derivatives.

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

We also have been granted registration of 21 presently maintained trade or service marks in the United States and we have one more trademark registration awaiting approval. We have also obtained 4 presently maintained trademark registrations under the European Community Trademark (“ECT”) procedure and have two pending trademarks awaiting approval in Canada and the ECT.

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

We sell our products for applications in the telecommunications and data communications industries, which require our products to conform to various standards that are agreed upon by recognized industry standards committees. Where applicable, we design our products to be in conformity with these standards. We have received and expect to continue to receive, in the normal course of business, communications from third parties stating that if certain of our products meet a particular standard, these products may infringe one or more patents of that third party. We review the circumstances of each communication, and, in our discretion and upon the advice of legal counsel, have taken or may take in the future one of the following courses of action: we may negotiate payment for a license under the patent or patents that may be infringed, we may use our technology and/or patents to negotiate a cross-license with the third party or we may decline to obtain a license on the basis that we do not infringe the claimant’s patent or patents, or that such patents are not valid, or other bases. We cannot be sure that licenses for any such patents will be available to us on reasonable terms or that we would prevail in any litigation seeking damages or expenses from us or to enjoin us from selling our products on the bases of any of the alleged infringements.

Manufacturing and Design Services

TranSwitch produces a variety of VLSI devices utilizing the Fabless Semiconductor Model. This means that we do not own or operate any of the foundries used in the production of our devices. Rather, we contract with established independent foundries to manufacture all of our devices including silicon wafer production, package assembly and testing. We do maintain a fully functional test environment for the purpose of production test development, low volume production testing, and product certification. Once the device reaches production volume, the test is transferred to a high volume, lower cost test facility.

This approach permits us to focus on our design strengths, minimize fixed costs and capital expenditures and access the most advanced manufacturing technologies. It also allows us to maintain an effective and flexible supply chain which is managed using fully integrated ERP system. Quality assurance, finished goods inventory, packing, shipping and customer service activities are all performed at our Shelton, Connecticut facility.

TranSwitch Corporation, Shelton, Connecticut, is registered to ISO 9001:2000 by TUV Rheinland of North America, Inc. We use only ISO certified suppliers in the manufacture of our products.

Our manufacturing objectives and emphasis are focused in the following areas;

•	maximizing the reliability and quality of our products utilizing world class foundry partners;

•	leveraging the most advanced semiconductor manufacturing technologies available;

•	maintaining a flexible supply chain to meet our customer’s demand and delivering on time;

•	minimizing capital and other resource requirements by subcontracting capital-intensive manufacturing; and

•	achieving a gross margin commensurate with the value of our products.

Our products and services can be categorized as follows:

•

VLSI devices- This category covers the majority of our products. TranSwitch purchases and owns the unique mask sets (tools) required for the production of our silicon wafers. We then purchase the wafers from the foundry as needed which are shipped directly to one of our wafer sort or assembly partners. They are then stored until we issue an assembly or test release based on demand. All of the wafers are currently purchased from Taiwan Semiconductor Manufacturing Corporation (TSMC). We use a variety of assembly and test suppliers to complete the production process. We have supplier agreements in place with most of these suppliers including TSMC for wafers and Amkor for assembly and test. For some of our devices, we purchase the product in its final form. In these cases, the supplier fabricates the wafers and manages the work in process including assembly and test. We are delivered a fully tested and functional product.

•

Intellectual Property Cores – We have several arrangements with foundries (Taiwan Semiconductor (TSMC) and Semiconductor Manufacturing International Corporation (SMIC) for example), where we make our intellectual property cores available to our customers for design in their products. The use of these cores is strictly controlled at the foundry and we receive license fees or royalties when they are used.

•	Services – We offer design and manufacturing services to our customers. In these cases we can utilize any of our established supply chain partners or use suppliers specified by our customer.

In 2003, the European Union (EU) published its directive to restrict the use of certain environmentally hazardous substances and defined the requirements for reducing their impact on the environment. This legislation, which became effective July 1, 2006, restricts the use of Lead, Mercury, Cadmium, Hexavalent Chromium, Polybrominated Biphenyls (PBBs) and Polybrominated Diphenyl Ethers (PBDEs), as well as secondary elements defined in the directive. Since early 2003, TranSwitch has been monitoring the activity of the regulatory initiatives for Lead-free and “Green” products in compliance with the Restriction of Hazardous Substances (RoHS) legislation defined by the EU’s directive. TranSwitch has incorporated these requirements into its product designs and packaging technology with cooperation from our suppliers. Our first RoHS device became available during 2004.

In order to facilitate a smooth transition without any supply disruptions, TranSwitch offers RoHS compliant devices while continuing to offer these same devices in packages containing Lead. The RoHS compliant devices are clearly marked with a unique part number and alloy code to help customers maintain quality and follow appropriate manufacturing practices required by such devices. TranSwitch marks all RoHS devices according to JEDEC specifications. Additionally, all RoHS compliant devices shipped will be accompanied by a Certificate of Compliance guaranteeing conformance to the RoHS directive.

Acquisitions

While some of the next generation products we introduce are based on technologies that we develop ourselves, we have filled some of our technology and skills needs through acquisitions. The following is a table that summarizes technology and skills we obtained through acquisitions of stand-alone companies during the years 2005 through 2007. There were no acquisitions in 2005.

Acquired Company	Date Acquired	Technology / Skill Acquired

ASIC Design Center Division of Data – JCE	January 2007	Custom ASIC development and logistics
Mysticom, Ltd.	January 2006	Analog/mixed signal design resources

Investments in Non-Publicly Traded Companies and Venture Capital Funds

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

TranSwitch invests in venture capital funds as it provides TranSwitch access to new technologies and relationships integral for maintaining technological advantages in the development of advanced semiconductor products for the communications industry. Neurone Ventures II (Neurone), is a venture capital fund organized as a partnership in the business of making, supervising and disposing of privately negotiated equity and equity-related investments, principally in early-stage Israeli and Israeli-related high-technology companies. We have a 3% ownership interest in this partnership.

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

After the severe downturn in the global telecommunication market in 2001 and 2002, the market showed signs of stability and mild recovery in the latter part of 2003. In 2004, the market for our products continued its recovery, but showed additional fluctuations in demand. In 2005, while overall demand in our markets was essentially flat versus 2004, we saw a shifting in demand towards newer technologies that we introduced into the market in the last two years. In 2006 and 2007, this trend continued, however, certain deployments were delayed by both communications service providers as well as equipment manufacturers.

Through on-going planning and analysis with our customers, TranSwitch’s product strategy is updated and focused on their current needs. We participate in industry standards setting groups that give us further insight into market trends and requirements. Recently, we have introduced new product lines that meet our customers evolving data communications requirements. Our Ethernet over SONET/SDH product line enables telecommunication carriers and internet service providers the ability to offer new revenue-generating services, such as the high-speed transport of information over IP networks, based on their current network infrastructure. By utilizing the current network infrastructure, telecommunication carriers can realize revenue growth with only a modest increase in their costs.

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

Employees

At December 31, 2007, we had 215 full time employees, including 160 in research and development, 32 in marketing and sales, 12 in operations and quality assurance, and 11 in administration. We have no collective bargaining agreements. We have never experienced any work stoppage and we believe our employee relations are good.

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

You may read and copy any document we file at the SEC’s public reference room located at: Headquarters Office, 100F Street N.E., Room 1580, Washington, DC 20549. You can request copies of these documents by writing to the Public Reference Section of the SEC, 100F Street N.E., Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available at the SEC’s website at http://www.sec.gov. This website address is included in this document as an inactive textual reference only.

Item 1A.	Risk Factors

From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission (including this Form 10-K) may contain statements that are not historical facts, so-called “forward-looking statements,” which involve risks and uncertainties. Such forward-looking statements are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “will,” “expect,” “intend,” “plans,” “predict,” “anticipate,” “estimate,” “continue,” “believe” or the negative of these terms or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other forward-looking information. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K.

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

As of December 31, 2007, we have approximately $25.0 million in principal amount of indebtedness outstanding in the form of our 5.45% Convertible Notes due September 30, 2010 (“2010 Notes”).

In addition to this indebtedness, we may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could:

•	make it difficult for us to make payments on our 2010 Notes;

•	make it difficult for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

•	limit our flexibility in planning for, or reacting to changes in, our business; and

•	make us more vulnerable in the event of a downturn in our business.

There can be no assurance that we will be able to meet our debt service obligations, including our obligations under the 2010 Notes. The terms of our 2010 Notes permit the holders thereof to voluntarily convert their notes at any time into a certain number of shares of our common stock.

We are using our available cash and cash equivalents each quarter to fund our operations, investments and financing activities.

We anticipate that we will use approximately $4.4 million in cash and cash equivalents during the first quarter of 2008 to fund our operations, investments and interest payments on debt.

However, we believe that we have adequate cash and cash equivalents to fund its operations, investments and to meet our debt obligations through at least December 31, 2008.

We may not be able to pay our debt and other obligations.

If our cash, cash equivalents and operating cash flows are inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the 2010 Notes or our other obligations, we would be in default under their respective terms. This would permit the holders of the 2010 Notes and our other obligations to accelerate their respective maturities and could also cause defaults under any future indebtedness we may incur. Any such default or cross default would have a material adverse effect on our business, prospects, financial condition and operating results. In addition, we cannot be sure that we would be able to repay amounts due in respect of the 2010 Notes if payment of those notes were to be accelerated following the occurrence of an event of default as defined in the 2010 Notes indenture.

We may seek to reduce our indebtedness by issuing equity securities, thereby causing dilution of our stockholders’ ownership interests.

We may from time to time seek to exchange our 2010 Notes for shares of our common stock or other securities. These exchanges may take different forms, including exchange offers or privately negotiated transactions. As a result of shares of our common stock or other securities being issued upon such conversion or pursuant to such exchanges, our stockholders may experience substantial dilution of their ownership interest.

If we seek to secure additional financing we may not be able to do so. If we are able to secure additional financing our stockholders may experience dilution of their ownership interest or we may be subject to limitations on our operations.

If we are unable to generate sufficient cash flows from operations to meet our anticipated needs for working capital and capital expenditures, we may need to raise additional funds. However, events in the future may require us to seek additional capital and, if so required, that capital may not be available on terms favorable or acceptable to us, if at all. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing debt, we may be limited in our success, as the terms of the 2010 Notes restrict our ability to issue debt that is senior to or pari passu with the 2010 Notes, without the consent of the holders of the 2010 Notes.

The terms of the 2010 Notes include voluntary conversion provisions upon which shares of our common stock would be issued. As a result of these shares of our common stock being issued, our stockholders may experience dilution of their ownership interest.

Our stock may be delisted on NASDAQ.

On January 28, 2008, we received notification from the NASDAQ Listing Qualification Department providing notification that, for the last 30 consecutive business days, the bid price of our common stock has closed below the minimum $1.00 per share required for continued inclusion under NASDAQ Marketplace Rule 4450(a)(5). We, in accordance with NASDAQ Marketplace Rule 4450(e)(2), have been provided 180 calendar days, or until July 23, 2008, to regain compliance. To regain compliance, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days at any time before July 23, 2008.

If we do not regain compliance with NASDAQ Marketplace Rule 4450(a)(5) by July 23, 2008, we will be notified that our securities will be delisted. At that time, we may appeal NASDAQ’s determination to delist our securities to a Listing Qualification Panel. Alternatively, we could at that time apply to transfer our securities to The Nasdaq Capital Market if we satisfy the requirements for initial inclusion set forth in NASDAQ Marketplace Rule 4310(c). If that application were approved, we would be afforded the remainder of a second 180 calendar day grace period by the NASDAQ Global Market in order to regain compliance while on the Nasdaq Capital Market.

On February 29, 2008 the price of our shares was $0.65.

We cannot be sure that our price will comply with the requirements for continued listing of our common stock on The NASDAQ Global Market, or that any appeal of a decision to delist our common stock will be successful. If our common stock loses its status on The NASDAQ Global Market and we are not successful in obtaining a listing on The NASDAQ Capital Market, shares of our common stock would likely trade in the over-the-counter market bulletin board, commonly referred to as the “pink sheets.”

If our stock were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our common stock is delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity thereof. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock.

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

By resolution approved by our stockholders at the annual meeting of stockholders held on May 24, 2007, our Board of Directors has the authority, in its sole discretion, to effect a reverse stock split of our common stock at any time prior to the date of our annual meeting of stockholders to be held in 2008 at a ratio between one for two and one for twenty as selected by the Board of Directors. In addition, notwithstanding approval of the reverse stock split by the stockholders, the Board of Directors may choose, in its sole discretion, not to affect a reverse stock split without further approval or action by or prior notice to the stockholders.

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

Our stock price is volatile.

The market for securities for communication semiconductor companies, including our Company, has been highly volatile. The market sale price of our common stock has fluctuated between a low of $0.21 and a high of $74.69 during the period from June 19, 1995 to December 31, 2007. It is likely that the price of our common stock will continue to fluctuate widely in the future. Factors affecting the trading price of our common stock include:

•	responses to quarter-to-quarter variations in operating results;

•	announcements of technological innovations or new products by us or our competitors;

•	current market conditions in the telecommunications and data communications equipment markets; and

•	changes in earnings estimates by analysts.

We may have to further restructure our business.

We may have to make further restructuring changes if we do not achieve a substantial increase in revenues.

We anticipate that shipments of our products to relatively few customers will continue to account for a significant portion of our total net revenues.

Historically, a relatively small number of customers have accounted for a significant portion of our total net revenues in any particular period. For the years ended December 31, 2007 and 2006, shipments to our top five customers, including sales to distributors, accounted for approximately 44% and 45% of our total net revenues, respectively. We expect that a limited number of customers may account for a substantial portion of our total net revenues for the foreseeable future.

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

Foreign markets are a significant part of our net product revenues. For the years ended December 31, 2007 and December 31, 2006 foreign shipments accounted for approximately 79% and 75%, respectively of our total net product and services revenues. We expect foreign markets to continue to account for a significant percentage of our total net product revenues. A significant portion of our total net product revenues will, therefore, be subject to risks associated with foreign markets, including the following:

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

Although substantially all of our total net product revenues to date have been denominated in U.S. dollars, the value of the U.S. dollar in relation to foreign currencies also may reduce our total net revenues from foreign customers. With the acquisition of our Israeli operations and the expansion of our India Design Center a substantial amount of our costs are denominated in Israeli shekels and the Indian rupee. To the extent that we further expand our international operations or change our pricing practices to denominate prices in foreign currencies, we will expose our margins to increased risks of currency fluctuations.

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

Semiconductor design and process methodologies are subject to rapid technological change and require large expenditures for research and development. We currently manufacture our products using 0.8, 0.5, 0.35, 0.25, 0.18 and 0.13 micron complementary metal oxide semiconductor (“CMOS”) processes and a 1.0 micron bipolar CMOS (“BiCMOS”) process. We continuously evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies. Other companies in the industry have experienced difficulty in transitioning to new manufacturing processes and, consequently, have suffered increased costs, reduced yields or delays in product deliveries. We believe that transitioning our products to smaller geometry process technologies will be important for us to remain competitive. We cannot be certain that we can make such a transition successfully, if at all, without delay or inefficiencies.

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

We have historically agreed to indemnify our customers for certain costs and damages of intellectual property rights in circumstances where one of our products is the factor creating the customer’s infringement exposure. This practice may subject us to significant indemnification claims by our customers. In some instances, our products are designed for use in devices manufactured by our customers that comply with international standards. These international standards are often covered by patent rights held by third parties, which may include our competitors. The costs of obtaining licenses from holders of patent rights essential to such international standards could be high. The cost of not obtaining such licenses could also be high if a holder of such patent rights brings a claim for patent infringement. We are not aware of any claimed violations on our part. However, we cannot assure you that claims for indemnification will not be made or that if made, such claims would not have a material adverse effect on our business, results of operations or financial condition.

We continue to expense our new product process development costs when incurred.

In the past, we have incurred significant new product and process development costs because our policy is to expense these costs, including tooling, fabrication and pre-production expenses, at the time that they are incurred. We may continue to incur these types of expenses in the future. These additional expenses will have a material and adverse effect on our operating results in future periods

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

We are subject to risks arising from our use of subcontractors to assemble our products.

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

During the past five years, we have acquired three privately-held companies, one based in the United States and two in Israel. The integration of the operations of the ASIC Design Services, Inc. (ASIC), acquired in August 2003, Mysticom, acquired in January 2006 and Data JCE, acquired in January 2007, have been completed.

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

From time to time we have made investments in early stage venture-backed, start-up companies that develop technologies that are complementary to our product roadmap. In April 2003, we made an initial investment in Opulan Technologies Corp. (Opulan). Opulan develops high performance and cost-effective IP convergence ASSPs from its development facility in Shanghai, China. We plan to continue to use our cash to make selected investments in these types of companies. Certain companies in which we invested in the past have failed, and we have lost our entire investment in them. These investments involve all the risks normally associated with investments in development stage companies. As such, there can be no assurance that we will receive a favorable return on these or any future venture-backed investments that we may make. Additionally, our original and any future investments may continue to become impaired if these companies do not succeed in the execution of their business plans. Any further impairment or equity losses in these investments could negatively impact our future operating results.

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

Our headquarters are located in a suburban office park in Shelton, Connecticut. We have additional sales offices and design centers located throughout the world. The following is a summary of our material offices and locations for which we have lease commitments:

Location	Business Use	Square Footage	Lease Expiration Dates
Shelton, Connecticut	Corporation Headquarters, Product Development, Operations, Sales, Marketing and Administration	44,563	November 2012

Shelton, Connecticut(1)	Available for Lease	116,373	November 2012—April 2017

Herzeliya, Israel	Product Development, Sales & Service	9,688	Less than 1 Year

Bedford, Massachusetts	Product Development	4,100	September 2010

San Jose, California	Sales & Service	2,535	September 2009

New Delhi, India	Product Development	48,554	January 2015

Refer to Note 12—Commitments and Contingencies of our Consolidated Financial Statements for additional disclosures regarding our commitments under lease obligations. Also, refer to Note 11—Restructuring and Asset Impairment Charges in our Consolidated Financial Statements regarding our restructuring charges during fiscal years 2005 through 2007 as we have recorded charges for future rent payments relating to excess office space.

(1)	Of the space being leased in Shelton, Connecticut, approximately 116,373 square feet is considered excess for which we have taken restructuring charges in 2006, 2005, 2004, 2003, 2002 and 2001. Approximately 115,559 square feet of this space is currently being sublet.

Item 3.	Legal Proceedings

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

We did not submit any matters to a vote of our security-holders during the three months ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Delisting Notice

On January 28, 2008, the Company received notification from the NASDAQ Listing Qualification Department providing notification that, for the last 30 consecutive business days, the bid price of the Company’s common stock has closed below the minimum $1.00 per share required for continued inclusion under NASDAQ Marketplace Rule 4450(a)(5). The Company, in accordance with NASDAQ Marketplace Rule 4450(e)(2), has been provided 180 calendar days, or until July 23, 2008, to regain compliance. To regain compliance, the bid price of the Company’s common stock must close at $1.00 per share or more for a minimum of ten consecutive business days at any time before July 23, 2008.

If the Company does not regain compliance with NASDAQ Marketplace Rule 4450(a)(5) by July 23, 2008, the Company will be notified that its securities will be delisted. At that time, the Company may appeal NASDAQ’s determination to delist its securities to a Listing Qualification Panel. Alternatively, the Company could at that time apply to transfer its securities to The Nasdaq Capital Market if it satisfies the requirements for initial inclusion set forth in NASDAQ Marketplace Rule 4310(c). If that application were approved, the Company would be afforded the remainder of a second 180 calendar day grace period by the NASDAQ Global Market in order to regain compliance while on the Nasdaq Capital Market.

Our common stock is traded under the symbol “TXCC” on the Nasdaq Global Market. The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock.

	High	Low
Year ended December 31, 2007
First Quarter	$1.71	$1.17
Second Quarter	$1.92	$1.45
Third Quarter	$1.82	$1.37
Fourth Quarter	$1.38	$.80
Year ended December 31, 2006
First Quarter	$2.60	$1.68
Second Quarter	$2.84	$1.83
Third Quarter	$2.07	$1.41
Fourth Quarter	$1.71	$1.26

As of February 29, 2008, there were approximately 475 holders of record and approximately 17,233 beneficial shareholders of our common stock.

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

We also have securities authorized for issuance under equity compensation plans. The following table provides information as of December 31, 2007 with respect to shares of our common stock that may be issued under our existing equity compensation plans, including our 1995 Fourth Amended and Restated Stock Plan (the “1995 Plan”), our 2000 Stock Option Plan (the “2000 Plan”), the 1995 Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan”), and the 2005 Employee Stock Purchase Plan (the “Purchase Plan”) as well as the 1995 Stock Plan of Alacrity Communications, Inc. and the 1999 Stock Incentive Plan of Onex Communications Corporation.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities reflected in Column (a))
	(a)		(b)		(c)
Equity Compensation Plans Approved by Stockholders (1)	13,917,465	(3)	$4.56	(3)	5,398,251
Equity Compensation Plans Not Approved by Stockholders (2)	5,599,383		$4.64		2,430,015

Total	19,516,848		$4.58		7,828,266

(1)	Consists of the 1995 Plan, the Non-Employee Director Plan and the Purchase Plan.

(2)	Consists of the 2000 Plan and shares subject to outstanding options granted under equity compensation plans assumed by us in connection with mergers and acquisitions of the companies which originally granted those options. No additional options may be granted under the assumed plans.

(3)	Excludes purchase rights accruing under the Purchase Plan which has a stockholder-approved reserve of 1,000,000 shares. Under the Purchase Plan, each eligible employee is able to purchase up to 1,000 shares of our common stock at semi-annual intervals each year at a purchase price per share equal to 85% of the lower of the fair market value of our common stock on the first or last trading day of a purchase period.

Recent Sales of Unregistered Securities

On January 11, 2007, the Company completed the acquisition of the ASIC Design Center of Data – JCE, an Israel-based publicly held electronics components distribution company. In consideration of this acquisition, the Company issued to Data – JCE 3,746,713 shares of the Company’s common stock, par value $.001. The issuance of this common stock was for the specific purpose of this acquisition and did not involve any public sale of securities. The shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. No commission or other remuneration was paid or given directly or indirectly for these transactions.

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

	Years ended December 31,
	2007	2006	2005	2004	2003
	(Amounts presented in thousands, except per share amounts)
Selected Statements of Operations Data:
Net revenues	$32,565	$38,920	$32,900	$33,687	$23,820
Gross profit	20,171	28,174	23,984	23,347	15,903
Operating loss	(18,800)	(11,136)	(14,662)	(43,049)	(45,739)
Loss before extraordinary loss and cumulative effect of adoption of and change in accounting principle	(19,712)	(10,856)	(23,754)	(44,347)	(37,692)
Extraordinary loss upon consolidation of TeraOp (USA), Inc.	—	—	—	—	(83)
Cumulative effect on prior years adoption of and retroactive application of FIN 46R and new depreciation method	—	—	—	(277)	(805)

Net loss (1)(2)	$(19,712)	$(10,856)	$(23,754)	$(44,624)	$(38,580)

Basic and diluted loss per common share before extraordinary loss and cumulative effect of a change in accounting principle	$(0.15)	$(0.09)	$(0.23)	$(0.47)	$(0.42)
Basic and diluted net loss per common share	$(0.15)	$(0.09)	$(0.23)	$(0.47)	$(0.43)
Shares used in calculation of basic and diluted net loss per common share	132,529	124,801	104,779	94,638	90,406

	December 31,
	2007	2006	2005	2004	2003
Selected Balance Sheet Data:
Cash, cash equivalents and short-term investments	$34,098	$57,723	$72,702	$102,504	$152,051
Total current assets	45,527	68,236	80,822	112,475	161,485
Working capital	36,867	30,323	73,385	76,361	147,845
Long-term investments (marketable securities)	—	—	—	32,178	27,300
Total non-current assets	22,060	14,420	6,004	42,233	44,821
Total assets	67,587	82,656	86,826	154,708	206,306
Convertible Notes due within one year, net of discount	—	28,811	—	24,442	—
Derivative liability	—	980	—	—	—
Total current liabilities	8,660	37,913	7,437	36,114	13,640
4.50% Convertible Notes due 2005	—	—	—	—	24,442
5.45% Convertible Plus Cash Notes due 2007, net of debt discount	—	—	49,102	67,370	75,866
5.45% Convertible Notes due 2010	25,013	—	—	—	—
Derivative liability	—	—	6,040	8,461	20,659
Total non-current liabilities	45,259	20,689	76,180	97,363	143,656
Total stockholders’ equity	13,668	24,054	3,209	21,231	49,010
Book value per share	$0.10	$0.19	$0.03	$0.21	$0.54

(1)	Effective January 1, 2003, we changed the method of depreciating property and equipment to the straight-line method. Depreciation of property and equipment in prior years was computed using the half-year convention method. The effect of the change in depreciation method as of January 1, 2003 was applied retroactively to property and equipment acquisitions of prior years. The cumulative effect of the change with respect to the retroactive application of the straight-line method was an approximately $0.8 million charge (or $0.01 loss per basic and diluted common share) recorded in 2003.

(2)	Effective January 1, 2006, we adopted SFAS No. 123R. As such, the reported net loss for 2007 and 2006 reflects stock-based compensation expense of $2.0 million and $2.4 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of operations. This section provides an analysis of our results of operations for the years ended December 31, 2007, 2006 and 2005. In addition, a brief description is provided of transactions and events that impact the comparability of the results.

Liquidity and capital resources. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements. In this section, we also summarize related party transactions and recent accounting pronouncements not yet adopted by us.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. When used in this report, the words, “intend,” “anticipate,” “believe,” “estimate,” “plan,” “expect” and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of factors, including those set forth under “Item 1A Risk Factors” and elsewhere in this report. You should read this discussion in conjunction with the consolidated financial statements and the notes thereto included in this report.

OVERVIEW

TranSwitch is a Delaware corporation incorporated on April 26, 1988. TranSwitch designs, develops and markets innovative semiconductor solutions that provide core functionality and complete solutions for voice, data and video communications network equipment. As a leading supplier to telecom, datacom, cable television and wireless markets, TranSwitch customers include the major original equipment manufacturers that serve the worldwide public network, the internet, and corporate wide area networks. TranSwitch devices are inherently flexible, many incorporating embedded programmable microcontrollers to rapidly meet customers’ new requirements or evolving network standards by modifying a function via software instruction

In addition to an extensive portfolio of standard integrated circuit products addressing voice, data, wireless and video markets, TranSwitch supplies a number of intellectual property core products for Ethernet and high definition video (HDMI protocol) applications. In 2007, we expanded our offerings to include design services. Our combination of standard products, intellectual property cores and custom design services enables us to serve our customers needs more fully.

Our products and services are compliant with relevant communications network standards. We offer several products that combine multi-protocol capabilities on a single chip, enabling our customers to develop network equipment for triple play (voice, data and video) applications. A key attribute of our products is their inherent flexibility. Many of our products incorporate embedded programmable micro-processors, enabling us to rapidly accommodate new customer requirements or evolving network standards by modifying a function of the device via software instructions.

Our revenues were $32.6 million in 2007 and $38.9 million in 2006 and $32.9 million in 2005.

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

We consider the most critical accounting policies and uses of estimates in our consolidated financial statements to be those relating to:

(1)	recognizing net revenues, cost of revenues and gross profit;

(2)	estimating the derivative liability associated with our 5.45% Convertible Plus Cash Notes due 2007;

(3)	estimating stock-based compensation;

(4)	estimating values for goodwill and long-lived assets;

(5)	estimating excess inventories;

(6)	estimating restructuring liabilities; and

(7)	estimating values of investments in non-publicly traded companies.

These accounting policies, the bases for these estimates and their potential impact to our consolidated financial statements, should any of these estimates change, are further described as follows:

Net Revenues, Cost of Revenues and Gross Profit. Net revenues are primarily comprised of product shipments, principally to domestic and international telecommunications and data communications OEMs and to distributors. Net revenues from product sales are recognized at the time of product shipment when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) title and risk of loss transfers to the customer; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. Agreements with certain distributors provide price protection and return and allowance rights. With respect to recognizing revenues from our distributors: (1) the prices are fixed at the date of shipment from our facilities; (2) payment is not contractually or otherwise excused until the product is resold; (3) we do not have any obligations for future performance relating to the resale of the product; and (4) the amount of future returns, allowances, refunds and costs to be incurred can be reasonably estimated and are accrued at the time of shipment. Service revenues are recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) we have performed a service in accordance with our contractual obligations; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.

At the time of shipment, we record a reduction to revenue (with a related liability) to accrue for future price protection. This liability is established based on historical experience, contractually agreed-to provisions and future shipment forecasts. Such accruals have been insignificant for the last three years.

We also accrue, at the time of shipment, a reduction to revenue (with a related liability) and an inventory asset against product cost of revenues in order to establish a provision for the gross margin related to future returns under our distributor stock rotation program. Such accruals are insignificant to our financial position and results of operations for all periods presented. Should our actual experience differ from our estimated liabilities, there could be adjustments (either favorable or unfavorable) to our net revenues, cost of revenues and gross profits.

We warranty our products for up to one year from the date of shipment. A liability is recorded for estimated claims to be incurred under product warranties and is based primarily on historical experience. Estimated warranty expense is recorded as cost of product revenues when products are shipped. Warranty expense is insignificant to all periods presented. Should future warranty claims differ from our estimated current liability, there could be adjustments (either favorable or unfavorable) to our cost of revenues. Any adjustments to cost of revenues could also impact future gross profits.

Derivative Liability Associated with our 5.45% Convertible Plus Cash Notes due 2007. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), the auto-conversion make-whole provision and the holder’s conversion right (collectively, the features) contained in the terms governing our 5.45% Convertible Plus Cash Notes due 2007 (the “Plus Cash Notes”) were not clearly and closely related to the characteristics of the Plus Cash Notes upon issuance. Accordingly, these features qualified as embedded derivative instruments and, because they do not qualify for any scope exception within SFAS 133, they are required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

During the year ended December 31, 2007, we recorded other income of $1.0 million, all of which related to the holder’s conversion right, to reflect the change in fair value of our derivative liability. During the year ended December 31, 2006, we recorded other income of $5.1 million, all of which related to the holder’s conversion right, to reflect the change in fair value of our derivative liability. During the year ended December 31, 2005, we recorded other income of $2.5 million, of which, $0.1 million and $2.4 million related to the auto-conversion make-whole provision and holder’s conversion right, respectively, to reflect the change in fair value of our derivative liability, which is shown below:

(Tabular dollars in thousands, except per share amounts)	December 31, 2007	December 31, 2006	December 31, 2005
Closing price of our common stock used to value our derivative liability	NA	$1.40	$1.83
Estimated fair value of Auto-Conversion Make Whole Provision	—	—	—
Estimated fair value of Holder’s Conversion Right	—	980	6,040

Total Liability	$—	$980	$6,040

Total change in fair value determined during the years ended December 31, 2007, 2006 and 2005 and recorded as other income	$980	$5,060	$2,495

We adjust the derivative financial instruments to their estimated fair value and analyze the instruments to determine their classification as a liability or equity. As of December 31, 2007, the estimated fair value of our derivative liability was zero as these Plus Cash Notes due 2007 were no longer outstanding. On July 6, 2007 the Company exchanged approximately $21.2 million aggregate principal amount of its outstanding Plus Cash Notes for an equivalent principal amount of a new series of 5.45% Convertible Notes due September 30, 2010 (the “2010 Notes”). The remaining $8.9 million balance of the Plus Cash Notes was redeemed at par value at the end of September, 2007. The auto-conversion make-whole provision of the Plus Cash Notes expired on September 30, 2005, thus there was no value to this provision as of December 31, 2007 and 2006. As of December 31, 2006 and December 31, 2005, the estimated fair value of our derivative liability was $1.0 and $6.0 million, respectively all of which relates to the holder’s conversion right. The estimated fair value of the auto-conversion make-whole provision and holder’s conversion right were determined using the Monte Carlo simulation model and a lattice (trinomial) option-pricing model, respectively, while they were estimates, they are no longer subject to change.

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

Goodwill and Long-Lived Assets. Our goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. We perform impairment reviews using a fair-value method based on management’s judgments and assumptions. The fair value represents the amount at which an entity could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating fair value, the Company uses our common’s stock market price to determine fair value. Quoted market prices are the best evidence of fair value, and the market capitalization based on the Company’s common stock price is apportioned based on revenue to the entity being tested for impairment. The estimated fair value is then compared with the carrying amount of the entity, including goodwill. In the case where an entities’ estimated fair value would be lower than its carrying value, we would perform discounted cash flow analysis on the entity to determine fair value. If after a discounted cash flow analysis the entities estimated fair value is lower than its carrying value, we would retain independent appraisers to perform additional fair value calculations. We are subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by us at October 1, 2007 indicated that the estimated fair value of entities tested exceeded their corresponding carrying amount. As such, there was no impairment. Indefinite lived intangible assets are subject to annual impairment testing, as well. On an annual basis, the fair value of the indefinite lived assets are evaluated by us to determine if an impairment charge is required. We have only nominal amounts of indefinite lived assets.

We review long-lived assets for impairment when events or changes in business circumstances indicate the carrying amount of the assets may not be fully recoverable. If such indicators are present, we perform undiscounted operating cash flow analyses to determine if impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on fair value.

A considerable amount of management judgment and assumptions are required in performing the impairment test. While we believe that our judgments and assumptions were reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required.

Estimated Excess Inventories. We periodically review our inventory levels to determine if inventory is stated at the lower of cost or net realizable value. The telecommunications and data communications industries have experienced a significant downturn during the past few years and, as a result, we have had to evaluate our inventory position based on known backlog of orders, projected sales and marketing forecasts, shipment activity and inventory held at our significant distributors. We recorded charges for excess and obsolete inventories totaling approximately $0.4 million in 2007, zero in 2006 and $0.6 million in 2005. Most of these products have not been disposed of and remain in our inventory.

During 2007, 2006 and 2005, we recorded net product revenues of approximately $3.5 million, $9.1 million and $12.2 million, respectively, on shipments of excess and obsolete inventory that had previously been written down to their estimated net realizable value of zero. This resulted in almost 100% gross margin on these product revenues. Had these products been sold at our historical average cost basis, gross margin would have been 64%, 68% and 69% in 2007, 2006 and 2005 respectively. We currently do not anticipate that a significant amount of the excess and obsolete inventories subject to the write-downs described above will be used in the future based upon our current demand forecast. Should our actual future demand exceed the estimates that we used in writing down our excess and obsolete inventories, we will recognize a favorable impact to cost of revenues and gross profits. Should demand fall below our current expectations, we may record additional inventory write-downs which will result in a negative impact to cost of revenues and gross profits.

Estimated Restructuring Liabilities. During 2007, 2006 and 2005, we recorded restructuring charges and asset impairments totaling $1.5 million, $0.4 million and $2.7 million, respectively, related to employee termination benefits and costs to exit certain facilities, net of sub-lease benefits. At December 31, 2007 and 2006, the restructuring liabilities were $21.1 million and $21.5 million, respectively, on our consolidated balance sheets. Certain assumptions are used by us to derive this estimate, including future maintenance costs, price escalation and sublease income derived from these facilities. Should we negotiate additional sublease rental income agreements or reach a settlement with our lessors to be released from our existing obligations, we could realize a favorable benefit to our results of future operations. Should future lease, maintenance or other costs related to these facilities exceed our estimates, we could incur additional expenses in future periods.

Valuation of Investments in Non-Publicly Traded Companies. Since 1999, we have been making strategic equity investments in non-publicly traded companies that develop technologies that are complementary to our product road map. Depending on our level of ownership and whether or not we have the ability to exercise significant influence, we account for these investments on either the cost or equity method, and review such investments periodically for impairment. The appropriate reductions in carrying values are recorded when, and if, necessary. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, we carefully consider the investee’s cash position, projected cash flows (both short and long-term), financing needs, most recent valuation data, the current investing environment, management / ownership changes, and competition. This evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. Based on our evaluations, we recorded impairment charges related to our investments in non-publicly traded companies of $0.1 million, zero and $1.5 million during 2007, 2006 and 2005, respectively. The total investment in non-public companies was $2.9 million, $3.0 million and $1.0 million as of December 31, 2007, 2006 and 2005, respectively. (For further discussion, please refer to Note 3. Investments in Non-Publicly Traded Companies and Venture Capital Funds in our Consolidated Financial Statements). We used the modified equity method of accounting to determine the impairment loss for certain investments, as it was determined that no better current evidence of the value of our cost method investments existed and we believe that this gives us the best basis for our estimate given the historic negative cash flows of these companies. The modified equity method of accounting results in recording an impairment loss on a cost method investment equal to the investor’s proportionate share of the investee’s losses as its contributed capital is consumed to fund operating losses of the investee from the inception of the investor’s investment.

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

	Years ended December 31,
	2007	2006	2005
Net revenues:
Product revenues	90%	93%	100%
Service revenues	10%	7%	—%

Total net revenues	100%	100%	100%
Cost of revenues:
Product cost of revenues	32%	24%	25%
Provision for excess and obsolete inventories	1%	—	2%
Service cost of revenues	5%	3%	—

Total cost of revenues	38%	27%	27%

Gross profit	62%	73%	73%

Operating expenses:
Research and development	67%	55%	65%
Marketing and sales	32%	30%	29%
General and administrative	17%	16%	15%
Restructuring charge and asset impairment, net	4%	1%	8%

Total operating expenses	120%	102%	117%

Operating loss	(58)%	(29)%	(44)%

Comparison of Fiscal Years 2007 and 2006

Net Revenues. During 2007, we changed our presentation of net revenues by product line. We have four product line categories: 1) Broadband Access; 2) Optical Transport; 3) Carrier Ethernet and 4) Non-Telecommunications. The Broadband Access product line is incorporated into OEM systems that allow telecommunications service providers to transition their legacy voice networks to support next generation services such as voice, data and video. The Optical Transport product line is incorporated into OEM systems that improve the efficiency of fiber optic networks and in the process increase the overall network capacity. The Carrier Ethernet product line allows carriers to provide robust and differentiated services using Ethernet technology in their wide-area networks. The Non-Telecommunications product line consists of non-telecommunications ASIC products. The following tables summarize our net product revenue mix by product line:

	Year ended December 31, 2007		Year ended December 31, 2006
	Product Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues
Optical Transport	$18,055	62%	$28,150	78%
Broadband Access	7,731	26%	5,765	16%
Carrier Ethernet	2,431	8%	1,969	5%
Non-Telecommunications	1,093	4%	275	1%

Total	$29,310	100%	$36,159	100%

Total product sales in 2007 were $29.3 million as compared to $36.1 million in 2006, a decrease of $6.8 million or 19%. The decrease in net product revenue for 2007 compared to 2006 reflects decreased volume of our Optical Transport products of $10.1 million, including decreasing sales of $9.0 million in legacy products (led by DART, L3M and SOT-3) and $1.1 million decreased sales in new products (mainly EtherPHAST 48 Plus). Broadband Access, Carrier Ethernet and Non-Telecommunications product sales increased by $3.2 million in total primarily due to ASIC product sales in our Mysticom and ASIC Design Center businesses.

Service revenues (approximately $3.3 million in 2007 and $2.8 million in 2006) consist of design services performed for third parties on a short-term contract basis and technology licenses.

For 2007 and 2006 international net revenues were approximately 79% and 75%, respectively, of net revenues.

As of December 31, 2007 our backlog was $4.6 million, as compared to $7.0 million as of December 31, 2006. Backlog represents firm orders anticipated to be shipped, and service revenue expected to be billed under existing contracts, during the next 12 months. Our business and, to a large extent, that of the entire communication semiconductor industry, is characterized by short-term order and shipment schedules. Since orders constituting our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty, backlog is not necessarily indicative of future revenues.

Gross Profit. The following table presents the impact to gross profit of the excess and obsolete inventory charges and benefits:

	Year ended December 31, 2007		Year ended December 31, 2006
Gross profit – as reported	$20,171	62%	$28,174	72%
Excess and obsolete inventory charge	443	1%	—	—
Excess and obsolete inventory benefit(1)	(1,164)	(3)%	(2,803)	(7)%

Gross profit – as adjusted	$19,450	60%	$25,371	65%

(1)	Excess and obsolete inventory benefit results from the sale of products that had previously been written down to a cost basis of zero. For the purposes of comparing the change in gross profit on net revenues, we are excluding this benefit and calculating gross profit on these product revenues as if they had been sold at their historical average costs.

The decrease in gross profit for 2007 as compared to 2006 reflects lower overall revenues, a decrease in sales of our newer non-ASIC products, which generally yield a higher margin than our legacy products, and an increase in sales of our lower margin ASIC products.

We anticipate that gross profit will continue to be impacted by fluctuations in the volume and mix of our product shipments as well as material costs, yield and the fixed cost absorption of our production operations.

Research and Development. Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to electronic design automation tools, subcontracting and fabrication costs, depreciation and amortization and facilities expenses. Research and development expenses for 2007 were $21.7 million which increased $0.5 million, or 2% as compared to the prior year. This increase is primarily due to increased fabrication costs associated with new product development.

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

Marketing and Sales. Marketing and sales expenses consist primarily of personnel-related, trade show, travel and facilities expenses. Marketing and sales expenses for 2007 were $10.2 million which decreased $1.3 million, or 11% as compared to the prior year. The decrease is primarily due to lower salary and commission expenses associated with a lower headcount and lower levels of revenue.

General and Administrative. General and administrative (G&A) expenses consist primarily of personnel-related expenses, professional and legal fees, and facilities expenses. G&A expenses were $5.6 million in 2007 a decrease of approximately $0.5 million, or 9% compared to the prior year. The decrease was primarily due to a lower headcount associated with cost cutting measures.

Restructuring Charges. We recorded restructuring charges of $1.4 million and $0.4 million for 2007 and 2006, respectively. Information on restructuring charges and asset impairments for each of the last two years is located in Note 11 of the Notes to Consolidated Financial Statements.

Change in Fair Value of the Derivative Liability. For 2007 and 2006, we recorded other income of approximately $1.0 million and $5.1 million, respectively, to reflect the change in the fair value of the derivative liability associated with the 5.45% Convertible Plus Cash Notes due September 30, 2007 (the “Plus Cash Notes”). (Refer to Note 10 – Convertible Notes of the Notes to Consolidated Financial Statements.)

Loss on Extinguishment of Debt. On July 6, 2007 the Company exchanged approximately $21.2 million aggregate principal amount of its outstanding Plus Cash Notes for an equivalent principal amount of a new series of 5.45% Convertible Notes due September 30, 2010 (the “2010 Notes”). As a result we recognized a $0.4 million extinguishment loss.

Interest Expense net. Interest expense, net decreased approximately $0.5 million to $1.1 million in 2007.

Interest expense decreased from $4.4 million in 2006 to $3.6 million in 2007 due to lower debt balances resulting from the exchanges of the Plus Cash Notes described above.

Interest income decreased slightly from $2.7 million in 2006 to $2.5 million in 2007, due to lower interest earning cash equivalent balances. At December 31, 2007 and 2006, the effective interest rates on our interest-bearing securities were approximately 4.70% and 5.20%, respectively.

Income Tax Expense. Our income tax expense of $0.3 million in 2007 and $0.1 million in 2006 is applicable to the operating results of certain of our foreign subsidiaries. We have incurred significant taxable losses for U.S. federal and state purposes. We have not recognized any income tax benefits on those losses because their realization is uncertain.

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

Research and Development. Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to electronic design automation tools, subcontracting and fabrication costs, depreciation and amortization and facilities expenses. Research and development expenses for 2006 of $21.2 million were essentially flat with the year ended December 31, 2005 expenses of $21.3 million.

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

Marketing and Sales. Marketing and sales expenses consist primarily of personnel-related, trade show, travel and facilities expenses. Marketing and sales expenses for 2006 were $11.5 million which increased $1.9 million, or 20% as compared to the prior year. The increase is primarily due to Mysticom marketing and sales expense of $0.6 million and stock compensation expense of $0.7 million.

We have monitored our known and forecasted sales demand and operating expense run rates closely and, as a result, have taken five restructuring actions since June 2001. We have added resources in those markets, primarily Asia, where we believe customer requirements warrant the additional operating expense. We will continue to closely monitor both our costs and our revenue expectations in future periods and will take actions as market conditions dictate. There can be no assurances that future acquisitions, market conditions or unforeseen events will not cause our expenses to rise or fall in future periods

General and Administrative. General and administrative (G&A) expenses consist primarily of personnel-related expenses, professional and legal fees, and facilities expenses. General and administrative expenses for 2006 were $6.1 million which increased approximately $1.1 million, or 23% compared to the prior year, primarily due to Mysticom G&A expense of $0.6 million and stock compensation expense of $0.7 million.

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

Interest Expense net. Interest expense, net decreased approximately $5.7 million to $1.6 million in 2006.

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

Information on income taxes for each of the last three years is located in Note 7 of the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, we had cash and cash equivalents of approximately $34.1 million compared to $57.7 million as of December 31, 2006. Further, our working capital was $36.7 million compared to $30.3 million last year. Our primary source of liquidity is cash and cash equivalents. We have used cash in our operating activities in each of the last three years, including $12.8 million in 2007 and $6.9 million in 2006. During 2007 we reduced debt from $28.8 million as of December 31, 2006 which was classified as current to $25.0 million as of December 31, 2007 which is classified as long-term. We believe that our existing cash and cash equivalents will be sufficient to fund operating losses and capital expenditures, and provide adequate working capital through at least December 31, 2008. However, there can be no assurance that events in the future will not require us to seek additional capital and, if so required, that capital will be available on terms favorable or acceptable to us, if at all.

To conserve cash and cash equivalents we have implemented cost-cutting measures, including headcount reductions. We intend to continue to assess our cost structure as it relates to our revenue levels and cash position.

If our existing resources and cash generated from operations are insufficient to satisfy liquidity requirements, we may seek to raise additional funds through public or private debt or equity financings. The sale of equity or debt securities could result in additional dilution to our stockholders, could require us to pledge our intellectual property or other assets to secure the financing, or could impose restrictive covenants on us. We cannot be certain that additional financing will be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could harm our business, financial condition and operating results, and/or cause us to sell assets or otherwise restructure our business to remain viable.

Commitments and Significant Contractual Obligations

We have existing commitments to make future interest payments on the 2010 Notes and to redeem these notes in September 2010. Over the remaining life of the outstanding 2010 Notes, we expect to accrue and pay approximately $4.1 million of interest on them.

We have outstanding operating lease commitments of $36.3 million, payable over the next ten years. Some of these commitments are for space that is not being utilized and, for which, we recorded restructuring charges in prior years for excess facilities. We are in the process of trying to sublease additional excess space but it is unlikely that any sublease income generated will offset the entire future commitment. As of December 31, 2007, we have sub-lease agreements totaling $3.8 million in place to rent portions of our excess facilities over the next three years. We currently believe that we can fund these lease commitments in the future. However, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

A summary of our significant future contractual obligations and their payments follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2008	2009 & 2010	2011 & 2012	Thereafter
Interest on convertible notes	$4,090	$1,363	$2,727	$—	$—
Convertible notes	25,013	—	25,013	—	—
Operating lease obligations	36,319	4,941	9,150	8,986	13,242
Purchase obligations	3,042	3,042	—	—	—

	$68,464	$9,346	$36,890	$8,986	$13,242

We also have pledged approximately $0.2 million in available cash and cash equivalents as collateral for stand-by letters of credit that guarantee certain long-term property lease obligations.

Recent Accounting Pronouncements

Newly issued accounting pronouncements that potentially impact our financial statements are disclosed in the Notes to Consolidated Financial Statements of this report.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. We have investments in money market accounts that earn interest income that is a function of the market rates. As a result, we have exposure to changes in interest rates. For example, if interest rates were to decrease by one half percentage point from their current levels, our potential interest income for 2008, assuming a constant cash balance, would decrease by approximately $0.2 million. We do, however, expect our cash balance to decline during 2008 and expect that our interest income will therefore also decrease proportionately.

Foreign Currency Exchange Risk. As substantially all of our net revenues are currently made or denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Although we recognize our revenues in U.S. dollars, we incur expenses in currencies other than U.S. dollars. In 2007, operating expenses incurred in foreign currencies were approximately 33% of our total operating expenses. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in hedging. We do not enter into derivative financial instruments for trading or speculative purposes. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

Fair Market Value of Financial Instruments. As of December 31, 2007, our debt consisted exclusively of convertible notes due September 30, 2010 with interest at a fixed rate of 5.45%. Consequently, we do not have significant cash flow exposure on the interest payments on these notes. However, the Company does have considerable exposure in the requirement to redeem these convertible notes on September 30, 2010. There is no guarantee that the Company will have either enough cash to pay down this debt, or the ability to refinance this debt on terms acceptable to the Company. The fair market value of our outstanding 5.45% Convertible Notes due September 30, 2010 was estimated based on current market conditions at approximately $20.6 million at December 31, 2007. Among other factors, changes in interest rates and the price our common stock affect the fair value of our convertible notes. Refer to critical accounting policies and use of estimates in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information associated with our 2010 Notes.

Changes in Market Risk. There has been no significant change in our market risk since December 31, 2006.

Item 8.	Financial Statements and Supplementary Data

TRANSWITCH CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

TranSwitch Corporation

We have audited the accompanying consolidated balance sheets of TranSwitch Corporation and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2007. Our audit also included the financial statement schedule listed in the Index at Item 8. We have also audited the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). These financial statements and schedule are the responsibility of the Company’s management. Further, the Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on these financial statements and schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Further, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123(R), Share Based Payment. Further, as discussed in Note 7, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, effective January 1, 2007.

/s/ UHY LLP

New Haven, Connecticut
March 12, 2008

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$34,098	$57,723
Accounts receivable, net of allowances of $623 and $473	6,850	5,834
Inventories	3,069	3,257
Prepaid expenses and other current assets	1,510	1,422

Total current assets	45,527	68,236
Property and equipment, net	5,116	5,079
Goodwill	10,075	4,893
Contracts and other intangible assets, net	1,483	—
Investments in non-publicly traded companies	2,898	2,965
Deferred financing costs, net	1,581	257
Other assets	907	1,226

Total assets	$67,587	$82,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,665	$1,230
Accrued expenses and other current liabilities	3,164	3,051
Accrued compensation and benefits	2,207	2,431
Accrued stock rotation and sales allowances	159	112
Accrued interest	341	411
Restructuring liabilities	844	824
Obligation under deferred revenue	280	63
5.45% Convertible Plus Cash Notes due 2007, net of debt discount of $1,343	—	28,811
Derivative liability	—	980

Total current liabilities	8,660	37,913
Restructuring liabilities	20,246	20,689
5.45% Convertible Notes due 2010	25,013	—

Total liabilities	53,919	58,602

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value: authorized - 300,000,000 shares; issued and outstanding -133,098,432 shares at December 31, 2007 and 128,113,218 shares at December 31, 2006	133	128
Additional paid-in capital	354,813	345,946
Accumulated other comprehensive income – currency translation	858	404
Accumulated deficit	(342,136)	(322,424)

Total stockholders’ equity	13,668	24,054

Total liabilities and stockholders’ equity	$67,587	$82,656

See accompanying notes to consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended December 31,
	2007	2006	2005
Net revenues:
Product revenues	$29,310	$36,159	$32,891
Service revenues	3,255	2,761	9

Total net revenues	32,565	38,920	32,900
Cost of revenues:
Cost of product revenues	10,514	9,507	8,343
Provision for excess and obsolete inventories	443	—	573
Cost of service revenues	1,437	1,239	—

Total cost of revenues	12,394	10,746	8,916

Gross profit	20,171	28,174	23,984
Operating expenses:
Research and development	21,703	21,245	21,280
Marketing and sales	10,223	11,523	9,639
General and administrative	5,617	6,139	5,003
Restructuring charges, net	1,428	403	2,724

Total operating expenses	38,971	39,310	38,646

Operating loss	(18,800)	(11,136)	(14,662)
Other (expense) income:
Other income	—	85	—
Impairment of investments in non-publicly traded companies	(109)	—	(1,450)
Change in fair value of derivative liability	980	5,060	2,495
Loss on extinguishment of debt	(351)	(3,124)	(2,528)
Interest:
Interest income	2,457	2,728	2,844
Interest expense	(3,606)	(4,355)	(10,144)

Interest expense, net	(1,149)	(1,627)	(7,300)

Total other (expense) income, net	(629)	394	(8,783)

Loss before income taxes	(19,429)	(10,742)	(23,445)
Income taxes	283	114	309

Net loss	$(19,712)	$(10,856)	$(23,754)

Basic and diluted loss per common share:
Net loss	$(0.15)	$(0.09)	$(0.23)

Basic and diluted average common shares outstanding	132,529	124,801	104,779

See accompanying notes to consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

(dollars in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated earnings (deficit)	Total
	Shares	Amount
Balance at December 31, 2004	103,447,488	$103	$307,876	$1,066	$(287,814)	$21,231
Comprehensive loss:
Net loss					(23,754)	(23,754)
Currency translation adjustment				(1,094)	—	(1,094)

Total comprehensive loss						(24,848)
Stock compensation	—	—	459	—	—	459
Shares of common stock issued under stock option and stock purchase plans	711,320	1	714	—	—	715
Shares of common stock issued upon exchange of 5.45% Convertible Plus Cash Notes due 2007	4,186,534	4	5,648	—	—	5,652

Balance at December 31, 2005	108,345,342	$108	$314,697	$(28)	$(311,568)	$3,209
Comprehensive loss:
Net loss					(10,856)	(10,856)
Currency translation adjustment				432	—	432

Total comprehensive loss						(10,424)
Stock compensation	—	—	2,385	—	—	2,385
Shares of common stock issued in connection with common stock offering	13,766,667	14	18,856	—	—	18,870
Shares of common stock issued in connection with business acquisition	2,621,845	3	4,832	—	—	4,835
Shares of common stock issued under stock option and stock purchase plans	1,879,364	2	2,462	—	—	2,464
Shares of common stock issued upon exchange of 5.45% Convertible Plus Cash Notes due 2007	1,500,000	1	2,714	—	—	2,715

Balance at December 31, 2006	128,113,218	$128	$345,946	$404	$(322,424)	$24,054
Comprehensive loss:
Net loss					(19,712)	(19,712)
Currency translation adjustment				454	—	454

Total comprehensive loss						(19,258)
Stock compensation	85,432	—	1,980	—	—	1,980
Shares of common stock issued in connection with business acquisition	3,746,713	4	5,541	—	—	5,545
Shares of common stock issued under stock option and stock purchase plans	1,153,069	1	1,346	—	—	1,347

Balance at December 31, 2007	133,098,432	$133	$354,813	$858	$(342,136)	$13,668

See accompanying notes to consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2007	2006	2005
Operating activities:
Net loss	$(19,712)	$(10,856)	$(23,754)
Adjustments required to reconcile net loss to net cash flows used by operating activities, net of effects of acquisitions:
Depreciation and amortization	4,527	4,214	4,247
Amortization of debt discount and deferred financing fees	1,536	2,308	5,521
Non-cash charge for the accelerated vesting of employee stock options	—	—	328
Loss on extinguishment of debt	351	3,124	2,528
Provision (benefit) for doubtful accounts	150	27	(181)
Provision for excess and obsolete inventories	443	—	573
Non-cash restructuring charges	58	184	342
Stock-based compensation expense	1,970	2,395	131
Impairment of investments in non-publicly traded companies	109	—	1,450
Change in fair value of derivative liability	(980)	(5,060)	(2,495)
Changes in operating assets and liabilities:
Accounts receivable	(1,166)	(1,838)	1,192
Inventories	146	(682)	(15)
Prepaid expenses and other assets	(118)	585	162
Accounts payable	435	717	(895)
Accrued expenses and other current liabilities	(124)	(1,181)	(2,653)
Obligation under deferred revenue	37	(562)	—
Restructuring liabilities	(423)	(247)	(866)

Net cash used by operating activities	(12,761)	(6,872)	(14,385)

Investing activities:
Capital expenditures	(3,884)	(4,636)	(3,991)
Investments in non-publicly traded companies	(42)	(1,996)	(312)
Acquisition of business, net of cash acquired	(1,650)	(769)	—
Purchases of short and long-term investments in marketable securities	—	(4,921)	(2,732)
Proceeds from sales and maturities of short and long-term investments in marketable securities	—	38,782	86,242

Net cash (used) provided by investing activities	(5,576)	26,460	79,207

Financing activities:
Net proceeds from issuance of common stock	—	18,870	—
Issuance of common stock under employee stock plans	1,346	2,464	715
Payments to extinguish debt	(8,908)	(22,176)	(43,668)
Proceeds from issuance of debt (net of fees)	1,901	—	—

Net cash used by financing activities	(5,661)	(842)	(42,953)

Effect of exchange rate changes on cash and cash equivalents	373	136	(339)

Change in cash and cash equivalents	(23,625)	18,882	21,530
Cash and cash equivalents at beginning of year	57,723	38,841	17,311

Cash and cash equivalents at end of year	$34,098	$57,723	$38,841

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

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates relate to uncollectable accounts receivable, excess or slow-moving or obsolete inventories, impairment of assets, product warranty allowances, depreciation and amortization, income taxes, sales returns allowances, stock rotation allowances and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents. Cash equivalents consist of money market funds and, as of December 31, 2006, commercial paper. The majority of the Company’s cash and cash equivalents balances are maintained with a limited number of major financial institutions. Cash and cash equivalents balances at institutions may, at times, be above the Federal Deposit Insurance Corporation insured limit of $0.1 million per account.

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value. The fair value of the outstanding 5.45% Convertible Notes due 2010 was estimated at approximately $20.6 million as of December 31, 2007 based on current market conditions. The fair value of the outstanding 5.45% Convertible Plus Cash Notes due 2007 was estimated at approximately $30.2 million at December 31, 2006 based on par value.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

The fair value of investments in non-publicly traded companies is not readily determinable.

Inventories

Inventories are carried at the lower of cost (determined on a weighted-average cost basis) or estimated net realizable value.

Product Licenses

All product licenses are fully amortized as of December 31, 2007. Prior thereto product licenses were amortized using the greater of: (1) the amount computed using the ratio of a product’s current gross revenues to the product’s total of current and estimated future gross revenues; or (2) the straight-line method over the estimated useful life of the asset, generally three to five years, not to exceed the term of the license. Amortization of product licenses amounted to $0.2 million and $0.3 million for the years ended December 31, 2006 and 2005, respectively.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Any gain or loss resulting from sale or retirement is included in the consolidated statement of operations. Repairs and maintenance are expensed as incurred while renewals and betterments are capitalized. Costs incurred for assets being constructed or installed but not yet available for service at the balance sheet date are shown as construction in progress.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of the business acquired. The Company reviews goodwill for potential impairment at least annually.

Patents

As of December 31, 2007 and 2006 there were no unamortized patent costs. During 2005 the Company determined that its remaining unamortized patent costs were impaired and recorded an impairment charge of $1.0 million. Prior thereto patents were being amortized on a straight line basis over their estimated economic lives of ten years. Amortization expense for patents was less than $0.1 million for 2005.

Deferred Financing Costs

Deferred financing costs are being amortized using the interest method over the term of the related debt. Accumulated amortization of deferred financing fees was $21.0 million and $20.5 million as of December 31, 2007 and 2006, respectively. Amortization, included in the consolidated statement of operations as a component of interest expense, was $0.5 million, $0.4 million, and $1.0 million for 2007, 2006 and 2005, respectively.

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

Investments in Non-Publicly Traded Companies

The Company has minority investments in certain non-publicly traded companies. Depending on the Company’s level of ownership and whether or not the Company has the ability to exercise significant influence, these investments are accounted for by either the cost or equity method. All such investments as of December 31, 2007 and 2006 are accounted for by the cost method. These investments are reviewed periodically for impairment.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

Revenue Recognition

Net revenues from product sales are recognized at the time of product shipment when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) ownership and risk of loss transfers to the customer; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured.

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

Service revenues are recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) services have been performed in accordance with the contractual obligations; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable.

Cash and cash equivalents are held by high-quality financial institutions, thereby reducing credit risk concentrations. In addition, the Company limits the amount of credit exposure to any one financial institution.

At December 31, 2007, approximately 44% of accounts receivable were due from five customers. The majority of the Company’s sales are to customers in the telecommunications and data communications industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company establishes an allowance for potentially uncollectable accounts based upon factors surrounding the credit risk of specific customers, historical payment trends and other information.

Product Warranties

The Company provides warranties on its products for up to one year from the date of shipment. A liability is recorded for estimated costs to be incurred under product warranties, which is based on various inputs including historical experience. Estimated warranty expense is recorded as cost of revenues as products are shipped. Product warranty costs are nominal for all periods presented.

Research and Development Costs

Research and development costs are expensed as incurred.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

Income Taxes

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided to the extent that it is more likely than not that the Company will not be able to utilize deferred income tax assets in the future.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted FASB Statement No. 123 (revised), “Share-Based Payment” (“SFAS 123R”) using the modified prospective approach. Among its provisions, SFAS 123R requires companies to record compensation expense for share-based awards issued to employees and directors, including employee stock options related to the Company’s stock option plans and employee stock purchases related to the 2005 Employee Stock Purchase Plan, in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods.

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

As of December 31, 2007, the unrecognized stock-based compensation cost related to non-vested option awards was $1.0 million. Such amount will be recognized in operations over a weighted average period of 0.7 years.

Stock compensation charged to operations was $2.0 million in 2007, $2.4 million in 2006 and $0.5 million in 2005.

Prior to adopting SFAS 123R, the Company accounted for share-based payment awards using the intrinsic value method of APB 25 and related interpretations. As such, the Company did not record compensation expense for employee share options, unless the awards were modified. The following table illustrates the effect on reported net loss and loss per share, as if the Company accounted for all share-based payment awards using the fair value method of SFAS 123R (in thousands, except per share data) for 2005:

Net loss:
As reported	$(23,754)
Stock-based compensation expense determined under fair value based method for all awards	$(2,922)

Pro forma	$(26,676)
Basic and diluted loss per common share:
As reported	$(0.23)
Pro forma	$(0.25)

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

Loss Per Common Share

The basic and diluted loss per common share amount is based upon the weighted average common shares outstanding during the periods. All “in-the-money” stock options and shares issuable upon the conversion of the 5.45% Convertible Notes due 2010 were anti-dilutive.

Foreign Currency Translation

Substantially all foreign subsidiaries use their local currency as their functional currency. Therefore, assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average exchange rates during the year. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss). Translation gains and losses related to monetary assets and liabilities denominated in a currency different from a subsidiary’s functional currency are included in the consolidated statements of operations.

Derivatives and Hedging Activities

Fluctuating foreign exchange rates may significantly impact the Company’s operating results and cash flows. The Company periodically hedges forecasted foreign currency transactions related to certain operating expenses. All derivatives are recorded in the balance sheet at fair value. For a derivative designated as a fair value hedge, the effective portion of changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in operations. For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of cash flow hedges are recorded in other comprehensive income. If the derivative used in an economic hedging activity is not designated in an accounting hedging relationship or if it becomes ineffective, changes in the fair value of the derivative are recognized in operations. During 2007, the effect of hedging activity was not material.

Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. In the case where it is determined that a new accounting pronouncement effects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to it’s financial reporting, and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. New pronouncements assessed by the Company are discussed below:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. This statement simplifies and codifies fair value related guidance previously issued and is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that SFAS 157 will significantly effect its financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which requires assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are limited to, accounts receivable, accounts payable, and issued debt. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect of adopting SFAS 159 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 141(R) in the first quarter of 2009 and apply its provisions to any acquisition after the adoption date.

Note 2. Acquisitions

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

Under the earn-out provisions of the ASIC Design Center acquisition agreement, the Company may have been required to pay up to an additional $14.5 million in the form of TranSwitch common stock or cash, at its option, if the ASIC Design Center achieved stipulated revenue and operating profit for 2007. Such targets were not achieved.

The results of operations of the ASIC Design Center have been included in the Company’s consolidated financial results from January 11, 2007. All significant inter-company balances and transactions have been eliminated. The acquisition was accounted for by the purchase method of accounting.

The Company has allocated the cost to acquire the ASIC Design Center to its identifiable tangible and intangible assets and liabilities, with the remaining amount classified as goodwill. None of the amount allocated to goodwill is expected to be deductible for income tax reporting purposes. The total purchase price of the ASIC Design Center has been allocated in the Company’s consolidated financial statements as follows:

Inventory	$400
Equipment	36
Contracts (1)	1,756
Obligation under deferred revenue (2)	(180)
Goodwill	5,183

Total purchase price	$7,195

(1)	The valuation of existing contracts of the ASIC Design Center was determined based on their estimated fair value at the acquisition date. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique used to value such contracts. The value assigned to the ASIC contracts is generally being amortized ratably over five years, which represents the estimated contract average remaining useful life. Amortization expenses of $0.4 million were recognized during the year ended December 31, 2007.

(2)	In connection with the purchase price allocation, the Company has estimated the fair value of the ASIC Design Center’s existing consulting and maintenance obligation related to deferred revenues. The estimated fair value of this obligation was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates the amount the Company would be required to pay a third party to assume the support obligations. As of December 31, 2007, the remaining obligation under deferred revenue was $0.2 million.

Unaudited pro forma results for 2006 assuming the ASIC Design Center was acquired as of January 1, 2006 follows: Net revenues of $43.7 million; net loss of $(10.4) million, and basic and diluted loss per common share of $(.08). Unaudited pro forma results for 2007 approximate the reported results included in the consolidated financial statements.

On January 30, 2006, the Company completed its acquisition of Mysticom Ltd. (“Mysticom”), an Israel-based, privately-held developer of high-performance, low-power, multi-Gigabit Ethernet transceivers for the communications industry. The

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

acquisition of Mysticom allows TranSwitch to integrate high-speed SerDes and PHY capabilities in the Company’s next generation of products as the market for 10-Gbps ports on telecommunications and data communications equipment grows.

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

Cash	$271
Accounts receivable	239
Inventory	201
Prepaid and other assets	606
Property and equipment	369
Intellectual property (1)	894
Goodwill	4,893
Obligation under deferred revenue (2)	(625)
Accounts payable and accrued liabilities	(1,409)

Total purchase price	$5,439

(1)	The valuation of the purchased intellectual property ($0.9 million) was determined based on its estimated fair value at the acquisition date. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the purchased intellectual property. The purchased intellectual property is primarily being amortized ratably, based upon the recognition of the associated license revenue. Amortization expense of $0.5 million and $0.3 million was recognized during 2006 and 2007.

(2)	In connection with the preliminary purchase price allocation, the Company has estimated the fair value of Mysticom’s existing consulting and maintenance obligations related to deferred revenues. The estimated fair value of these obligations was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates the amount that the Company would be required to pay a third party to assume the support obligations. As of December 31, 2007, the remaining obligation under deferred revenue was zero.

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

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

Note 3. Investments in Non-Publicly Traded Companies and Venture Capital Funds

As of December 31, 2004, the Company owned convertible preferred stock of Opulan Technologies Corp. (Opulan), and Metanoia Technologies, Inc. (Metanoia). In addition, the Company had a 3% limited partnership interest in Neurone Ventures II L.P (Neurone), part of a venture capital fund organized as a limited partnership. The cost and carrying amount of these investments was $2.1 million. During 2005, the Company made additional investments in these companies of $0.3 million.

During 2005, the Company made the decision to no longer provide funding to Metanoia and determined that its investment was impaired. As a result, the Company recorded an impairment charge related to Metanoia of approximately $1.5 million.

As of December 31, 2005, the Company’s cost method investments were approximately $1.0 million, consisting of convertible preferred stock of Opulan of $0.7 million and a 3% limited partnership interest in Neurone II of $0.3 million.

During 2006, the Company made additional investments of approximately $2.0 million substantially all of which was invested in Opulan.

As of December 31, 2006, the Company’s cost method investments were approximately $3.0 million, consisting of convertible preferred stock of Opulan of $2.7 million and a 3% limited partnership interest in Neurone II of $0.3 million.

During 2007, the Company made additional investments of less than $0.1 million and recognized an impairment of $0.1 million on its investment in Neurone II.

The financial condition of these companies is subject to significant changes resulting from their operating performance and their ability to obtain financing. As such, the Company continually evaluates its investments in these companies for impairment. In making this judgment, the Company considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, most recent valuation data, the current investing environment, management/ownership changes, and competition. This evaluation process is based on information that the Company requests from these privately held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. During 2005, the Company used the modified equity method of accounting to determine the impairment loss for its investments in non-publicly traded companies, as the Company determined that no better current evidence of the value of its cost method investments existed and it believed that this measurement process gave the Company the best basis for an estimate given the negative cash flows. The modified equity method of accounting resulted in recording an impairment loss on a cost method investment equal to the investor’s proportionate share of the investee’s losses as its contributed capital is consumed to fund operating losses of the investee from the inception of the investor’s investment.

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

Based upon its evaluations, the Company recorded impairment charges as referred to above relate to investments in non-publicly traded companies of $1.5 million in 2005.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

Note 4. Inventories

The components of inventories follow:

	December 31,
	2007	2006
Raw material	$401	$580
Work-in-process	992	807
Finished goods	1,676	1,870

Total inventories	$3,069	$3,257

The Company recorded charges for excess and obsolete inventories totaling approximately $0.4 and $0.6 million during 2007 and 2005, respectively. The effect of these inventory provisions was to write inventory down to a new cost basis of zero. During 2007, 2006 and 2005, the Company sold certain products that had previously been written down to a cost basis of zero. The following table presents the impact on gross profit of excess and obsolete inventory charges and benefits:

	Year Ended December 31, 2007			Year Ended December 31, 2006		Year Ended December 31, 2005
	Gross Profit $	Gross Profit %		Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %
Gross Profit—as reported	$20,171	62%		$28,174	72%	$23,984	73%
Excess and obsolete inventory charge	443	1%		—	—	573	2%
Excess and obsolete inventory benefit	(1,164)	(3	) %	(2,803)	(7)%	(3,394)	(11)%

Gross profit—as adjusted	$19,450	60%		$25,371	65%	$21,163	64%

Note 5. Property and Equipment, Net

The components of property and equipment follow:

	Estimated Useful Lives		December 31,
			2007	2006
Purchased computer software	1-3 years		$29,220	$27,242
Computers and equipment	3-7 years		13,102	12,746
Furniture	3-7 years		2,761	2,601
Leasehold improvements	Lease term	*	1,039	954
Construction in-progress (software and equipment)			2,300	2,333

Gross property and equipment			$48,422	$45,876
Accumulated depreciation and amortization			(43,306)	(40,797)

Property and equipment, net			$5,116	$5,079

*	Estimated useful life of improvement if shorter.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

Depreciation expense was $3.9 million, $3.5 million, and $3.9 million, for the 2007, 2006 and 2005, respectively.

Note 6. Segment Information and Major Customers

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

Enterprise-wide Information

Enterprise-wide information provided on geographic net revenues is based on the customer’s ordering location. Long-lived asset information is based on the physical location of the assets. The following tables present net revenues and long-lived assets information for geographic areas:

	Years Ended December 31,
	2007	2006	2005
Net revenues:
China	$7,468	$8,630	$7,832
United States	6,943	9,674	5,136
Israel	5,193	2,670	2,995
Germany	4,055	3,610	2,767
Korea	1,773	1,960	996
India	1,342	1,409	1,782
Singapore	838	1,207	239
Malaysia	638	700	1,134
Mexico	408	734	1,105
Sweden	268	1,958	1,489
Belgium	168	728	1,325
Canada	49	170	1,311
United Kingdom	—	1,401	2,005
Other countries	3,422	4,069	2,784

Total	$32,565	$38,920	$32,900

	Years Ended December 31,
	2007	2006	2005
Long-lived assets:
United States	$3,955	$4,086	$3,328
Other countries (includes ASIC goodwill in 2007)	13,628	7,111	614

Total	$17,583	$11,197	$3,942

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

Information about Major Customers

The Company ships its products to distributors and directly to end customers. The following table sets forth the percentage of net revenues attributable to the Company’s significant customers:

	Years ended December 31,
	2007	2006	2005
Significant Customers:
Alcatel-Lucent	17%	11%	*
Nokia Siemens	16%	11%	17%
Nortel	*	*	11%

*	Revenues were less than 10% of the Company’s net revenues in these years.

Note 7. Income Taxes

The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007. FIN 48 clarifies and sets forth consistent rules for accounting for uncertain income tax positions in accordance with FAS 109 Accounting for Income Taxes. There was no cumulative effect of applying the provisions of this interpretation upon adoption due to the net operating loss and valuation allowance positions of the Company. Changes in unrecognized tax benefits follow:

Balance at January 1, 2007	$5,356
Increases related to current year tax positions	747

Balance at December 31, 2007	$6,103

Due to the Company’s net operating loss position in the U.S., any subsequent recognition of these tax benefits would not likely change the Company’s effective tax rate. The Company does not reasonably expect any significant changes in the amount of unrecognized tax benefits to occur within the next year.

Historically the Company has not accrued or paid significant interest and penalties for underpayments of income taxes due to its net operating loss position. Interest and penalties related to underpayment of income taxes would be classified as a component of income tax expense in the consolidated statement of operations. No interest and penalties for underpayments of income taxes were required to be accrued through December 31, 2007.

The Company files income tax returns in the U.S. and several foreign countries and has not extended the statute of limitations to assess additional taxes for any of these jurisdictions. The Company has effectively settled U.S. Federal tax positions taken through 2002 in accordance with FSP FIN 48-1. However, the Company is subject to adjustment in each of these periods, to the extent of its net operating loss carry forwards. The open tax years for foreign jurisdictions are 2002 through 2007 and 1997 through 2007 for U.S. state and local jurisdictions.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

The components of the loss before income taxes follow:

	Years Ended December 31,
	2007	2006	2005
U.S. loss	$(19,874)	$(10,389)	$(23,034)
Foreign income (loss)	445	(353)	(411)

Loss before income taxes	$(19,429)	$(10,742)	$(23,445)

The provision for income taxes consists exclusively of current foreign income taxes.

A reconciliation of the U.S. federal statutory rate to the effective income tax rate follows:

	Years Ended December 31,
	2007	2006	2005
U.S. federal statutory tax rate	(35.0)%	(35.0)%	(35.0)%
State taxes	0.6	12.6	(5.6)
Disallowed interest deduction	3.6	6.9	6.2
Change in valuation allowance	27.4	13.7	34.9
Permanent differences, tax credits and other adjustments	4.7	2.9	0.8

Effective income tax rate	1.3%	1.1%	1.3%

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

The tax effects of temporary differences that give rise to deferred income taxes follow:

	2007	2006
Deferred income tax assets:
Property and equipment	$526	$645
Other nondeductible accruals	249	676
Restructuring accrual	7,894	8,057
Capitalized research and development for tax purposes	15,082	15,546
Investment impairment	50	60
Net operating loss carry-forwards	81,320	75,791
Capital losses	15,307	15,138
Research and development and other credits	11,556	11,207
Debt discount	—	8,215
Inventories	14,311	14,462
Stock compensation	1,618	897
Other	1,424	1,546

Total gross deferred income tax assets	149,337	152,240
Valuation allowance	(148,250)	(142,791)

Net deferred income tax assets	1,087	9,449

Deferred income tax liabilities:
Derivative liability	—	(8,351)
Other	(1,087)	(1,098)

Net deferred income tax liabilities	(1,087)	(9,449)

Net deferred income taxes	$—	$—

The Company continually evaluates its deferred income tax assets to determine whether it is more likely than not that such assets will be realized. In assessing the realizability, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Based on this assessment, management believes that significant uncertainty exists concerning the recoverability of the deferred income tax assets. As such, a valuation allowance has been provided for deferred income tax assets as of December 31, 2007 and 2006. Of the $148.2 million valuation allowance at December 31, 2007, subsequently recognized income tax benefits, if any, in the amount of $4.6 million will be applied directly to additional paid-in capital.

At December 31, 2007, the Company had available, for federal income tax purposes, net operating loss (“NOL”) carry-forwards of approximately $236.6 million, capital loss carry-forwards of approximately $40.9 million and research and development tax credit carry-forwards of approximately $11.6 million expiring in varying amounts from 2007 through 2026. For state income tax purposes, the Company had available NOL carry-forwards of approximately $98.3 million and capital loss carry-forwards of $41.0 million and state tax credit carry-forwards of $7.4 million expiring in varying amounts from 2007 to 2025.

Certain transactions involving the Company’s beneficial ownership have occurred in prior years, which resulted in a stock ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, approximately $21.9 million of the NOL carry-forwards and $1.4 million of research and development tax credit carry-forwards are subject to these limitations. The Company has not yet determined if any of the NOL and credits generated through 2007 will be subject to limitation under Section 382.

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

Note 9. Employee Benefit Plans

Employee Stock Purchase Plans

Under the Company’s employee stock purchase plans, eligible employees may purchase a limited number of shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is less. Under the 1995 Employee Stock Purchase Plan (the 1995 ESPP), shares issued for 2005 were 48,295. The 1995 ESPP was closed effective December 31, 2004. On May 19, 2005 the Company’s shareholders approved the 2005 Employee Stock Purchase Plan (the 2005 ESPP). Under the 2005 ESPP, the Company is authorized to issue 1,000,000 shares of common stock. In 2007 and 2006, 101,844 and 89,077 shares were issued under the 2005 ESPP, respectively.

Stock Option Plans

As of December 31, 2007, the Company has two stock options plans: the 1995 Stock Plan, as amended (the “1995 Plan”) and the 2000 Stock Option Plan, as amended (the “2000 Plan”). The 1995 Non-Employee Director Stock Option Plan, as amended (the “Director Plan”) expired during 2005.

Under the 1995 Plan, 31,400,000 shares of the Company’s common stock are available to grant to employees in the form of incentive stock options. Also, non-qualified stock options and stock awards may be granted to employees, consultants and directors. The terms of the options granted are subject to the provisions of the 1995 Plan, as determined by the Compensation Committee of the Board of Directors. The exercise price of options under the 1995 Plan must be equal to the fair market value of the common stock on the date of grant. Options granted under the 1995 Plan are generally nontransferable. The 1995 Plan, as amended, expires March 15, 2010. As of December 31, 2007, 4,589,172 shares were available for grant under the 1995 Plan.

The 2000 Plan provides for the granting of non-qualified options to employees and consultants to purchase up to an aggregate of 10,000,000 shares of common stock. No member of the Board of Directors or executive officers appointed by the Board of Directors is eligible for grants of options under the 2000 Plan. The terms of the options granted are subject to the provisions of the 2000 Plan, as determined by the Compensation Committee of the Board of Directors. Each non-qualified stock option shall either be fully exercisable on the date of grant or shall become exercisable thereafter in such installments as the Board of Directors may specify. The 2000 Plan will terminate in 2010. No option granted under the 2000 Plan may be exercised after the expiration of seven years from the date of grant. The exercise price of options under the 2000 Plan must be equal to the fair market value of the common stock on the date of grant. Options granted under the 2000 Plan are generally nontransferable. As of December 31, 2007, 2,430,015 shares were available for grant under the 2000 Plan.

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

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

Information regarding stock options follows:

	Number of options outstanding	Weighted average exercise price per share
Outstanding at December 31, 2004	25,493,450	$9.49
Granted and assumed	3,778,100	1.52
Exercised	(711,320)	1.01
Canceled, forfeited or expired	(3,119,136)	13.84

Outstanding at December 31, 2005	25,441,094	8.09
Granted and assumed	2,814,959	1.80
Exercised	(1,790,287)	1.30
Canceled, forfeited or expired	(2,215,577)	10.09

Outstanding at December 31, 2006	24,250,189	7.69
Granted and assumed	1,954,243	1.49
Exercised	(1,051,225)	1.17
Canceled, forfeited or expired	(5,636,359)	17.49

Outstanding at December 31, 2007	19,516,848	$4.58

The Company has, in connection with the acquisitions of various companies, assumed the stock option plans of each acquired company. The related options are included in the preceding table.

Options outstanding and exercisable at December 31, 2007 follow:

		Options Outstanding		Options Exercisable
Range of Exercise prices	Number outstanding	Weighted Average Remaining Contractual Life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.28 to 1.12	2,016,294	2.93	$0.90	1,806,859	$0.89
1.13 to 1.50	2,445,557	4.01	1.40	2,113,063	1.40
1.52 to 1.65	3,426,377	4.84	1.59	2,303,197	1.58
1.66 to 2.47	3,852,666	4.01	1.98	3,406,498	2.00
2.50 to 3.39	2,110,770	1.18	3.14	2,109,989	3.14
3.56 to 8.54	2,283,873	1.02	4.83	2,283,248	4.83
8.66 to 10.75	2,412,876	0.92	9.67	2,412,876	9.67
11.04 to 30.94	805,436	0.05	29.86	805,436	29.86
32.48 to 51.25	162,999	0.10	37.35	162,999	37.35

$0.28 to 51.25	19,516,848	2.81	$4.58	17,404,165	$4.95

Stock options generally expire five, seven or ten years from the date of grant and generally vest ratably over periods ranging from immediately to four years.

As of December 31, 2007 both the fair value of options outstanding and the fair value of options exercisable were less than the exercise price.

Stock compensation charged to operations was $2.0 million in 2007, $2.4 million in 2006 and $0.5 million in 2005. Further, no compensation cost was capitalized as part of inventory, and no income tax benefit was recognized in those years. Lastly, no equity awards were settled in cash.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

Stock-Based Compensation Fair Value Disclosures

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006	2005
Risk-free interest rate	4.62%	4.83%	4.01%
Expected life in years	3.38	3.46	2.23
Expected volatility	91.98%	94.52%	97.22%
Expected dividend yield	—	—	—

The weighted average fair value of stock options granted, calculated using the Black-Scholes option-pricing model, is $0.93, $1.15 and $0.81 for 2007, 2006 and 2005, respectively. The total intrinsic value of the options exercised was $0.5 million, $1.2 million, and $0.4 million for 2007, 2006 and 2005, respectively.

The Company recognized compensation expense related to stock options granted to non-employees of $0.1 million in 2007 less than $0.1 million in 2006 and $0.1 million in 2005.

In December 2005, the Company’s Board of Directors approved the acceleration of the vesting of certain stock options held by current non-officer employees with two or more years of employment with the Company. As a result, stock options to purchase approximately 1.5 million shares that would have vested from time to time to December 2009 became immediately exercisable. As such, the Company recorded compensation expense of approximately $0.3 million in the fourth quarter of 2005. The accelerated vesting reduces the amount of compensation expense that the Company would have otherwise been required to recognize in 2006 and later upon the adoption effective January 1, 2006 of SFAS 123R. The reduction in compensation expense for 2006 was approximately $0.5 million.

Employee 401(k) Plan

The TranSwitch Corporation 401(k) Retirement Plan (the “Plan”) provides tax-deferred salary deductions for eligible employees. Employees may contribute an annual maximum amount as set periodically by the Internal Revenue Service. The Company provides matching contributions equal to 50% of the employees’ contributions, up to a maximum of 6% of the employee’s annual compensation. Company contributions begin vesting after two years and are fully vested after three years. Contribution expense related to the Plan was $0.2 million, $0.3 million and $0.3 million for 2007, 2006 and 2005, respectively.

Note 10. Convertible Notes

4.50% Convertible Notes Due 2005

The outstanding balance of the 4.50% Convertible Notes Due 2005 of $24.4 million as of December 31, 2004 was paid at maturity in September 2005. Also in 2005, the Company issued an aggregate of 4,186,534 shares of the Company’s common stock plus approximately $19.2 million cash in exchange for $25.7 million in aggregate original principal amount of 5.45% Convertible Plus Cash NotesSM due September 30, 2007 (the “Plus Cash Notes”) and accrued interest. In 2006, the Company issued an aggregate of 1,500,000 shares of the Company’s common stock plus approximately $22.2 million cash in exchange for $24.6 million aggregate original principal amount of Plus Cash Notes and accrued interest. As a result of these exchanges, the Company recorded an extinguishment loss of approximately $3.1 million in 2006 and $2.5 million in 2005, including non-cash write-offs of unamortized debt discount and deferred debt issuance costs.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

5.45% Convertible Plus Cash Notes due 2007 and 5.45% Convertible Notes due 2010

On July 6, 2007 the Company exchanged approximately $21.2 million aggregate principal amount of its outstanding Plus Cash Notes for an equivalent principal amount of a new series of 5.45% Convertible Notes due September 30, 2010 (the “2010 Notes”). The remaining $8.9 million balance of the 2007 Plus Cash Notes were redeemed at par value for cash at the end of September, 2007. In connection with the exchange the Company recorded an extinguishment loss of approximately $0.4 million, including a non-cash write-off of unamortized debt discount and deferred debt issuance costs.

Also on July 6, 2007 the Company issued for an equal amount of cash an additional $3.8 million aggregate principal amount of 2010 Notes. At December 31, 2007, the Company had $25.0 million of the 2010 Notes outstanding.

The 2010 Notes are redeemable at par value by the Company at any time after July 6, 2009, provided that the closing price per share of the Company’s common stock as reported on the Nasdaq Global Market exceeds 150% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days, and the Company provides notice of redemption to the holders of the 2010 Notes.

Upon the occurrence of a change of control, as defined, each of the holders of the 2010 Notes has the right to require the Company to repurchase all or a portion of such holder’s 2010 Notes at a purchase price equal to 100% of the principal amount plus interest, accrued and unpaid to the date of such repurchase. Also, prior to July 6, 2010, if the 2010 Notes are converted in connection with a change of control, where 10% or more of the consideration paid for the Company’s common stock consists of cash or securities that are not traded or scheduled to be traded on a United States national securities exchange, then in addition to the shares of the Company’s common stock that such holder would be entitled to receive upon such conversion, the Company is required to pay a make-whole payment in cash to such holder.

Upon the occurrence of certain events of default, the trustee or the holders of at least 25% in principal amount of the then-outstanding 2010 Notes may declare the principal of, and accrued but unpaid interest on the 2010 Notes immediately due and payable. Certain such events of default include failure to make payments of principal, failure to make payments of interest, failure to comply with certain covenants and agreements, failure to file certain periodic reports, and certain events of bankruptcy or insolvency. The Indenture governing the terms of the 2010 Notes also contains certain covenants that limit, among other things, the Company’s ability to incur additional debt.

Initially, each $1,000 principal amount of the 2010 Notes is convertible into 472 common shares or $2.118 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of certain events, including, the issuance of a common stock or cash dividend or distribution of securities, cash or assets, certain subdivisions and combinations of the Company’s common stock, where the fair market value of a tender or exchange offer exceeds certain amounts, or if the Company’s September 30, 2008 trailing twelve month net income is less than $0.00. The Company may increase the conversion rate by any amount for any period of time if the period is at least twenty (20) days and the Board of Directors has made the determination that such increase would be in the Company’s best interest. Under no circumstances, may the conversion rate be adjusted to less than $1.83.

Note 11. Restructuring and Asset Impairment Charges

During 2007 the Company recorded restructuring charges of approximately $1.5 million related to workforce reductions.

During 2006 the Company recorded restructuring charges of approximately $0.4 million including $0.2 million of additional costs for changes in estimates for restructuring actions taken at the Company’s European design centers in 2004 and 2005, and $0.2 million for changes in estimates relating to subleases at the Company’s facilities in Shelton, Connecticut.

In 2005, the Company implemented an organizational restructuring that included the elimination of 26 positions, primarily in the Company’s Shelton, Connecticut and Boston, Massachusetts locations. As a result, the Company recorded restructuring charges of approximately $0.7 million related to employee termination benefits, $0.2 million related to asset impairments and $0.1 million related to excess facility costs, for a total restructuring charge of approximately $1.0 million.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

Also in 2005, the Company implemented a plan to disengage from TranSwitch S.A. (formerly, ADV Engineering S.A.), a wholly owned research and development subsidiary in France. This action resulted in the dismissal of 20 employees. As a result of this action, the Company incurred restructuring charges of approximately $1.2 million related to employee termination benefits and $0.3 million related to legal and other transaction costs. These charges were offset by translation and other gains of $0.6 million, for a net restructuring charge of approximately $0.9 million.

Moreover, in 2005, the Company conducted a review of certain patent assets that were acquired with the Company’s acquisition of Onex Communications Corporation (Onex) in 2001. The impairment review was conducted because the Company determined that it no longer had significant sales expectations for the products related to these patents. As such, the Company determined that these patent assets were impaired and recorded an impairment charge of $1.0 million which is included with other restructuring charges.

Lastly, in 2005, the Company recorded net restructuring charges of approximately $0.2 million related to an organizational restructuring of its Swiss design center. This action resulted in the dismissal of 4 employees.

The restructuring charges discussed above for 2005 were reduced by benefits of $0.4 million reflecting the Company’s new agreements to sub-lease certain portions of excess facilities.

A summary of the restructuring liabilities and activity follows:

	2007 Activity
	Restructuring Liabilities December 31, 2006	Restructuring Charges	Cash Payments	Non-cash asset write-offs	Adjustments and Changes to Estimates	Restructuring Liabilities December 31, 2007
Employee Termination Benefits	$—	$1,482	$(1,193)	$—	$(54)	$235
Facility lease costs	21,370	—	(600)	—	(39)	20,731
Other	143	—	—	(58)	39	124

Totals	$21,513	$1,482	$(1,793)	$(58)	$(54)	$21,090

	2006 Activity
	Restructuring Liabilities December 31, 2005	Restructuring Charges	Cash Payments	Non-cash asset write-offs	Adjustments and Changes to Estimates	Restructuring Liabilities December 31, 2006
Facility lease costs	$21,745	$—	$(375)	$—	$—	$21,370
Other	14	221	(37)	(237)	182	143

Totals	$21,759	$221	$(412)	$(237)	$182	$21,513

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

Note 12. Commitments and Contingencies

Lease Agreements

The Company leases buildings and equipment at its headquarters in Shelton, Connecticut as well as at its subsidiaries’ locations worldwide. Rental expense under all operating lease agreements was $1.7 million in 2007, $1.7 million in 2006 and $1.3 million in 2005.

The following table summarizes as of December 31, 2007 future minimum operating lease commitments, including contractually obligated building operating commitments that have remaining, non-cancelable lease terms in excess of one year and future sublease income:

	Operating Commitments	Sublease Agreements	Net Commitments
2008	$4,941	$2,522	$2,419
2009	4,659	1,191	3,468
2010	4,491	69	4,422
2011	4,417	—	4,417
2012	4,569	—	4,569
Thereafter	13,242	—	13,242

	$36,319	$3,782	$32,537

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

Purchase Commitments

In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. As of December 31, 2007, the Company had purchase commitments totaling $3.0 million.

Note 13. Supplemental Cash Flow Information

Supplemental cash flow information follows:

	Years Ended December 31,
	2007	2006	2005
Cash paid for interest	$1,705	$2,136	$5,616
Cash paid for income taxes	$373	$322	$290

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Tabular dollars in thousands, except share and per share amounts)

Non-cash investing and financing activities include:

Common stock issued in acquisitions	$5,541	$4,832	$—
Common stock issued upon conversion of Plus Cash Notes	$—	$2,714	$5,652

Note 14. Issuance of Common Stock

In connection with the ASIC Design Center acquisition in 2007 the Company issued 3,746,713 shares of its common stock with an approximate fair value of $5.5 million.

In connection with the Mysticom acquisition in 2006 the Company issued 2,261,845 shares of its common stock with an approximate fair value of $4.8 million. Of the shares issued, 243,600 of them were used to settle assumed liabilities under retention agreements with certain Mysticom employees. Also in 2006, the Company completed an offering of shares of common stock that resulted in the sale of 13,766,667 shares, with proceeds to the Company, after placement agency fees and expenses, of $18.9 million.

Note 15. Subsequent Events

On January 28, 2008, the Company received notification from the NASDAQ Listing Qualification Department providing notification that, for the last 30 consecutive business days, the bid price of the Company’s common stock has closed below the minimum $1.00 per share required for continued inclusion under NASDAQ Marketplace Rule 4450(a)(5). The Company, in accordance with NASDAQ Marketplace Rule 4450(e)(2), has been provided 180 calendar days, or until July 23, 2008, to regain compliance. To regain compliance, the bid price of the Company’s common stock must close at $1.00 per share or more for a minimum of ten consecutive business days at any time before July 23, 2008.

If the Company does not regain compliance with NASDAQ Marketplace Rule 4450(a)(5) by July 23, 2008, the Company will be notified that its securities will be delisted. At that time, the Company may appeal NASDAQ’s determination to delist its securities to a Listing Qualification Panel. Alternatively, the Company could at that time apply to transfer its securities to The Nasdaq Capital Market if it satisfies the requirements for initial inclusion set forth in NASDAQ Marketplace Rule 4310(c). If that application were approved, the Company would be afforded the remainder of a second 180 calendar day grace period by the NASDAQ Global Market in order to regain compliance while on the Nasdaq Capital Market.

On February 13, 2008 the Company announced that its Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $10 million of its outstanding common stock. The share repurchase program authorizes the Company to repurchase shares over the next 24 months, from time to time, through transactions in the open market or in privately negotiated transactions. The number of shares to be purchased and the timing of the purchases will be based on market conditions and other factors. The stock repurchase program does not require the Company to repurchase any specific dollar value or number of shares, and the Company may terminate the repurchase program at any time.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year ended December 31, 2007
Net revenues	$9,286	$8,875	$7,234	$7,170	$32,565
Cost of revenues	3,165	3,530	2,553	3,146	12,394
Gross profit	6,121	5,345	4,681	4,024	20,171
Net loss	(5,216)	(4,405)	(4,480)	(5,611)	(19,712)
Net loss per common share (1):
Basic	$(0.04)	$(0.03)	$(0.03)	$(0.04)	$(0.15)
Diluted	$(0.04)	$(0.03)	$(0.03)	$(0.04)	$(0.15)
Year ended December 31, 2006
Net revenues	$9,646	$10,318	$9,632	$9,324	$38,920
Cost of revenues	1,876	3,022	3,143	2,705	10,746
Gross profit	7,770	7,296	6,489	6,619	28,174
Net loss	(5,586)	(1,323)	(725)	(3,222)	(10,856)
Net loss per common share (1):
Basic	$(0.05)	$(0.01)	$(0.01)	$(0.03)	$(0.09)
Diluted	$(0.05)	$(0.01)	$(0.01)	$(0.03)	$(0.09)

(1)	The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods due to changes in the number of weighted average shares outstanding and the effects of rounding.

(2)	Effective January 1, 2006, the Company adopted SFAS 123R. As such, the reported net loss for 2007 and 2006 reflects stock-based compensation expense of $2.0 million (Q1 of $0.4 million, Q2 of $0.7 million, Q3 of $0.4 million and Q4 of $0.5 million) and $2.4 million (Q1 of $0.4 million, Q2 of $0.7 million, Q3 of $0.6 million and Q4 of $0.6 million), respectively.

SCHEDULE II

TRANSWITCH CORPORATION

VALUATION AN D QUALIFYING ACCOUNTS

(in thousands)

		Additions
Description	Balance at Beginning of Year	Charges to Costs and Expenses	Charges to Other Accounts	Deductions	Balance at End ofYear
Year ended December 31, 2007:
Allowance for losses on:
Accounts receivable	$473	$118	$32	$—	$623
Sales returns and allowance	37	322	—	(260)	99
Stock rotation	75	34	—	(49)	60
Deferred income tax assets valuation allowance	142,791	5,459	—	—	148,250

	$143,376	$5,933	$32	$(309)	$149,032

Year ended December 31, 2006:
Allowance for losses on:
Accounts receivable	$446	$27	$—	$—	$473
Sales returns and allowance	45	542	—	(550)	37
Stock rotation	671	(523)	—	(73)	75
Warranty	150	(150)	—	—	—
Deferred income tax assets valuation allowance	141,029	1,762	—	—	142,791

	$142,341	$1,658	$—	$(623)	$143,376

Year ended December 31, 2005:
Allowance for losses on:
Accounts receivable	$731	$(181)	$—	$(104)	$446
Inventories (excess and obsolete)	—	573	—	(573)	—
Sales returns and allowance	397	153	—	(505)	45
Stock rotation	671	418	—	(418)	671
Warranty	268	(118)	—	—	150
Deferred income tax assets valuation allowance	132,841	8,188	—	—	141,029

	$134,908	$9,033	$—	$(1,600)	$142,341

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The independent registered public accounting firm of the Company has issued a report on its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. That report appears under Item 8.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2007, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information with respect to directors, the Audit Committee of the Board of Directors, Audit Committee financial experts and named executive officers is incorporated herein by reference to the section entitled Proposal No. 1 “Election of Directors”, “Audit Committee Report” and “Compensation and Other Information Concerning Named Executive Officers”, respectively, contained in our definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 22, 2008, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended December 31, 2007. Information concerning Section 16(a) compliance is incorporated by reference to the section of our definitive proxy statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Information with respect to executive compensation is incorporated herein by reference to the section entitled “Compensation and Other Information Concerning Named Executive Officers” contained in our definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 22, 2008 which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners, directors and executive officers is incorporated herein by reference to the information in the section entitled “Security Ownership of Certain Beneficial Owners and Management”, “Related Party Transactions” and “Indemnification Matters” contained in our definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 22, 2008 which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended December 31, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions of the Company is incorporated herein by reference to the sections entitled “Compensation Committee Interlocks and Insider Participation” and “Related Party Transactions” contained in our definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 22, 2008 which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended December 31, 2007.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the section entitled, under the headings “Information about the Corporation’s Independent Auditors” contained in our definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 22, 2008, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended December 31, 2007.

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

(a)(3) Exhibits

3.1	Amended and Restated Certificate of Incorporation, as amended to date (previously filed as Exhibit 3.1 to TranSwitch’s quarterly report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

3.2	Second Amended and Restated By-Laws, (previously filed as Exhibit 3.1 to TranSwitch’s current report on Form 8-K as filed with the SEC on October 17, 2007 and incorporated herein by reference).

4.1	Specimen certificate representing the common stock of TranSwitch Corporation (previously filed as Exhibit 4.1 to TranSwitch’s quarterly report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

4.2	Rights Agreement, dated as of October 1, 2001, between TranSwitch Corporation and EquiServe Trust Company, N.A., which includes the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares (previously filed as Exhibit 1 to TranSwitch’s Registration Statement No. 0-25996 on Form 8-A filed on October 2, 2001 and incorporated by reference herein).

4.3	Indenture dated July 6, 2007 by and between TranSwitch Corporation and U.S. Bank National Association, as trustee (previously filed as Exhibit 4.1 to TranSwitch’s current report on Form 8-K as filed with the SEC on July 6, 2007 and incorporated herein by reference).

4.4	Amendment No. 1 to the Rights Agreement, between TranSwitch and Computershare Trust Company, N.A. (formerly known as Equiserve Trust Company, N.A) as Rights Agent, dated as of February 24, 2006. (previously filed as Exhibit 1.1 to the company’s current report on Form 8-K as filed on February 28, 2006 and incorporated herein by reference).

4.5	2005 Employee Stock Purchase Plan (filed as Exhibit 4.2 to the Company’s registration statement on Form S-8 (File No. 333-126129) and incorporated herein by reference).*

4.6	Form of Employee Stock Purchase Plan Enrollment Authorization Form (previously filed as Exhibit 4.3 to the Company’s registration statement on Form S-8 (File No. 333-126129) and incorporated herein by reference).

4.7	Form of Employee Stock Purchase Plan Change / Withdrawal Authorization Form (previously filed as Exhibit 4.4 to the Company’s registration statement on Form S-8 (File No. 333-126129) and incorporated herein by reference).

10.1	Third Amended and Restated 1995 Stock Option Plan, as amended (previously filed as an exhibit to the company’s current report on Form 8-K as filed on May 23, 2005).*

10.2	1995 Non-Employee Director Stock Option Plan, as amended (previously filed as Exhibit 4.4 to the TranSwitch’s Registration Statement on Form S-8 (File No. 333-89798) and incorporated herein by reference).*

10.3	Form of Incentive Stock Option Agreement under the 1995 Stock Plan (previously filed as an exhibit to the TranSwitch’s Registration Statement on Form S-8 (File No. 33-94234) and incorporated herein by reference).

10.4	Form of Non-Qualified Stock Option Agreement under the 1995 Stock Plan (previously filed as an exhibit to the TranSwitch’s Registration Statement on Form S-8 (File No. 33-94234) and incorporated herein by reference).

10.5	Form of Non-Qualified Stock Option Agreement under the 1995 Non-Employee Director Stock Option Plan (previously filed as an exhibit to the TranSwitch’s Registration Statement on Form S-8 (File No. 33-94234) and incorporated herein by reference).

10.6	Lease Agreement, as amended, with Robert D. Scinto (previously filed as Exhibit 10.14 to the TranSwitch’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10.7	2000 Stock Option Plan (previously filed as Exhibit 4.2 to TranSwitch’s Registration Statement on Form S-8 (File No. 333-75800) and incorporated by reference herein).

10.8	Form of Non-Qualified Stock Option Agreement under the 2000 Stock Option Plan (previously filed as Exhibit 4.3 to TranSwitch’s Registration Statement on Form S-8 (File No. 333-75800) and incorporated by reference herein).

10.9	1999 Stock Incentive Plan of Onex Communications Corporation (previously filed as Exhibit 4.2 to TranSwitch’s Registration Statement on Form S-8 (File No. 333-70344) and incorporated by reference herein).

10.10	Form of Incentive Stock Option Agreement under the 1999 Stock Incentive Plan of Onex Communications Corporation (previously filed as Exhibit 4.3 to TranSwitch’s Registration Statement on Form S-8 (File No. 333-70344) and incorporated by reference herein).

10.11	Asset Purchase Agreement by and among TranSwitch Corporation, TranSwitch (Israel) Ltd. and Data-JCE Ltd., dated as of December 5, 2006 (previously filed as Exhibit 2.1 to TranSwitch’s Registration Statement on Form S-3 (File No. 333-140509) and incorporated herein by reference).

10.12	Escrow Agreement by and among TranSwitch Corporation, Data-JCE Ltd. and U.S. Bank National Association, dated as of January 11, 2007 (previously filed as Exhibit 2.2 to TranSwitch’s Registration Statement on Form S-3 (File No. 333-140509) and incorporated herein by reference).

10.13	Registration Rights Agreement by and among TranSwitch Corporation and Data-JCE Ltd. dated as of January 11, 2007 (previously filed as Exhibit 2.3 to TranSwitch’s Registration Statement on Form S-3 (File No. 333-140509) and incorporated herein by reference).

10.14	Form of Director Non-Qualified Stock Option Agreement under the Third Amended and Restated 1995 Stock Option Plan, as amended (previously filed as Exhibit 10.1 to TranSwitch’s current report on Form 8-K as filed with the SEC on May 25, 2007 and incorporated herein by reference).

10.15	Form of Exchange and Purchase Agreement, dated as of June 29, 2007 (previously filed as Exhibit 10.1 to TranSwitch’s current report on Form 8-K as filed with the SEC on July 6, 2007 and incorporated herein by reference).

10.16	Registration Rights Agreement dated July 6, 2007 by and among TranSwitch Corporation and the Initial Purchasers named therein (previously filed as Exhibit 10.2 to TranSwitch’s current report on Form 8-K as filed with the SEC on July 6, 2007 and incorporated herein by reference).

10.17	Executive Services Agreement, dated December 21, 2007 by and between TranSwitch Corporation and Tatum LLC (previously filed as Exhibit 10.1 to TranSwitch’s current report on Form 8-K as filed with the SEC on December 26, 2007).*

11.1	Computation of Loss Per Share (filed herewith).

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of the Company (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	CEO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	CFO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	CEO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	CFO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Indicates management contract or compensatory plan, contract or arrangement identified as required in Item 15(a)(3) of Form 10-K

(b) Exhibits

We hereby file as exhibits to this Form 10-K those exhibits listed in Item 15 (a) (3) above.

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
Dr. Santanu Das
President and Chief Executive Officer

March 13, 2008

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned named executive officers and directors of TranSwitch Corporation, hereby severally constitute and appoint Dr. Santanu Das and Mr. Robert A. Bosi, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable TranSwitch Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended and all requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Signature	Title(s)	Date

/s/ DR. SANTANU DAS Dr. Santanu Das	President and Chief Executive Officer (principal executive officer)	March 13, 2008

/s/ ROBERT A. BOSI Mr. Robert A. Bosi	Vice President and Chief Financial Officer (principal financial and accounting officer)	March 13, 2008

/s/ ALFRED F. BOSCHULTE Mr. Alfred F. Boschulte	Director and Chairman of the Board	March 13, 2008

/s/ GERALD F. MONTRY Mr. Gerald F. Montry	Director	March 13, 2008

/s/ JAMES M. PAGOS Mr. James M. Pagos	Director	March 13, 2008

/s/ ALBERT E. PALADINO Dr. Albert E. Paladino	Director	March 13, 2008

/s/ ERIK H. VAN DER KAAY Mr. Erik H. van der Kaay	Director	March 13, 2008

/s/ HAGEN HULTZSCH Dr. Hagen Hultzsch	Director	March 13, 2008