Form 10-Q
period 2008-03-31
TRANSWITCH CORP /DE
filed 2008-05-09
CIK 944739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2008
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐  Accelerated Filer   ☒

Non-Accelerated Filer ☐Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No    ☒

At April 30, 2008, there were 133,239,414 shares of Common Stock, par value $.001 per share, of the Registrant outstanding.

TRANSWITCH CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended March 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$26,748	$34,098
Short-term investments in marketable securities	4,031	—
Accounts receivable, net	6,697	6,850
Inventories	2,934	3,069
Prepaid expenses and other current assets	1,280	1,510

Total current assets	41,690	45,527

Property and equipment, net	4,515	5,116
Goodwill	10,075	10,075
Contracts and other intangibles, net	1,377	1,483
Investments in non-publicly traded companies	2,898	2,898
Deferred financing costs, net	1,437	1,581
Other assets	917	907

Total assets	$62,909	$67,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,287	$1,665
Accrued expenses and other current liabilities	4,256	3,164
Accrued compensation and benefits	2,340	2,207
Accrued stock rotation and sales allowances	12	159
Accrued interest	—	341
Restructuring liabilities	940	844
Obligation under deferred revenue	180	280
Derivative liability for foreign exchange contracts	24	—
Total current liabilities	9,039	8,660

Restructuring liabilities	20,115	20,246
5.45% Convertible Notes due 2010	25,013	25,013
Total liabilities	54,167	53,919

Stockholders’ equity:
Common stock, $.001 par value: 300,000,000 shares authorized; 133,208,364 and 133,098,432 shares issued at March 31, 2008 and December 31, 2007	133	133
Additional paid-in capital	355,245	354,813
Accumulated other comprehensive income – currency translation	1,112	858
Accumulated deficit	(347,630)	(342,136)
Common stock held in treasury (166,350 shares), at cost	(118)	—
Total stockholders’ equity	8,742	13,668
Total liabilities and stockholders’ equity	$62,909	$67,587

See accompanying notes to unaudited consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2008	2007
Net revenues:
Product revenues	$6,894	$8,938
Service revenues	626	348
Total net revenues	7,520	9,286
Cost of revenues:
Cost of product revenues	2,475	2,904
Cost of service revenues	460	261
Total cost of revenues	2,935	3,165
Gross profit	4,585	6,121
Operating expenses:
Research and development	5,549	6,119
Marketing and sales	2,127	2,802
General and administrative	1,563	1,445
Restructuring charges, net	248	700
Total operating expenses	9,487	11,066
Operating loss	(4,902)	(4,945)
Other income (expense):
Change in fair value of derivative liability	(24)	109
Other expense	(214)	—
Interest:
Interest income	295	693
Interest expense	(494)	(995)
Interest expense, net	(199)	(302)
Total other expense, net	(437)	(193)
Loss before income taxes	(5,339)	(5,138)
Income taxes	155	78
Net loss	$(5,494)	$(5,216)

Basic and diluted net loss per common share	$(0.04)	$(0.04)
Basic and diluted average common shares outstanding	133,194	131,605

See accompanying notes to unaudited consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)
(unaudited)
	Three Months Ended March 31,
	2008	2007
Operating activities:
Net loss	$(5,494)	$(5,216)
Adjustments to reconcile net loss to net cash used by operating activities, net of effects of acquisitions:
Depreciation and amortization	966	1,206
Amortization of debt discount and deferred financing fees	144	533
Provision for doubtful accounts	78	101
Stock-based compensation expense	396	411
Change in fair value of derivative liability	24	(109)
Changes in operating assets and liabilities:
Accounts receivable	75	(1,351)
Inventories	135	515
Prepaid expenses and other assets	186	(259)
Accounts payable	(378)	684
Accrued expenses and other current liabilities	737	(548)
Obligation under deferred revenue	(100)	81
Restructuring liabilities	(35)	589

Net cash used by operating activities	(3,266)	(3,363)

Investing activities:
Capital expenditures	(237)	(560)
Investments in non-publicly traded companies	—	(16)
Acquisition of business, net of cash acquired	—	(1,650)
Purchases of short-term investments in marketable securities	(4,031)	—

Net cash used by investing activities	(4,268)	(2,226)

Financing activities:
Issuance of common stock under employee stock plans	36	349
Purchase of 166,350 shares of common stock for treasury	(118)	—

Net cash (used) provided by financing activities	(82)	349
Effect of exchange rate changes on cash and cash equivalents	266	59

Change in cash and cash equivalents	(7,350)	(5,181)
Cash and cash equivalents at beginning of period	34,098	57,723
Cash and cash equivalents at end of period	$26,748	$52,542

See accompanying notes to unaudited consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

TranSwitch Corporation and its subsidiaries (“TranSwitch” or the “Company”) design, develop and market innovative semiconductor solutions that provide core functionality for voice, data and video communications network equipment.  TranSwitch’s customers are original equipment manufacturers (“OEMs”) who supply wire-line and wireless network operators who in turn provide voice, data and video services to end users such as consumers, corporations, municipalities, etc. The Company has over 200 active customers, including the leading global equipment providers, and the Company’s products are deployed in the networks of the major service providers around the world.

TranSwitch is a Delaware corporation incorporated on April 26, 1988. The Company’s common stock trades on The NASDAQ Global Market under the symbol “TXCC.”

In addition to an extensive portfolio of standard integrated circuit products addressing voice, data, wireless and video markets, TranSwitch supplies intellectual property core products for Ethernet applications. In 2007, the Company expanded its offerings to include custom design services and intellectual property cores for high definition video (HDMI) applications. TranSwitch’s combination of standard products, intellectual property cores and custom design services enables it to serve its customers needs more fully.

 Note 2.  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of TranSwitch have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. These financial statements are prepared on a consistent basis with, and should be read in conjunction with, the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2007, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 13, 2008. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation. The results of operations for any interim period are not necessarily indicative of the results that may be achieved for the full year.

Note 3. Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring the fair value of assets and liabilities, and expands disclosure requirements regarding the fair value measurement. SFAS 157 does not expand the use of fair value measurements. This statement, as issued, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 2008. As such, the Company adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities only. There was no significant effect on the Company’s financial statements. As of March 31, 2008, the Company’s financial assets subject to SFAS 157 consisted of held to maturity investments in marketable securities and investments in non-publicly traded companies; financial liabilities consisted of derivatives for forward contracts. The Company determined fair value for the investments in marketable securities and the derivative liabilities based on quoted market prices in active markets (i.e. Level 1 as defined under SFAS 157); fair value for investments in non-publicly traded companies was based on third party valuation models (i.e. Level 2 as defined under SFAS 157). The Company does not believe that the adoption of SFAS 157 to non-financial assets and liabilities will significantly effect its financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which requires assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are limited to, accounts receivable, accounts payable, and issued debt. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will apply the provisions of SFAS 141 (R) to any acquisition after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Accounting for Noncontrolling Interests.” SFAS 160 clarifies the classification of noncontrolling interests in consolidated balance sheets and reporting transactions between the reporting entity and holders of noncontrolling interests. Under this statement, noncontrolling interests are considered equity and reported as an element of consolidated equity. Further, net income encompasses all consolidated subsidiaries with disclosure of the attribution of net income between controlling and noncontrolling interests. SFAS No. 160 is effective prospectively for fiscal years beginning after December 15, 2008. Currently, there are no noncontrolling interests in any of the Company’s subsidiaries.

Note 4. Stock-Based Compensation

The amount of the stock-based compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

Stock-based compensation expense is as follows:

(in thousands)	Three Months Ended March 31,
	2008	2007
Cost of Sales	$17	$14
Research and Development	217	173
Marketing and Sales	48	87
General and Administration	114	137
Total Stock-Based Compensation	$396	$411

Note 5. Loss Per Common Share

Basic loss and diluted loss per common share amounts are based upon the weighted average common shares outstanding during the periods. All “in-the-money” stock options for the three months ended March 31, 2008 and 2007, respectively, and shares issuable upon the conversion of the 5.45% Convertible Notes due 2010 were anti-dilutive.

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

Under the earn-out provisions of the ASIC Design Center acquisition agreement, the Company may have been required to pay up to an additional $14.5 million in the form of TranSwitch common stock or cash, at its option, if the ASIC Design Center achieved stipulated revenue and operating profit for the calendar year ending December 31, 2007. Such targets were not achieved.

The results of operations of the ASIC Design Center have been included in the Company's consolidated financial results beginning on January 11, 2007. All significant inter-company balances and transactions have been eliminated. The acquisition was accounted for by the purchase method of accounting.

The Company has allocated the cost to acquire the ASIC Design Center to its identifiable tangible and intangible assets and liabilities, with the remaining amount classified as goodwill. None of the amount allocated to goodwill is expected to be deductible for tax reporting purposes. The total purchase price of the ASIC Design Center has been allocated in the Company's consolidated financial statements as follows (in thousands):

Inventory	$400
Equipment	36
Contracts (1)	1,756
Obligation under deferred revenue (2)	(180)
Goodwill	5,183

Total purchase price	$7,195

(1) The valuation of existing contracts of the ASIC Design Center was determined based on their estimated fair value at the acquisition date. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique used to value such contracts. The value assigned to the ASIC contracts is generally being amortized ratably over five years, which represents the estimated contract average remaining useful life. Amortization expenses of $0.1 million were recognized during each of the quarters ended March 31, 2008 and 2007.

(2) In connection with the purchase price allocation, the Company has estimated the fair value of the ASIC Design Center’s existing consulting and maintenance obligation related to deferred revenues. The estimated fair value of this obligation was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates the amount the Company would be required to pay a third party to assume the support obligations. As of March 31, 2008, the remaining obligation under deferred revenue was $0.2 million.

Note 7.    Inventories

The components of inventories follow:

(in thousands)	March 31, 2008	December 31, 2007
Raw material	$340	$401
Work-in-process	904	992
Finished goods	1,690	1,676

Total inventories	$2,934	$3,069

 Note 8.    Comprehensive Loss

The components of comprehensive loss were as follows:

(in thousands)	Three Months Ended March 31,
	2008	2007
Net loss	$(5,494)	$(5,216)
Foreign currency translation adjustment	254	71

Total comprehensive loss	$(5,240)	$(5,145)

Note 9.    Restructuring and Asset Impairment Charges

During the three months ended March 31, 2008, the Company recorded restructuring charges of approximately $0.2 million. These charges include approximately $0.3 million related to workforce reductions in Europe partially offset by approximately $0.1 million related to adjustments to certain sub-lease agreements relating to the Company’s excess facilities in Shelton, Connecticut.

During the three months ended March 31, 2007, the Company recorded restructuring charges of approximately $0.7 million for a workforce reduction of approximately 16 primarily research and development employees in the Company’s Shelton, Connecticut and Bedford, Massachusetts facilities.

A summary of the restructuring liabilities and activity follows:

(in thousands)	Activity for Three Months Ended March 31, 2008
	Restructuring Liabilities December 31, 2007	Restructuring Charges	Cash Payments, net of Receipts on Sublease Activity	Non-cash Items	Adjustments and Changes in Estimates	Restructuring Liabilities March 31, 2008
Employee termination benefits	$235	$306	$(263)	$—	$—	$278
Facility lease costs	20,731	—	(19)	—	(58)	20,654
Other	124	—	(1)	—	—	123
Totals	$21,090	$306	$(283)	$—	$(58)	$21,055

Note 10.    Investments in Non-Publicly Traded Companies

The Company owns convertible preferred stock of Opulan Technologies Corp. (Opulan),. In addition, the Company has a 3% limited partnership interest in Neurone II, a venture capital fund organized as a limited partnership and 0.42% a limited partnership interest in Munich Venture Partners Fund. The Company accounts for these investments at cost. The financial condition of these companies is subject to significant changes resulting from their operating performance and their ability to obtain financing. The Company continually evaluates its investments in these companies for impairment.

For the three months ended March 31, 2008 and 2007, there was no impairment charges related to investments in non-publicly traded companies.

Note 11.    Investments in Short-term Marketable Securities

Investments in short-term marketable securities as of March 31, 2008 consist of corporate bonds, mortgage backed securities and government securities. Such investments are stated at cost and accrued interest which approximates market.

Note 12.  Supplemental Cash Flow Information

The following represents supplemental cash flow information:

(in thousands)	Three Months Ended March 31,
	2008	2007
Cash paid for interest	$692	$826
Cash paid for income taxes	$68	$263

Note 13. Derivative Liability

As of March 31, 2008 the derivative liability consists exclusively of forward foreign exchange contracts which are shown at their estimated fair value. Changes in fair value are reflected in operations.

Note 14. Income Taxes

The provision for income taxes for the three months ended March 31, 2008 and 2007 relates to certain of TranSwitch’s subsidiaries located in foreign jurisdictions. The effective income tax rate differs from the U.S. federal statutory rate for the periods presented primarily due to foreign and state income taxes and increases in the valuation allowance for deferred income tax assets offset by non-deductible interest expense.

 Note 15. Stock Repurchase Program

On February 13, 2008 the Company announced that its Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $10 million of its outstanding common stock. The share repurchase program authorizes the Company to repurchase shares through February 2010, from time to time, through transactions in the open market or in privately negotiated transactions. The number of shares to be purchased and the timing of the purchases will be based on market conditions and other factors. The stock repurchase program does not require the Company to repurchase any specific dollar value or number of shares, and the Company may terminate the repurchase program at any time.

During the three months ended March 31, 2008, the Company repurchased 166,350 shares at an average price of $0.68 per share for approximately $0.1 million, excluding approximately $5,000 of commissions. For the three months ended March 31, 2008, the Company's total cost for repurchasing shares was approximately $0.1 million.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements and the related notes thereto contained in Part 1, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2007.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, and any documents incorporated herein by reference may contain, forward-looking statements that involve risks and uncertainties. When used in this document, the words, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “expect” and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements as a result of risk factors including those set forth in this report and in our Annual Report on Form 10-K for the year ended December 31, 2007.

OVERVIEW

TranSwitch designs, develops and markets innovative semiconductor solutions that provide core functionality for voice, data and video communications network equipment.  Our customers are the original equipment manufacturers (“OEMs”) who supply wire-line and wireless network operators who provide voice, data and video services to end users such as consumers, corporations, municipalities, etc. We have over 200 active customers, including the leading global equipment providers, and our products are deployed in the networks of the major service providers around the world.

TranSwitch is a Delaware corporation incorporated on April 26, 1988. Our common stock trades on The NASDAQ Global Market under the symbol “TXCC.”

In addition to an extensive portfolio of standard integrated circuit products addressing voice, data, wireless and video markets, we supply intellectual property core products for Ethernet applications. In 2007, we expanded our offerings to include custom design services and intellectual property cores for high definition video (HDMI) applications. Our combination of standard products, intellectual property cores and custom design services enables us to serve our customers needs more fully.

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

Non-Telecommunications: Our design services unit leverages our integrated circuits (“IC”) design expertise, internal processes, tools and foundry relationships to develop and supply IC products to customers in a variety of industries besides telecommunications. Our customers in this market segment currently include various integrated circuit manufacturers and certain defense contractors.

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

During the quarter ended March 31, 2008, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2007. As of March 31, 2008 we had investments in debt securities classified as held to maturity which are stated at cost and accrued interest which approximates market. Further, we had forward exchange contract obligations stated at fair value. Neither item was present as of December 31, 2007.

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
	Three Months Ended March 31,
	2008	2007
Net revenues:
Product revenues	92%	96%
Service revenues	8%	4%
Total net revenues	100%	100%
Cost of revenues:
Product cost of revenues	33%	31%
Service cost of revenues	6%	3%
Total cost of revenues	39%	34%
Gross profit	61%	66%
Operating expenses:
Research and development	74%	66%
Marketing and sales	28%	30%
General and administrative	21%	16%
Restructuring and asset impairment charges, net	3%	7%

Total operating expenses	126%	119%
Operating loss	( 65%)	( 53%)

Net Revenues

Net revenues, including product and service revenues were $7.5 million in the first quarter of 2008. This is a decrease of 19% from the first quarter of 2007. The following table summarizes our net revenue mix for the three months ended March 31, 2008 and 2007:

(Tabular dollars in thousands)	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	Revenues	Percent of Total Revenues	Revenues	Percent of Total Revenues	Percentage Increase (Decrease) in Revenues
Optical Transport	$4,234	56%	$5,345	57%	(21)%
Broadband Access	1,552	21%	2,968	32%	(48)%
Carrier Ethernet	762	10%	477	5%	60%
Non-Telecommunications	346	5%	148	2%	138%
Sub-total product revenues	6,894	92%	8,938	96%	(23)%
Service revenues	626	8%	348	4%	80%
Total	$7,520	100%	$9,286	100%	(19)%

Total product sales for the three months ended March 31, 2008 were $6.9 million as compared to $8.9 million for the three months ended March 31, 2007, a decrease of $2.0 million or 23%. This decrease in net product revenues for the first quarter of 2008 versus the comparable period of 2007 reflects decreased sales of our Optical Transport products of $1.1 million (mainly EtherPHAST 48 Plus) and decreased sales of our Broadband Access products of $1.4 million which is a result of lower sales for our ASPEN family of products. These decreases were partially offset by lesser increases in sales of our Carrier Ethernet and Non-Telecommunications products.

Service revenues (approximately $0.6 million in the first quarter of 2008 and $0.3 million in the first quarter of 2007) consist of design services performed for third parties on a short-term contract basis and technology licenses.

International net revenues represented approximately 85% and 89% of net revenues for the three months ended March 31, 2008 and 2007, respectively.

Gross Profit

The following table presents the impact on gross profit of excess and obsolete inventory charges and benefits:

(in thousands)	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %
Gross Profit—as reported	$4,585	61%	$6,121	66%
Excess and obsolete inventory benefit	(236)	(3)%	(278)	(3)%
Gross profit—as adjusted	$4,349	58%	$5,843	63%

Total gross profit for the three months ended March 31, 2008, decreased by approximately $1.5 million, or 25% from the comparable period of the prior year. The decrease in gross profit reflects lower overall revenues coupled with an increase in sales of our lower margin ASIC products.

Excluding the benefit from sales of previously written down inventory, gross profit as a percentage of net revenues declined from 63% in the first quarter of 2007 to 58% in the first quarter of 2008. We anticipate that gross profit will continue to be impacted by fluctuations in the volume and mix of our product shipments as well as material costs, yield and the fixed cost absorption of our product operations.

Research and Development

Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to electronic design automation tools, subcontracting and fabrication costs, depreciation and amortization, and facilities expenses. During the quarter ended March 31, 2008, research and development expenses decreased $0.6 million, or 9% over the comparable period of 2007.

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

Marketing and Sales

Marketing and sales expenses consist primarily of personnel-related expenses, trade show expenses, travel expenses and facilities expenses. Marketing and sales expenses for the three months ended March 31, 2008 decreased by $.7 million or 24%, as compared to the same period in the prior year.

 General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, professional and legal fees, and facilities expenses.  General and administrative expenses for the three months ended March 31, 2008 increased by $0.1 million as compared to the same period in the prior year.

Restructuring and Asset Impairment Charges, net

During the three months ended March 31, 2008, we recorded restructuring charges of approximately $0.2 million. These charges include approximately $0.3 million related to workforce reductions partially offset by approximately $0.1 million related to adjustments to certain sub-lease agreements relating to our excess facilities.

In the first quarter of 2007, we recorded charges of approximately $0.7 million for costs associated with a workforce reduction of approximately 16 primarily research and development employees in our Shelton, Connecticut and Bedford, Massachusetts facilities.

Change in Fair Value of Derivative Liability

During the first quarter of 2008 we entered into a number of foreign exchange contracts to purchase Indian Rupees which we use in our India operations. The fair value of these derivative financial instruments at March 31, 2008 was a liability of $24,000.

For the first quarter of 2007, we recorded other income of approximately $0.1 million to reflect the change in the fair value of the derivative liability resulting from the 5.45% Convertible Plus Cash Notes due 2007 (“Plus Cash Notes”).

Interest Expense, net

 Interest expense, net decreased from $0.3 million in the first quarter of 2007 to $0.2 million in 2008, reflecting lower interest income and lower interest expense.

Interest expense decreased from $1.0 million in the first quarter of 2007 to $0.5 million in 2008 due to lower debt balances resulting from the exchanges of our Plus Cash Notes in 2007.

Interest income decreased from $0.7 million in the first quarter of 2007 to $0.3 million in 2008. This decrease is the result of lower market yields due to decreased interest rates and lower cash and investment balances. At March 31, 2008 and 2007, the effective interest rate on our interest-bearing securities was approximately 3.1% and 5.2%, respectively.

Income Tax Expense

For the three months ended March 31, 2008 and 2007, income tax expense was $.2 million and $.1 million respectively. The amounts that were recorded reflect income taxes on the earnings of certain of our foreign subsidiaries.

During the three months ended March 31, 2008 and 2007, we evaluated our deferred income tax assets as to whether it is “more likely than not” that the deferred income tax assets will be realized. In our evaluation of the realizability of deferred income tax assets, we consider projections of future taxable income, the reversal of temporary differences and tax planning strategies. We have evaluated and determined that it is not “more likely than not” that all of the deferred income tax assets will be realized. Accordingly, a valuation allowance was recorded for all of our domestic net deferred income tax assets. In future periods, we will not recognize a deferred tax benefit and will maintain a deferred tax valuation allowance until we achieve sustained U.S. taxable income. Additionally, in the future, we expect our current income tax expense to be related to taxable income generated by our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008 and December 31, 2007, we had total cash, cash equivalents and investments in marketable securities of approximately $30.8 million and $34.1 million, respectively. This is our primary source of liquidity, as we are not currently generating positive cash flow from our operations. A summary of our cash, cash equivalents and investments in marketable securities and future commitments are detailed as follows:

Cash, Cash Equivalents and Short-term investments in marketable securities

We have financed our operations and have met our capital requirements since incorporation in 1988 primarily through private and public issuances of equity securities, convertible notes, bank borrowings and, for certain years, cash generated from operations. Our principal sources of liquidity as of March 31, 2008, consisted of $30.8 million in cash and cash equivalents and marketable securities. Cash equivalents are instruments with original maturities of less than 90 days and short-term investments have original maturities of greater than 90 days but remaining maturities of less than one year. Our cash equivalents and investments as of March 31, 2008 consist of money market instruments, corporate bonds, mortgage backed securities and government securities.

We believe that our existing cash and cash equivalents as of March 31, 2008 will be sufficient to fund operating losses, capital expenditures and provide adequate working capital for at least the next twelve months. However, there can be no assurance that events in the future will not require us to seek additional capital and, if so required, that capital will be available on terms favorable or acceptable to us, if at all.

(in thousands)	March 31, 2008	December 31, 2007	Change	March 31, 2007	December 31, 2006	Change
Cash and Cash equivalents	$26,748	$34,098	$(7,350)	$52,542	$57,723	$(5,181)

Short term investments	4,031	-	4,031	-	-	-
Total Cash and investments	$30,779	$34,098	$(3,319)	$52,542	$57,723	$(5,181)

Effect of Exchange Rates and Inflation: Exchange rates and inflation have not had a significant impact on our operations or cash flows.

Commitments and Significant Contractual Obligations

There have been no material changes to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 13, 2008. Additional comments related to our contractual obligations are presented below.

We have existing commitments to make future interest payments on our 5.45% Convertible Notes due September 30, 2010 (the “2010 Notes”) and to redeem these notes in September 2010. Over the remaining life of the 2010 Notes, we expect to accrue and pay approximately $3.4 million in interest to the holders thereof.

We have outstanding operating lease commitments of approximately $35.1 million, payable over the next nine years. Some of these commitments are for space that is not being utilized and, for which, we recorded restructuring charges in prior periods. We are in the process of trying to sublease additional excess space but it is unlikely that any sublease income generated will offset the entire future commitment. As of March 31, 2008, we have sublease agreements totaling approximately $3.2 million to rent portions of our excess facilities over the next two years. We currently believe that we can fund these lease commitments in the future; however, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

We have also pledged approximately $0.2 million in available cash and cash equivalents as collateral for stand-by letters of credit that guarantee certain long-term property lease obligations.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.     CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, including our President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). These officers have concluded that our disclosure controls and procedures are effective. As such, we believe that all material information relating to us and our consolidated subsidiaries required to be disclosed in our periodic filings with the SEC (i) is recorded, processed, summarized and reported within the required time period, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2008, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations Inherent in all Controls.

Our management, including the President and Chief Executive Officer, and Chief Financial Officer, recognize that our disclosure controls and our internal controls (discussed above) cannot prevent all errors or all attempts at fraud. Any controls system, no matter how well crafted and operated, can only provide reasonable, and not absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in any control system, no evaluation or implementation of a control system can provide complete assurance that all control issues and all possible instances of fraud have been or will be detected.

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

ITEM 1A.    RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007 other than as provided below.

If foreign exchange rates fluctuate significantly, our profitability may decline.

 We are exposed to foreign currency rate fluctuations because we incur a significant portion of our operating expenses in currencies other than U.S. dollars (mainly Indian rupees, Israeli shekels and Euros). The U.S. dollar has devalued significantly and this trend may continue. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we enter into foreign currency forward contracts. The contracts reduce, but do not eliminate, the impact of foreign currency exchange rate movements. Also, this foreign currency risk management policy may not be effective in addressing long-term fluctuations.

Our ability to sublease excess office space may adversely affect our future cash outflows.

 We have outstanding operating lease commitments of approximately $35.1 million, payable over the next nine years. Some of these commitments are for space that is not being utilized and, for which, we recorded restructuring charges in prior periods. We are in the process of trying to sublease additional excess space but it is unlikely that any sublease income generated will offset the entire future commitment. As of March 31, 2008, we have sublease agreements totaling approximately $3.2 million to rent portions of our excess facilities over the next two years. We currently believe that we can fund these lease commitments in the future; however, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

Of the office space being leased in our Shelton, Connecticut location, approximately 116,000 square feet is considered excess for which we have taken restructuring charges in prior years. Substantially all of this space is currently being sublet, but not for the full term that we are committed to under our lease agreements. A large portion of our sublet space is only under contract through June 2009. If we are unable to re-lease this space, at similar rates, our future cash outflows would be adversely affected.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 13, 2008 we announced that our Board of Directors authorized a stock repurchase program under which we may repurchase up to $10 million of our outstanding common stock. The share repurchase program authorizes the repurchase of shares through February 2010, from time to time, through transactions in the open market or in privately negotiated transactions. The number of shares to be purchased and the timing of the purchases will be based on market conditions and other factors. The stock repurchase program does not require us to repurchase any specific dollar value or number of shares, and we may terminate the repurchase program at any time.

During the three months ended March 31, 2008, we repurchased 166,350 shares at an average price of $0.68 per share for approximately $0.1 million, excluding approximately $5,000 of commissions. For the three months ended March 31, 2008, our total cost for repurchasing shares was approximately $0.1 million.

Issuer Purchases of Equity Securities (table in thousands, except per share amounts)

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
February 1-29, 2008	120	$0.67	120	$9,919
March 1-31, 2008	46	$0.69	46	$9,887
Total	166	$0.68	166

ITEM 6.     EXHIBITS

Exhibit 3.1
Amended and Restated Certificate of Incorporation, as amended to date (previously filed as Exhibit 3.1 to TranSwitch’s quarterly report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

Exhibit 3.2
Second Amended and Restated By-Laws, (previously filed as Exhibit 3.1 to TranSwitch’s current report on Form 8-K as filed with the Securities and Exchange Commission on October 17, 2007 and incorporated herein by reference).

Exhibit 31.1	CEO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

Exhibit 31.2	CFO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

Exhibit 32.1	CEO and CFO Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSWITCH CORPORATION

May 9, 2008	/s/ Dr. Santanu Das
Date	Dr. Santanu Das Chief Executive Officer and President (Chief Executive Officer)

May 9, 2008	/s/ Robert A. Bosi
Date	Robert A. Bosi Vice President and Chief Financial Officer (Chief Financial Officer)