Form 10-Q
period 2008-06-30
TRANSWITCH CORP /DE
filed 2008-08-08
CIK 944739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2008

or

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

Large Accelerated Filer ࿠	Accelerated Filer ☒

Non-Accelerated Filer ࿠	Smaller Reporting Company ࿠
(Do not check if a smaller reporting company)

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No    ☒

At July 31, 2008, there were 133,406,845 shares of Common Stock, par value $.001 per share, of the Registrant outstanding.

TRANSWITCH CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended June 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$21,685	$34,098
Short-term investments in marketable securities	4,880	—
Accounts receivable, net	8,018	6,850
Inventories	2,789	3,069
Prepaid expenses and other current assets	1,726	1,510

Total current assets	39,098	45,527

Property and equipment, net	3,919	5,116
Goodwill	10,075	10,075
Contracts and other intangible assets, net	1,272	1,483
Investments in non-publicly traded companies	2,911	2,898
Deferred financing costs, net	1,293	1,581
Other assets	970	907

Total assets	$59,538	$67,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,578	$1,665
Accrued expenses and other current liabilities	3,819	3,164
Accrued compensation and benefits	2,399	2,207
Accrued stock rotation and sales allowances	21	159
Accrued interest	341	341
Restructuring liabilities	539	844
Obligation under deferred revenue	180	280
Derivative liability for foreign exchange contracts	205	—

Total current liabilities	10,082	8,660

Restructuring liabilities	19,948	20,246
5.45% Convertible Notes due 2010	25,013	25,013

Total liabilities	55,043	53,919

Stockholders’ equity:
Common stock, $.001 par value: 300,000,000 shares authorized; 133,321,210 and 133,098,432 shares issued at June 30, 2008 and December 31, 2007	133	133
Additional paid-in capital	355,595	354,813
Accumulated other comprehensive income – currency translation	835	858
Accumulated deficit	(351,950)	(342,136)
Common stock held in treasury (166,350 shares), at cost	(118)	—

Total stockholders’ equity	4,495	13,668

Total liabilities and stockholders’ equity	$59,538	$67,587

See accompanying notes to unaudited consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues:
Product revenues	$8,640	$8,119	$15,534	$17,057
Service revenues	251	756	877	1,104
Total net revenues	8,891	8,875	16,411	18,161
Cost of revenues:
Cost of product revenues	3,422	2,757	5,874	5,661
Provision for excess and obsolete inventories	—	443	23	443
Cost of service revenues	127	330	587	591
Total cost of revenues	3,549	3,530	6,484	6,695
Gross profit	5,342	5,345	9,927	11,466
Operating expenses:
Research and development	5,829	5,324	11,378	11,443
Marketing and sales	2,003	2,770	4,130	5,572
General and administrative	1,409	1,519	2,972	2,964
Restructuring (credits) charges, net	(176)	(53)	72	647
Total operating expenses	9,065	9,560	18,552	20,626
Operating loss	(3,723)	(4,215)	(8,625)	(9,160)
Other income (expense):
Change in fair value of derivative liability	(231)	275	(255)	384
Other income (expense)	72	—	(142)	—
Interest:
Interest income	164	686	459	1,379
Interest expense	(489)	(1,045)	(983)	(2,040)
Interest expense, net	(325)	(359)	(524)	(661)
Total other expense, net	(484)	(84)	(921)	(277)
Loss before income taxes	(4,207)	(4,299)	(9,546)	(9,437)
Income taxes	113	106	268	184
Net loss	$(4,320)	$(4,405)	$(9,814)	$(9,621)

Basic and diluted net loss per common share	$(0.03)	$(0.03)	$(0.07)	$(0.07)
Basic and diluted average common shares outstanding	133,276	132,422	133,235	132,016

See accompanying notes to unaudited consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)
(unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net loss	$(9,814)	$(9,621)
Adjustments to reconcile net loss to net cash used by operating activities, net of effects of acquisitions:
Depreciation and amortization	1,909	2,411
Amortization of debt discount and deferred financing fees	288	1,067
Provision for excess and obsolete inventories	23	443
Provision for doubtful accounts	12	83
Non-cash restructuring charges	—	58
Stock-based compensation expense	727	1,083
Change in fair value of derivative liability	205	(384)
Changes in operating assets and liabilities:
Accounts receivable	(1,180)	(1,106)
Inventories	257	580
Prepaid expenses and other assets	(333)	(229)
Accounts payable	913	397
Accrued expenses and other current liabilities	709	(416)
Obligation under deferred revenue	(100)	60
Restructuring liabilities	(603)	(111)
k
Net cash used by operating activities	(6,987)	(5,685)

Investing activities:
Capital expenditures	(507)	(1,211)
Investments in non-publicly traded companies	(13)	(29)
Acquisition of business, net of cash acquired	—	(1,650)
Proceeds from sales and maturities of short-term investments in marketable securities	1,600	—
Purchases of short-term investments in marketable securities	(6,480)	—

Net cash used by investing activities	(5,400)	(2,890)

Financing activities:
Issuance of common stock under employee stock plans	55	1,200
Purchase of 166,350 shares of common stock for treasury	(118)	—

Net cash (used) provided by financing activities	(63)	1,200
++
Effect of exchange rate changes on cash and cash equivalents	37	36

Change in cash and cash equivalents	(12,413)	(7,339)
Cash and cash equivalents at beginning of period	34,098	57,723

Cash and cash equivalents at end of period	$21,685	$50,384

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

TranSwitch is a Delaware corporation incorporated on April 26, 1988. The Company’s common stock trades on The NASDAQ Capital Market under the symbol “TXCC.”

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

Note 3. Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring the fair value of assets and liabilities, and expands disclosure requirements regarding the fair value measurement. SFAS 157 does not expand the use of fair value measurements. This statement, as issued, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 2008. As such, the Company adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities only. There was no significant effect on the Company’s financial statements. As of June 30, 2008, the Company’s financial assets subject to SFAS 157 consisted of held to maturity investments in marketable securities and investments in non-publicly traded companies; financial liabilities consisted of derivatives for forward contracts. The Company determined fair value for the investments in marketable securities and the derivative liabilities based on quoted market prices in active markets (i.e. Level 1 as defined under SFAS 157); fair value for investments in non-publicly traded companies was based on third party valuation models (i.e. Level 2 as defined under SFAS 157). The Company does not believe that the adoption of SFAS 157 to non-financial assets and liabilities will significantly effect its financial statements.

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

Stock-based compensation expense is as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of Sales	$17	$29	$34	$42
Research and Development	222	252	439	425
Marketing and Sales	29	189	77	277
General and Administration	63	202	177	339
Total Stock-Based Compensation	$331	$672	$727	$1,083

Note 5. Loss Per Common Share

Basic loss and diluted loss per common share amounts are based upon the weighted average common shares outstanding during the periods. All “in-the-money” stock options for the three and six months ended June 30, 2008 and 2007, respectively, and shares issuable upon the conversion of the 5.45% Convertible Notes due 2010 were anti-dilutive.

Note 6. Acquisition of the ASIC Design Center Division of Data - JCE

On January 11, 2007, the Company acquired the ASIC Design Center Division of Data - JCE, an Israel-based publicly held electronics components distribution company. The ASIC Design Center develops and sells customer-specific semiconductor products.

The acquisition was financed with the issuance of 3,746,713 shares of the Company’s common stock with an approximate fair value of $5.5 million and $1.4 million of cash. The Company incurred transaction costs of approximately $0.3 million which resulted in a total purchase price of approximately $7.2 million.

Under the earn-out provisions of the ASIC Design Center acquisition agreement, the Company may have been required to pay up to an additional $14.5 million in the form of TranSwitch common stock or cash, at its option, if the ASIC Design Center achieved stipulated revenue and operating profit for the calendar year ending December 31, 2007. Such targets were not achieved, and therefore no additional payments were required to be made.

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

(1) The valuation of existing contracts of the ASIC Design Center was determined based on their estimated fair value at the acquisition date. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique used to value such contracts. The value assigned to the ASIC contracts is generally being amortized ratably over five years, which represents the estimated contract average remaining useful life. Amortization expenses of $0.1 million and $0.2 million were recognized during the three and six months ended June 30, 2008, respectively. Amortization expenses of $0.1 million and $0.2 million were recognized during the three and six months ended June 30, 2007, respectively.

(2) In connection with the purchase price allocation, the Company has estimated the fair value of the ASIC Design Center’s existing consulting and maintenance obligation related to deferred revenues. The estimated fair value of this obligation was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates the amount the Company would be required to pay a third party to assume the support obligations. As of June 30, 2008, the remaining obligation under deferred revenue was $0.2 million.

Note 7.    Inventories

The components of inventories follow:

(in thousands)	June 30, 2008	December 31, 2007
Raw material	$217	$401
Work-in-process	414	992
Finished goods	2,158	1,676
Total inventories	$2,789	$3,069

 Note 8.    Comprehensive Loss

The components of comprehensive loss were as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(4,320)	$(4,405)	$(9,814)	$(9,621)
Foreign currency translation adjustment	(277)	31	(23)	102
Total comprehensive loss	$(4,597)	$(4,374)	$(9,837)	$(9,519)

Note 9.    Restructuring and Asset Impairment Charges

During the three and six month periods ended June 30, 2008, the Company recorded a net restructuring credit of approximately $0.2 million and a net restructuring charge of approximately $0.1 million, respectively. The net charges of approximately $0.1 million for the six month period include approximately $0.3 million related to workforce reductions in Europe partially offset by approximately $0.2 million of benefits related to adjustments to certain sub-lease agreements relating to the Company’s excess facilities in Shelton, Connecticut.

During the three and six month periods ended June 30, 2007, the Company recorded a restructuring credit of approximately $0.1 million and a restructuring charge of approximately $0.6 million, respectively, relating to a workforce reduction of approximately 15 primarily research and development employees in the Company’s Shelton, Connecticut and Bedford, Massachusetts facilities.

A summary of the restructuring liabilities and activity follows:

(in thousands)	Activity for Six Months Ended June 30, 2008
	Restructuring Liabilities December 31, 2007	Restructuring Charges	Cash Payments, net of Receipts on Sublease Activity	Non-cash Items	Adjustments and Changes in Estimates	Restructuring Liabilities June 30, 2008
Employee termination benefits	$235	$307	$(501)	$—	$11	$52
Facility lease costs	20,731	—	(173)	—	(246)	20,312
Other	124	—	(1)	—	—	123
Totals	$21,090	$307	$(675)	$—	$(235)	$20,487

Note 10.    Investments in Non-Publicly Traded Companies

The Company owns convertible preferred stock of Opulan Technologies Corp. (Opulan). In addition, the Company has a 3% limited partnership interest in Neurone II, a venture capital fund organized as a limited partnership and a 0.42% limited partnership interest in Munich Venture Partners Fund. The Company accounts for these investments at cost. The financial condition of these companies is subject to significant changes resulting from their operating performance and their ability to obtain financing. The Company continually evaluates its investments in these companies for impairment.

For the three and six months ended June 30, 2008 and 2007, there were no impairment charges related to investments in non-publicly traded companies.

Note 11.    Investments in Short-term Marketable Securities

Investments in short-term marketable securities as of June 30, 2008 consist of corporate bonds and government securities. Such investments are stated at cost and accrued interest which approximates market.

Note 12.  Supplemental Cash Flow Information

The following represents supplemental cash flow information:

(in thousands)	Six Months Ended June 30,
	2008	2007
Cash paid for interest	$695	$830
Cash paid for income taxes	$116	$457

Note 13. Derivative Liability

As of June 30, 2008 the derivative liability consists exclusively of forward foreign exchange contracts which are shown at their estimated fair value. Changes in fair value are reflected in operations.

Note 14. Income Taxes

The provision for income taxes for the three and six months ended June 30, 2008 and 2007 relates to certain of TranSwitch’s subsidiaries located in foreign jurisdictions. The effective income tax rate differs from the U.S. federal statutory rate for the periods presented primarily due to foreign and state income taxes and increases in the valuation allowance for deferred income tax assets offset by non-deductible interest expense.

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

No shares were repurchased during the three months ended June 30, 2008. During the previous three months, the Company repurchased 166,350 shares at an average price of $0.68 per share for approximately $0.1 million, excluding commissions. As such, for the six months ended June 30, 2008, the Company’s total cost for repurchasing shares was approximately $0.1 million.

Note 16. Subsequent Events

Agreement and Plan of Merger.

On July 9, 2008, the Company announced that it entered into an Agreement and Plan of Merger with Centillium Communications, Inc. (“Centillium”).

Subject to the terms and conditions of the Merger Agreement, which has been unanimously approved by the boards of directors of the Company and Centillium, at the effective time and as a result of the merger, Centillium shareholders will receive an aggregate of 25 million shares of the Company’s common stock and $15 million in cash. Based on the Company’s closing stock price (as reported on the Nasdaq Global Market) of $1.11 per share on July 9, 2008, the transaction represents total consideration of approximately $42.8 million. The Company, as acquirer, will account for the merger using the purchase method of accounting.

 Transfer to Nasdaq Capital Market.

On July 30, 2008, the Company received notice from the Listing Qualifications Department of The NASDAQ Stock Market that the Company’s application to list its common stock on The NASDAQ Capital Market (the “Capital Market”) was approved. The Company’s common stock began trading on the Capital Market, and ceased trading on The NASDAQ Global Market, at the opening of business, July 30, 2008. The trading symbol for the Company’s common stock remains “TXCC.”

The NASDAQ Capital Market currently includes over 500 companies and operates in substantially the same manner as the NASDAQ Global Market. Securities listed on the NASDAQ Capital Market satisfy all applicable qualification requirements for NASDAQ securities and all companies listed on the NASDAQ Capital Market must meet certain financial requirements and adhere to NASDAQ’s corporate governance standards.

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

TranSwitch is a Delaware corporation incorporated on April 26, 1988. Our common stock trades on The NASDAQ Capital Market under the symbol “TXCC.”

In addition to an extensive portfolio of standard integrated circuit products addressing voice, data, wireless and video markets, we supply intellectual property core products for Ethernet applications. In 2007, we expanded our offerings to include custom design services and intellectual property cores for high definition video (HDMI) applications. Our combination of standard products, intellectual property cores and custom design services enables us to serve our customers’ needs more fully.

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

Broadband Access: This market segment includes equipment that provides “last mile” connectivity between the end customer and the network for broadband services. It includes systems for connectivity over copper wires based on DSL technology, fiber connectivity using Passive Optical Network (“PON”) technology or wireless connectivity using cellular, WiMAX or other technologies. Our products are incorporated into Broadband Access equipment, enabling telecommunications service providers to deliver next generation services such as voice, data and video over the broadband connection. Our customers in this market segment include Alcatel-Lucent, Nokia Siemens Networks and other ASIC Design Center customers.

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

During the quarter ended June 30, 2008, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2007. As of June 30, 2008 we had investments in debt securities classified as held to maturity which are stated at cost and accrued interest which approximates market. Further, we had forward exchange contract obligations stated at fair value. Neither item was present as of December 31, 2007.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues:
Product revenues	97%	91%	95%	94%
Service revenues	3%	9%	5%	6%
Total net revenues	100%	100%	100%	100%
Cost of revenues:
Product cost of revenues	39%	31%	36%	31%
Provision for excess and obsolete inventories	0%	5%	0%	3%
Service cost of revenues	1%	4%	4%	3%
Total cost of revenues	40%	40%	40%	37%
Gross profit	60%	60%	60%	63%
Operating expenses:
Research and development	65%	60%	69%	63%
Marketing and sales	23%	31%	25%	31%
General and administrative	16%	17%	18%	16%
Restructuring and asset impairment (credits) charges, net	(2%)	(1%)	1%	3%
Total operating expenses	102%	107%	113%	113%
Operating loss	( 42%)	( 47%)	( 53%)	( 50%)

Net Revenues

Net revenues, including product and service revenues, were $8.9 million and $16.4 million for the three and six months ended June 30, 2008, respectively. The revenues for the three months ended June 30, 2008 were approximately flat with the second quarter of 2007, while the revenues for the six months ended June 30, 2008 represented a decrease of 10% from the same period in 2007. The following table summarizes our net revenue mix for the three and six months ended June 30, 2008 and 2007:

(Tabular dollars in thousands)	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
	Revenues	Percent of Total Revenues	Revenues	Percent of Total Revenues	Percentage Increase (Decrease) in Revenues
Optical Transport	$4,986	56%	$6,083	68%	(18)%
Broadband Access	3,149	35%	1,474	17%	114%
Carrier Ethernet	315	4%	562	6%	(44)%
Non-Telecommunications	190	2%	—	—%	NA
Sub-total product revenues	8,640	97%	8,119	91%	6%
Service revenues	251	3%	756	9%	(67)%
Total	$8,891	100%	$8,875	100%	—%

(Tabular dollars in thousands)	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
	Revenues	Percent of Total Revenues	Revenues	Percent of Total Revenues	Percentage Increase (Decrease) in Revenues
Optical Transport	$9,220	56%	$11,428	63%	(19)%
Broadband Access	4,701	29%	4,442	24%	6%
Carrier Ethernet	1,077	7%	1,039	6%	4%
Non-Telecommunications	536	3%	148	1%	262%
Sub-total product revenues	15,534	95%	17,057	94%	(9)%
Service revenues	877	5%	1,104	6%	(21)%
Total	$16,411	100%	$18,161	100%	(10)%

Total product sales for the three months ended June 30, 2008 were $8.6 million as compared to $8.1 million for the three months ended June 30, 2007, an increase of $0.5 million or 6%. This increase in net product revenues for the second quarter of 2008 versus the comparable period of 2007 reflects increased sales of our Broadband Access products of $1.7 million, which is primarily from increased revenues from our ASIC Design Center. This increase was partially offset by decreased sales of our Optical Transport products of $1.1 million which is a result of lower sales for EtherPHAST 48 Plus.

For the six months ended June 30, 2008, total product sales were $15.5 million as compared to $17.0 million for the same period in 2007, a decrease of $1.5 million or 9%. This decrease in net product revenues for the first half of 2008 versus the first half of 2007 reflects decreased sales of our Optical Transport products of $2.2 million which is primarily from lower sales of EtherPHAST 48 Plus. This decrease was partially offset by lesser increases in sales of our Broadband Access and Non-telecommunications products.

Service revenues consist of design services performed for third parties on a short-term contract basis and technology licenses.

International net revenues represented approximately 84% of net revenues for the three and six months ended June 30, 2008.

Gross Profit

The following table presents the impact on gross profit of excess and obsolete inventory charges and benefits:

(in thousands)	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %
Gross Profit—as reported	$5,342	60%	$5,345	60%
Excess and obsolete inventory benefit	(336)	(4)%	(438)	(5)%
Excess and obsolete inventory charge	—	—	443	5%
Gross profit—as adjusted	$5,006	56%	$5,350	60%

(in thousands)	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %
Gross Profit—as reported	$9,927	60%	$11,466	63%
Excess and obsolete inventory benefit	(571)	(3)%	(716)	(4)%
Excess and obsolete inventory charge	23	—	443	2%
Gross profit—as adjusted	$9,379	57%	$11,193	61%

Total gross profit was approximately $5.3 million for both the three months ended June 30, 2008 and 2007. In the second quarter of 2008, there was no charge for excess and obsolete inventory as compared to a $0.4 million charge in the second quarter of 2007. The decrease in the charge for excess and obsolete inventory was partially offset by higher costs of product revenues due to increased sales of our lower margin ASIC products. This resulted in the gross profit for the three months ended June 30, 2008 being relatively flat from the comparable period of the prior year.

Total gross profit declined approximately $1.5 million for the six months ended June 30, 2008 as compared to the same period in 2007. The decrease in gross profit reflects lower total revenues along with increased sales of our lower margin ASIC products.

Excluding the benefit from sales of previously written down inventory and the impact of excess and obsolete inventory charges, gross profit as a percentage of net revenues decreased by 4% for both the three and six months ended June 30, 2008 as compared to the same periods in the prior year. We anticipate that gross profit will continue to be impacted by fluctuations in the volume and mix of our product shipments as well as material costs, yield and the fixed cost absorption of our product operations.

Research and Development

Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to electronic design automation tools, subcontracting and fabrication costs, depreciation and amortization, and facilities expenses. During the quarter ended June 30, 2008, research and development expenses increased $0.5 million, or 9% over the comparable period of 2007. This increase is a result of higher expenses in the second quarter of 2008 relating to a tapeout of our Taurus platform and increases related to our HDMI initiative partially offset by lower depreciation and amortization expenses.

Research and development expenses for the six months ended June 30, 2008 were essentially flat as compared to the same period in 2007. We had lower expenses in the first half of 2008 as compared to the first half of 2007 due to decreased depreciation and amortization and decreases in salaries and subcontracting costs as a result of workforce reductions and other cost cutting measures that were implemented in 2007. These decreases were offset by increased expenses at our Israeli location due to our HDMI initiative.

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

Marketing and Sales

Marketing and sales expenses consist primarily of personnel-related expenses, trade show expenses, travel expenses and facilities expenses. Marketing and sales expenses for the three months ended June 30, 2008 decreased by $0.8 million or 28% as compared to the three months ended June 30, 2007. For the six months ended June 30, 2008, marketing and sales expenses decreased by $1.4 million or 26% as compared to the same period in the prior year. These decreases were primarily from lower salaries and employee related expenses as a result of lower employee headcount during 2008 due to workforce reductions that occurred during 2007.

 General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, professional and legal fees, and facilities expenses.  General and administrative expenses for the three months ended June 30, 2008 decreased by $0.1 million as compared to the three months ended June 30, 2007.  General and administrative expenses for the six months ended June 30, 2008 were essentially flat as compared to the same period in the prior year.

Restructuring and Asset Impairment Charges, net

During the three months ended June 30, 2008 and 2007, we recorded restructuring credits of approximately $0.2 million and $0.1 million, respectively. For the six months ended June 30, 2008 and 2007, we recorded restructuring charges of approximately $0.1 million and $0.6 million, respectively.

During the first half of 2008, restructuring charges related to workforce reductions were partially offset by credits related to adjustments to certain sub-lease agreements relating to our excess facilities.

In the first half of 2007, we recorded restructuring charges associated with a workforce reduction of approximately 15 primarily research and development employees in our Shelton, Connecticut and Bedford, Massachusetts facilities.

Change in Fair Value of Derivative Liability

During the first quarter of 2008 we entered into a number of foreign exchange contracts to purchase Indian rupees to fund transactions denominated in that currency applicable to our India operations. For the three and six months ended June 30, 2008, we recorded other expense of approximately $0.2 million and $0.3 million, respectively, to reflect the change in the fair value of these derivative financial instruments. The fair value of the derivative liability for foreign exchange contracts outstanding at June 30, 2008 was a liability of $0.2 million.

For the three and six months ended June 30, 2007, we recorded other income of approximately $0.3 million and $0.4 million, respectively, to reflect the change in the fair value of the derivative liability resulting from the 5.45% Convertible Plus Cash Notes due 2007 (“Plus Cash Notes”).

Interest Expense, net

 Interest expense, net decreased from $0.4 million in the second quarter of 2007 to $0.3 million in 2008, reflecting lower interest income and lower interest expense. Interest income decreased as a result of lower market yields due to decreased interest rates and lower cash and investment balances. At June 30, 2008 and 2007, the effective interest rate on our interest-bearing securities was approximately 2.6% and 5.2%, respectively. Interest expense decreased due to lower debt balances resulting from the exchanges of our Plus Cash Notes in 2007 and the payment at maturity of the remaining outstanding Plus Cash Notes.

 Interest expense, net decreased from $0.7 million for the six months ended June 30, 2007 to $0.5 million for the six months ended June 30, 2008, reflecting lower interest income and lower interest expense. Interest income decreased as a result of lower market yields due to decreased interest rates and lower cash and investment balances. Interest expense decreased due to lower debt balances resulting from the exchanges of our Plus Cash Notes in 2007 and the payment at maturity of the remaining outstanding Plus Cash Notes.

Income Tax Expense

For the three months ended June 30, 2008 and 2007, income tax expense was $0.1 million and $0.1 million, respectively. For the six months ended June 30, 2008 and 2007, income tax expense was $0.3 million and $0.2 million, respectively. The amounts that were recorded reflect income taxes on the earnings of certain of our foreign subsidiaries.

During the six months ended June 30, 2008 and 2007, we evaluated our deferred income tax assets as to whether it is “more likely than not” that the deferred income tax assets will be realized. In our evaluation of the realizability of deferred income tax assets, we consider projections of future taxable income, the reversal of temporary differences and tax planning strategies. We have evaluated and determined that it is not “more likely than not” that all of the deferred income tax assets will be realized. Accordingly, a valuation allowance was recorded for all of our domestic net deferred income tax assets. In future periods, we will not recognize a deferred tax benefit and will maintain a deferred tax valuation allowance until we achieve sustained U.S. taxable income. Additionally, in the future, we expect our current income tax expense to be related to taxable income generated by our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008 and December 31, 2007, we had total cash, cash equivalents and investments in marketable securities of approximately $26.6 million and $34.1 million, respectively. This is our primary source of liquidity, as we are not currently generating positive cash flow from our operations. A summary of our cash, cash equivalents and investments in marketable securities and future commitments are detailed as follows:

Cash, Cash Equivalents and Short-term Investments in Marketable Securities

We have financed our operations and have met our capital requirements since incorporation in 1988 primarily through private and public issuances of equity securities, convertible notes, bank borrowings and, for certain years, cash generated from operations. Our principal sources of liquidity as of June 30, 2008, consisted of $26.6 million in cash and cash equivalents and marketable securities. Cash equivalents are instruments with original maturities of less than 90 days and short-term investments have original maturities of greater than 90 days but remaining maturities of less than one year. Our cash equivalents and investments as of June 30, 2008 consist of money market instruments, corporate bonds, and government securities.

We believe that our existing cash and cash equivalents as of June 30, 2008 will be sufficient to fund operating losses, capital expenditures and provide adequate working capital for at least the next twelve months. However, there can be no assurance that events in the future will not require us to seek additional capital and, if so required, that capital will be available on terms favorable or acceptable to us, if at all.

A summary of the net change in total cash and investments follows:

(in thousands)	June 30, 2008	December 31, 2007	Change	June 30, 2007	December 31, 2006	Change
Cash and Cash equivalents	$21,685	$34,098	($ 12,413)	$50,384	$57,723	($ 7,339)
Short term investments	4,880	-	4,880	-	-	-
Total Cash and investments	$26,565	$34,098	($ 7,533)	$50,384	$57,723	($ 7,339)

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

We have outstanding operating lease commitments of approximately $33.8 million, payable over the next nine years. Some of these commitments are for space that is not being utilized and, for which we recorded restructuring charges in prior periods. We are in the process of trying to sublease additional excess space but it is unlikely that any sublease income generated will offset the entire future commitment. As of June 30, 2008, we have sublease agreements totaling approximately $2.6 million to rent portions of our excess facilities over the next two years. We currently believe that we can fund these lease commitments in the future; however, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

We have also pledged approximately $0.1 million in available cash and cash equivalents as collateral for stand-by letters of credit that guarantee certain long-term property lease obligations.

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

During the three months ended June 30, 2008, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 1A.    RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007 other than as provided below.

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

 We have outstanding operating lease commitments of approximately $33.8 million, payable over the next nine years. Some of these commitments are for space that is not being utilized and, for which, we recorded restructuring charges in prior periods. We are in the process of trying to sublease additional excess space but it is unlikely that any sublease income generated will offset the entire future commitment. As of June 30, 2008, we have sublease agreements totaling approximately $2.6 million to rent portions of our excess facilities over the next two years. We currently believe that we can fund these lease commitments in the future; however, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

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

Risks Relating to the Proposed Merger with Centillium Communications, Inc.

We may fail to realize the anticipated benefits of the merger.

The success of the merger will depend on, among other things, our ability to realize anticipated cost savings and to combine the businesses of TranSwitch and Centillium in a manner that does not materially disrupt Centillium’s existing customer relationships or otherwise result in decreased revenues, and that allows us to capitalize on Centillium’s growth opportunities. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

TranSwitch and Centillium have operated and, until the completion of the merger, will continue to operate independently. It is possible that the integration process could result in the loss of key employees, the disruption of our or Centillium’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that could adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger. For instance, our employee compensation policies may differ from Centillium’s employee compensation policies. To realize the benefits of the merger, we must retain Centillium’s key employees.

The market price of the shares of our common stock may be affected by factors different from those affecting the shares of Centillium common stock.

Upon completion of the merger, holders of Centillium common stock will become holders of our common stock. Some of our current businesses and markets differ from those of Centillium and, accordingly, the results of our operations after the merger may be affected by factors different from those currently affecting the results of operations of Centillium.

Our failure to operate and manage the combined company effectively could have a material adverse effect on our business, financial condition and operating results.

We will need to meet significant challenges to realize the expected benefits and synergies of the merger. These challenges include:

•	integrating the management teams, strategies, cultures and operations of the two companies;
•	retaining and assimilating the key personnel of each company;
•	integrating sales and business development operations;
•	retaining existing customers of each company;

•	developing new products and services that utilize the technologies and resources of both companies; and
•	creating uniform standards, controls, procedures, policies and information systems.

The accomplishment of these post-merger objectives will involve considerable risk, including:

•	the potential disruption of each company’s ongoing business and distraction of their respective management teams;

•	the difficulty of incorporating acquired technology and rights into our products and services;

•	unanticipated expenses related to technology integration; and

•	potential unknown liabilities associated with the merger.

If we do not succeed in addressing these challenges or any other problems encountered in connection with the merger, our operating results and financial condition could be adversely affected.

The market price of our common stock may decline as a result of the merger.

The market price of our common stock may decline as a result of the merger for a number of reasons, including:

•	the integration of Centillium by TranSwitch may be unsuccessful;

•	we may not achieve the perceived benefits of the merger as rapidly as, or to the extent, anticipated by financial or industry analysts; or

•	the effect of the merger on our financial results may not be consistent with the expectations of financial or industry analysts.

These factors are, to some extent, beyond our control. In addition, for Centillium stockholders who hold their shares in certificated form, there will be a time period between the effective time of the merger and the time when Centillium stockholders actually receive book-entry shares evidencing our common stock. Until book-entry shares are received, Centillium stockholders will not be able to sell their shares of our common stock in the open market and, thus, will not be able to avoid losses resulting from any decline in the market price of Centillium common stock during this period.

Uncertainty regarding the merger may cause customers and suppliers to delay or defer decisions concerning TranSwitch and Centillium.

The merger will happen only if stated conditions are met, including the adoption and approval of the merger agreement and the transactions contemplated thereby by Centillium’s stockholders. Many of the conditions are outside the control of Centillium and TranSwitch, and both parties also have stated rights to terminate the merger agreement. Accordingly, there may be uncertainty regarding the completion of the merger. This uncertainty may cause customers and suppliers to delay or defer decisions concerning Centillium or TranSwitch, which could negatively affect our respective businesses. Customers and suppliers may also seek to change existing agreements with Centillium or TranSwitch as a result of the merger. Similarly, uncertainty regarding the completion of the merger may cause resellers to delay or defer decisions concerning, or seek to change existing agreements with, Centillium, which could negatively affect our business. Any delay or deferral of those decisions or changes in existing agreements could have a material adverse effect on the respective businesses of Centillium and TranSwitch, regardless of whether the merger is ultimately completed. Moreover, diversion of management focus and resources from the day-to-day operation of the business to matters relating to the merger could have a material adverse effect on each company’s business, regardless of whether the merger is completed. Furthermore, under several third party contracts that are important to Centillium’s business, the third parties may have the right to terminate their agreements with Centillium as a result of the merger, unless their consent to the merger is obtained. If Centillium is unable to obtain requisite third party consents, operation of Centillium’s business after the closing could be adversely affected, and in turn could adversely affect our business.

Failure to retain key employees could diminish the anticipated benefits of the merger.

The success of the merger will depend in part on the retention of personnel critical to the business and operations of the combined company due to, for example, their technical skills or management expertise. Employees may experience uncertainty about their future role with Centillium until strategies with regard to these employees are announced or executed. If Centillium is unable to retain personnel that are critical to the successful integration and future operations of the companies, Centillium and TranSwitch could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the merger.

The merger may go forward in certain circumstances even if we or Centillium suffers a material adverse effect.

In general, either party can refuse to complete the merger if a material adverse effect occurs with regard to the other party before the closing. However, neither party may refuse to complete the merger on that basis as a result of any change, event, circumstance or condition resulting from:

•	any failure by the party to meet any projections or forecasts or revenue or earnings predictions;

•	any change in the stock price or trading volume of Centillium common stock in the case of Centillium or our common stock in the case of TranSwitch, in and of itself;

•
any change, effect or circumstance resulting from the announcement or pendency of the merger agreement or the consummation of the transactions contemplated by the merger agreement or the compliance with the terms of the merger agreement;

•	changes affecting any of the industries in which either we or Centillium operates, to the extent they do not affect us or Centillium, as applicable, disproportionately;

•
changes in general economic or political conditions or the securities market in general (whether as a result of acts of terrorism, war (whether or not declared), armed conflicts or otherwise) to the extent they do not disproportionately affect TranSwitch or Centillium, as applicable;

•	changes resulting from change in any domestic (federal, state of local) or foreign law, statute, ordinance, rule, regulation, order, judgment or decree; or

•	changes to general accounting requirements.

If adverse changes occur but we and Centillium must still complete the merger, our stock price may suffer. This in turn may reduce the value of the merger to Centillium stockholders.

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
We did not repurchase any share during the three months ended June 30, 2008. During the six months ended June 30, 2008, we repurchased 166,350 shares at an average price of $0.68 per share for approximately $0.1 million, excluding approximately $5,000 of commissions. For the six months ended June 30, 2008, our total cost for repurchasing shares was approximately $0.1 million.

Issuer Purchases of Equity Securities (table in thousands, except per share amounts)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
February 1-29, 2008	120	$0.67	120	$9,919
March 1-31, 2008	46	$0.69	46	$9,887
Total	166	$0.68	166

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 22, 2008. At the meeting, the stockholders of the Company voted on the following matters:

1) The election of the Board of Directors for the ensuing year as set forth in the following table:

	Number of Shares/ Votes For	Withheld Authority
Dr. Santanu Das	108,042,642	2,195,809
Mr. Alfred F. Boschulte	89,285,978	20,952,473
Dr. Hagen Hultzsch	89,330,166	20,908,285
Mr. Gerald F. Montry	106,470,304	3,768,147
Mr. James M. Pagos	91,240,404	18,998,047
Dr. Albert E. Paladino	90,766,403	19,472,048
Mr. Thomas H. Baer	108,773,458	1,464,993
Mr. Herbert Chen	109,017,566	1,220,885

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

For	43,155,045
Against	19,204,891
Abstain	531,121

3) The ratification of UHY LLP to be the independent certified public accountants for the fiscal year ending December 31, 2008. After a motion was duly made and seconded, the holders of a majority of the Corporation’s common stock voted to approve the proposed amendment. The holders of common stock of the Company voted as set forth in the following table:

For	102,501,918
Against	7,124,031
Abstain	612,502

4) On the proposal to approve the TranSwitch Corporation 2008 Equity Incentive Plan allowing the Compensation Committee of the Board of Directors to grant equity to attract and retain key employees. After a motion was duly made and seconded, the holders of a majority of the Corporation’s common stock voted to approve the proposed amendment. The holders of common stock of the Company voted as set forth in the following table:

For	92,193,530
Against	14,136,265
Abstain	3,908,656

ITEM 6.     EXHIBITS

Exhibit 3.1
Amended and Restated Certificate of Incorporation, as amended to date (previously filed as Exhibit 3.1 to TranSwitch’s quarterly report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

Exhibit 3.2
Second Amended and Restated By-Laws (previously filed as Exhibit 3.1 to TranSwitch’s current report on Form 8-K as filed with the Securities and Exchange Commission on October 17, 2007 and incorporated herein by reference).

Exhibit 10.1
Agreement and Plan of Merger by and among TranSwitch Corporation, Centillium Communications, Inc., Sonnet Acquisition Corporation and Haiku Acquisition Corporation, dated as of July 9, 2008 (previously filed as Exhibit 10.1 to TranSwitch’s current report on Form 8-K as filed with the Securities and Exchange Commission on July 11, 2008 and incorporated herein by reference).

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

TRANSWITCH CORPORATION

August 8, 2008	/s/ Dr. Santanu Das
Date	Dr. Santanu Das Chief Executive Officer and President (Chief Executive Officer)

August 8, 2008	/s/ Robert A. Bosi
Date	Robert A. Bosi Vice President and Chief Financial Officer (Chief Financial Officer)