Form 10-K/A
period 2007-12-31
TRANSWITCH CORP /DE
filed 2008-09-17
CIK 944739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference in Part III of this Form 10-K Report:

(1) Proxy Statement for the Registrant’s 2007 Annual Meeting of Shareholders—Items 10, 11, 12, 13 and 14.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A of TranSwitch Corporation (Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2007) amends disclosure in Part II, Item 7 — Management’s Discussion and Analysis of Financial Conditions and Results of Operations (Gross Profit), and Part II, Item 8, Note 4 — Financial Statements and Supplementary Data (Notes to Consolidated Financial Statements) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-25996).

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

Management believes that the non-GAAP presentation above best portrays the impact in 2007 and 2006 of decisions to write down inventory in previous years. Management believes that this information would be useful to investors in assessing gross profit trends.

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

The Company recorded charges for excess and obsolete inventories totaling approximately $0.4 and $0.6 million during 2007 and 2006, respectively. The effect of these inventory provisions was to write inventory down to a new cost basis of zero for these items. During 2007, 2006 and 2005, the Company sold certain products that had previously been written down to a cost basis of zero.

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

(a)(3) Exhibits

3.1	Amended and Restated Certificate of Incorporation, as amended to date (previously filed as Exhibit 3.1 to TranSwitch’s quarterly report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

3.2	Second Amended and Restated By-Laws, (previously filed as Exhibit 3.1 to TranSwitch’s current report on Form 8-K as filed with the SEC on October 17, 2007 and incorporated herein by reference).

4.1	Specimen certificate representing the common stock of TranSwitch Corporation (previously filed as Exhibit 4.1 to TranSwitch’s quarterly report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

4.2	Rights Agreement, dated as of October 1, 2001, between TranSwitch Corporation and EquiServe Trust Company, N.A., which includes the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares (previously filed as Exhibit 1 to TranSwitch’s Registration Statement No. 0-25996 on Form 8-A filed on October 2, 2001 and incorporated by reference herein).

4.3	Indenture dated July 6, 2007 by and between TranSwitch Corporation and U.S. Bank National Association, as trustee (previously filed as Exhibit 4.1 to TranSwitch’s current report on Form 8-K as filed with the SEC on July 6, 2007 and incorporated herein by reference).

4.4	Amendment No. 1 to the Rights Agreement, between TranSwitch and Computershare Trust Company, N.A. (formerly known as Equiserve Trust Company, N.A) as Rights Agent, dated as of February 24, 2006. (previously filed as Exhibit 1.1 to the company’s current report on Form 8-K as filed on February 28, 2006 and incorporated herein by reference).

4.5	2005 Employee Stock Purchase Plan (filed as Exhibit 4.2 to the Company’s registration statement on Form S-8 (File No. 333-126129) and incorporated herein by reference).*

4.6	Form of Employee Stock Purchase Plan Enrollment Authorization Form (previously filed as Exhibit 4.3 to the Company’s registration statement on Form S-8 (File No. 333-126129) and incorporated herein by reference).

4.7	Form of Employee Stock Purchase Plan Change / Withdrawal Authorization Form (previously filed as Exhibit 4.4 to the Company’s registration statement on Form S-8 (File No. 333-126129) and incorporated herein by reference).

10.1	Third Amended and Restated 1995 Stock Option Plan, as amended (previously filed as an exhibit to the company’s current report on Form 8-K as filed on May 23, 2005).*

10.2	1995 Non-Employee Director Stock Option Plan, as amended (previously filed as Exhibit 4.4 to the TranSwitch’s Registration Statement on Form S-8 (File No. 333-89798) and incorporated herein by reference).*

10.3	Form of Incentive Stock Option Agreement under the 1995 Stock Plan (previously filed as an exhibit to the TranSwitch’s Registration Statement on Form S-8 (File No. 33-94234) and incorporated herein by reference).

10.4	Form of Non-Qualified Stock Option Agreement under the 1995 Stock Plan (previously filed as an exhibit to the TranSwitch’s Registration Statement on Form S-8 (File No. 33-94234) and incorporated herein by reference).

10.5	Form of Non-Qualified Stock Option Agreement under the 1995 Non-Employee Director Stock Option Plan (previously filed as an exhibit to the TranSwitch’s Registration Statement on Form S-8 (File No. 33-94234) and incorporated herein by reference).

10.6	Lease Agreement, as amended, with Robert D. Scinto (previously filed as Exhibit 10.14 to the TranSwitch’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10.7	2000 Stock Option Plan (previously filed as Exhibit 4.2 to TranSwitch’s Registration Statement on Form S-8 (File No. 333-75800) and incorporated by reference herein).

10.8	Form of Non-Qualified Stock Option Agreement under the 2000 Stock Option Plan (previously filed as Exhibit 4.3 to TranSwitch’s Registration Statement on Form S-8 (File No. 333-75800) and incorporated by reference herein).

10.9	1999 Stock Incentive Plan of Onex Communications Corporation (previously filed as Exhibit 4.2 to TranSwitch’s Registration Statement on Form S-8 (File No. 333-70344) and incorporated by reference herein).

10.10	Form of Incentive Stock Option Agreement under the 1999 Stock Incentive Plan of Onex Communications Corporation (previously filed as Exhibit 4.3 to TranSwitch’s Registration Statement on Form S-8 (File No. 333-70344) and incorporated by reference herein).

10.11	Asset Purchase Agreement by and among TranSwitch Corporation, TranSwitch (Israel) Ltd. and Data-JCE Ltd., dated as of December 5, 2006 (previously filed as Exhibit 2.1 to TranSwitch’s Registration Statement on Form S-3 (File No. 333-140509) and incorporated herein by reference).

10.12	Escrow Agreement by and among TranSwitch Corporation, Data-JCE Ltd. and U.S. Bank National Association, dated as of January 11, 2007 (previously filed as Exhibit 2.2 to TranSwitch’s Registration Statement on Form S-3 (File No. 333-140509) and incorporated herein by reference).

10.13	Registration Rights Agreement by and among TranSwitch Corporation and Data-JCE Ltd. dated as of January 11, 2007 (previously filed as Exhibit 2.3 to TranSwitch’s Registration Statement on Form S-3 (File No. 333-140509) and incorporated herein by reference).

10.14	Form of Director Non-Qualified Stock Option Agreement under the Third Amended and Restated 1995 Stock Option Plan, as amended (previously filed as Exhibit 10.1 to TranSwitch’s current report on Form 8-K as filed with the SEC on May 25, 2007 and incorporated herein by reference).

10.15	Form of Exchange and Purchase Agreement, dated as of June 29, 2007 (previously filed as Exhibit 10.1 to TranSwitch’s current report on Form 8-K as filed with the SEC on July 6, 2007 and incorporated herein by reference).

10.16	Registration Rights Agreement dated July 6, 2007 by and among TranSwitch Corporation and the Initial Purchasers named therein (previously filed as Exhibit 10.2 to TranSwitch’s current report on Form 8-K as filed with the SEC on July 6, 2007 and incorporated herein by reference).

10.17	Executive Services Agreement, dated December 21, 2007 by and between TranSwitch Corporation and Tatum LLC (previously filed as Exhibit 10.1 to TranSwitch’s current report on Form 8-K as filed with the SEC on December 26, 2007).*

11.1	Computation of Loss Per Share.**

12.1	Computation of Ratio of Earnings to Fixed Charges.**

21.1	Subsidiaries of the Company.**

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	CEO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	CFO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	CEO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	CFO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Indicates management contract or compensatory plan, contract or arrangement identified as required in Item 15(a)(3) of Form 10-K
**	Previously filed

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

TRANSWITCH CORPORATION

By:	/S/ MR. ROBERT A. BOSI
Mr. Robert A. Bosi
Vice President and Chief Financial Officer

September 16, 2008

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

Name and Signature	Title(s)	Date

/s/ DR. SANTANU DAS Dr. Santanu Das	President and Chief Executive Officer (principal executive officer)	September 16, 2008

/s/ ROBERT A. BOSI Mr. Robert A. Bosi	Vice President and Chief Financial Officer (principal financial and accounting officer)	September 16, 2008

* Mr. Gerald F. Montry	Director and Chairman of the Board	September 16, 2008

* Mr. Alfred F. Boschulte	Director	September 16, 2008

* Mr. James M. Pagos	Director	September 16, 2008

* Dr. Albert E. Paladino	Director	September 16, 2008

* Dr. Hagen Hultzsch	Director	September 16, 2008

Mr. Herbert Chen	Director	September 16, 2008

Mr. Thomas Baer	Director	September 16, 2008

* /s/ ROBERT A. BOSI Mr. Robert A. Bosi	Attorney-in-fact	September 16, 2008