Form 10-Q/A
period 2008-03-31
TRANSWITCH CORP /DE
filed 2008-09-17
CIK 944739

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A of TranSwitch Corporation (Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2008) amends disclosure in Part I, Item 1, Notes 3 and 10 - Financial Statements (Notes to Unaudited Consolidated Financial Statements) and Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations (Gross Profit)  (File No. 000-25996).

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

Note 3. Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring the fair value of assets and liabilities, and expands disclosure requirements regarding the fair value measurement. SFAS 157 does not expand the use of fair value measurements. SFAS 157 also specifies a hierarchy of valuation techniques which requires an entity to maximize the use of observable inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets are available for identical assets and liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data.

Level 3 - Unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

This statement, as issued, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 2008. As such, the Company adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities only. There was no significant effect on the Company’s financial statements. As of March 31, 2008, the Company’s financial assets included held to maturity investments in marketable securities and investments in non-publicly traded companies; financial liabilities included derivatives for forward contracts. Only the financial derivative liabilities are measured at fair value on a recurring basis. Fair value was determined based on quoted prices for similar liabilities in active markets or inputs that are observable either directly or indirectly through market corroboration for substantially the full term of the financial instrument. A columnar summary as of March 31, 2008 follows:

(in thousands)
Account Category	Carrying Amount as of March 31, 2008	Fair Value Hierarchy Significant Other Observable Inputs - Level 2
Derivative liability for foreign exchange contracts	$24	$24
	$24	$24

The Company considers fair value for its investments in held to maturity marketable securities and its investments in non-publicly traded companies for purposes of determining asset impairment losses. There were no impairment losses for the quarter ended March 31, 2008. As such, neither category of asset has been measured at fair value on a nonrecurring basis.

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

Note 10.    Investments in Non-Publicly Traded Companies

The Company owns convertible preferred stock of Opulan Technologies Corp. (Opulan). In addition, the Company has a 3% limited partnership interest in Neurone II, a venture capital fund organized as a limited partnership and a 0.42% limited partnership interest in Munich Venture Partners Fund. The Company accounts for these investments at cost. The financial condition of these companies is subject to significant changes resulting from their operating performance and their ability to obtain financing. The Company continually evaluates its investments in these companies for impairment and adopted SFAS 157 as of January 1, 2008 to measure impairment.

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

Management believes that the non-GAAP presentation above best portrays the impact in 2008 and 2007 of decisions to write down inventory in previous years. Management believes that this information would be useful to investors in assessing gross profit trends.

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

TRANSWITCH CORPORATION

September 16, 2008	/s/ Dr. Santanu Das
Date	Dr. Santanu Das Chief Executive Officer and President (Chief Executive Officer)

September 16, 2008	/s/ Robert A. Bosi
Date	Robert A. Bosi Vice President and Chief Financial Officer (Chief Financial Officer)