Form 10-Q/A
period 2008-06-30
TRANSWITCH CORP /DE
filed 2008-09-17
CIK 944739

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A of TranSwitch Corporation (Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008) amends disclosure in Part 1, Item 1, Notes 3 and 10 - Financial Statements (Notes to Unaudited Consolidated Financial Statements) and Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations (Gross Profit) (File No. 000-25996).

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

This statement, as issued, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 2008. As such, the Company adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities only. There was no significant effect on the Company’s financial statements. As of June 30, 2008, the Company’s financial assets included held to maturity investments in marketable securities and investments in non-publicly traded companies; financial liabilities included derivatives for forward contracts. Only the financial derivative liabilities are measured at fair value on a recurring basis. Fair value was determined based on quoted prices for similar liabilities in active markets or inputs that are observable either directly or indirectly through market corroboration for substantially the full term of the financial instrument. A columnar summary as of June 30, 2008 follows:

(in thousands)
Account Category	Carrying Amount as of June 30, 2008	Fair Value Hierarchy Significant Other Observable Inputs - Level 2
Derivative liability for foreign exchange contracts	$205	$205
	$205	$205

The Company considers fair value for its investments in held to maturity marketable securities and its investments in non-publicly traded companies for purposes of determining asset impairment losses. There were no impairment losses for the three or six months ended June 30, 2008. As such, neither category of asset has been measured at fair value on a nonrecurring basis.

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