Form 10-Q
period 2008-09-30
TRANSWITCH CORP /DE
filed 2008-11-10
CIK 944739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2008

or

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

At November 7 , 2008, there were 158,631,788 shares of Common Stock, par value $.001 per share, of the Registrant outstanding.

TRANSWITCH CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended September 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$15,902	$34,098
Restricted cash	719	—
Short-term investments in marketable securities	5,446	—
Accounts receivable, net	7,022	6,850
Inventories	2,947	3,069
Prepaid expenses and other current assets	1,527	1,510

Total current assets	33,563	45,527

Property and equipment, net	3,107	5,116
Goodwill	10,075	10,075
Contracts and other intangible assets, net	1,166	1,483
Investments in non-publicly traded companies	2,963	2,898
Deferred financing costs, net	1,149	1,581
Other assets, including deferred business acquisition costs of $1,432 in 2008	2,407	907

Total assets	$54,430	$67,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,668	$1,665
Accrued expenses and other current liabilities	3,233	3,164
Accrued compensation and benefits	2,526	2,207
Accrued stock rotation and sales allowances	11	159
Accrued interest	—	341
Restructuring liabilities	1,050	844
Obligation under deferred revenue	180	280
Derivative liability for foreign exchange contracts	179	—

Total current liabilities	8,847	8,660

Restructuring liabilities	19,340	20,246
5.45% Convertible Notes due 2010	25,013	25,013

Total liabilities	53,200	53,919

Stockholders’ equity:
Common stock, $.001 par value: 300,000,000 shares authorized; 133,502,738 and 133,098,432 shares issued at September 30, 2008 and December 31, 2007	134	133
Additional paid-in capital	355,967	354,813
Accumulated other comprehensive income - currency translation	153	858
Accumulated deficit	(354,906)	(342,136)
Common stock held in treasury (166,350 shares), at cost	(118)	—

Total stockholders’ equity	1,230	13,668

Total liabilities and stockholders’ equity	$54,430	$67,587

See accompanying notes to unaudited consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenues:
Product revenues	$9,896	$6,175	$25,430	$23,232
Service revenues	602	1,059	1,479	2,163
Total net revenues	10,498	7,234	26,909	25,395
Cost of revenues:
Cost of product revenues	4,207	2,265	10,081	7,926
Provision for excess and obsolete inventories	114	—	137	443
Cost of service revenues	196	288	783	879
Total cost of revenues	4,517	2,553	11,001	9,248
Gross profit	5,981	4,681	15,908	16,147
Operating expenses:
Research and development	5,557	5,226	16,935	16,669
Marketing and sales	1,804	2,325	5,934	7,897
General and administrative	1,406	1,288	4,378	4,252
Restructuring (credits) charges, net	(47)	—	25	647
Total operating expenses	8,720	8,839	27,272	29,465
Operating loss	(2,739)	(4,158)	(11,364)	(13,318)
Other income (expense):
Change in fair value of derivative liability	(92)	596	(347)	980
Loss on extinguishment of debt	—	(351)	—	(351)
Impairment of investments	—	(109)	—	(109)
Other income	242	—	100	—
Interest:
Interest income	221	612	680	1,991
Interest expense	(487)	(959)	(1,470)	(2,999)
Interest expense, net	(266)	(347)	(790)	(1,008)
Total other expense, net	(116)	(211)	(1,037)	(488)
Loss before income taxes	(2,855)	(4,369)	(12,401)	(13,806)
Income taxes	101	111	369	295
Net loss	$(2,956)	$(4,480)	$(12,770)	$(14,101)

Basic and diluted net loss per common share	$(0.02)	$(0.03)	$(0.10)	$(0.11)
Basic and diluted average common shares outstanding	133,457	132,990	133,309	132,344

See accompanying notes to unaudited consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)
(unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net loss	$(12,770)	$(14,101)
Adjustments to reconcile net loss to net cash used by operating activities, net of effects of acquisitions:
Depreciation and amortization	2,839	3,493
Amortization of debt discount and deferred financing fees	432	1,393
Provision for excess and obsolete inventories	137	443
Provision for doubtful accounts	(139)	111
Loss on extinguishment of debt	—	351
Loss on retirement of property and equipment	58	—
Non-cash restructuring charges	—	58
Stock-based compensation expense	1,024	1,515
Impairment of investments	—	109
Change in fair value of derivative liability	179	(980)
Changes in operating assets and liabilities:
Accounts receivable	(33)	(1,006)
Inventories	(15)	207
Prepaid expenses and other assets	(159)	(356)
Accounts payable	3	214
Accrued expenses and other current liabilities	(101)	(433)
Obligation under deferred revenue	(100)	160
Restructuring liabilities	(700)	(513)

Net cash used by operating activities	(9,345)	(9,335)

Investing activities:
Capital expenditures	(622)	(1,405)
Investments in non-publicly traded companies	(65)	(12)
Acquisition of business, net of cash acquired	—	(1,650)
Deferred business acquisition costs	(1,432)	—
Increase in restricted cash	(719)	—
Proceeds from sales and maturities of short-term investments in marketable securities	5,184	—
Purchases of short-term investments in marketable securities	(10,630)	—

Net cash used by investing activities	(8,284)	(3,067)

Financing activities:

Issuance of common stock under employee stock plans	131	1,321
Payments to extinguish debt (net of amounts exchanged)	—	(8,908)
Proceeds from issuance of debt (net of fees)	—	1,901
Purchase of 166,350 shares of common stock for treasury	(118)	—

Net cash (used) provided by financing activities	13	(5,686)

Effect of exchange rate changes on cash and cash equivalents	(580)	275

Change in cash and cash equivalents	(18,196)	(17,813)
Cash and cash equivalents at beginning of period	34,098	57,723

Cash and cash equivalents at end of period	$15,902	$39,910

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

 Note 2.  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of TranSwitch have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. These financial statements are prepared on a consistent basis with, and should be read in conjunction with, the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2007, contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on September 17, 2008. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation. The results of operations for any interim period are not necessarily indicative of the results that may be achieved for the full year.

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

Level 1 – Quoted prices in active markets are available for identical assets and liabilities.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

This statement, as issued, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 2008. As such, the Company adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities only. There was no significant effect on the Company’s financial statements. As of September 30, 2008, the Company’s financial assets included held to maturity investments in marketable securities and investments in non-publicly traded companies; financial liabilities included derivatives for forward contracts. Only the financial derivative liabilities are measured at fair value on a recurring basis. Fair value was determined based on quoted prices for similar liabilities in active markets or inputs that are observable either directly or indirectly through market corroboration for substantially the full term of the financial instrument. A columnar summary as of September 30, 2008 follows:

(in thousands)

Account Category	Carrying Amount as of September 30, 2008	Fair Value Hierarchy Significant Other Observable Inputs - Level 2
Derivative liability for foreign exchange contracts	$179	$179
	$179	$179

The Company considers fair value for its investments in held to maturity marketable securities and its investments in non-publicly traded companies for purposes of determining asset impairment losses. There were no impairment losses for the three or nine months ended September 30, 2008. As such, neither category of asset has been measured at fair value on a nonrecurring basis.

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

Stock-based compensation expense is as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of Sales	$13	$24	$47	$66
Research and Development	181	163	620	588
Marketing and Sales	35	106	112	383
General and Administration	68	139	245	478
Total Stock-Based Compensation	$297	$432	$1,024	$1,515

Note 5. Loss Per Common Share

Basic loss and diluted loss per common share amounts are based upon the weighted average common shares outstanding during the periods. All “in-the-money” stock options for the three and nine months ended September 30, 2008 and 2007, respectively, and shares issuable upon the conversion of the 5.45% Convertible Notes due 2010 were anti-dilutive.

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

(1) The valuation of existing contracts of the ASIC Design Center was determined based on their estimated fair value at the acquisition date. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique used to value such contracts. The value assigned to the ASIC contracts is generally being amortized ratably over five years, which represents the estimated contract average remaining useful life. Amortization expenses of $0.1 million and $0.3 million were recognized during the three and nine months ended September 30, 2008, respectively. Amortization expenses of $0.1 million and $0.3 million were recognized during the three and nine months ended September 30, 2007, respectively.

(2) In connection with the purchase price allocation, the Company has estimated the fair value of the ASIC Design Center’s existing consulting and maintenance obligation related to deferred revenues. The estimated fair value of this obligation was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates the amount the Company would be required to pay a third party to assume the support obligations. As of September 30, 2008, the remaining obligation under deferred revenue was $0.2 million.

Note 7. Restricted Cash

At September 30, 2008, the Company’s liquidity is affected by restricted cash balances of approximately $0.7 million, which are included in current assets and are not available for general corporate use. The Company has pledged the $0.7 million in cash as collateral for stand-by letters of credit that guarantee certain long-term property lease obligations and to support customer credit requirements.

Note 8.    Inventories

The components of inventories follow:

(in thousands)	September 30, 2008	December 31, 2007
Raw material	$249	$401

Work-in-process	908	992

Finished goods	1,790	1,676

Total inventories	$2,947	$3,069

 Note 9.    Comprehensive Loss

The components of comprehensive loss were as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(2,956)	$(4,480)	$(12,770)	$(14,101)
Foreign currency translation adjustment	(683)	226	(706)	328
Total comprehensive loss	$(3,639)	$(4,254)	$(13,476)	$(13,773)

Note 10.    Restructuring and Asset Impairment Charges

During the three and nine month periods ended September 30, 2008, the Company recorded a net restructuring credit of approximately $47,000 and a net restructuring charge of approximately $25,000, respectively. The net charge of approximately $25,000 for the nine month period includes charges of approximately $0.3 million related to workforce reductions in Europe partially offset by approximately $0.2 million of benefits related to adjustments to certain sub-lease agreements relating to the Company’s excess facilities in Shelton, Connecticut.

During the three and nine month periods ended September 30, 2007, the Company recorded restructuring charges of approximately zero and $0.6 million, respectively, relating to a workforce reduction of approximately 15 primarily research and development employees in the Company’s Shelton, Connecticut and Bedford, Massachusetts facilities.

A summary of the restructuring liabilities and activity follows:

(in thousands)	Activity for the Nine Months Ended September 30, 2008
	Restructuring Liabilities December 31, 2007	Restructuring Charges	Cash Payments, net of Receipts on Sublease Activity	Non-cash Items	Adjustments and Changes in Estimates	Restructuring Liabilities September 30, 2008
Employee termination benefits	$235	$307	$(502)	$—	$(36)	$4
Facility lease costs	20,731	—	(222)	—	(246)	20,263
Other	124	—	(1)	—	—	123
Totals	$21,090	$307	$(725)	$—	$(282)	$20,390

Note 11.    Investments in Non-Publicly Traded Companies

The Company owns convertible preferred stock of Opulan Technologies Corp. (“Opulan”). In addition, the Company has a 3% limited partnership interest in Neurone II, a venture capital fund organized as a limited partnership and a 0.42% limited partnership interest in Munich Venture Partners Fund. The Company accounts for these investments at cost. The financial condition of these companies is subject to significant changes resulting from their operating performance and their ability to obtain financing. The Company continually evaluates its investments in these companies for impairment and adopted SFAS 157 as of January 1, 2008 to measure impairment.

For the three and nine months ended September 30, 2008, there were no impairment charges related to investments in non-publicly traded companies.  For the three and nine months ended September 30, 2007, there were impairment charges related to these investments of approximately $0.1 million.

Note 12.    Investments in Short-term Marketable Securities

Investments in short-term marketable securities as of September 30, 2008 consist of corporate notes and government securities. Such investments are stated at cost and accrued interest which approximates market.

Note 13.  Supplemental Cash Flow Information

The following represents supplemental cash flow information:

	Nine Months Ended
(in thousands)	September 30,
	2008	2007

Cash paid for interest	$1,380	$1,703

Cash paid for income taxes	$202	$704

Note 14. Derivative Liability

As of September 30, 2008 the derivative liability consists exclusively of forward foreign exchange contracts which are shown at their estimated fair value. Changes in fair value are reflected in operations.

Note 15. Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2008 and 2007 relates to certain of TranSwitch’s subsidiaries located in foreign jurisdictions. The effective income tax rate differs from the U.S. federal statutory rate for the periods presented primarily due to foreign and state income taxes and increases in the valuation allowance for deferred income tax assets offset by non-deductible interest expense.

 Note 16. Stock Repurchase Program

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

No shares were repurchased during the three months ended September 30, 2008. During the previous six months, the Company repurchased 166,350 shares at an average price of $0.68 per share for approximately $0.1 million, excluding commissions. As such, for the nine months ended September 30, 2008, the Company’s total cost for repurchasing shares was approximately $0.1 million.

Note 17.    Convertible Notes and Refinancing

On July 6, 2007 the Company exchanged approximately $21.2 million aggregate principal amount of its outstanding 5.45% Convertible Plus Cash Notes due September 30, 2007 (the “2007 Plus Cash Notes”) for an equivalent principal amount of a new series of 5.45% Convertible Notes due September 30, 2010 (the “2010 Notes”), and also issued for an equal amount of cash an additional $3.8 million aggregate principal amount of 2010 Notes.

The remaining $8.9 million balance of the 2007 Plus Cash Notes were redeemed at par value at the end of September, 2007.

For the three months ended September 30, 2007, the Company amortized $0.2 million of debt discount related to the 2007 Plus Cash Notes. For the nine months ended September 30, 2007 the Company amortized $1.0 million of debt discount related to the 2007 Plus Cash Notes. As a result of the extinguishment of the 2007 Plus Cash Notes, there was a $0.4 million charge in the quarter ended September 30, 2007. In addition, there were financing costs of $1.9 million associated with the 2010 Notes, which will be amortized as interest expense over the life of the debt. There is no debt discount associated with the 2010 Notes as these notes were issued at par value.

Note 18. Subsequent Events

Completion of Merger

The Company completed its acquisition of Centillium Communications, Inc. (“Centillium”) effective October 24, 2008.

Each share of common stock of Centillium issued and outstanding immediately prior to the effective date and certain outstanding options to acquire shares of Centillium common stock were converted into the right to receive 0.5981 shares of the Company’s common stock and $0.36 in cash without interest. In addition, certain options to acquire shares of Centillium common stock granted pursuant to Centillium’s option plans, and other Centillium stock based awards outstanding immediately prior to the effective date, were converted into comparable options or other stock based awards to acquire shares of the Company’s common stock, as adjusted to reflect the exchange ratio, as applicable.

 Restructuring in the Fourth Quarter of 2008

 On October 3, 2008, the Company decided to effect a restructuring to be implemented and concluded during the fourth quarter of 2008.

The Company expects that such restructuring will result in annual savings of approximately $3.5 million, and that these savings will begin to be recognized in first quarter 2009. Of this amount, the Company expects annual savings of approximately $1.3 million in reduced employee related costs, and savings of approximately $2.2 million relating to reduced facilities and sub-contractor expenses and the reduction and/or deferral of certain software tool purchases.

In connection with the restructuring, the Company expects to incur pre-tax restructuring charges of approximately $0.4 million, $0.3 million of which will be cash expenditures primarily for employee related costs. The Company expects these charges to be recorded in the fourth quarter of 2008.

Also, in connection with the acquisition, the Company decided to effect a world wide reduction in Centillium’s workforce to be implemented and concluded during the fourth quarter of 2008 and the first quarter of 2009. As such, the Company expects to incur pre-tax restructuring charges of approximately $3.3 million, all of which will be cash expenditures primarily for employee related costs. The Company expects these charges to be recorded in the fourth quarter of 2008. Costs incurred to September 30, 2008 related directly to the acquisition of Centillium of $1.4 million have been deferred. Such costs will be added to the purchase price and allocated to the net assets acquired.

Additionally, on November 7, 2008, the Company decided to effect a further restructuring to be implemented and concluded during the fourth quarter of 2008 and the first quarter of 2009.

The Company expects that such restructuring will result in additional annual savings of approximately $6.1 million, and that these savings will begin to be recognized in first quarter 2009. Of this amount, the Company expects annual savings of approximately $3.2 million in reduced employee related costs and savings of approximately $2.9 million relating to reduced facilities, fabrication and sub-contractor expenses and the reduction and/or deferral of certain software tool purchases.

In connection with the restructuring, the Company expects to incur pre-tax restructuring charges of approximately $3.9 million, $3.2 million of which will be cash expenditures for employee related costs and facility lease obligations. The Company expects these cash expenditures to be made as follows: $1.1 million in 2008, $0.6 million in 2009, $0.6 million in 2010, $0.5 million in 2011 and $0.4 million in 2012. The Company expects these charges to be recorded in the fourth quarter of 2008.

 Nasdaq Listing Requirements

On October 22, 2008, the Company received notification from the NASDAQ Listing Qualification Department providing notification that, due to the recent turmoil in U.S. and world financial markets, NASDAQ has temporarily suspended its enforcement of the bid price and market value of publicly held shares as required pursuant to NASDAQ Marketplace Rule 4450(a)(5). As a result, the Company now has until April 27, 2009 to regain compliance with the minimum bid requirement. To regain compliance, the bid price of the Company’s common stock must close at $1.00 per share or more for a minimum of ten consecutive business days at any time before April 27, 2009.

If the Company does not regain compliance with NASDAQ Marketplace Rule 4450(a)(5) by April 27, 2009, the Company will be notified that its securities will be delisted. At that time, the Company may appeal NASDAQ’s determination to delist its securities to a Listing Qualification Panel.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements and the related notes thereto contained in Part 1, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K/A for the year ended December 31, 2007.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, and any documents incorporated herein by reference may contain, forward-looking statements that involve risks and uncertainties. When used in this document, the words, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “expect” and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements as a result of risk factors including those set forth in this report and in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our unaudited interim condensed consolidated financial statements and related disclosures, which are prepared to conform with accounting principles generally accepted in the United States of America (U.S. GAAP), require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the period reported. We are also required to disclose amounts of contingent assets and liabilities at the date of the consolidated financial statements. Our actual results in future periods could differ from those estimates and assumptions. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

During the quarter ended September 30, 2008, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K/A for the year ended December 31, 2007. As of September 30, 2008 we had investments in debt securities classified as held to maturity which are stated at cost and accrued interest which approximates market. Further, we had forward exchange contract obligations stated at fair value. Neither item was present as of December 31, 2007.

RESULTS OF OPERATIONS

The results of operations that follow should be read in conjunction with our critical accounting policies and use of estimates summarized above as well as our accompanying unaudited interim condensed consolidated financial statements and notes thereto contained in Item 1 of this report. The following table sets forth certain unaudited interim condensed consolidated statements of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenues:
Product revenues	94%	85%	95%	91%
Service revenues	6%	15%	5%	9%
Total net revenues	100%	100%	100%	100%
Cost of revenues:
Product cost of revenues	40%	31%	37%	31%
Provision for excess and obsolete inventories	1%	0%	1%	2%
Service cost of revenues	2%	4%	3%	3%
Total cost of revenues	43%	35%	41%	36%
Gross profit	57%	65%	59%	64%
Operating expenses:
Research and development	53%	72%	63%	66%
Marketing and sales	17%	32%	22%	31%
General and administrative	13%	18%	16%	17%
Restructuring and asset impairment (credits) charges, net	0%	0%	0%	2%
Total operating expenses	83%	122%	101%	116%
Operating loss	( 26%)	( 57%)	( 42%)	( 52%)

Net Revenues

Net revenues, including product and service revenues, were $10.5 million and $26.9 million for the three and nine months ended September 30, 2008, respectively. The revenues for the three months ended September 30, 2008 were up approximately 45% as compared to the third quarter of 2007 revenues of $7.2 million, while the revenues for the nine months ended September 30, 2008 represented an increase of 6% from the same period in 2007. The following table summarizes our net revenue mix for the three and nine months ended September 30, 2008 and 2007:

(Tabular dollars in thousands)	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007
	Revenues	Percent of Total Revenues	Revenues	Percent of Total Revenues	Percentage Increase (Decrease) in Revenues
Optical Transport	$5,274	50%	$3,744	51%	41%
Broadband Access	3,925	37%	2,229	31%	76%
Carrier Ethernet	497	5%	147	2%	238%
Non-Telecommunications	200	2%	55	1%	264%
Sub-total product revenues	9,896	94%	6,175	85%	60%
Service revenues	602	6%	1,059	15%	(43)%
Total	$10,498	100%	$7,234	100%	45%

(Tabular dollars in thousands)	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
	Revenues	Percent of Total Revenues	Revenues	Percent of Total Revenues	Percentage Increase (Decrease) in Revenues
Optical Transport	$14,494	54%	$15,172	60%	(4)%
Broadband Access	8,626	32%	6,671	26%	29%
Carrier Ethernet	1,574	6%	1,186	4%	32%
Non-Telecommunications	736	3%	203	1%	263%
Sub-total product revenues	25,430	95%	23,232	91%	9%
Service revenues	1,479	5%	2,163	9%	(32)%
Total	$26,909	100%	$25,395	100%	6%

Total product sales for the three months ended September 30, 2008 were $9.9 million as compared to $6.2 million for the three months ended September 30, 2007, an increase of $3.7 million or 60%. For the third quarter of 2008 versus the comparable period of 2007, revenue from our Broadband Access products increased approximately $1.7 million, which is primarily from increased revenues from our ASIC Design Center which was partially offset by lower sales of our ASPEN products. Sales of our Optical Transport products increased approximately $1.5 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. This is primarily due to increased sales from our EtherMap family of products. We also had lesser increases in sales of our Carrier Ethernet and Non-Telecommunications products in the third quarter of 2008 as compared to the third quarter of 2007.

For the nine months ended September 30, 2008, total product sales were $25.4 million as compared to $23.2 million for the same period in 2007, an increase of $2.2 million or 9%. This increase in net product revenues for the third quarter of 2008 versus the comparable period of 2007 reflects increased sales of our Broadband Access products of $2.0 million, which is primarily from increased revenues from our ASIC Design Center which was partially offset by lower sales of our ASPEN, ASPEN Express and CUBIT-PRO products. We also had increases in sales of our Carrier Ethernet and Non-Telecommunications products for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. For the nine months ended September 30, 2008, sales of our Optical Transport products decreased approximately $0.7 million, or 4%, as compared to the same period in 2007. This decrease is a result of lower sales from our DART, TEMx28 and PHAST-12P products which were partially offset by increased sales of our L3M product.

Service revenues consist of design services performed for third parties on a short-term contract basis and technology licenses.

International net revenues represented approximately 88% and 87% of net revenues for the three and nine months ended September 30, 2008, respectively.

Gross Profit

The following table presents the impact on gross profit of excess and obsolete inventory charges and benefits:

(in thousands)	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %
Gross Profit—as reported	$5,981	57%	$4,681	65%
Excess and obsolete inventory benefit	(377)	(4)%	(210)	(3)%
Excess and obsolete inventory charge	114	1%	—	—
Gross profit—as adjusted	$5,718	54%	$4,471	62%

(in thousands)	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
	Gross Profit $	Gross Profit %	Gross Profit $	Gross Profit %
Gross Profit—as reported	$15,908	59%	$16,147	64%
Excess and obsolete inventory benefit	(948)	(4)%	(926)	(4)%
Excess and obsolete inventory charge	137	1%	443	2%
Gross profit—as adjusted	$15,097	56%	$15,664	62%

Management believes that the non-GAAP presentation above best portrays the impact in 2008 and 2007 of decisions to write down inventory in previous years. Management believes that this information would be useful to investors in assessing gross profit trends.

Total gross profit for the three months ended September 30, 2008 increased by approximately $1.3 million or 28% from the comparable period of the prior year. The increase in gross profit was the result of increased revenues from our ASIC products which was partially offset by higher costs of product revenues due to increased sales of our lower margin ASIC products and lower service revenues.

Total gross profit declined approximately $0.2 million for the nine months ended September 30, 2008 as compared to the same period in 2007. The decrease in gross profit reflects increased sales of our lower margin ASIC products.

Excluding the benefit from sales of previously written down inventory and the impact of excess and obsolete inventory charges, gross profit as a percentage of net revenues decreased by 8% and 6%, respectively, for the three and nine months ended September 30, 2008 as compared to the same periods in the prior year. We anticipate that gross profit will continue to be impacted by fluctuations in the volume and mix of our product shipments as well as material costs, yield and the fixed cost absorption of our product operations.

Research and Development

Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to electronic design automation tools, subcontracting and fabrication costs, depreciation and amortization, and facilities expenses. During the quarter ended September 30, 2008, research and development expenses increased $0.3 million, or 6% over the comparable period of 2007. This increase is a result of higher expenses in the third quarter of 2008 related to our HDMI initiative partially offset by lower depreciation and amortization expenses.

Research and development expenses for the nine months ended September 30, 2008 increased approximately $0.3 million as compared to the same period in 2007. This increase was a result of increased expenses at our Israeli location due to our HDMI initiative partially offset by decreased depreciation and amortization and decreases in salaries and subcontracting costs as a result of workforce reductions and other cost cutting measures that were implemented in 2007.

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

Marketing and Sales

Marketing and sales expenses consist primarily of personnel-related expenses, trade show expenses, travel expenses and facilities expenses. Marketing and sales expenses for the three months ended September 30, 2008 decreased by $0.5 million or 22% as compared to the three months ended September 30, 2007. For the nine months ended September 30, 2008, marketing and sales expenses decreased by $2.0 million or 25% as compared to the same period in the prior year. These decreases were primarily from lower salaries and employee related expenses as a result of lower employee headcount during 2008 due to workforce reductions that occurred during 2007.

 General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, professional and legal fees, and facilities expenses.  General and administrative expenses for the three and nine months ended September 30, 2008 increased by $0.1 million for each period as compared to the comparable periods in 2007.

Restructuring and Asset Impairment Charges, net

During the three and nine months ended September 30, 2008, we recorded a restructuring credit of approximately $0.1 million and a restructuring charge of approximately $0.1 million, respectively. During the three and nine months ended September 30, 2007, restructuring charges were zero and approximately $0.6 million, respectively.

The net charges of approximately $0.1 million for the nine month period ended September 30, 2008 include charges of approximately $0.3 million related to workforce reductions in Europe partially offset by approximately $0.2 million of benefits related to adjustments to certain sub-lease agreements relating to the Company’s excess facilities in Shelton, Connecticut.

In the first nine months of 2007, we recorded restructuring charges of approximately $0.6 million associated with a workforce reduction of approximately 15 primarily research and development employees in our Shelton, Connecticut and Bedford, Massachusetts facilities.

Change in Fair Value of Derivative Liability

During the first quarter of 2008 we entered into a number of foreign exchange contracts to purchase Indian rupees to fund transactions denominated in that currency applicable to our India operations. For the three and nine months ended September 30, 2008, we recorded other expense of approximately $0.1 million and $0.3 million, respectively, to reflect the change in the fair value of these derivative financial instruments. The fair value of the derivative liability for foreign exchange contracts outstanding at September 30, 2008 was a liability of approximately $0.2 million.

For the three and nine months ended September 30, 2007, we recorded other income of approximately $0.6 million and $1.0 million, respectively, to reflect the change in the fair value of the derivative liability resulting from the 5.45% Convertible Plus Cash Notes due 2007 (“Plus Cash Notes”).

Interest Expense, net

 Interest expense, net was $0.3 million in the third quarter of 2008 and 2007. Interest income decreased as a result of lower market yields due to decreased interest rates and lower cash and investment balances. At September 30, 2008 and 2007, the effective interest rate on our interest-bearing securities was approximately 2.2% and 5.2%, respectively. Interest expense decreased due to lower debt balances resulting from the exchanges of our Plus Cash Notes in 2007 and the payment at maturity of the remaining outstanding Plus Cash Notes.

 Interest expense, net decreased from $1.0 million for the nine months ended September 30, 2007 to $0.8 million for the nine months ended September 30, 2008, reflecting lower interest income and lower interest expense. Interest income decreased as a result of lower market yields due to decreased interest rates and lower cash and investment balances. Interest expense decreased due to lower debt balances resulting from the exchanges of our Plus Cash Notes in 2007 and the payment at maturity of the remaining outstanding Plus Cash Notes.

Income Tax Expense

For the three months ended September 30, 2008 and 2007, income tax expense was $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2008 and 2007, income tax expense was $0.4 million and $0.3 million, respectively. The amounts that were recorded reflect income taxes on the earnings of certain of our foreign subsidiaries.

During the nine months ended September 30, 2008 and 2007, we evaluated our deferred income tax assets as to whether it is “more likely than not” that the deferred income tax assets will be realized. In our evaluation of the realizability of deferred income tax assets, we consider projections of future taxable income, the reversal of temporary differences and tax planning strategies. We have evaluated and determined that it is not “more likely than not” that all of the deferred income tax assets will be realized. Accordingly, a valuation allowance was recorded for all of our domestic net deferred income tax assets. In future periods, we will not recognize a deferred tax benefit and will maintain a deferred tax valuation allowance until we achieve sustained U.S. taxable income. Additionally, in the future, we expect our current income tax expense to be related to taxable income generated by our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008 and December 31, 2007, we had total cash, cash equivalents, restricted cash and investments in marketable securities of approximately $22.1 million and $34.1 million, respectively. This is our primary source of liquidity, as we are not currently generating positive cash flow from our operations. A summary of our cash, cash equivalents, restricted cash and investments in marketable securities and future commitments are detailed as follows:

Cash, Cash Equivalents, Restricted Cash and Short-term Investments in Marketable Securities

We have financed our operations and have met our capital requirements since incorporation in 1988 primarily through private and public issuances of equity securities, convertible notes, bank borrowings and, for certain years, cash generated from operations. Our principal sources of liquidity as of September 30, 2008, consisted of $22.1 million in cash, cash equivalents, restricted cash and marketable securities. Cash equivalents are instruments with original maturities of less than 90 days and short-term investments have original maturities of greater than 90 days but remaining maturities of less than one year. Our cash equivalents and investments as of September 30, 2008 consist of money market instruments, corporate bonds, and government securities.

We believe that our existing cash and cash equivalents as of September 30, 2008 will be sufficient to fund operating losses, capital expenditures and provide adequate working capital for at least the next twelve months. However, there can be no assurance that events in the future will not require us to seek additional capital and, if so required, that capital will be available on terms favorable or acceptable to us, if at all.

A summary of the net change in total cash and investments follows:

(in thousands)	September 30, 2008	December 31, 2007	Change	September 30, 2007	December 31, 2006	Change
Cash and cash equivalents	$15,902	$34,098	$(18,196)	$39,910	$57,723	$(17,813)
Restricted cash	719	-	719	-	-	-
Short term investments	5,446	-	5,446	-	-	-
Total cash and investments	$22,067	$34,098	$(12,031)	$39,910	$57,723	$(17,813)

Effect of Exchange Rates and Inflation: Exchange rates and inflation have not had a significant impact on our operations or cash flows.

Commitments and Significant Contractual Obligations

There have been no material changes to our contractual obligations reported in our Annual Report on Form 10-K/A for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on September 17, 2008. Additional comments related to our contractual obligations are presented below.

We have existing commitments to make future interest payments on our 5.45% Convertible Notes due September 30, 2010 (the “2010 Notes”) and to redeem these notes in September 2010. Over the remaining life of the 2010 Notes, we expect to accrue and pay approximately $2.7 million in interest to the holders thereof.

We have outstanding operating lease commitments of approximately $32.6 million, payable over the next nine years. Some of these commitments are for space that is not being utilized and, for which we recorded restructuring charges in prior periods. We are in the process of trying to sublease additional excess space but it is unlikely that any sublease income generated will offset the entire future commitment. As of September 30, 2008, we have sublease agreements totaling approximately $2.3 million to rent portions of our excess facilities over the next four years. We currently believe that we can fund these lease commitments in the future; however, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

We have also pledged approximately $0.7 million in cash as collateral for stand-by letters of credit that guarantee certain long-term property lease obligations and to support customer credit requirements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information provided in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

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

During the three months ended September 30, 2008, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 1A.    RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A - Risk Factors in our Annual Report on Form 10-K/A for the year ended December 31, 2007 other than as provided below.

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

 We have outstanding operating lease commitments of approximately $32.6 million, payable over the next nine years. Some of these commitments are for space that is not being utilized and, for which, we recorded restructuring charges in prior periods. We are in the process of trying to sublease additional excess space but it is unlikely that any sublease income generated will offset the entire future commitment. As of September 30, 2008, we have sublease agreements totaling approximately $2.3 million to rent portions of our excess facilities over the next four years. We currently believe that we can fund these lease commitments in the future; however, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

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

Risks Relating to the Merger with Centillium Communications, Inc.

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

We did not repurchase any share during the three months ended September 30, 2008. During the nine months ended September 30, 2008, we repurchased 166,350 shares at an average price of $0.68 per share for approximately $0.1 million, excluding approximately $5,000 of commissions. For the nine months ended September 30, 2008, our total cost for repurchasing shares was approximately $0.1 million.

Issuer Purchases of Equity Securities (table in thousands, except per share amounts)

	(a)	(b)	(c)	(c)
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
February 1-29, 2008	120	$0.67	120	$9,919
March 1-31, 2008	46	$0.69	46	$9,887
Total	166	$0.68	166

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

TRANSWITCH CORPORATION

November 10, 2008	/s/ Dr. Santanu Das
Date	Dr. Santanu Das Chief Executive Officer and President (Chief Executive Officer)

November 10, 2008	/s/ Robert A. Bosi
Date	Robert A. Bosi Vice President and Chief Financial Officer (Chief Financial Officer)