Form 10-K
period 2008-12-31
TRANSWITCH CORP /DE
filed 2009-03-13
CIK 944739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Telephone (203) 929-8810

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	Nasdaq Capital Market

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the Registrant, on June 30, 2008 was approximately $103.8 million. At February 28, 2009, as reported on the Nasdaq Capital Market, there were 159,089,117 shares of common stock, par value $.001 per share, of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference in Part III of this Form 10-K Report:

(1) Proxy Statement for the Registrant’s 2008 Annual Meeting of Shareholders—Items 10, 11, 12, 13 and 14.

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

COMPANY OVERVIEW

TranSwitch designs, develops and supplies innovative highly-integrated semiconductor solutions that provide core functionality for voice, data and video communications network equipment.  TranSwitch customers for these semiconductor products are the original equipment manufacturers (“OEMs”) who supply wire-line and wireless network operators who provide voice, data and video services to end users such as consumers, corporations, municipalities etc. Our system-on-a-chip products incorporate digital and mixed-signal semiconductor technology and related embedded software. In addition to our system-on-a-chip products, we have been in the business of licensing intellectual property cores to both OEMs as well as other semiconductor companies.  One new area where we have made significant progress in the past couple years is in the area of licensing of our proprietary video interconnect technology that enables the transmission and reception of both HDMI and DisplayPort.  We have over 200 active customers, including the leading global equipment providers, and our products are deployed in the networks of the major service providers around the world.

TranSwitch is a Delaware corporation incorporated on April 26, 1988. Our principal executive offices are located at 3 Enterprise Drive, Shelton CT 06484, and our telephone number at that location is (203) 929-8810. Our Internet address is www.transwitch.com. We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our common stock trades on the Nasdaq Capital Market under the symbol “TXCC.”

INDUSTRY ENVIRONMENT

Over the past two decades, communications technology has evolved from simple analog voice signals transmitted over networks of copper telephone lines to complex analog and digital voice and data signals transmitted over a variety of media, such as copper wires, fiber optic strands and wireless transmission over radio frequencies. This evolution has been driven by substantial increases in the number of users and new bandwidth-intensive computing and communications applications, such as web-based commerce, streaming audio and video, Internet Protocol television, or IPTV, and online gaming. In addition, information is increasingly available via wired and wireless networks through a variety of access devices, including personal computers and handheld computing devices such as personal digital assistants, portable digital audio players, digital cameras and cellular phones. These applications and devices are continuing to require higher and more cost-efficient data transfer rates throughout the network communications infrastructures that serve them.

This evolution has inspired equipment manufacturers and service providers to develop and expand existing broadband communications markets and has created the need for new generations of integrated circuits. Broadband transmission of digital information over existing infrastructure requires highly-integrated mixed-signal semiconductor products to perform critical systems functions such as complex signal processing and converting digital data to and from analog signals. Broadband communications equipment requires substantially higher levels of system performance, in terms of both speed and precision, which typically cannot be adequately addressed by traditional semiconductor products developed for low-speed transmission applications. Moreover, products that are based on multiple discrete analog and digital chipsets generally cannot achieve the cost-effectiveness, performance and reliability requirements demanded by today’s broadband marketplace. These requirements are best addressed by new generations of highly-integrated mixed-signal and digital devices that combine complex system functions within high performance circuitry and can be manufactured in high volumes using cost-effective process technologies.

TARGET MARKETS AND PRODUCTS

In addition to an extensive portfolio of standard integrated circuit products addressing voice, data, wireless and video markets, TranSwitch supplies a number of intellectual property core products for Ethernet and high definition video (HDMI protocol) applications as well as custom design services. Our combination of standard products, intellectual property cores and custom design services enables us to serve our customers needs more fully. Today, we provide our products and services through a worldwide direct sales force and a worldwide network of independent distributors and sales representatives.

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

The following provides a brief description of each of our target markets and the semiconductor solutions we provide in each of these markets:

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

Broadband Access:  This market segment includes equipment that provides “last mile” connectivity between the end customer and the network for broadband services. It includes systems for connectivity over copper wires based on DSL, technology, fiber connectivity using Passive Optical Network (PON) technology or wireless connectivity using cellular, WiMAX or other technologies. Our products are incorporated into Broadband Access equipment, enabling telecommunications service providers to deliver next generation services such as voice, data and video over the broadband connection. FTTP technologies provide higher speeds than DSL for network access for both residential and business end users. FTTP offers speeds of service up to 1 Gigabit per seconds, or Gbps, without the limitations of distance or the symmetry/asymmetry profiles typical in DSL. In addition, FTTP also has the potential to virtually eliminate the cost of an entire class of equipment in the provider's network: the outside plant electronics. This optical broadband infrastructure enables FTTP service providers to offer a wider range of next generation bundled services to potentially enhance their revenue streams. Our FTTP product offerings address PON technology and we offer specific products that comply with the two dominant variants of this technology namely Ethernet-based PON (EPON) which has been adopted extensively in Japan and to a lesser extent in other Asian countries, and Gigabit PON (GPON) which is currently being deployed primarily in North America and is expected to be deployed in several other regions worldwide. Each of our FTTP products consists of one or two semiconductor devices either working independently or jointly - a mixed-signal device known as a protocol chipset and an analog device known as a transceiver. The mixed-signal chip translates signals between analog and digital formats, and our analog chip incorporates innovative technologies to bring photonic signals into the protocol device.  Our customers in this market segment include Alcatel-Lucent, Oki Electronics, Sumitomo, Nokia Siemens Networks and other ASIC Design Center customers.

Carrier Ethernet and Voice-over-IP:  Data and video services are the main drivers for future network infrastructure investments, and Carrier Ethernet is the industry’s accepted standard technology for next-generation networks.  This market segment includes a variety of equipment including carrier grade Ethernet routers and switches.  Our products, used in such equipment, enable carriers to provide robust and differentiated services using Ethernet technology in their wide-area networks. Within this new infrastructure, voice data is also carried over Ethernet, and TranSwitch VoIP products are market leading for use in carrier-class and enterprise-class media gateways and access gateways and for use in residential gateway markets. Currently, most telephony service providers maintain two separate networks - one for legacy voice traffic and a second for data traffic. VoIP technology compresses voice signals into discrete packets of data, thereby enabling the voice signals to be transmitted over lower-cost networks originally designed for data-only transmission. VoIP technology is used in numerous new types of communications equipment, such as next generation carrier- and enterprise-class gateways, soft switches, digital loop carriers, IP DSL access multiplexers, media terminal adapters, and home gateways for use by consumers and small businesses. These VoIP technology-based devices enable more efficient and cost-effective voice transmissions than their legacy circuit-switched equipment counterparts. In addition to significant cost savings, VoIP also enables advanced services that traditional telephony could not support. VoIP technology enables and enhances features such as unified messaging and managed services that provide additional value to consumers and businesses and allow service providers to enhance revenue opportunities. Our customers in this market segment include ZTE, Alcatel-Lucent and Tellabs.

Non-Telecommunications:  In 2008, we began to license functional blocks for the transmission and reception video data through our high-speed video interconnects (both HDMI and DisplayPort).  We expect this business to grow in 2009 and beyond as we expand our product offering in this area.  Additionally, for the past several years we have been licensing our Ethernet interconnect technology both to enable Fast Ethernet and Gigabit Ethernet. In addition to technology licensing, our design services unit leverages our integrated circuits (IC) design expertise, internal processes, tools and foundry relationships to develop and supply IC products to customers in a variety of industries besides telecommunications. Our customers in this market segment currently include various integrated circuit manufacturers and certain defense contractors.

Telecommunications Industry Overview

 Investment in telecommunications infrastructure is being driven primarily by the need for higher bandwidths, more ubiquitous connectivity and more flexibility of services.  In the US, Canada and Western Europe there has been an extensive telecommunications infrastructure in place for several decades; however, this infrastructure was designed primarily for voice services, and is in dire need of replacement in order to provide the high data bandwidth and flexibility required by current and future services.  In other parts of the world, such as China and India, the need for infrastructure expansion is being driven by the rapidly expanding global economy. These infrastructure requirements are driven by substantial increases in the number of users and new bandwidth-intensive computing and communications applications, such as web-based commerce, streaming audio and video, Internet Protocol television, or IPTV, and online gaming. In addition, information is increasingly available via wired and wireless networks through a variety of access devices, including personal computers and handheld computing devices such as personal digital assistants, portable digital audio players, digital cameras and cellular phones. These applications and devices are continuing to require higher and more cost-efficient data transfer rates throughout the network communications infrastructures that serve them.

This evolution has inspired equipment manufacturers and service providers to develop and expand existing broadband communications markets and has created the need for new generations of integrated circuits. Broadband transmission of digital information over existing infrastructure requires highly-integrated mixed-signal semiconductor products to perform critical systems functions such as complex signal processing and converting digital data to and from analog signals. Broadband communications equipment requires substantially higher levels of system performance, in terms of both speed and precision, which typically cannot be adequately addressed by traditional semiconductor products developed for low-speed transmission applications. Moreover, products that are based on multiple discrete analog and digital chipsets generally cannot achieve the cost-effectiveness, performance and reliability requirements demanded by today's broadband marketplace. These requirements are best addressed by new generations of highly-integrated mixed-signal and digital devices that combine complex system functions within high performance circuitry and can be manufactured in high volumes using cost-effective process technologies.

Since 2001, when the worldwide telecommunications industry experienced a major correction, the market has been undergoing a gradual recovery.  The path to recovery has been shaped by a number of factors such as industry consolidation, globalization, deregulation and competition.

In recent years, there were a number of mergers and acquisitions among North American telecommunication carriers (“telcos”) and Western Hemisphere communications OEMs.  As companies merge or consolidate, the rate of ordering, purchasing and deploying new equipment typically slows.  As these consolidations complete, we are seeing a shift in demand toward newer technologies that we introduced into the market in the last several years.  In 2006, 2007 and 2008, we saw demand for legacy network products decline, which is an indicator that the industry is ready to replace existing networks with new networks.

Communications service providers, internet service providers, regional Bell operating companies and inter-exchange carriers generally closely monitor their capital expenditures. Spending on voice-only equipment has been slowing over the last few years, while spending on equipment providing the efficient transport of data services on existing infrastructure continues to grow. More importantly to us, major infrastructure initiatives are underway where telcos are building new, end-to-end internet protocol (IP)-based, next-generation networks.  The clearest example of this is British Telecom’s 21st Century Network.  Demand for new, high bandwidth services such as video conferencing, broadband audio, high speed internet and other data services is placing an increased burden on existing public network infrastructure. Regulatory changes and advances in technology have fostered an intensively competitive environment for service providers. They have to provide a variety of services over the same infrastructure in order to maximize the revenue from their network investment and minimize the risk of losing customers to their competitors by bundling these services.  Competition between telcos and cable TV providers offering “triple play” services (voice, data and video) is driving equipment spending for broadband access, carrier-class routers/switches, and metro optical gear. Equipment vendors and communications IC suppliers with the right products and technologies will be major beneficiaries of this spending by telcos and cable TV service providers.

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

The Importance of Communications Standards in our Telecommunications Semiconductor Business

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

In the Optical Transport arena, SONET and SDH standards were defined for efficient and reliable transport of information over optical fiber. SONET is primarily a North American standard, while SDH is its international counterpart. Introduced in the late 1980s, SONET and SDH were initially employed primarily for the transport of voice traffic in telephone networks. Prior to the introduction of the SONET/SDH standards, Asynchronous/PDH standards were in use for transmission over metallic cables, radio and optical fiber. Asynchronous Transfer Mode (ATM) is a higher-level standard that enables public networks, internet, WAN and LAN systems designers to provide a mix of services to network users. ATM allows communication service providers to reduce the impact of network congestion, assure quality of service and to provide mixed high-speed and high-volume data communications, voice, video and imaging services. This ability allows the communication service providers to generate more revenue by offering more services to their customers.

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

Broadband Access technologies utilize IP as a standard protocol to enable packetized data to be forwarded, transmitted, and routed between networks. IP packets are often carried over ATM which serves as a transport layer for the IP packets particularly in DSL networks.   In newer DSL deployments, ATM is replaced by Carrier Ethernet as a transport layer. Carrier Ethernet is a new and evolving technology which brings with it a plethora of new standards that must be implemented by the equipment and hence by the underlying semiconductor components.  Fiber to the home (FTTH) and fiber to the curb (FTTC) deployments are also based on new technologies such as GPON or EPON each of which has a number of associated standards.

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

Applications of our Products in the Network

Our products are targeted primarily at the Access (including equipment at the customers’ premises) and Metro segments of network infrastructure (as further described below). The following briefly describes our view of these market segments and some typical equipment types that may include our VLSI products.

The Access Network

This Access portion of the network infrastructure interconnects end user locations (residences or businesses) to the nearest service provider location (usually the telephone company central office). The primary functions performed by equipment in the Access network are aggregation and distribution of traffic, and interconnection to the switching or transmission equipment that connects to the WAN. The Access network may consist of electrical, optical or wireless transmission equipment. Our Broadband Access products are used in a variety of equipment in the Access network. For example, our Diplomat, ASPEN and Cubit product families are used in equipment that provides DSL services or fiber based FTTH and FTTC access services.  Our Mustang, Apollo, and Atlanta products are used in FTTH or FTTC equipment located at or near customer premises to either provide fiber-based access services to residences and business and, in the case of Atlanta, route these services throughout a home or building.  Our products are also used in Base Station equipment for cellular phone service. Our Optical Transport products are used in Multi-Service Provisioning Platform (MSPP) and Multi-Service Access Network (MSAN) equipment that serve as primary vehicles for aggregation and distribution of traffic in the Access network.

The Metro Network

The Metro network infrastructure is principally an optical fiber-based network.  It provides high-speed communications and data transfer covering an area larger than a campus area network and smaller than a WAN, interconnects two or more LANs, and usually covers an entire metropolitan area, such as a large city and its suburbs. In addition to interconnecting locations within the metropolitan area, the Metro network connects to the Access portion of the network and the long-haul or core network which interconnects different metropolitan networks across a region, a country or internationally. Equipment in the Metro network perform functions such as switching or routing of traffic, processing of data in various protocols, and further aggregation and distribution of traffic.  Our Optical Transport products are used in a range of Metro network equipment such as Dense Wave Division Multiplexers (DWDM), Coarse Wave Division Multiplexers (CWDM), Multi-Service Provisioning Platforms (MSPP), Digital Cross-connect Systems (DCS) and Add-Drop Multiplexers (ADM).

Our Products and the Functions they Serve

We believe that we are very well positioned to participate in the anticipated telecommunications growth cycle during the next several years.  This is because we anticipated many of the market trends, at least directionally if not quantitatively, and aligned our product development direction accordingly.

Our products address four high growth market segments within telecommunications:

1.	Optical Transport
2.	Broadband Access including FTTH/FTTC optical access
3.	Carrier Ethernet
4.	Voice over IP

Within each of these segments, we have developed a number of product families as described below:

Optical Transport Products

The need for data transport across existing SONET, SDH and PDH networks is effectively addressed through our EtherMap and EtherPHAST product families.  Low-level grooming of TDM circuits will continue to be a requirement through the transition to IP.  The grooming will be done predominantly in smaller Access platforms rather than larger Metro platforms. The VTXP products, optimized for the access network, will continue to be applicable as will our broad line of mappers and framers. Optical Transport products include SONET/SDH/PDH mappers and framers and tributary switching and grooming products.

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

Broadband Access Products

We have successfully participated in the DSL market with our CUBIT and ASPEN products based on our patented CellBus architecture.  CellBus is based on ATM technology, which was the predominant standard for DSL.  Industry emphasis is shifting away from ATM based equipment towards IP/Ethernet-centric DSL equipment.  We anticipated this evolution, and developed the new Diplomat product line which addresses the latest industry standards in this area.  The Diplomat family of products will address equipment for broadband services over copper (ADSL2+, VDSL) as well as fiber-to-the-home and fiber-to-the-curb services (GPON).  The acquisition of Centillium Communications, Inc, has enabled us to significantly enhance our Broadband Access product portfolio with the addition of the Mustang, COLT and Apollo products that address EPON applications.

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

•	FTTP Physical Layer Products

Our physical layer solution consists of the Apollo chipset that supports multiple applications from a single, efficient footprint. This chipset integrates a broad range of functionality into a small, standards-compliant package, without the need for a separate microcontroller. The Apollo transceiver chip enables control of point-to-point data traffic over fiber, and targets various areas of the continuous data mode environment for data rates, from 100 Mbps through the higher data rate architectures known as OC3, OC12, Gigabit Ethernet, and OC48. Apollo addresses systems vendors’ and service providers’ requirement and offers applications on a wide spectrum of data-delivery modes for deployment on a global basis.

•	FTTP Protocol Layer Products

Protocol processors interface with the data streams to and from a transceiver, managing the bi-directional flow of information for delivery to an end user. End users may then use these streams of data to access the Internet over high speed circuits, connect voice devices (VoIP or traditional analog telephones), receive video broadcasts, and access video-on-demand (VoD) services.

Our protocol layer solutions include a mixed-signal EPON protocol engine and bridge for CO-based optical line termination, the Colt™ family, as well as an EPON protocol engine and bridge for CPE-based optical network units, the Mustang™ family. Centillium optical solutions are compliant with the latest industry standards, including IEEE 802.3ah.

Our Colt 100 SoC supports the complex set of capabilities required by service providers deploying CO equipment in Ethernet Passive Optical Networks. This product is a highly integrated, cost effective, mixed-signal EPON protocol processing solution that is fully compliant with IEEE 802.3ah.

Our Mustang product family consists of our ME250 and proprietary ME300 products. These highly-integrated, low power and turnkey FTTH solutions are ideal for service providers deploying EPON in customer premise equipment (CPE) to deliver premium triple play services such as bandwidth-intensive IPTV. We have been heavily engaged in the development of a gigabit Ethernet Passive optical networking, or GEPON, solution for the FTTP market. We introduced our newest generation of GEPON chips, called ME300 in 2007.

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

Voice-over-IP Products

We leverage our expertise in mixed-signal system-on-chip technology and embedded software applications to deliver VoIP products for carrier-class media gateway, access gateway and residential gateway markets. Comprising VoIP processors for next-generation voice, media and wireless gateways along with carrier-grade VoIP products for the rapidly growing customer premise equipment (CPE) market, our EntropiaTM and AtlantaTM product families provide system designers with broad flexibility while delivering a strong combination of performance and features.

•	Media Gateway

Entropia, our flagship VoIP product line, is a series of advanced VoIP system-on-chip processor. The Entropia III and IV can process up to 1,008 voice channels for voice and media gateways, wireless infrastructure gateways, Class 4 and 5 switch replacements, digital loop carriers, voice-enabled IP routers and IP private branch exchange (PBX) systems. Entropia II LP is our VoIP product that processes up to 336 or 96 voice channels per chip. Entropia II LP is marketed for use in central office and enterprise voice equipment that require mid-level channel densities and central office equipment that process both DSL and VoIP signals.

Entropia™ III-C is the newest member of our suite of system-on-chip (SoC) VoIP solutions aimed at fast-growing multi-service access network (MSAN) applications such as “plain old telephone service” (POTS) replacement. Entropia III-C scales the market-proven features and performance advantages of our flagship system into a smaller-sized, highly integrated chipset with cost structures and channel densities that squarely target the requirements of business communications and subscriber loop infrastructures. With a single-chip design and low per-channel cost, the Entropia III-C provides a powerful and cost-efficient platform for deployment within MSAN and Digital Loop Carrier (DLC) environments. Carrier-proven algorithms improve voice quality, while the highly integrated design reduces power consumption compared to other approaches. The chipset’s high degree of integration minimizes external component counts and printed circuit board, or PCB, layers to reduce overall system bill-of-materials (BOM) costs.

•	Customer Premises

Our Atlanta product family is a voice processing SoC for customer premises equipment that supports toll-quality telephone voice, fax and routing functionality over any broadband access network. System designs based on the Atlanta product family can connect directly to a broadband modem or be added as part of a small office-home office, or SOHO, network. The Atlanta A70™ product is the family’s entry level SoC while the A80™ SoC adds the capability to interface with any WiFi or high-speed adapter. The A90™ SoC is optimized for the SOHO market with four voice channels and a high-performing routing engine available at 100 Mbit/second. At the top of the Atlanta family, the A100™ SoC adds powerful, enterprise-level security and encryption of all data and voice.

Serial Interconnect Technology Licensing

In addition to our telecommunications portfolio of standard products, we are a recognized worldwide leader in the licensing of interconnect technologies.  Our intellectual property serves as a key building block for many varied semiconductor applications ranging from consumer electronics to home network equipment to industrial and automotive applications.  Starting in 2006, we began licensing interface technology, first for Ethernet with our MystiPHY line of IP cores acquired from Mysticom Ltd in January of that year.  These technologies have been adopted and incorporated by many of the world’s leading semiconductor and equipment manufacturers.  In addition to the licensing of Ethernet interface technology,  in 2008, we introduced our HD-PXL family of products addressing multimedia interconnect standards specifically addressing the HDMI and DisplayPort standards for consumer electronics and PC appliances.

•	MystiPHY

Our MystiPHY 110 and MystiPHY 1011 DSP-based Ethernet transceiver cores address 10 / 100 megabit per second and 10/100/1000 megabit per second Ethernet data-rate specifications.  Both cores are fully compliant with IEEE standards, and the DSP-based design approach provides superior performance that exceeds standard requirements for cable length and noise immunity, while providing exceptionally low power consumption and small die size.

•	HD-PXL

Our HD-PXL transmitter and receiver Intellectual Property (IP) cores can be used for a variety of digital video and audio applications operating over standard DVI, HDMI, or DisplayPort cables. The HD-PXL cores are compliant with DVI 1.0 and HDMI 1.3 high definition standards and support a wide range of video interface modes. Our cores support transmission rates of both 2.25 gigabit/second and 3.5 gigabit per second.

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

In addition to the extensive hardware functionality, many of our products utilize embedded processors that are software programmable. This approach enables us to develop products with higher levels of functionality and flexibility than are possible with purely hardware based solutions. A digital signal processor, as it relates to communications applications, encodes digital data for transmission over bandwidth-limited media, such as copper telephone lines, and recovers the encoded data at the receiving end. Our software programmable digital signal processor is optimized for communications applications and provides high processing bandwidth with low power requirements. This digital signal processor can be programmed for several different applications, such as DSL and VoIP networking. This software programmable digital signal processor technology gives us the advantage of field programmability of devices. Field programmability means that service providers can remotely upgrade their equipment to address new standards or enable improved features, thereby extending the life cycles of their equipment while incurring lower costs.

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

We have developed substantial expertise in communications algorithms. Communications algorithms are the processes and techniques used to transform a digital data stream into a specially conditioned analog signal suitable for transmission across copper telephone wires. We possess a thorough understanding of, and practical experience in, the process of transmitting and receiving a digital data stream in analog form. We also have significant experience developing algorithms to enable voice compression, echo cancellation and telephony signal processing. This expertise allows us to design highly efficient algorithms that in turn enable us to create products with high performance, re-programmability and low power consumption.

We are experts in the area of highly complex, high-speed digital chip development. We design both the logic and the physical layout for our products. This design expertise has enabled us to develop tightly integrated digital chips that have small form factors with low power consumption. We have continued to improve upon our internal chip layout capabilities and our design for test capability, both of which have resulted in significant improvements in silicon efficiency, silicon testability and time-to-market. Our system-on-a-chip definition, architecture, verification expertise and design methodology ensure that hardware and software architectural trade-offs yield desired performance testing from our VLSI solutions. The system-on-a-chip performance simulation, emulation, verification and stress testing, using Test Benches and test equipment, ensure that our products meet carrier class quality, performance and reliability requirements.

 We have expertise in developing software embedded in our semiconductor products that addresses the needs of network equipment manufacturers and service providers. In addition, our understanding of various operating systems and personal computer environments allows us to create software embedded on the chip that provides for simple installation and operation.

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

Provide Complete Solutions Within Target Markets

We offer network equipment OEMs chip sets that represent complete solutions for SONET/SDH, Asynchronous/PDH and ATM/IP, VoIP and FTTP applications. In addition to providing families of VLSI devices, we offer OEM customers the following:

•	embedded software in the computer chip for control of our configurable devices;

•	product reference design models for both hardware and software applications;

•	evaluation boards and reference design;

•	OEM product design support;

•	multi-tier applications support; and

•	product technical and design documentation.

Our “chip-set” approach allows OEMs to optimally configure their products while maintaining product compatibility over multiple generations. This approach allows equipment vendors to selectively upgrade their products with next-generation higher functionality VLSI devices. We have extended this approach to provide seamless integration of SONET/SDH, Asynchronous/PDH, ATM/IP VoIP and FTTP applications.

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

We have established foreign distributors and sales representative relationships in Australia, Belgium, Brazil, Canada, China, Germany, India, Ireland, Israel, Italy, Japan, Korea, Luxembourg, Mexico, the Scandinavian countries, Spain, Switzerland, Taiwan, Turkey and the United Kingdom. We also sell our products through domestic distributors and a network of domestic sales representatives. We have regional sales and technical support capabilities in Boston, Massachusetts; Fremont and San Jose, California; Raleigh/Durham, North Carolina; Paris, France; Rome, Italy; Berkshire, England; Hilversum, Netherlands; Brussels, Belgium; New Delhi and Bangalore,  India; Anyang-City, Korea; Tokyo, Japan; Shanghai, China and Taipei, Taiwan, as well as at our headquarters facility in Shelton, Connecticut.

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

 Note 9 of the Notes to Consolidated Financial Statements provide data on major customers for the last three years.

Research and Development

We believe that the continued introduction of new products in our target markets is essential to our growth. As of December 31, 2008, we had 174 full-time employees engaged in research and product development efforts. We employ engineers who have the necessary VLSI, high speed mixed signal, firmware, software, hardware, physical design, verification, and validation expertise and development experience.  These engineers are responsible for delivering VLSI and Evaluation/Demo products for telecommunications and data communications applications.   Research and development expenditures for the years ended December 31, 2008, 2007 and 2006 were $24.6 million, $21.7 million, and $21.2 million, respectively.

All products are developed and delivered using documented design processes (product life cycle) operating under a quality management system certified to meet the ISO 9001:2000 international standard.  Our design tools and development environment are continuously reviewed and updated to improve design, verification, fabrication and validation methodology, design flow and processes of our product life cycle.

From time to time, we subcontract design services and acquire products from third parties to enhance our product lines.  Our internal research and development organization thoroughly reviews the external development processes and the design of these products as part of our quality assurance process.

Patents and Licenses

Through the end of 2008, we have been issued or became an assignee of 66 presently maintained United States patents with an additional 25 patents pending in the United States. Of that number two patents are co-assigned. Of the 66 United States patents, we were granted 8 in 2008. Nine of the 25 pending patents were applied for in 2008 and they cover HDMI and Systems on a Chip innovations. Many of the United States issued and pending patents were also filed internationally. For one or more of our United States patents, we have coverage in Canada, China, Taiwan, Israel, Japan, France, Germany, United Kingdom, Belgium, Italy, Sweden, Spain, and Hong Kong. Internationally, there are patents pending either in specific countries, in the European Patent Office (EPO) or under the Patent Cooperative Treaty (PCT). In addition we have lifetime licenses to use over 23 additional US patents and their foreign derivatives.

We cannot guarantee that our patents will not be challenged or circumvented by our competitors, and we cannot be sure that pending patent applications will ultimately be issued as patents. Under current law, patent applications in the United States filed before November 29, 2000 are maintained in secrecy until they are issued, but applications filed after November 29, 2000 (and foreign applications) are generally published 18 months after their priority date, which is generally the filing date. The right to a patent in the United States is attributable to the first to invent, while in most other jurisdictions the right to a patent is obtained by the first to file the patent application. We cannot be sure that our products or technologies do not infringe patents that may be granted in the future based upon currently pending non-published patent applications or that our products do not infringe any patents or proprietary rights of third parties. From time to time, we receive communications from third parties alleging patent infringement. If any relevant claims of third-party patents are upheld as valid and enforceable, we could be prevented from selling our products or could be required to obtain licenses from the owners of such patents or be required to redesign our products to avoid infringement. We cannot be assured that such licenses would be available or, if available, would be on terms acceptable to us or that we would be successful in any attempts to redesign our products or processes to avoid infringement. Our failure to obtain these licenses or to redesign our products could have a material adverse effect on our business.

We also have been granted registration of 16 presently maintained trade or service marks in the United States and we have one more trademark registration awaiting approval. We have also obtained 4 presently maintained trademark registrations under the European Community Trademark (ECT) procedure and have two pending trademarks awaiting approval in Canada and the ECT.

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

Manufacturing and Design Services

We produce a variety of VLSI devices utilizing the Fabless Semiconductor Model. This means that we do not own or operate any of the foundries used in the production of our devices. Rather, we contract with established independent foundries to manufacture all of our devices including silicon wafer production, package assembly and testing. In most cases we maintain a fully functional test environment for the purpose of production test development, low volume production testing, and product certification. Once the device reaches production volume, the test is transferred to a high volume, lower cost test facility. In some cases, the test development is done at the subcontractor site.

This approach permits us to focus on our design strengths, minimize fixed costs and capital expenditures and access the most advanced manufacturing technologies. It also allows us to maintain an effective and flexible supply chain which is managed using fully integrated ERP system.  Quality assurance and customer service activities are all performed at our Shelton, Connecticut and Fremont, California facilities. Finished goods inventory, packing and shipping are performed either in our Shelton, Connecticut facility or managed at our subcontractors.

Our Shelton, Connecticut facility is registered to ISO 9001:2000 by TUV Rheinland of North America, Inc.  We use only ISO certified suppliers in the manufacture of our products.

Our manufacturing objectives and emphasis are focused in the following areas:

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

Our products and services can be categorized as follows:

•
VLSI devices - This category covers the majority of our products. We purchase and own the unique mask sets (tools) required for the production of our silicon wafers. We then purchase the wafers from the foundry as needed which are shipped directly to one of our wafer sort or assembly partners. They are then stored until we issue an assembly or test release based on demand. We use a variety of assembly and test suppliers to complete the production process. We have supplier agreements in place with most of these suppliers including TSMC and IBM for wafers and Amkor and STATS ChipPAC for assembly and test.  For some of our devices, we purchase the product in its final form. In these cases, the supplier fabricates the wafers and manages the work in process including assembly and test. Kawasho Semiconductor Corp. is an example of a turnkey supplier where we are delivered fully tested and functional product.

•
Intellectual Property Cores – We have several arrangements with foundries like Taiwan Semiconductor (TSMC) and Semiconductor Manufacturing International Corporation (SMIC) for example, where we make our intellectual property cores available to our customers for design in their products. The use of these cores is strictly controlled at the foundry and we receive license fees or royalties when they are used.

•	Services – We offer design and manufacturing services to our customers. In these cases we can utilize any of our established supply chain partners or use suppliers specified by our customer.

In 2003, the European Union (EU) published its directive to restrict the use of certain environmentally hazardous substances and defined the requirements for reducing their impact on the environment.  This legislation, which became effective July 1, 2006, restricts the use of Lead, Mercury, Cadmium, Hexavalent Chromium, Polybrominated Biphenyls (PBBs) and Polybrominated Diphenyl Ethers (PBDEs), as well as secondary elements defined in the directive.  Since early 2003, we have been monitoring the activity of the regulatory initiatives for Lead-free and "Green" products in compliance with the Restriction of Hazardous Substances (RoHS) legislation defined by the EU’s directive.  We have incorporated these requirements into our product designs and packaging technology with cooperation from our suppliers.  Our first RoHS device became available during 2004.

In order to facilitate a smooth transition without any supply disruptions, we offer RoHS compliant devices while continuing to offer these same devices in packages containing Lead. The RoHS compliant devices are clearly marked with a unique part number and alloy code to help customers maintain quality and follow appropriate manufacturing practices required by such devices.  We mark all RoHS devices according to JEDEC specifications.  Additionally, all RoHS compliant devices shipped are accompanied by a Certificate of Compliance guaranteeing conformance to the RoHS directive

Acquisitions

While some of the next generation products we introduce are based on technologies that we develop ourselves, we have filled some of our technology and skills needs through acquisitions. The following is a table that summarizes technology and skills we obtained through acquisitions of stand-alone companies during the years 2006 through 2008.

Acquired Company	Date Acquired	Technology / Skill Acquired
Centillium Communications, Inc.	October 2008	VOIP and Optical transport
ASIC Design Center Division of Data – JCE	January 2007	Custom ASIC development and logistics
Mysticom, Ltd.	January 2006	Analog/mixed signal design resources

Investments in Non-Publicly Traded Companies and Venture Capital Funds

We will, from time-to-time, make investments in early stage venture-backed, start-up companies that develop technologies that are complementary to our product roadmap. In all cases, when investing in other semiconductor companies, we have also entered into commercial agreements giving us the rights to resell products developed by these companies. When determining the accounting method for these investments, we consider both direct ownership and indirect ownership. We also consider other factors, such as our influence over the financial, technology and operating policies of these companies.

We invest in venture capital funds as it provides us access to new technologies and relationships integral for maintaining technological advantages in the development of advanced semiconductor products for the communications industry.  Neurone Ventures II (Neurone), is a venture capital fund organized as a partnership in the business of making, supervising and disposing of privately negotiated equity and equity-related investments, principally in early-stage Israeli and Israeli-related high-technology companies.  We have a 3% ownership interest in this partnership.

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

Through on-going planning and analysis with our customers, our product strategy is updated and focused on their current needs.  We participate in industry standards setting groups that give us further insight into market trends and requirements.  Recently, we introduced new product lines that meet our customers’ evolving data communications requirements. Our Ethernet over SONET/SDH product line enables telecommunication carriers and internet service providers the ability to offer new revenue-generating services, such as the high-speed transport of information over IP networks, based on their current network infrastructure. By utilizing the current network infrastructure, telecommunication carriers can realize revenue growth with only a modest increase in their costs.

In the period following 2001 when the telecommunications industry suffered a major correction, a number of our traditional competitors diverted their focus towards alternate markets such as storage and enterprise.   However, we made a deliberate decision to remain focused on telecommunications and to improve our competitive standing in this arena as the market recovered.  We concluded that future investment in communications technology would be driven by video, high speed data and mobility services, and adjusted our product focus accordingly to develop products for Ethernet over SONET and Carrier Ethernet applications.

Presently, many of our traditional competitors are attempting to re-enter the communications market.  However, our sustained focus on this market during the past several years has enabled us to build a robust product portfolio, secure several key design wins and strengthen our relationships with Tier-1 customers.  As a result, we believe we are very well positioned on a competitive basis.

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

Employees

At December 31, 2008, we had 257 full time employees, including 174 in research and development, 42 in marketing and sales, 17 in operations and quality assurance, and 24 in administration. We have no collective bargaining agreements.  We have never experienced any work stoppage and we believe our employee relations are good.

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

Our net revenues may decrease.

Due to current economic conditions and slowdowns in purchases of VLSI semiconductor devices, it has become increasingly difficult for us to predict the purchasing activities of our customers and we expect that our net revenues may decrease.

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

As of December 31, 2008, we have approximately $10.0 million in principal amount of indebtedness outstanding in the form of our 5.45% Convertible Notes due September 30, 2010 (2010 Notes).

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

Although we have restructured our operating expenses to allow us to break-even at the rate of sales attained in the fourth quarter of fiscal 2008, such rate of sales may not be sustained. Also we may incur unforeseen expenses, which will cause us to consume our available cash and cash equivalents.

However, we believe that we have adequate cash and cash equivalents to fund our operations, investments and to meet our debt obligations through at least December 31, 2009.

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

If we are unable to generate sufficient cash flows from operations to meet our anticipated needs for working capital and capital expenditures, we may need to raise additional capital and, if so required, that capital may not be available on terms favorable or acceptable to us, if at all.  If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of our common stock.  If we raise additional funds by issuing debt, we may be limited in our success, as the terms of the 2010 Notes restrict our ability to issue debt that is senior to or pari passu with the 2010 Notes, without the consent of the holders of the 2010 Notes.

The terms of the 2010 Notes include voluntary conversion provisions upon which shares of our common stock would be issued.  As a result of these shares of our common stock being issued, our stockholders may experience dilution of their ownership interest.

We may fail to realize the anticipated benefits of the acquisition of Centillium.

The success of the acquisition of Centillium depends on, among other things, our ability to realize anticipated cost savings and to combine the businesses of TranSwitch and Centillium in a manner that does not materially disrupt Centillium’s existing customer relationships or otherwise result in decreased revenues, and that allows us to capitalize on Centillium’s growth opportunities. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

It is possible that the ongoing integration process could result in the loss of key employees, the disruption of our or Centillium’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that could adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the acquisition.

Our failure to continue to operate and manage the combined company effectively could have a material adverse effect on our business, financial condition and operating results.

We will need to meet significant challenges to realize the expected benefits and synergies of the acquisition of Centillium. These challenges include:

•	integrating the management teams, strategies, cultures and operations of the two companies;

•	retaining and assimilating the key personnel of each company;

•	integrating sales and business development operations;

•	retaining existing customers of each company;

•	developing new products and services that utilize the technologies and resources of both companies; and

•	creating uniform standards, controls, procedures, policies and information systems.

The accomplishment of these objectives will involve considerable risk, including:

•	the potential disruption of each company’s ongoing business and distraction of their respective management teams;

•	the difficulty of incorporating acquired technology and rights into our products and services;

•	unanticipated expenses related to technology integration; and

•	potential unknown liabilities associated with the acquisition.

If we do not succeed in addressing these challenges or any other problems encountered in connection with the acquistion, our operating results and financial condition could be adversely affected.

Our stock may be delisted on Nasdaq.

On January 28, 2008, we received notification from the Nasdaq Listing Qualification Department providing notification that, for the last 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share required for continued inclusion under Nasdaq Marketplace Rule 4450(a)(5).  On July 30, 2008, we received notice from the Listing Qualifications Department of The NASDAQ Stock Market that our application to list our common stock on The Nasdaq Capital Market was approved and our common stock began trading on the Nasdaq Capital Market on that date. On October 22, 2008, we received notification from the Nasdaq Listing Qualification Department providing notification that, due to the recent turmoil in U.S. and world financial markets, Nasdaq has temporarily suspended its enforcement of the bid price and market value of publicly held shares as required pursuant to Nasdaq Marketplace Rule 4450(a)(5). As a result, and in accordance with Nasdaq Marketplace Rule 4450(e)(2), we have been provided until July 26, 2009, to regain compliance.  To regain compliance, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days at any time before July 26, 2009.

If we do not regain compliance with Nasdaq Marketplace Rule 4450(a)(5) by July 26, 2009, we will be notified that our securities will be delisted.  At that time, we may appeal Nasdaq’s determination to delist our securities to a Listing Qualification Panel.  On February 28, 2009 the price of our shares was $0.28.

We cannot be sure that our price will comply with the requirements for continued listing of our common stock on The Nasdaq Capital Market, or that any appeal of a decision to delist our common stock will be successful. If our common stock loses its status on The Nasdaq Capital Market, shares of our common stock would likely trade on the over-the-counter market bulletin board, commonly referred to as the “pink sheets.”

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

Such delisting from The Nasdaq Capital Market or future declines in our stock price could also greatly impair our ability to raise additional necessary capital through equity or debt financing, and could significantly increase the ownership dilution to stockholders caused by our issuing equity in financing or other transactions.

Our Board of Directors may elect to exercise its discretion to affect a reverse stock split. There are risks and uncertainties inherent in a reverse stock split.

By resolution approved by our stockholders at the annual meeting of stockholders held on May 22, 2008, our Board of Directors has the authority, in its sole discretion, to effect a reverse stock split of our common stock at any time prior to the date of our annual meeting of stockholders to be held in 2009 at a ratio between one for two and one for twenty as selected by the Board of Directors. In addition, notwithstanding approval of the reverse stock split by the stockholders, the Board of Directors may choose, in its sole discretion, not to affect a reverse stock split without further approval or action by or prior notice to the stockholders.

There can be no assurance that any increase in the market price for our common stock resulting from a reverse stock split, if approved and implemented, would be sustainable since there are numerous factors and contingencies that would effect such price, including the market conditions for our common stock at the time, our reported results of operations in future periods and general economic, geopolitical, stock market and industry conditions. Accordingly, the total market capitalization of our common stock after a reverse stock split may be lower than the total market capitalization before such reverse stock split and, in the future, the market price of our common stock may not exceed or remain higher than the market price prior to such reverse stock split. Further, there can be no assurance that after a reverse stock split, we would continue to meet the minimum listing requirements of The Nasdaq Capital Market.

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

Our stock price is volatile.

The market for securities for communication semiconductor companies, including our Company, has been highly volatile. The daily closing price of our common stock has fluctuated between a low of $0.26 and a high of $2.84 during the period from January 1, 2005 to December 31, 2008. It is likely that the price of our common stock will continue to fluctuate widely in the future. Factors affecting the trading price of our common stock include:

•	responses to quarter-to-quarter variations in operating results;

•	announcements of technological innovations or new products by us or our competitors;

•	current market conditions in the telecommunications and data communications equipment markets; and

•	changes in earnings estimates by analysts.

 We may have to further restructure our business.

We may have to make further restructuring changes if we do not sustain the current level of quarterly revenues.

We anticipate that shipments of our products to relatively few customers will continue to account for a significant portion of our total net revenues.

Historically, a relatively small number of customers have accounted for a significant portion of our total net revenues in any particular period. For the years ended December 31, 2008 and 2007, shipments to our top five customers, including sales to distributors, accounted for approximately 51% and 44% of our total net revenues, respectively. We expect that a limited number of customers may account for a substantial portion of our total net revenues for the foreseeable future.

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

Because of our lack of diversity in geographic sources of revenues, economic factors specific to certain countries may adversely affect our business and operating results.

During 2008, a substantial amount of our revenue was from Israel, China, Japan and other foreign countries. We expect revenues in 2009 will be substantial concentrated in foreign markets.  All of our sales have been historically denominated in U.S. dollars and major fluctuations in currency exchange rates could materially affect our customers’ demand, thereby causing them to reduce their orders, which could adversely affect our operating results. While part of our strategy is to diversify the geographic sources of our revenues, failure to further penetrate other markets could harm our business and results of operations and subject us to increased currency risk.

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

The cyclical nature of the communication semiconductor industry affects our business.

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

Foreign markets are a significant part of our net product revenues. For the years ended December 31, 2008 and December 31, 2007 foreign shipments accounted for approximately 85% and 79%, respectively of our total net product and services revenues. We expect foreign markets to continue to account for a significant percentage of our total net product revenues. A significant portion of our total net product revenues will, therefore, be subject to risks associated with foreign markets, including the following:

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

Semiconductor design and process methodologies are subject to rapid technological change and require large expenditures for research and development. We currently manufacture our products using 0.8, 0.5, 0.35, 0.25, 0.18 and 0.13 micron and 65 nanometer complementary metal oxide semiconductor (CMOS) processes. We continuously evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies. Other companies in the industry have experienced difficulty in transitioning to new manufacturing processes and, consequently, have suffered increased costs, reduced yields or delays in product deliveries. We believe that transitioning our products to smaller geometry process technologies will be important for us to remain competitive. We cannot be certain that we can make such a transition successfully, if at all, without delay or inefficiencies.

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

We currently sell more than 70 products. Some of our products have a high gross profit while others do not. If our customers decide to buy more of our products with low gross profits and fewer of our products with high gross profits, our total gross profits could be adversely affected. We plan our mix of products based on our internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially.

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

Our success depends largely upon the continued service of our executive officers and technical personnel and on our ability to continue to attract, retain and motivate other qualified personnel.

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

          We have outstanding operating lease commitments of approximately $34.2 million, payable over the next nine years. Some of these commitments are for space that is not being utilized and, for which, we recorded restructuring charges in prior periods. We are in the process of trying to sublease additional excess space but it is unlikely that any sublease income generated will offset the entire future commitment. As of December 31, 2008, we have sublease agreements totaling approximately $4.7 million to rent portions of our excess facilities over the next four years. We currently believe that we can fund these lease commitments in the future; however, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

Of the office space being leased in our Shelton, Connecticut location, as of December 31, 2008 approximately 142,375 square feet is considered excess for which we have taken restructuring charges in prior years. Substantially all of this space is currently being sublet, but not for the full term that we are committed to under our lease agreements. If we are unable to re-lease this space, at similar rates, our future cash outflows would be adversely affected.

Our business could be harmed if we fail to integrate future acquisitions adequately.

During the past three years, we have acquired three companies, one based in the United States and two in Israel.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our headquarters is located in a suburban office park in Shelton, Connecticut. We have additional sales offices and design centers located throughout the world. The following is a summary of our material offices and locations for which we have lease commitments:

Location	Business Use	Square Footage	Lease Expiration Dates

Shelton, Connecticut	Corporation Headquarters, Product Development, Operations, Sales, Marketing and Administration	18,561	November 2012

Herzeliya, Israel	Product Development, Sales & Service	9,688	Less than 1 Year
San Jose, California	Sales & Service	2,535	September 2009

New Delhi, India	Product Development	48,554	January 2015

Fremont, California	Product Development, Sales, Marketing and Administration	12,500	February 2011

Bangalore, India	Product Development	48,734	February 2014

Excess property:
Fremont, California	Available for Lease	91,500	February 2011
Bedford, Massachusetts	Available for Lease	4,100	September 2010
Shelton, Connecticut	Available for Lease	142,375	November 2012— April 2017

Internationally, we lease space in India and France for engineering design centers, and in Japan, China, Taiwan, France and South Korea for sales offices. Our current facilities are adequate for our needs.

Refer to Note 15—Commitments and Contingencies of our Consolidated Financial Statements for additional disclosures regarding our commitments under lease obligations. Also, refer to Note 14—Restructuring and Asset Impairment Charges in our Consolidated Financial Statements regarding our restructuring charges during fiscal years 2006 through 2008 as we have recorded charges for future rent payments relating to excess office space.

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

Item 4.    Submission of Matters to a Vote of Security-Holders

We did not submit any matters to a vote of our security-holders during the three months ended December 31, 2008.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Delisting Notice

On October 22, 2008, TranSwitch received notification from the Nasdaq Listing Qualification Department providing notification that, due to the recent turmoil in U.S. and world financial markets, Nasdaq has temporarily suspended its enforcement of the bid price and market value of publicly held shares as required pursuant to Nasdaq Marketplace Rule 4450(a)(5). As a result, we now have until July 26, 2009 to regain compliance with the minimum bid requirement. To regain compliance, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days at any time before July 26, 2009.

If we do not regain compliance with Nasdaq Marketplace Rule 4450(a)(5) by July 26, 2009, we will be notified that our securities will be delisted.  At that time, we may appeal Nasdaq’s determination to delist our securities to a Listing Qualification Panel.

Our common stock is traded under the symbol “TXCC” on The Nasdaq Capital Market. The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock.

	High	Low
Year ended December 31, 2008
First Quarter	$0.88	$0.60
Second Quarter	$0.92	$0.61
Third Quarter	$1.12	$0.50
Fourth Quarter	$0.50	$0.26

Year ended December 31, 2007
First Quarter	$1.71	$1.17
Second Quarter	$1.92	$1.45
Third Quarter	$1.82	$1.37
Fourth Quarter	$1.38	$0.80

As of February 24, 2009, there were approximately 469 holders of record and approximately 17,978 beneficial shareholders of our common stock.

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

We also have securities authorized for issuance under equity compensation plans. The following table provides information as of December 31, 2008 with respect to shares of our common stock that may be issued under our existing equity compensation plans, including our 1995 Fourth Amended and Restated Stock Plan (the “1995 Plan”), our 2000 Stock Option Plan (the “2000 Plan”), the 2008 Equity Incentive Plan (the “2008 Plan”), the 1995 Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan”), the 2005 Employee Stock Purchase Plan (the “Purchase Plan”) and the 1999 Stock Incentive Plan of Onex Communications Corporation (the “Onex Plan”). As of May 22, 2008, no shares are available for grant under our 1995 Plan or 2000 Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities reflected in Column (a))
	(a)		(b)		(c)
Equity Compensation Plans Approved by Stockholders (1)	19,514,528	(3)(4)	$2.04	(3)	5,044,419
Equity Compensation Plans Not Approved by Stockholders (2)	4,538,813		$1.43		-
Total	24,053,341		$1.92		5,044,419

(1)	Consists of the 1995 Plan, the 2008 Plan, the Non-Employee Director Plan and the Purchase Plan.
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

(4)	Includes restricted stock units of 1,104,298. These awards have no strike price and are issued from our 2008 Plan.

Equity Compensation Plans Not Approved by Stockholders

2000 Stock Option Plan. The purpose of the 2000 Plan adopted by our Board of Directors on July 14, 2000 and amended on December 21, 2001, was to promote our long-term success, by providing financial incentives to employees and consultants of the Company who are in positions to make significant contributions toward such success except that no member of our Board of Directors or officer of the Company appointed by the Board of Directors shall be eligible for grants of options under the 2000 Plan. The 2000 Plan is designed to attract individuals of outstanding ability to become or to continue as employees or consultants, to enable such individuals to acquire or increase proprietary through the ownership of shares of our Common Stock, and to render superior performance during their associations with us, by providing opportunities to participate in the ownership of our future growth through the granting of NQSOs. The 2000 Plan is administered by our Board of Directors or, at its option, a committee appointed by our Board of Directors. A total of 10,000,000 shares of common stock were reserved for issuance under the 2000 Plan. In April 2008, our Board of Directors determined that no further awards would be made under this plan and that all remaining 2,427,033 shares available for issuance under the 2000 Plan that are not subject to outstanding stock option awards will be eligible for issuance under the 2008 Equity Incentive Plan.

1999 Stock Incentive Plan of Onex Communications Corporation. The purpose of the Onex Plan was to advance the interests of the shareholders by enhancing the Onex Communications Corporation’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to Onex Communications Corporation by providing those persons with opportunities for equity ownership and performance-based incentives and thereby to better align the interests of those persons with those of the shareholders. All of Onex Communications Corporation’s employees, officers, directors, consultants and advisors were eligible to be granted options, restricted, stock, or other stock-based awards under the Onex Plan. We assumed the Onex Plan in connection with our acquisition of Onex Communications Corporation in 2001. No additional awards may be granted under the Onex Plan.

Issuer Purchases of Equity Securities

On February 13, 2008, we announced that our Board of Directors authorized a stock repurchase program under which we may repurchase up to $10 million of our outstanding common stock.  The share repurchase program authorizes the repurchase of shares through February 2010, from time to time, through transactions in the open market or in privately negotiated transactions.  The number of shares to be purchased and the timing of the purchases will be based on market conditions and other factors.  The stock repurchase program does not require us to repurchase any specific dollar value or number of shares, and we may terminate the repurchase program at any time.

During the year ended December 31, 2008, we repurchased 166,350 shares at an average price of $0.68 per share for approximately $0.1 million, excluding approximately $5,000 of commissions.  For the year ended December 31, 2008, our total cost for repurchasing shares was approximately $0.1 million.

(table in thousands, except per share amounts)

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
February 1-29, 2008	120	$0.67	120	$9,919
March 1-31, 2008	46	$0.69	46	$9,887
Total	166	$0.68	166

Item 6.    Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 of this Form 10-K. The selected consolidated statements of operations data as well as the selected consolidated balance sheets data presented below are derived from our consolidated financial statements.

	Years ended December 31,
	2008	2007	2006	2005	2004
	(Amounts presented in thousands, except per share amounts)
Selected Consolidated Statements of Operations Data:

Net revenues	$41,934	$32,565	$38,920	$32,900	$33,687

Gross profit	23,894	20,171	28,174	23,984	23,347

Operating loss	(19,774)	(18,800)	(11,136)	(14,662)	(43,049)

Loss before cumulative effect of adoption of and change in accounting principle	(17,046)	(19,712)	(10,856)	(23,754)	(44,347)

Cumulative effect on prior years adoption of FIN 46R	—	—	—	—	(277)

Net loss (1)	$(17,046)	$(19,712)	$(10,856)	$(23,754)	$(44,624)
Basic and diluted loss per common share before cumulative effect of a change in accounting principle	$(0.12)	$(0.15)	$(0.09)	$(0.23)	$(0.47)

Basic and diluted net loss per common share	$(0.12)	$(0.15)	$(0.09)	$(0.23)	$(0.47)

Shares used in calculation of basic and diluted net loss per common share	138,080	132,529	124,801	104,779	94,638

	December 31,
	2008	2007	2006	2005	2004
Selected Consolidated Balance Sheets Data:
Cash, cash equivalents, restricted cash and short-term investments	$15,284	$34,098	$57,723	$72,702	$102,504
Total current assets	35,179	45,527	68,236	80,822	112,475
Working capital	8,708	36,867	30,323	73,385	76,361
Long-term investments (marketable securities)	—	—	—	—	32,178
Total non-current assets	43,248	22,060	14,420	6,004	42,233
Total assets	78,427	67,587	82,656	86,826	154,708

Convertible Notes due within one year, net of discount	—	—	28,811	—	24,442
Derivative liability, current	—	—	980	—	—
Total current liabilities	26,471	8,660	37,913	7,437	36,114
5.45% Convertible Plus Cash Notes due 2007, net of debt discount, long-term	—	—	—	49,102	67,370
5.45% Convertible Notes due 2010, long-term	10,013	25,013	—	—	—
Derivative liability, long-term	—	—	—	6,040	8,461
Total non-current liabilities	29,677	45,259	20,689	76,180	97,363
Total stockholders’ equity	22,279	13,668	24,054	3,209	21,231
Book value per share	$0.14	$0.10	$0.19	$0.03	$0.21

(1)
Effective January 1, 2006, we adopted SFAS No. 123R.  As such, the reported net loss for 2008, 2007 and 2006 reflects stock-based compensation expense of $1.5 million, $2.0 million and $2.4 million, respectively.

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

Results of operations.    This section provides an analysis of our results of operations for the years ended December 31, 2008, 2007 and 2006. In addition, a brief description is provided of transactions and events that impact the comparability of the results.

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

OVERVIEW

 TranSwitch is a Delaware corporation incorporated on April 26, 1988. TranSwitch designs, develops and supplies innovative highly-integrated semiconductor solutions that provide core functionality for voice, data and video communications network equipment.  TranSwitch end customers are the original equipment manufacturers (“OEMs”) who supply wire-line and wireless network operators who provide voice, data and video services to end users such as consumers, corporations, municipalities etc. Our system-on-a-chip products incorporate digital and mixed-signal semiconductors and related embedded software. We serve the Voice over Internet Protocol (VoIP) and Fiber-To-The-Premises (FTTP), which is also known as optical networking, markets. We have over 200 active customers, including the leading global equipment providers, and our products are deployed in the networks of the major service providers around the world.

In addition to an extensive portfolio of standard integrated circuit products addressing voice, data, wireless and video markets, TranSwitch supplies a number of intellectual property core products for Ethernet and high definition video (HDMI protocol) applications and custom design services. Our combination of standard products, intellectual property cores and custom design services enables us to serve our customers needs more fully.

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

 Our revenues were $41.9 million in 2008, $32.6 million in 2007 and $38.9 million in 2006.  2008 was a successful year for TranSwitch. Our acquisition of Centillium further diversified our product portfolio to include rapidly growing Fiber-to-the-Home (FTTH) and Voice-over-Internet-Protocol (VoIP) solutions. The combination strengthens our leadership position in the next-generation communications semiconductor market. The combined companies will have greater scale, a significantly improved expense structure and a truly global reach.

We attained revenue growth in three of our four major product revenue categories as we continued to focus on the developing markets of Optical Transport, Broadband Access and Carrier Ethernet and VoIP. Part of this growth came from our acquisition of Centillium Communications, Inc., whose products are well positioned in the Broadband Access and VoIP markets. Our previous acquisitions of the ASIC Design Center Division of Data – JCE and Mysticom, Ltd. continue to provide successful diversification in the areas of ASIC customer specific telecom / non-telecom products and High Definition video processing, respectively. In addition to growing our revenue streams, we are focusing on improving our gross margin both by reducing costs on lower margin products and working to increase sales of higher margin products.

We continued our move toward profitability by reducing our operating loss from 2007 both in a dollar amount and as a percentage of revenue. This was achieved through strict cost control measures and the implementation of a force reduction plan in both TranSwitch and Centillium. We were also able to enter into an agreement with certain holders of our 2010 Notes to purchase $15.0 million of the aggregate principal amount for $9.9 million in cash, plus accrued and unpaid interest. This enabled us to reduce our long term debt by 60% and also realize a $4.5 million gain.

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

(2) estimating allowances for doubtful accounts;

(3) estimating the derivative liability associated with our 5.45% Convertible Plus Cash Notes due 2007;

(4) estimating stock-based compensation;

(5) estimating values for goodwill and long-lived assets;

(6) estimating excess inventories;

(7) estimating restructuring liabilities; and

(8) estimating values of investments in non-publicly traded companies.

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

We warranty our products for up to one year from the date of shipment. Warranty expense is insignificant to all periods presented.

We license HDMI and other intellectual property.  Revenues from licensing arrangements generally consist of multiple elements such as license, implementation and maintenance services. The items (deliverables) included in the arrangement are evaluated pursuant to EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” to determine whether they represent separate units of accounting. We perform this evaluation at the inception of an arrangement and as we deliver each item in the arrangement.

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

 We also recognize revenue from royalties upon notification of sale by our licensees. The terms of the royalty agreements generally require licensees to give us notification and to pay royalties within 45 days of the end of the quarter during which the sales by the licensees take place.

Estimated Allowances for Doubtful Accounts.  We record allowances for doubtful accounts for estimated losses based upon specifically identified amounts that we believe to be uncollectible along with our assessment of the general financial condition of our customer base. If our actual collections experience changes, revisions to our allowances may be required. We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customers’ creditworthiness or other matters affecting the collectibility of amounts due from such customers could have a material effect on our results of operations in the period in which such changes or events occur.

Derivative Liability Associated with our 5.45% Convertible Plus Cash Notes due 2007.  In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), the holder’s conversion right contained in the terms governing our 5.45% Convertible Plus Cash Notes due 2007 (the “Plus Cash Notes”) was not clearly and closely related to the characteristics of the Plus Cash Notes upon issuance. Accordingly, this feature qualified as an embedded derivative instrument and, because it does not qualify for any scope exception within SFAS 133, it is required by SFAS 133 to be accounted for separately from the debt instrument and recorded as a derivative financial instrument.

During the year ended December 31, 2008, there were no Plus Cash Notes outstanding. During the years ended December 31, 2007 and 2006, we recorded other income of $1.0 million and $5.1 million, respectively, all of which related to the holder’s conversion right, to reflect the change in fair value of our derivative liability.

We adjust the derivative financial instruments to their estimated fair value and analyze the instruments to determine their classification as a liability or equity. As of December 31, 2008 and 2007, the estimated fair value of our derivative liability was zero as these Plus Cash Notes due 2007 were no longer outstanding. On July 6, 2007, the Company exchanged approximately $21.2 million aggregate principal amount of its outstanding Plus Cash Notes for an equivalent principal amount of a new series of 5.45% Convertible Notes due September 30, 2010 (the “2010 Notes”).  The remaining $8.9 million balance of the Plus Cash Notes was redeemed at par value at the end of September, 2007.  The estimated fair value of the holder’s conversion right was determined using a lattice (trinomial) option-pricing model, while it was estimated.

Stock-based Compensation. Determining the amount of stock-based compensation for awards granted includes selecting an appropriate model to calculate fair value at the grant date. We have used the Black-Scholes option valuation model to value employee stock option awards. Certain inputs to this valuation model require considerable judgment. These inputs include estimating the volatility of our stock, the expected life of the option awarded and the forfeiture rate. We have estimated volatility, the expected life and the forfeiture rate based on historical data. Volatility is estimated over a term that approximates the expected life of the option awarded.

Goodwill and Long-Lived Assets.   Our goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  We perform impairment reviews using a fair-value method based on management’s judgments and assumptions.  The fair value represents the amount at which an entity could be bought or sold in a current transaction between willing parties on an arms-length basis.  In estimating fair value, we use our common’s stock market price to determine fair value.  Quoted market prices are the best evidence of fair value, and the market capitalization based on the Company’s common stock price is apportioned based on revenue to the entity being tested for impairment.  The estimated fair value is then compared with the carrying amount of the entity, including goodwill.  In the case where an entities’ estimated fair value would be lower than its carrying value, we would perform discounted cash flow analysis on the entity to determine fair value.  If after a discounted cash flow analysis the entities estimated fair value is lower than its carrying value, we would retain independent appraisers to perform additional fair value calculations.  We are subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value.  The impairment testing performed by us at October 1, 2008 indicated that the estimated fair value of entities tested exceeded their corresponding carrying amount. As such, there was no impairment.  Indefinite lived intangible assets are subject to annual impairment testing, as well.  On an annual basis, the fair value of the indefinite lived assets is evaluated by us to determine if an impairment charge is required. We have only nominal amounts of indefinite lived assets.

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

Estimated Excess Inventories.     We periodically review our inventory levels to determine if inventory is stated at the lower of cost or net realizable value. The telecommunications and data communications industries have experienced a significant downturn during the past few years and, as a result, we have had to evaluate our inventory position based on known backlog of orders, projected sales and marketing forecasts, shipment activity and inventory held at our significant distributors.  We recorded charges for excess and obsolete inventories totaling approximately $0.3 million in 2008, $0.4 million in 2007 and zero in 2006.  Most of these products have not been disposed of and remain in our inventory.

During 2008, 2007 and 2006, we recorded net product revenues of approximately $4.8 million, $3.5 million and $9.1 million, respectively, on shipments of excess and obsolete inventory that had previously been written down to their estimated net realizable value of zero. This resulted in almost 100% gross margin on these product revenues. Had these products been sold at our historical average cost basis, gross margin would have been 64%, 64% and 68% in 2008, 2007 and 2006 respectively. We currently do not anticipate that a significant amount of the excess and obsolete inventories subject to the write-downs described above will be used in the future based upon our current demand forecast. Should our actual future demand exceed the estimates that we used in writing down our excess and obsolete inventories, we will recognize a favorable impact to cost of revenues and gross profits. Should demand fall below our current expectations, we may record additional inventory write-downs which will result in a negative impact to cost of revenues and gross profits.

Estimated Restructuring Liabilities.    During 2008, 2007 and 2006, we recorded restructuring charges and asset impairments totaling $3.8 million, $1.5 million and $0.4 million, respectively, related to employee termination benefits and costs to exit certain facilities, net of sub-lease benefits. At December 31, 2008 and 2007, the restructuring liabilities were $25.4 million and $21.1 million, respectively, on our consolidated balance sheets. Restructuring liabilities at December 31, 2008 include approximately $22.5 million of liabilities for facility lease costs (Refer to Note 14 – Restructuring and Asset Impairment Charges of the Notes to Consolidated Financial Statements). These facility operating leases expire through 2017. The future cash outlays for all of our operating lease commitments are discussed in Note 15 of the Notes to Consolidated Financial Statements.  Certain assumptions are used by us to derive this estimate, including future maintenance costs, price escalation and sublease income derived from these facilities. Should we negotiate additional sublease rental income agreements or reach a settlement with our lessors to be released from our existing obligations, we could realize a favorable benefit to our results of future operations. Should future lease, maintenance or other costs related to these facilities exceed our estimates, we could incur additional expenses in future periods.

Valuation of Investments in Non-Publicly Traded Companies.    Since 1999, we have been making strategic equity investments in non-publicly traded companies that develop technologies that are complementary to our product road map. Depending on our level of ownership and whether or not we have the ability to exercise significant influence, we account for these investments on either the cost or equity method, and review such investments periodically for impairment. The appropriate reductions in carrying values are recorded when, and if, necessary. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, we carefully consider the investee’s cash position, projected cash flows (both short and long-term), financing needs, most recent valuation data, the current investing environment, management / ownership changes, and competition. This evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. Based on our evaluations, we recorded impairment charges related to our investments in non-publicly traded companies of zero, $0.1 million and zero during 2008, 2007 and 2006, respectively. The total investment in non-public companies was $3.0 million and $2.9 million as of December 31, 2008 and 2007, respectively. (For further discussion, please refer to Note 4. Investments in Non-Publicly Traded Companies and Venture Capital Funds in our Consolidated Financial Statements). We used the modified equity method of accounting to determine the impairment loss for certain investments, as it was determined that no better current evidence of the value of our cost method investments existed and we believe that this gives us the best basis for our estimate given the historic negative cash flows of these companies. The modified equity method of accounting results in recording an impairment loss on a cost method investment equal to the investor’s proportionate share of the investee’s losses as its contributed capital is consumed to fund operating losses of the investee from the inception of the investor’s investment.

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

	Years ended December 31,
	2008		2007		2006

Net revenues:
Product revenues	95%		90%		93%
Service revenues	5%		10%		7%

Total net revenues	100%		100%		100%
Cost of revenues:
Product cost of revenues	40%		32%		24%
Provision for excess and obsolete inventories	1%		1%		-%
Service cost of revenues	2%		5%		3%

Total cost of revenues	43%		38%		27%

Gross profit	57%		62%		73%

Operating expenses:
Research and development	58%		67%		55%
Marketing and sales	21%		32%		30%
General and administrative	16%		17%		16%
Restructuring charge and asset impairment, net	9%		4%		1%

Total operating expenses	104%		120%		102%

Operating loss	(47	) %	(58	) %	(29	) %

Comparison of Fiscal Years 2008 and 2007

Net Revenues.   We have four product line categories: 1) Optical Transport; 2) Broadband Access; 3) Carrier Ethernet and VOIP and 4) Non-Telecommunications.  The Optical Transport product line is incorporated into OEM systems that improve the efficiency of fiber optic networks and in the process increase the overall network capacity.  The Broadband Access product line is incorporated into OEM systems that allow telecommunications service providers to transition their legacy voice networks to support next generation services such as voice, data and video.  The Carrier Ethernet product line allows carriers to provide robust and differentiated services using Ethernet technology in their wide-area networks. VoIP products are used in carrier-class and enterprise-class media gateways and access gateways and for use in residential gateway markets.  The Non-Telecommunications product line consists of non-telecommunications ASIC products.  The following tables summarize our net product revenue mix by product line:

(Tabular dollars in thousands)	Year Ended December 31, 2008		Year Ended December 31, 2007		Percentage
	Revenues	Percent of Total Revenues	Revenues	Percent of Total Revenues	Increase (Decrease) in Revenues

Optical Transport	$20,258	48%	$18,055	56%	12%

Broadband Access	15,512	37%	7,731	24%	101%

Carrier Ethernet and VOIP	3,348	8%	2,431	7%	38%

Non-Telecommunications	885	2%	1,093	3%	(19)%

Sub-total product revenues	40,003	95%	29,310	90%	36%

Service revenues	1,931	5%	3,255	10%	(41)%

Total	$41,934	100%	$32,565	100%	29%

Total product sales in 2008 were $40.0 million as compared to $29.3 million in 2007, an increase of $10.7 million or 36%.  The increase in net product revenue for 2008 compared to 2007 includes approximately $6.0 million of increased sales as a result of the acquisition of Centillium in the fourth quarter of 2008.  Approximately $5.0 million of the Centillium revenue is included in our Broadband Access products and $1.0 million is included in Carrier Ethernet and VOIP.  The increase in Broadband Access product sales in 2008 also included increased sales of our ASIC products partially offset by lower sales of our ASPEN, ASPEN Express and CUBIT-PRO products. Our Optical Transport product revenue increased approximately $2.2 million in 2008 as compared to 2007.  This included increased sales of our L3M, E1Mx21 and ET family of products which were partially offset by decreased sales of our TEMx28, QE1F-Plus and DART products. Our Non-telecommunications products decreased by approximately $0.2 million in 2008 as compared to 2007.

Service revenues (approximately $1.9 million in 2008 and $3.3 million in 2007) consist of design services performed for third parties on a contract basis and HDMI and technology licenses.

For 2008 and 2007 international net revenues were approximately 85% and 79%, respectively, of net revenues.

As of December 31, 2008 our backlog was $8.3 million, as compared to $4.6 million as of December 31, 2007. Backlog represents firm orders anticipated to be shipped, and service revenue expected to be billed under existing contracts, during the next 12 months. Our business and, to a large extent, that of the entire communication semiconductor industry, is characterized by short-term order and shipment schedules. Since orders constituting our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty, backlog is not necessarily indicative of future revenues.

Gross Profit. Gross profit was $23.9 million and $20.2 million for the years ended December 31, 2008 and 2007, respectively. Gross profit increased by approximately $3.7 million for 2008 as compared to 2007 while the gross profit as a percentage of revenue decreased by approximately 5%.  This is a result of increased revenue from our lower margin ASIC and newly acquired Centillium products.

During the years ended December 31, 2008 and 2007, gross profit was affected favorably in the amount of $1.6 million and $1.2 million, respectively, from the sales of products that had previously been written down to a cost basis of zero. Also during the years ended December 31, 2008 and 2007, we recorded provisions for excess and obsolete inventories in the amount of $0.3 million and $0.4 million, respectively. These charges had a negative impact on our gross profit.

We anticipate that gross profit will continue to be impacted by fluctuations in the volume and mix of our product shipments as well as material costs, yield and the fixed cost absorption of our production operations.

Research and Development.    Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to electronic design automation tools, subcontracting and fabrication costs, depreciation and amortization and facilities expenses. Research and development expenses for 2008 were $24.6 million which increased $2.9 million, or 13% as compared to the prior year.  This increase was a result of increased expenses due to the acquisition of Centillium and increased expenses due to our HDMI development program partially offset by decreased depreciation and amortization and decreases in salaries and subcontracting costs as a result of workforce reductions and other cost cutting measures that were implemented in 2007 and 2008.

Marketing and Sales.    Marketing and sales expenses consist primarily of personnel-related, trade show, travel and facilities expenses. Marketing and sales expenses for 2008 were $8.8 million which decreased $1.4 million, or 14% as compared to the prior year. These expense decreases were primarily from lower salaries and employee related expenses partially offset by increased marketing and sales expenses due to the acquisition of Centillium.

General and Administrative.   General and administrative (G&A) expenses consist primarily of personnel-related expenses, professional and legal fees, and facilities expenses. G&A expenses were $6.7 million in 2008, an increase of approximately $1.1 million or 19% compared to the prior year.  The increase was due to increased expenses due to the acquisition of Centillium.

Restructuring Charges.   We recorded restructuring charges of $3.8 million and $1.4 million for 2008 and 2007, respectively.  Information on restructuring charges and asset impairments for each of the last two years is located in Note 14 of the Notes to Consolidated Financial Statements.

Change in Fair Value of the Derivative Liability.  For 2008 and 2007, we recorded other expense of approximately $0.3 million and other income of approximately $1.0 million, respectively, to reflect the change in the fair value of the derivative liabilities.

During the first quarter of 2008 we entered into a number of foreign exchange contracts to purchase Indian rupees to fund our India operations. For the year ended December 31, 2008, we recorded other expense of approximately $0.3 million to reflect the change in the fair value of these derivative financial instruments. There were no foreign exchange contracts outstanding at December 31, 2008.

For the year ended December 31, 2007, we recorded other income of approximately $1.0 million to reflect the change in the fair value of the derivative liability resulting from the 5.45% Convertible Plus Cash Notes due 2007 (“Plus Cash Notes”).   (Refer to Note 13 – Convertible Notes of the Notes to Consolidated Financial Statements). There were no Plus Cash Notes outstanding at December 31, 2008 and 2007.

Gain/Loss on Extinguishment of Debt.  On December 24, 2008, we entered into an agreement with certain holders of our 5.45% Convertible Notes due 2010 (the “2010 Notes”) to purchase $15.0 million aggregate principal amount of the Notes for $9.9 million in cash, plus accrued and unpaid interest.  As a result of this transaction, we recorded a $4.5 million gain on the extinguishment of debt in 2008.

On July 6, 2007, we exchanged approximately $21.2 million aggregate principal amount of our outstanding Plus Cash Notes for an equivalent principal amount of the 2010 Notes.  As a result, we recognized a $0.4 million extinguishment loss in 2007.

Interest Expense net.  Interest expense, net decreased approximately $0.1 million to $1.0 million in 2008.

Interest expense decreased from $3.6 million in 2007 to $1.9 million in 2008 due to lower debt balances resulting from the exchanges of our Plus Cash Notes in 2007, the payment at maturity of the remaining outstanding Plus Cash Notes in 2007 and the elimination of the debt discount associated with the Plus Cash Notes during 2007.

Interest income decreased from $2.5 million in 2007 to $0.9 million in 2008 as a result of lower market yields due to decreased interest rates and lower cash and investment balances. At December 31, 2008 and 2007, the effective interest rates on our interest-bearing securities were approximately 1.63% and 4.70%, respectively.

Income Tax Expense.  Our income tax expense of $0.5 million in 2008 and $0.3 million in 2007 is applicable to the operating results of certain of our foreign subsidiaries.  We have incurred significant taxable losses for U.S. federal and state purposes. We have not recognized any income tax benefits on those losses because their realization is uncertain.

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

(Tabular dollars in thousands)	Year Ended December 31, 2007		Year Ended December 31, 2006		Percentage
	Revenues	Percent of Total Revenues	Revenues	Percent of Total Revenues	Increase (Decrease) in Revenues

Optical Transport	$18,055	56%	$28,150	72%	36%

Broadband Access	7,731	24%	5,765	15%	34%

Carrier Ethernet	2,431	7%	1,969	5%	23%

Non-Telecommunications	1,093	3%	275	1%	297%

Sub-total product revenues	29,310	90%	36,159	93%	(19)%

Service revenues	3,255	10%	2,761	7%	18%

Total	$32,565	100%	$38,920	100%	(16)%

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

Gross Profit.  Gross profit was $20.2 million and $28.2 million for the years ended December 31, 2007 and 2006, respectively. The decrease in gross profit for 2007 as compared to 2006 reflects lower overall revenues, a decrease in sales of our newer non-ASIC products, which generally yield a higher margin than our legacy products, and an increase in sales of our lower margin ASIC products.

During the years ended December 31, 2007 and 2006, gross profit was affected favorably in the amount of $1.2 million and $2.8 million, respectively, from the sales of products that had previously been written down to a cost basis of zero. Also during the year ended December 31, 2007, we recorded a provision for excess and obsolete inventories in the amount of $0.4 million. This charge had a negative impact on our gross profit.

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

Restructuring Charges.   We recorded restructuring charges of $1.4 million and $0.4 million for 2007 and 2006, respectively.  Information on restructuring charges and asset impairments for each of the last two years is located in Note 14 of the Notes to Consolidated Financial Statements.

Change in Fair Value of the Derivative Liability.  For 2007 and 2006, we recorded other income of approximately $1.0 million and $5.1 million, respectively, to reflect the change in the fair value of the derivative liability associated with the 5.45% Convertible Plus Cash Notes due September 30, 2007 (the “Plus Cash Notes”).  (Refer to Note 13 – Convertible Notes of the Notes to Consolidated Financial Statements). There were no Plus Cash Notes outstanding at December 31, 2007.

Loss on Extinguishment of Debt.  On July 6, 2007, the Company exchanged approximately $21.2 million aggregate principal amount of its outstanding Plus Cash Notes for an equivalent principal amount of a new series of 5.45% Convertible Notes due September 30, 2010 (the “2010 Notes”).  As a result we recognized a $0.4 million extinguishment loss.

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

Information on income taxes for each of the last three years is located in Note 10 of the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, we had cash, cash equivalents, restricted cash and short-term investments of approximately $15.3 million compared to $34.1 million as of December 31, 2007. Further, our working capital was $8.7 million compared to $36.9 million last year. Our primary source of liquidity is cash, cash equivalents and short term investments. We have used cash in our operating activities in each of the last three years, including $18.5 million in 2008, $12.8 million in 2007 and $6.9 million in 2006. During 2008 we reduced long-term debt from $25.0 million as of December 31, 2007 to $10.0 million as of December 31, 2008.

In the fourth quarter 2008, we implemented restructuring plans that included the elimination of approximately 76 positions, primarily in our Shelton, Connecticut, Bedford, Massachusetts, Fremont, California, Eclubens, Switzerland, New Delhi, India and Bangalore, India locations.  As a result, we incurred restructuring costs of approximately $7.2 million. We believe that we have reduced our anticipated operating expenses to the point where we can break-even, excluding stock compensation costs, at the rate of sales that we achieved in the fourth quarter of 2008. Also, we intend to continue to assess our cost structure in relationship to our revenue levels and to make appropriate adjustments to expense levels as required. None-the-less we believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund operating activities and capital expenditures, and provide adequate working capital through at least December 31, 2009.

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

Commitments and Significant Contractual Obligations

We have existing commitments to make future interest payments on the 2010 Notes and to redeem these notes in September 2010.  Over the remaining life of the outstanding 2010 Notes, we expect to pay approximately $1.1 million of interest on them.

We have outstanding operating lease commitments of $34.2 million, payable over the next nine years. Some of these commitments are for space that is not being utilized and, for which, we recorded restructuring charges in prior years for excess facilities. We are in the process of trying to sublease additional excess space but it is unlikely that any sublease income generated will offset the entire future commitment. As of December 31, 2008, we have approximately $4.7 million in anticipated sub-lease income over the next four years relating to portions of our excess facilities. We currently believe that we can fund these lease commitments in the future. However, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

A summary of our significant future contractual obligations and their payments follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2009	2010 & 2011	2012 & 2013	Thereafter
Interest on convertible notes	$1,091	$546	$545	$—	$—
Convertible notes	10,013	—	10,013	—	—
Operating lease obligations	34,215	6,178	10,267	8,155	9,615
Purchase obligations	6,432	6,432	—	—	—

	$51,751	$13,156	$20,825	$8,155	$9,615

We also have pledged approximately $3.1 million as collateral for stand-by letters of credit that guarantee certain long-term property lease obligations and to support customer credit requirements. This $3.1 million is in our bank accounts and is included in our restricted cash as of December 31, 2008.

Recent Accounting Pronouncements

Newly issued accounting pronouncements that potentially impact our financial statements are disclosed in the Notes to Consolidated Financial Statements of this report.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk.  We have investments in money market accounts that earn interest income that is a function of the market rates. As a result, we have exposure to changes in interest rates. For example, if interest rates were to decrease by one half percentage point from their current levels, our potential interest income for 2009, assuming a constant cash balance, would decrease by less than $0.1 million.

Foreign Currency Exchange Risk.  As substantially all of our net revenues are currently made or denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Although we recognize our revenues in U.S. dollars, we incur expenses in currencies other than U.S. dollars. In 2008, operating expenses incurred in foreign currencies were approximately 41% of our total operating expenses. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in hedging.  We do not enter into derivative financial instruments for trading or speculative purposes. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

               Fair Market Value of Financial Instruments.  As of December 31, 2008, our debt consisted exclusively of convertible notes due September 30, 2010 with interest at a fixed rate of 5.45%. Consequently, we do not have significant cash flow exposure on the interest payments on these notes. However, the Company does have considerable exposure in the requirement to redeem these convertible notes on September 30, 2010.  There is no guarantee that the Company will have either enough cash to pay down this debt, or the ability to refinance this debt on terms acceptable to the Company.  The fair market value of our outstanding 5.45% Convertible Notes due September 30, 2010 was estimated based on current market conditions at approximately $6.6 million at December 31, 2008. Among other factors, changes in interest rates and the price of our common stock affect the fair value of our convertible notes. Refer to critical accounting policies and use of estimates in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information associated with our 2010 Notes.

Item 8.    Financial Statements and Supplementary Data

TRANSWITCH CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
TranSwitch Corporation

We have audited the accompanying consolidated balance sheets of TranSwitch Corporation and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2008.  Our audit also included the financial statement schedule listed in the Index at Item 8. We have also audited the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  These financial statements and schedule are the responsibility of the Company's management.  Further, the Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on these financial statements and schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the  financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Further, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008,  based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 10, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, effective January 1, 2007.

/s/ UHY LLP

New Haven, Connecticut
March 12, 2009

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	December 31,
	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$7,462	$34,098
Restricted cash	4,852	—
Short-term investments	2,970	—
Accounts receivable, net of allowances of $536 and $623	12,865	6,850
Inventories	4,504	3,069
Prepaid expenses and other current assets	2,526	1,510

Total current assets	35,179	45,527

Property and equipment, net	2,029	5,116
Goodwill	25,079	10,075
Other intangible assets, net	11,454	1,483
Investments in non-publicly traded companies	2,963	2,898
Deferred financing costs, net	403	1,581
Other assets	1,320	907

Total assets	$78,427	$67,587

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,240	$1,665
Accrued expenses and other current liabilities	22,231	6,995

Total current liabilities	26,471	8,660

Restructuring liabilities	19,664	20,246
5.45% Convertible Notes due 2010	10,013	25,013

Total liabilities	56,148	53,919

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value: authorized - 300,000,000 shares; issued - 158,674,340 shares at December 31, 2008 and 133,098,432 shares at December 31, 2007	159	133
Additional paid-in capital	381,384	354,813
Accumulated other comprehensive income – currency translation	36	858
Common stock held in treasury (166,350 shares), at cost	(118)	—
Accumulated deficit	(359,182)	(342,136)

Total stockholders’ equity	22,279	13,668

Total liabilities and stockholders’ equity	$78,427	$67,587

See accompanying notes to consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended December 31,
	2008	2007	2006

Net revenues:
Product revenues	$40,003	$29,310	$36,159
Service revenues	1,931	3,255	2,761

Total net revenues	41,934	32,565	38,920
Cost of revenues:
Cost of product revenues	16,730	10,514	9,507
Provision for excess and obsolete inventories	316	443	—
Cost of service revenues	994	1,437	1,239

Total cost of revenues	18,040	12,394	10,746

Gross profit	23,894	20,171	28,174
Operating expenses:
Research and development	24,568	21,703	21,245
Marketing and sales	8,816	10,223	11,523
General and administrative	6,678	5,617	6,139
Restructuring charges, net	3,804	1,428	403
Reversal of accrued royalties	(198)	—	—

Total operating expenses	43,668	38,971	39,310

Operating loss	(19,774)	(18,800)	(11,136)
Other income (expense):
Other income	81	—	85
Impairment of investments in non-publicly traded companies	—	(109)	—
Change in fair value of derivative liability	(347)	980	5,060
Gain (loss) on extinguishment of debt	4,491	(351)	(3,124)
Interest:
Interest income	934	2,457	2,728
Interest expense	(1,941)	(3,606)	(4,355)

Interest expense, net	(1,007)	(1,149)	(1,627)

Total other income (expense), net	3,218	(629)	394

Loss before income taxes	(16,556)	(19,429)	(10,742)
Income taxes	490	283	114

Net loss	$(17,046)	$(19,712)	$(10,856)

Basic and diluted loss per common share:
Net loss	$(0.12)	$(0.15)	$(0.09)

Basic and diluted average common shares outstanding	138,080	132,529	124,801

See accompanying notes to consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(dollars in thousands)
					Accumulated
			Common	Additional	other	Accumulated
	Common stock		stock held in	paid-in	comprehensive	earnings
	Shares	Amount	treasury	capital	(loss) income	(deficit)	Total
Balance at December 31, 2005	108,345,342	$108	$—	$314,697	$(28)	$(311,568)	$3,209

Comprehensive loss:
Net loss					—	(10,856)	(10,856)
Currency translation adjustment					432	—	432

Total comprehensive loss							(10,424)

Stock compensation	—	—		2,385	—	—	2,385
Shares of common stock issued in connection with common stock offering	13,766,667	14		18,856	—	—	18,870
Shares of common stock issued in connection with business acquisition	2,621,845	3		4,832	—	—	4,835
Shares of common stock issued under stock option and stock purchase plans	1,879,364	2		2,462	—	—	2,464
Shares of common stock issued upon exchange of 5.45% Convertible Plus Cash Notes due 2007	1,500,000	1		2,714	—	—	2,715

Balance at December 31, 2006	128,113,218	$128	$—	$345,946	$404	$(322,424)	$24,054

Comprehensive loss:
Net loss						(19,712)	(19,712)
Currency translation adjustment					454	—	454

Total comprehensive loss							(19,258)

Stock compensation	85,432	—		1,980	—	—	1,980
Shares of common stock issued in connection with business acquisition	3,746,713	4		5,541	—	—	5,545
Shares of common stock issued under stock option and stock purchase plans	1,153,069	1		1,346	—	—	1,347

Balance at December 31, 2007	133,098,432	$133	$—	$354,813	$858	$(342,136)	$13,668

Comprehensive loss:
Net loss						(17,046)	(17,046)
Currency translation adjustment					(822)	—	(822)

Total comprehensive loss							(17,868)

Stock compensation	393,091	1		1,515	—	—	1,516
Shares of common stock issued in connection with business acquisition	25,000,000	25		24,925	—	—	24,950
Shares of common stock issued under stock option and stock purchase plans	182,817	—		131	—	—	131
Repurchase of 116,350 shares of common stock	—	—	(118)	—	—	—	(118)

Balance at December 31, 2008	158,674,340	$159	$(118)	$381,384	$36	$(359,182)	$22,279

See accompanying notes to consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2008	2007	2006

Operating activities:
Net loss	$(17,046)	$(19,712)	$(10,856)
Adjustments required to reconcile net loss to net cash flows used by operating activities, net of effects of acquisitions:
Depreciation and amortization	4,020	4,527	4,214
Amortization of debt discount and deferred financing fees	569	1,536	2,308
(Gain) loss on extinguishment of debt	(4,491)	351	3,124
(Benefit) provision for doubtful accounts	(87)	150	27
Provision for excess and obsolete inventories	316	443	—
Non-cash restructuring charges	835	58	184
Stock-based compensation expense	1,516	1,970	2,395
Impairment of investments in non-publicly traded companies	—	109	—
Change in fair value of derivative liability	179	(980)	(5,060)
Loss on retirement of property and equipment	74	—	—
Reversal of accrued royalties	(198)	—	—
Other non-cash items	15	—	—
Changes in operating assets and liabilities:
Accounts receivable	(3,452)	(1,166)	(1,838)
Inventories	437	146	(682)
Prepaid expenses and other assets	505	(118)	585
Accounts payable	747	435	717
Accrued expenses and other current liabilities	(2,131)	(124)	(1,181)
Obligation under deferred revenue	146	37	(562)
Restructuring liabilities	(500)	(423)	(247)

Net cash used by operating activities	(18,546)	(12,761)	(6,872)

Investing activities:
Capital expenditures	(592)	(3,884)	(4,636)
Investments in non-publicly traded companies	(65)	(42)	(1,996)
Acquisition of business, net of cash acquired	7,369	(1,650)	(769)
Increase in restricted cash	(2,286)	—	—
Purchases of short and long-term investments	(10,630)	—	(4,921)
Proceeds from sales and maturities of short and long-term investments	8,658	—	38,782

Net cash provided (used) by investing activities	2,454	(5,576)	26,460

Financing activities:
Net proceeds from issuance of common stock	—	—	18,870
Issuance of common stock under employee stock plans	131	1,346	2,464
Payments to extinguish debt	(9,900)	(8,908)	(22,176)
Proceeds from issuance of debt (net of fees)	—	1,901	—
Purchase of 166,350 shares of common stock for treasury	(118)	—	—

Net cash used by financing activities	(9,887)	(5,661)	(842)

Effect of exchange rate changes on cash and cash equivalents	(657)	373	136

Change in cash and cash equivalents	(26,636)	(23,625)	18,882
Cash and cash equivalents at beginning of year	34,098	57,723	38,841

Cash and cash equivalents at end of year	$7,462	$34,098	$57,723

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

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates relate to uncollectable accounts receivable, excess or slow-moving or obsolete inventories, impairment of assets, product warranty allowances, depreciation and amortization, income taxes, sales returns and allowances, stock rotation allowances and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Liquidity

 The Company has incurred significant operating losses and used cash in its operating activities for the past several years. Operating losses have resulted from inadequate sales levels for the cost structure. The Company has made business acquisitions in each of the past three years to increase revenue. In addition, in the fourth quarter of 2008, the Company executed a significant restructuring to eliminate cost redundancies and enhance operating effectiveness. The Company’s management believes it now has an appropriate cost structure for its anticipated sales. As such, management believes that the Company will provide sufficient cash flows to fund its operations in the ordinary course of business through at least December 31, 2009. Of course there can be no assurance that the anticipated sales level will be achieved.

Cash, Cash Equivalents and Investments

All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents. Cash equivalents consist of money market funds as of December 31, 2008 and 2007. The majority of the Company’s cash and cash equivalents balances are maintained with a limited number of major financial institutions. Cash and cash equivalents balances at institutions may, at times, be above the Federal Deposit Insurance Corporation insured limit of $0.25 million per account.

Short-term investments as of December 31, 2008 consist of government bonds which are all due within one year. Such investments are classified as held-to-maturity. Held-to-maturity securities are those securities which the Company has both the ability and intent to hold to maturity. Held-to-maturity securities are stated at amortized cost. Amortized cost and accrued interest as of December 31, 2008 approximate market value.

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value. The fair value of the outstanding 5.45% Convertible Notes due 2010 was estimated at approximately $6.6 million and $20.6 million as of December 31, 2008 and December 31, 2007, respectively, based on current market conditions.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular dollars in thousands, except share and per share amounts)

The fair value of investments in non-publicly traded companies is not readily determinable.

Inventories

Inventories are carried at the lower of cost (determined on a weighted-average cost basis) or estimated net realizable value.

Product Licenses

All product licenses were fully amortized as of December 31, 2008 and 2007.  Prior thereto product licenses were amortized using the greater of: (1) the amount computed using the ratio of a product’s current gross revenues to the product’s total of current and estimated future gross revenues; or (2) the straight-line method over the estimated useful life of the asset, generally three to five years, not to exceed the term of the license. Amortization of product licenses amounted to $0.2 million for  2006.

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

    Other Intangible Assets

Other intangible assets consist of purchased customer relationships and developed technology and are stated at cost, less accumulated amortization. Customer relationships and developed technology are being amortized by the straight line method over their estimated economic useful lives ranging from five to twelve years.

Deferred Financing Costs

Deferred financing costs are being amortized using the interest method over the term of the related debt. Unamortized deferred financing fees were $0.4 million and $1.6 million as of December 31, 2008 and 2007, respectively. Amortization, included in the consolidated statement of operations as a component of interest expense, was $0.6 million, $0.5 million, and $0.4 million for 2008, 2007 and 2006, respectively.

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

Investments in Non-Publicly Traded Companies

The Company has minority investments in certain non-publicly traded companies. Depending on the Company’s level of ownership and whether or not the Company has the ability to exercise significant influence, these investments are accounted for by either the cost or equity method. All such investments as of December 31, 2008 and 2007 are accounted for by the cost method.  These investments are reviewed periodically for impairment.

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

At the time of shipment, the Company records a reduction to revenue (with a related liability) to accrue for future price protection. This liability is established based on historical experience, contractually agreed-to provisions and future shipment forecasts. Such accruals have been insignificant for the last three years.

The Company also accrues, at the time of shipment, a reduction to revenue (with a related liability) and an inventory asset against product cost of revenues in order to establish a provision for the gross margin related to future returns under the Company’s distributor stock rotation program. Such accruals are insignificant to the Company’s financial position and results of operations for all periods presented.  Should actual experience differ from estimated liabilities, there could be adjustments (either favorable or unfavorable) to the Company’s net revenues, cost of revenues and gross profits.

Service revenues are recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) services have been performed in accordance with the contractual obligations; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.

          The Company licenses HDMI and other intellectual property.  Revenues from licensing arrangements generally consist of multiple elements such as license, implementation and maintenance services. The items (deliverables) included in the arrangement are evaluated pursuant to EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” to determine whether they represent separate units of accounting. The Company performs this evaluation at the inception of an arrangement and as the Company delivers each item in the arrangement.

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

Allowance for Doubtful Accounts

The Company records allowances for doubtful accounts for estimated losses based upon specifically identified amounts that it believes to be uncollectible along with the Company’s assessment of the general financial condition of its customer base. If the Company’s actual collections experience changes, revisions to its allowances may be required. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customers’ creditworthiness or other matters affecting the collectibility of amounts due from such customers could have a material effect on the Company’s results of operations in the period in which such changes or events occur.

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

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular dollars in thousands, except share and per share amounts)
At December 31, 2008 and 2007, approximately 53% and 44% of accounts receivable were due from five customers. The majority of the Company’s sales are to customers in the telecommunications and data communications industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company establishes an allowance for potentially uncollectable accounts based upon factors surrounding the credit risk of specific customers, historical payment trends and other information.

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

As of December 31, 2008, the unrecognized stock-based compensation cost related to non-vested option awards was $0.7 million and such amount will be recognized in operations over a weighted average period of 1.59 years.  As of December 31, 2008, the unrecognized stock-based compensation cost related to non-vested stock awards was $0.4 million and such amount will be recognized in operations over a weighted average period of 3.35 years.

Stock compensation charged to operations was $1.5 million in 2008, $2.0 million in 2007 and $2.4 million in 2006.

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

     Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company.  In the case where it is determined that a new accounting pronouncement effects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial reporting, and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change.   New pronouncements assessed by the Company are discussed below:

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

This statement, as issued, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 2008. As such, the Company adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities only. There was no significant effect on the Company’s financial statements. As of December 31, 2008, the Company’s financial assets included held to maturity investments in marketable securities and investments in non-publicly traded companies.

The Company considers fair value for its investments in held to maturity marketable securities and its investments in non-publicly traded companies for purposes of determining asset impairment losses. There were no impairment losses for the year ended December 31, 2008. As such, neither category of asset has been measured at fair value on a nonrecurring basis.

The Company does not believe that the adoption of SFAS 157 to non-financial assets and liabilities will significantly affect its financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” or SFAS 161, which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company is currently assessing the impact that the adoption of SFAS 161 will have on its financial statement disclosures.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” or FSP No. 142-3, to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company does not believe implementation of FSP No. 142-3 will have a material impact on its financial statements.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, “Determining whether Instruments granted in Share-Based Payment Transactions are Participating Securities” or FSP EITF No. 03-6-1.  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. It is not expected to have a significant impact on the Company’s financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard will not have a material impact on the Company’s financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular dollars in thousands, except share and per share amounts)

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company is currently assessing the impact of EITF 08-5 on its consolidated financial position and results of operations.

 In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

Note 2.    Acquisitions

On October 24, 2008, the Company acquired Centillium Communications, Inc. (“Centillium), a Delaware corporation. Centillium was a global company with headquarters in Fremont, CA and delivered highly innovative communications processing technology. The acquisition was financed with the issuance of 25,000,000 shares of the Company’s common stock with an approximate fair value of $25.0 million and $15.0 million of cash.  The Company incurred transaction costs of approximately $2.6 million which resulted in a total purchase price of approximately $42.6 million. In connection with the acquisition of Centillium, the Company implemented a worldwide reduction in Centillium’s workforce to be implemented and concluded during the fourth quarter of 2008 and the first quarter of 2009.  As such, the Company expects to incur cash expenditures of approximately $3.4 million primarily for employee related costs, $2.4 million of which was paid during 2008 and $1.0 million which is estimated to be paid in 2009.  Such costs were added to the Company’s purchase price of Centillium and allocated to the net assets acquired. The results of operations of Centillium have been included in the Company's consolidated financial results from October 24, 2008.  All significant inter-company balances and transactions have been eliminated. The acquisition was accounted for by the purchase method of accounting. The Company has allocated the cost to acquire Centillium to its identifiable tangible and intangible assets and liabilities, with the remaining amount classified as goodwill.  None of the amount allocated to goodwill is expected to be deductible for income tax reporting purposes.

On January 11, 2007, the Company acquired the ASIC Design Center Division of Data – JCE, an Israel-based publicly held electronics components distribution company.  The ASIC Design Center develops and sells customer-specific semiconductor products. The acquisition was financed with the issuance of 3,746,713 shares of the Company’s common stock with an approximate fair value of $5.5 million and $1.4 million of cash.  The Company incurred transaction costs of approximately $0.3 million which resulted in a total purchase price of approximately $7.2 million. Under the earn-out provisions of the ASIC Design Center acquisition agreement, the Company may have been required to pay up to an additional $14.5 million in the form of TranSwitch common stock or cash, at its option, if the ASIC Design Center achieved stipulated revenue and operating profit for 2007.  Such targets were not achieved. The results of operations of the ASIC Design Center have been included in the Company's consolidated financial results from January 11, 2007.  All significant inter-company balances and transactions have been eliminated. The acquisition was accounted for by the purchase method of accounting. The Company has allocated the cost to acquire the ASIC Design Center to its identifiable tangible and intangible assets and liabilities, with the remaining amount classified as goodwill.  None of the amount allocated to goodwill is expected to be deductible for income tax reporting purposes.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular dollars in thousands, except share and per share amounts)

On January 30, 2006, the Company completed its acquisition of Mysticom Ltd. (“Mysticom”), an Israel-based, privately-held developer of high-performance, low-power, multi-Gigabit Ethernet transceivers for the communications industry.  The acquisition of Mysticom allows TranSwitch to integrate high-speed SerDes and PHY capabilities in the Company’s next generation of products as the market for 10-Gbps ports on telecommunications and data communications equipment grows. TranSwitch acquired all the capital stock of Mysticom through the issuance of 2,378,185 shares of TranSwitch common stock.  The common stock issued was valued at approximately $4.4 million ($1.85 per share).  The Company incurred transaction costs of approximately $1.0 million in conjunction with this acquisition, resulting in a total purchase price of approximately $5.4 million. Under the earn-out provisions of the Mysticom acquisition agreement, the Company could have paid up to an additional $10 million in the form of TranSwitch common stock or cash, upon Mysticom’s achievement of stipulated revenue objectives and a positive operating cash flow over the 12 month period ending January 30, 2007.  Based on the operating performance of Mysticom there was no earn-out provision payment. The results of operations of Mysticom have been included in the Company's consolidated financial results beginning on January 31, 2006, and all significant inter-company balances have been eliminated. The acquisition was accounted for under the purchase method of accounting.  The Company has allocated the cost to acquire Mysticom to its identifiable tangible and intangible assets and liabilities, with the remaining amount classified as goodwill.  None of the amount allocated to goodwill is expected to be deductible for tax reporting purposes.

The total purchase price of the Company’s acquisitions has been allocated in the Company's consolidated financial statements as follows:

		ASIC Design
	Centillium	Center	Mysticom
	2008	2007	2006

Current assets	$34,246	$400	$1,317
Property, plant and equipment	709	36	369
Long-term investments	992	—	—
Other intangible assets (1)	10,600	1,756	894
Goodwill	15,004	5,183	4,892
Obligation under deferred revenue	(23)	(180)	(625)
Accounts payable & accrued expenses	(14,158)	—	(1,408)
Restructuring reserve	(4,798)	—	—
Purchase price	42,572	7,195	5,439
Less:
Common stock issued	(24,950)	(5,545)	(4,399)

Cash and cash equivalents acquired	(24,991)	—	(271)
Net cash (provided by) used for acquisitions	$(7,369)	$1,650	$769

(1)
The valuation of Centillium’s customer relationships of $7.8 million was determined based on their estimated fair value at the acquisition date. The excess earnings methodology of the income approach was the technique used to value such relationships. The value assigned to Centillium’s customer relationships is being amortized ratably over twelve years, which represents the estimated average remaining useful life.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular dollars in thousands, except share and per share amounts)

The valuation of developed technology of Centillium of $2.8 million was determined based on its estimated fair value at the acquisition date.  A form of the income approach known as the relief-from-royalty method was the technique used to value developed technology.  The developed technology is being amortized ratably over five to seven years, which represents the estimated average remaining useful life.

The valuation of existing customer relationships of the ASIC Design Center of $1.8 million was determined based on their estimated fair value at the acquisition date.  The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique used to value such contracts.  The value assigned to the ASIC contracts is generally being amortized ratably over five years, which represents the estimated contract average remaining useful life.

The valuation of purchased intellectual property of Mysticom of $0.9 million was determined based on its estimated fair value at the acquisition date. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the purchased intellectual property. The purchased intellectual property is primarily being amortized ratably, based upon the recognition of the associated license revenue.

Unaudited pro forma results for 2008, 2007 and 2006 assuming that Centillium was acquired as of January 1, 2007 and ASIC Design Center was acquired as of January 1, 2006 follows:  Net revenues of $58.3 million, $48.4 million and $43.7 million, respectively; net loss of $(31.3) million, $(46.5) million and $(10.4) million, respectively; and basic and diluted loss per common share of $(0.20), $(0.30) and $(0.08), respectively.

Note 3.  Restricted Cash

At December 31, 2008, the Company’s liquidity is affected by restricted cash balances of approximately $4.9 million, which are included in current assets and are not available for general corporate use. The Company has pledged the $3.1 million of cash as collateral for stand-by letters of credit that guarantee certain long-term property lease obligations and to support customer credit requirements.  The other $1.8 million of restricted cash is being held in escrow for one year as security for certain indemnification obligations of Centillium as a result of an asset sale agreement which Centillium had entered into in February of 2008.

Note 4.    Investments in Non-Publicly Traded Companies and Venture Capital Funds

The Company owns convertible preferred stock of Opulan Technologies Corp. (“Opulan”), a 3% limited partnership interest in Neurone II, a venture capital fund organized as a limited partnership and a 0.42% limited partnership interest in Munich Venture Partners Fund (“MVP”).  The Company accounts for these investments at cost.  The financial condition of these companies is subject to significant changes resulting from their operating performance and their ability to obtain financing.  The Company continually evaluates its investments in these companies for impairment. In making this judgment, the Company considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, most recent valuation data, the current investing environment, management/ownership changes, and competition. This evaluation process is based on information that the Company requests from these privately held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. SFAS 157 was adopted as of January 1, 2008 to measure impairment, resulting in no additional charges.

As of December 31, 2005, the Company’s cost method investments were approximately $1.0 million, consisting of convertible preferred stock of Opulan of $0.7 million and a 3% limited partnership interest in Neurone II of $0.3 million.

During 2006, the Company made additional investments of approximately $2.0 million substantially all of which was invested in Opulan.

As of December 31, 2006, the Company’s cost method investments were approximately $3.0 million, $2.7 million of which was in Opulan and $0.3 million of which was in Neurone II.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular dollars in thousands, except share and per share amounts)

During 2007, the Company made additional investments of less than $0.1 million and recognized an impairment of $0.1 million on its investment in Neurone II.

During 2008, the Company made additional investments of approximately $0.1 million in MVP and incurred no impairment charges related to investments in non-publicly traded companies. As of December 31, 2008, the Company’s cost method investments were approximately $3.0 million.

Note 5.    Inventories

The components of inventories follow:

	December 31,
	2008	2007
Raw material	$315	$401
Work-in-process	1,503	992
Finished goods	2,686	1676

Total inventories	$4,504	$3,069

Note 6.    Property and Equipment, Net

The components of property and equipment follow:

	Estimated	December 31,
	Useful Lives	2008	2007
Purchased computer software	1-3 years	$28,200	$29,220
Computers and equipment	3-7 years	13,730	13,102
Furniture	3-7 years	2,488	2,761
Leasehold improvements	Lease term*	938	1,039
Construction-in-progress (software and equipment)		25	2,300

Gross property and equipment		$45,381	$48,422
Accumulated depreciation and amortization		(43,352)	(43,306)

Property and equipment, net		$2,029	$5,116

*	Estimated useful life of improvement if shorter.

Depreciation expense was $3.3 million, $3.9 million, and $3.5 million, for 2008, 2007 and 2006, respectively.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular dollars in thousands, except share and per share amounts)

Note 7    Goodwill and Other Intangible Assets

Changes in the carrying amounts of goodwill and information about intangible assets follow:

Goodwill

Balance at December 31, 2006	$4,892
Business acquisition – ASIC Design Center	5,183
Balance at December 31, 2007	10,075
Business acquisition - Centillium	15,004
Balance at December 31, 2008	$25,079

	Other Intangible Assets
	Developed Technology	Customer Relationships	Total

Balances at December 31, 2008
Cost	$3,014	$9,557	$12,571
Accumulated amortization	(293)	(824)	(1,117)
	$2,721	$8,733	$11,454

Balances at December 31, 2007
Cost	$214	$1,756	$1,970
Accumulated amortization	(137)	(350)	(487)
	$77	$1,406	$1,483

Asset additions:
2008
Cost	$2,800	$7,800	$10,600
Weighted average amortization period	6.3 years	12 years	10.5 years

2007
Cost	$—	$1,756	$1,756
Weighted average amortization period	—	5 years	5 years

Amortization expense related to “Other intangible assets” was $0.6 million in 2008 and $0.4 million in 2007.  Future estimated aggregate amortization expense for such assets for each of the five years succeeding December 31, 2008 follows: 2009 - $1.5 million; 2010 - $1.5 million; 2011 - $1.5 million; 2012 - $1.1 million and 2013 - $1.1 million.

Note 8    Accrued Expenses and Other Current Liabilities

The components of accrued and other current liabilities follow:

	December 31,
	2008	2007
Accrued and other current liabilities	$5,578	$3,517
Accrued royalties	6,664	147
Accrued compensation and benefits	3,815	2,207
Restructuring liabilities	5,725	844
Obligation under deferred revenue	449	280

Total accrued and other current liabilities	$22,231	$6,995

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular dollars in thousands, except share and per share amounts)

The Company periodically evaluates any contingent liabilities in connection with any payments to be made for any potential intellectual property infringement asserted or unasserted claims in accordance with FAS 5, “Accounting for Contingencies”. The Company’s accrued royalties as of December 31, 2008 and 2007 represents the contingent payments for asserted or unasserted claims that are probable as of the respective balance sheet dates based on the applicable patent law.

Note 9.    Segment and Major Customer Information

The Company has one business segment: communication semiconductor products.  Its VLSI semiconductor devices provide core functionality of communications network equipment. The integration of various technologies and standards in these devices result in a homogeneous product line for management and measurement purposes.

Enterprise-wide Information

Enterprise-wide information provided on geographic net revenues is based on billing locations. Long-lived asset information is based on the physical location of the assets. The following tables present net revenues and long-lived assets information for geographic areas:

	Years Ended December 31,
	2008	2007	2006
Net revenues:
Israel	$10,937	$5,193	$2,670
China	6,943	7,468	8,630
United States	6,122	6,943	9,674
Japan	4,813	501	858
Korea	2,467	1,773	1,960
Hong Kong	1,495	71	747
Italy	1,324	224	—
Belgium	1,166	168	728
Germany	1,163	4,055	3,610
Singapore	1,155	838	1,207
Other countries	4,349	5,331	8,836

Total	$41,934	$32,565	$38,920

	As of December 31,
	2008	2007	2006
Long-lived tangible assets:
United States	$1,261	$3,952	$4,086
Other countries	2,089	2,071	2,069

Total	$3,350	$6,023	$6,155

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular dollars in thousands, except share and per share amounts)

Information about Major Customers

The Company ships its products to distributors and directly to end customers. The following table sets forth the percentage of net revenues attributable to the Company’s significant customers:

	Years ended December 31,
	2008	2007	2006
Significant Customers:
PMC Sierra Israel	21%	*	*
Alcatel-Lucent	18%	17%	11%
Nokia Siemens	*	16%	11%

*	Revenues were less than 10% of the Company’s net revenues in these years.

Note 10.    Income Taxes

          The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes”, effective January 1, 2007.  FIN 48 clarifies and sets forth consistent rules for accounting for uncertain income tax positions in accordance with FAS 109 “Accounting for Income Taxes”. There was no cumulative effect of applying the provisions of this interpretation upon adoption due to the net operating loss and valuation allowance positions of the Company.  Changes in unrecognized tax benefits follow:

Balance at January 1, 2007	$5,356
Increases related to current year tax positions	747
Balance at December 31, 2007	$6,103
Increases related to prior year tax positions	141
Decreases related to prior year tax positions	(351)
Balance at December 31, 2008	$5,893

          Due to the Company’s net operating loss position in the U.S., any subsequent recognition of these tax benefits would not likely change the Company’s effective tax rate. The Company does not reasonably expect any significant changes in the amount of unrecognized tax benefits to occur within the next year.

          Historically the Company has not accrued or paid significant interest and penalties for underpayments of income taxes due to its net operating loss position.  Interest and penalties related to underpayment of income taxes would be classified as a component of income tax expense in the consolidated statement of operations.  Approximately $119,000 of interest has been recognized in the balance sheet of the Company through December 31, 2008. This amount has been recorded as a part of goodwill, therefore, no interest expense related to this uncertainty has been included in the consolidated statement of operations.

          The Company files income tax returns in the U.S. and several foreign countries and has not extended the statute of limitations to assess additional taxes for any of these jurisdictions.  The Company has effectively settled U.S. Federal tax positions taken through 2002 in accordance with FSP FIN 48-1.  However, the Company is subject to adjustment in each of these periods, to the extent of its net operating loss carry forwards.  The open tax years for foreign jurisdictions are 2002 through 2008 and 1997 through 2008 for U.S. state and local jurisdictions.

The components of the loss before income taxes follow:

	Years Ended December 31,
	2008	2007	2006
U.S. loss	$(17,405)	$(19,874)	$(10,389)
Foreign income (loss)	849	445	(353)

Loss before income taxes	$(16,556)	$(19,429)	$(10,742)

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular dollars in thousands, except share and per share amounts)

The provision for income taxes consists exclusively of current foreign income taxes.

A reconciliation of the U.S. federal statutory rate to the effective income tax rate follows:

	Years Ended December 31,
	2008	2007	2006
U.S. federal statutory tax rate	(35.0)%	(35.0)%	(35.0)%
State taxes	(9.5)	0.6	12.6
Disallowed interest deduction	-	3.6	6.9
Change in valuation allowance	42.0	27.4	13.7
Permanent differences, tax credits and other adjustments	4.4	4.7	2.9
Effective income tax rate	1.9%	1.3%	1.1%

The tax effects of temporary differences that give rise to deferred income taxes follow:

	2008	2007
Deferred income tax assets:
Property and equipment	$1,882	$526
Other nondeductible accruals	388	249
Restructuring accrual	10,031	7,894
Capitalized research and development for tax purposes	21,296	15,082
Investment impairment	—	50
Net operating loss carry-forwards	142,678	81,320
Capital losses	15,263	15,307
Research and development and other credits	21,762	11,556
Debt discount	68	—
Inventories	14,735	14,311
Stock compensation	2,242	1,618
Other	360	1,424

Total gross deferred income tax assets	230,705	149,337
Valuation allowance	(229,586)	(148,250)

Net deferred income tax assets	1,119	1,087

Deferred income tax liabilities:
Other	(1,119)	(1,087)
Net deferred income tax liabilities	(1,119)	(1,087)

Net deferred income taxes	$—	$—

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular dollars in thousands, except share and per share amounts)

The Company continually evaluates its deferred income tax assets to determine whether it is more likely than not that such assets will be realized. In assessing the realizability, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Based on this assessment, management believes that significant uncertainty exists concerning the recoverability of the deferred income tax assets. As such, a valuation allowance has been provided for deferred income tax assets as of December 31, 2008 and 2007. Of the $229.6 million valuation allowance at December 31, 2008, subsequently recognized income tax benefits, if any, in the amount of $4.7 million will be applied directly to additional paid-in capital and $72.0 million to goodwill.

At December 31, 2008, the Company had available, for federal income tax purposes, net operating loss (“NOL”) carry-forwards of approximately $401 million, capital loss carry-forwards of approximately $40.7 million and research and development tax credit carry-forwards of approximately $21.7 million expiring in varying amounts from 2008 through 2027. For state income tax purposes, the Company had available NOL carry-forwards of approximately $159.9 million, capital loss carry-forwards of $40.7 million and state tax credit carry-forwards of $5.4 million expiring in varying amounts from 2008 to 2026.

Certain transactions involving the Company’s beneficial ownership have occurred in prior years, which resulted in a stock ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, approximately $162.9 million of the NOL carry-forwards and $11.4 million of research and development tax credit carry-forwards are subject to these limitations. The Company has not yet determined if any of the NOL and credits generated through 2008 will be subject to limitation under Section 382.

Note 11.    Stockholders’ Rights Plan

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

Note 12.    Employee Benefit Plans

Employee Stock Purchase Plans

Under the Company’s employee stock purchase plans, eligible employees may purchase a limited number of shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is less. The 1995 Employee Stock Purchase Plan was closed effective December 31, 2004.  On May 19, 2005 the Company’s shareholders approved the 2005 Employee Stock Purchase Plan (the 2005 ESPP). Under the 2005 ESPP, the Company is authorized to issue 1,000,000 shares of common stock. Shares issued under the 2005 ESPP in 2008, 2007, and 2006 were 82,191, 101,844, and 89,077 respectively.

 Stock Option and Award Plans

As of December 31, 2008, the Company has three stock options plans: the 1995 Stock Plan, as amended (the “1995 Plan”), 2000 Stock Option Plan as amended (the “2000 Plan”), and the 2008 Equity Incentive Plan (the ‘2008 Plan”). The 1995 Non-Employee Director Stock Option Plan, as amended (the “Director Plan”) expired during 2005.

Under the 1995 Plan, 31,400,000 shares of the Company’s common stock are available to grant to employees in the form of incentive stock options.  Also, non-qualified stock options and stock awards may be granted to employees, consultants and directors.  The terms of the options granted are subject to the provisions of the 1995 Plan, as determined by the Compensation Committee of the Board of Directors.  The exercise price of options under the 1995 Plan must be equal to the fair market value of the common stock on the date of grant.  Options granted under the 1995 Plan are generally nontransferable. The 1995 Plan, as amended, expires March 15, 2010.  In connection with the adoption of the 2008 Plan on May 22, 2008, shares are no longer available for grant under the 1995 Plan.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular dollars in thousands, except share and per share amounts)

The 2000 Plan provides for the granting of non-qualified options to employees and consultants to purchase up to an aggregate of 10,000,000 shares of common stock.  No member of the Board of Directors or executive officers appointed by the Board of Directors is eligible for grants of options under the 2000 Plan. The terms of the options granted are subject to the provisions of the 2000 Plan, as determined by the Compensation Committee of the Board of Directors. Each non-qualified stock option shall either be fully exercisable on the date of grant or shall become exercisable thereafter in such installments as the Board of Directors may specify. The 2000 Plan will terminate in 2010. No option granted under the 2000 Plan may be exercised after the expiration of seven years from the date of grant. The exercise price of options under the 2000 Plan must be equal to the fair market value of the common stock on the date of grant. Options granted under the 2000 Plan are generally nontransferable. In connection with the adoption of the 2008 Plan on May 22, 2008, shares are no longer available for grant under the 2000 Plan.

           The 2008 Plan was approved by shareholders at the shareholder meeting held on May 22, 2008.  The purpose of this plan is to provide stock options, stock issuances, and other equity interests in the Company to employees, officers, directors, consultants, and advisors to the Company and its subsidiaries or any future parent corporation. The 2008 Plan is to be administered by the Board of Directors of the Company who will have sole discretion and authority to interpret and correct the provisions of the Plan and any Award. The Board will also have sole authority to determine the terms and provisions of the respective Stock Option Agreements and Awards, which need not be identical.  The aggregate number of shares of Common Stock of the Company that may be issued pursuant to the 2008 Plan is 15,000,000. As of December 31, 2008, there were 4,317,261 shares available for grant under the 2008 Plan.

Information regarding stock options follows:

	Number of options outstanding	Weighted average exercise price per share
Outstanding at December 31, 2005	25,441,094	$8.09
Granted and assumed	2,814,959	1.80
Exercised	(1,790,287)	1.30
Canceled, forfeited or expired	(2,215,577)	10.09
Outstanding at December 31, 2006	24,250,189	7.69
Granted and assumed	1,954,243	1.49
Exercised	(1,051,225)	1.17
Canceled, forfeited or expired	(5,636,359)	17.49
Outstanding at December 31, 2007	19,516,848	4.58
Granted	4,495,352	0.51
Assumed	6,762,866	1.66
Exercised	(100,626)	0.69
Canceled, forfeited or expired	(7,725,397)	7.66
Outstanding at December 31, 2008	22,949,043	$1.92

              Information regarding restricted stock awards follows:

Outstanding at December 31, 2007	-	0.000
Granted	-	0.001
Assumed	1,456,815	0.001
Released	(17,076)	0.001
Canceled, forfeited or expired	(335,441)	0.001
Outstanding at December 31, 2008	1,104,298	$0.001

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular dollars in thousands, except share and per share amounts)

The Company has, in connection with the acquisitions of various companies, assumed the stock option plans of each acquired company.  The related options are included in the preceding table

Options outstanding and exercisable at December 31, 2008 follow:

		Options Outstanding		Options Exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted average exercise price	Number Exercisable	Weighted average exercise price
$0.28 to 1.12	6,736,663	5.31	$0.64	2,935,670	$0.83
1.14 to 1.50	4,085,037	3.63	1.38	3,568,903	1.39
1.53 to 1.65	3,670,225	3.96	1.60	3,325,071	1.60
1.66 to 2.47	5,030,070	3.67	1.92	4,845,269	1.92
2.50 to 3.39	1,467,211	3.81	3.08	1,464,894	3.08
3.80 to 8.54	983,008	0.17	4.73	983,008	4.73
8.70 to 11.04	973,829	0.37	9.42	973,829	9.42
51.25 to 51.25	3,000	0.71	51.25	3,000	51.25

$0.28 to 51.25	22,949,043	3.91	$1.92	18,099,644	$2.24

Stock options generally expire five, seven or ten years from the date of grant and generally vest ratably over periods ranging from immediately to four years.

As of December 31, 2008 both the fair value of options outstanding and the fair value of options exercisable were less than the exercise price.

Stock compensation charged to operations was $1.5 million in 2008, $2.0 million in 2007, and $2.4 million in 2006. Further, no compensation cost was capitalized as part of inventory, and no income tax benefit was recognized in those years. Lastly, no equity awards were settled in cash.

Stock-Based Compensation Fair Value Disclosures

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007	2006

Risk-free interest rate	1.82%	4.62%	4.83%

Expected life in years	2.95	3.38	3.46

Expected volatility	68.21%	91.98%	94.52%

Expected dividend yield	—	—	—

The weighted average fair value of stock options granted, calculated using the Black-Scholes option-pricing model, is $0.12, $0.93 and $1.15 for 2008, 2007 and 2006, respectively. The total intrinsic value of the options exercised was $0.02 million, $0.5 million, and $1.2 million for 2008, 2007 and 2006, respectively. In 2008, restricted stock units released had an intrinsic value of approximately five thousand dollars.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular dollars in thousands, except share and per share amounts)

             The Company recognized compensation expense related to stock options granted to non-employees of $0.03 million in 2008, $0.1 million in 2007 and less than $0.1 million in 2006.

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

 Employee 401(k) Plan

The TranSwitch Corporation 401(k) Retirement Plan (the “Plan”) provides tax-deferred salary deductions for eligible employees. Employees may contribute an annual maximum amount as set periodically by the Internal Revenue Service. The Company provides matching contributions equal to 50% of the employees’ contributions, up to a maximum of 6% of the employee’s annual compensation. Company contributions begin vesting after two years and are fully vested after three years. Contribution expense related to the Plan was $0.2 million, $0.2 million and $0.3 million for 2008, 2007 and 2006, respectively.

Note 13.    Convertible Notes

In 2006, the Company issued an aggregate of 1,500,000 shares of the Company’s common stock plus approximately $22.2 million cash in exchange for $24.6 million aggregate original principal amount of its then outstanding 5.45% Convertible Plus Cash Notes due September 30, 2007 (the “Plus Cash Notes”) and accrued interest. As a result of these exchanges, the Company recorded an extinguishment loss of approximately $3.1 million in 2006, including non-cash write-offs of unamortized debt discount and deferred debt issuance costs.

On July 6, 2007, the Company exchanged approximately $21.2 million aggregate principal amount of its outstanding Plus Cash Notes for an equivalent principal amount of a new series of 5.45% Convertible Notes due September 30, 2010 (the “2010 Notes”). The remaining $8.9 million balance of the 2007 Plus Cash Notes were redeemed at par value for cash at the end of September, 2007. In connection with the exchange the Company recorded an extinguishment loss of approximately $0.4 million, including a non-cash write-off of unamortized debt discount and deferred debt issuance costs.

Also on July 6, 2007, the Company issued for an equal amount of cash an additional $3.8 million aggregate principal amount of 2010 Notes.  At December 31, 2007, the Company had $25.0 million of the 2010 Notes outstanding.

On December 24, 2008, the Company entered into an agreement with certain holders of its 2010 Notes to purchase $15.0 million aggregate principal amount of the 2010 Notes for $9.9 million in cash, plus accrued and unpaid interest.  As a result of this transaction, the Company recorded an extinguishment gain of $4.5 million, net of a non-cash write-off of unamortized deferred debt issuance costs.  As of December 31, 2008, $10.0 million of the 2010 Notes remained outstanding.

          The 2010 Notes are redeemable at par value by the Company at any time after July 6, 2009, provided that the closing price per share of the Company’s common stock as reported on the Nasdaq Capital Market exceeds 150% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days, and the Company provides notice of redemption to the holders of the 2010 Notes.

Upon the occurrence of a change of control, as defined, each of the holders of the 2010 Notes has the right to require the Company to repurchase all or a portion of such holder’s 2010 Notes at a purchase price equal to 100% of the principal amount plus interest, accrued and unpaid to the date of such repurchase.   Also, prior to July 6, 2010, if the 2010 Notes are converted in connection with a change of control, where 10% or more of the consideration paid for the Company’s common stock consists of cash or securities that are not traded or scheduled to be traded on a United States national securities exchange, then in addition to the shares of the Company's common stock that such holder would be entitled to receive upon such conversion, the Company is required to pay a make-whole payment in cash to such holder.

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

Initially, each $1,000 principal amount of the 2010 Notes is convertible into 472 common shares or $2.118 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of certain events, including, the issuance of a common stock or cash dividend or distribution of securities, cash or assets, certain subdivisions and combinations of the Company’s common stock, where the fair market value of a tender or exchange offer exceeds certain amounts, or if the Company’s September 30, 2008 trailing twelve month net income was less than $0.00.  The Company may increase the conversion rate by any amount for any period of time if the period is at least twenty (20) days and the Board of Directors has made the determination that such increase would be in the Company’s best interest. Under no circumstances, may the conversion rate be adjusted to less than $1.83.

Note 14.    Restructuring and Asset Impairment Charges

During 2008 the Company implemented restructuring plans that resulted in total restructuring costs of approximately $7.2 million, of which approximately $3.8 million was recorded as restructuring charges in its Consolidated Statements of Operations and $3.4 million was recorded as a liability assumed in the acquisition of Centillium.  These restructuring plans included the elimination of approximately 76 positions, primarily in the Company’s Shelton, Connecticut, Bedford, Massachusetts, Fremont, California, Eclubens, Switzerland, New Delhi, India and Bangalore, India locations.  As a result, the Company recorded restructuring charges in its Consolidated Statements of Operations of approximately $1.7 million related to employee termination benefits, $0.8 million related to asset impairments, $0.7 million related to excess facility costs net of anticipated sublease income and $0.8 million in other restructuring charges.  These 2008 charges were partially offset by approximately $0.2 million of benefits related to adjustments to certain sublease agreements relating to the Company’s excess facilities in Shelton, Connecticut

In connection with the restructuring events of 2008, the Company expects that approximately $6.3 million of the $7.2 million in restructuring costs will require cash expenditures. In 2008, the Company made payments of approximately $2.9 million in connection with these plans. The Company expects future cash expenditures to be made as follows: $3.3 million in 2009 and $0.1 million in 2010.

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

A summary of the restructuring liabilities and activity follows:

		2008 Activity
	Restructuring Liabilities December 31, 2007	Liabilities assumed in acquisition of business	Restructuring Charges	Cash Payments	Non-cash asset write-offs	Adjustments and Changes to Estimates	Restructuring Liabilities December 31, 2008
Employee Termination Benefits	$235	$3,071	$1,740	$(3,080)	$—	$(36)	$1,930

Facility lease costs	20,731	1,686	728	(346)	—	(265)	22,534

Asset impairments	—	42	835	—	(877)	—	—

Other	124	—	783	(1)	—	19	925

Totals	$21,090	$4,799	$4,086	$(3,427)	$(877)	$(282)	$25,389

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

 Note 15.    Commitments and Contingencies

Lease Agreements

The Company leases buildings and equipment at its headquarters in Shelton, Connecticut as well as at its subsidiaries’ locations worldwide.  Rental expense under all operating lease agreements was $2.0 million in 2008, $1.7 million in 2007 and $1.7 million in 2006.

The following table summarizes as of December 31, 2008 future minimum operating lease commitments, including contractually obligated building operating commitments that have remaining, non-cancelable lease terms in excess of one year and future anticipated sublease income:
	Operating Commitments	Less: Sublease Agreements	Net Commitments
2009	$6,178	$2,132	$4,046
2010	5,600	1,344	4,256
2011	4,667	683	3,984
2012	4,632	521	4,111
2013	3,523	-	3,523
Thereafter	9,615	-	9,615

	$34,215	$4,680	$29,535

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular dollars in thousands, except share and per share amounts)

 Refer to Note 19 of the Notes to Consolidated Financial Statements, which provides information on subsequent events that will have an impact on the Company’s future minimum operating lease commitments.

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

Purchase Commitments

In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. As of December 31, 2008, the Company had purchase commitments totaling $6.4 million

Note 16.    Supplemental Cash Flow Information

Supplemental cash flow information follows:

	Years Ended December 31,
	2008	2007	2006
Cash paid for interest	$1,554	$1,705	$2,136
Cash paid for income taxes	$340	$373	$322

Non-cash investing and financing activities include:

Common stock issued in acquisitions	$24,950	$5,541	$4,832
Common stock issued upon conversion of Plus Cash Notes	$—	$—	$2,714

Note 17.    Issuance of Common Stock

During 2008, in connection with the Centillium acquisition, the Company issued 25,000,000 shares of its common stock with an approximate fair value of $25.0 million.

In connection with the ASIC Design Center acquisition in 2007 the Company issued 3,746,713 shares of its common stock with an approximate fair value of $5.5 million.

Note 18.   Stock Repurchase Program

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

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular dollars in thousands, except share and per share amounts)

During 2008, the Company purchased 166,350 shares of its outstanding common stock at an average price of $0.68 per share or approximately $0.1 million, excluding commissions.

Note 19.    Subsequent Events

On March 2, 2009, the Company issued a press release reporting that it has reached an agreement to reduce its leased office space by 24,000 square feet by amending its lease covering the company’s principal executive offices at 3 Enterprise Drive, Shelton, Connecticut.  The lease amendment will result in a cash savings of the Company’s lease obligation, through November 2012, by approximately $1.5 million.

On March 6, 2009, the Company announced that it entered into a sublease agreement (the “Sublease Agreement”) on March 3, 2009 with an unaffiliated party to sublease 92,880 square feet of the Company’s office space in Shelton, Connecticut (the “Sublease Premises”). The term of the Sublease Agreement shall commence on a date no later than August 14, 2009 (the “Commencement Date”).  The initial term of the Sublease Agreement shall expire sixty-one (61) full months after the Commencement Date.  Base rent for the Subleased Premises is One Hundred Twelve Thousand, Two Hundred Thirty Dollars ($112,230.00) per month. As a result of the Sublease Agreement, the Company expects to reverse approximately $6.7 million of its previously accrued restructuring liability during the first quarter of the fiscal year ending December 31, 2009.

Note 20.    Quarterly Information (Unaudited)

The table below shows selected unaudited quarterly information of operating results. The Company believes that this information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. Interim operating results are not necessarily indicative of future period results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year ended December 31, 2008
Net revenues	$7,520	$8,891	$10,498	$15,025	$41,934
Cost of revenues	2,935	3,549	4,517	7,039	18,040

Gross profit	4,585	5,342	5,981	7,986	23,894
Net loss	(5,494)	(4,320)	(2,956)	(4,276)	(17,046)
Net loss per common share (1):
Basic	$(0.04)	$(0.03)	$(0.02)	$(0.03)	$(0.12)
Diluted	$(0.04)	$(0.03)	$(0.02)	$(0.03)	$(0.12)

Year ended December 31, 2007
Net revenues	$9,286	$8,875	$7,234	$7,170	$32,565
Cost of revenues	3,165	3,530	2,553	3,146	12,394

Gross profit	6,121	5,345	4,681	4,024	20,171
Net loss	(5,216)	(4,405)	(4,480)	(5,611)	(19,712)
Net loss per common share (1):
Basic	$(0.04)	$(0.03)	$(0.03)	$(0.04)	$(0.15)
Diluted	$(0.04)	$(0.03)	$(0.03)	$(0.04)	$(0.15)

(1)
 The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods due to changes in the number of weighted average shares outstanding and the effects of rounding.

(2)
The reported net loss for 2008 and 2007 reflects stock-based compensation expense of $1.5 million (Q1 of $0.4 million, Q2 of $0.3 million, Q3 of $0.3 million and Q4 of $0.5 million) and $2.0 million (Q1 of $0.4 million, Q2 of $0.7 million, Q3 of $0.4 million and Q4 of $0.5 million), respectively.

SCHEDULE II

TRANSWITCH CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
Description	Balance at Beginning of Year	Charges to Costs and Expenses	Charges to Other Accounts	Deductions	Balance at End of Year
Year ended December 31, 2008:
Allowance for losses on:
Accounts receivable	$623	$(3)	$17	$(101)	$536
Sales returns and allowances	99	261	151	(360)	151
Stock rotation	60	27	—	(43)	44
Deferred income tax assets valuation allowance	148,250	9,263	72,073	—	229,586

	$149,032	$9,548	$72,241	$(504)	$230,317

Year ended December 31, 2007:
Allowance for losses on:
Accounts receivable	$473	$118	$32	$—	$623
Sales returns and allowances	37	322	—	(260)	99
Stock rotation	75	34	—	(49)	60
Deferred income tax assets valuation allowance	142,791	5,459	—	—	148,250

	$143,376	$5,933	$32	$(309)	$149,032

Year ended December 31, 2006:
Allowance for losses on:
Accounts receivable	$446	$27	$—	$—	$473
Sales returns and allowances	45	542	—	(550)	37
Stock rotation	671	(523)	—	(73)	75
Warranty	150	(150)	—	—	—
Deferred income tax assets valuation allowance	141,029	1,762	—	—	142,791

	$142,341	$1,658	$—	$(623)	$143,376

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The independent registered public accounting firm of the Company has issued a report on its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  That report appears under Item 8.

Changes in Internal Control over Financial Reporting

 No change in our internal control over financial reporting occurred during the quarter ended December 31, 2008, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

    None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information with respect to directors, the Audit Committee of the Board of Directors, Audit Committee financial experts and named executive officers is incorporated herein by reference to the section entitled Proposal No. 1 “Election of Directors”, “Audit Committee Report” and “Compensation and Other Information Concerning Named Executive Officers”, respectively, contained in our definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 21, 2009, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended December 31, 2008. Information concerning Section 16(a) compliance is incorporated by reference to the section of our definitive proxy statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC, and such persons are also required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that during fiscal 2008 all executive officers, board members and greater than ten percent stockholders of the Company complied with all applicable filing requirements, with the exception of Thomas Baer, who filed a Form 4 on May 28, 2008 to report a stock option grant on becoming a director of the Company on May 22, 2008. This Form 4 was due on May 27, 2008 and was late due to delays in registering with the Securities and Exchange Commission.

Item 11.    Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to the section entitled “Compensation and Other Information Concerning Named Executive Officers” contained in our definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 21, 2009 which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended December 31, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners, directors and executive officers is incorporated herein by reference to the information in the section entitled “Security Ownership of Certain Beneficial Owners and Management”, “Related Party Transactions” and “Indemnification Matters” contained in our definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 21, 2009 which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended December 31, 2008.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions of the Company is incorporated herein by reference to the sections entitled “Compensation Committee Interlocks and Insider Participation” and “Related Party Transactions” contained in our definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 21, 2009 which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended December 31, 2008.

Item 14.    Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the section entitled, under the headings “Information about the Corporation’s Independent Auditors” contained in our definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 21, 2009, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended December 31, 2008.

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

(a)(3)    Exhibits

3.1
Amended and Restated Certificate of Incorporation, as amended to date (previously filed as Exhibit 3.1 to TranSwitch Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

3.2
Second Amended and Restated By-Laws, (previously filed as Exhibit 3.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on October 17, 2007 and incorporated herein by reference).

4.1
Specimen certificate representing the common stock of TranSwitch Corporation (previously filed as Exhibit 4.1 to TranSwitch’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

4.2
Rights Agreement, dated as of October 1, 2001, between TranSwitch Corporation and EquiServe Trust Company, N.A., which includes the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares (previously filed as Exhibit 1 to TranSwitch Corporation’s Registration Statement No. 0-25996 on Form 8-A filed on October 2, 2001 and incorporated by reference herein).

4.3
Indenture dated July 6, 2007 by and between TranSwitch Corporation and U.S. Bank National Association, as trustee (previously filed as Exhibit 4.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on July 6, 2007 and incorporated herein by reference).

4.4
Amendment No. 1 to the Rights Agreement, between TranSwitch Corporation and Computershare Trust Company, N.A. (formerly known as Equiserve Trust Company, N.A) as Rights Agent, dated as of February 24, 2006.  (previously filed as Exhibit 4.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed on February 28, 2006 and incorporated herein by reference).

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

4.8	2008 Equity Incentive Plan (previously filed as Exhibit 4.2 to TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-151113) and incorporated herein by reference).*

4.9
Form of 2008 Equity Incentive Plan Stock Option Award Agreement (previously filed as Exhibit 4.3 to TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-151113) and incorporated herein by reference).

4.10
Form of 2008 Equity Incentive Plan 102 Stock Option Award Agreement (previously filed as Exhibit 4.4 to TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-151113) and incorporated herein by reference).

4.11
Form of Restricted Stock Award Agreement under the 2008 Equity Incentive Plan (previously filed as Exhibit 4.5 to TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-151113) and incorporated herein by reference).

4.12
Form of Restricted Stock 102 Award Agreement under the 2008 Equity Incentive Plan (previously filed as Exhibit 4.6 to TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-151113) and incorporated herein by reference).

4.13
Form of Non-Qualified Stock Option Award to Director Agreement under the 2008 Equity Incentive Plan (previously filed as Exhibit 4.7 to TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-151113) and incorporated herein by reference).

4.14
Form of 2008 Equity Incentive Plan 102 Stock Award Agreement (previously filed as Exhibit 4.8 to TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-151113) and incorporated herein by reference).

10.1	Third Amended and Restated 1995 Stock Option Plan, as amended (previously filed as an exhibit to TranSwitch Corporation’s Current Report on Form 8-K as filed on May 23, 2005).*

10.2
1995 Non-Employee Director Stock Option Plan, as amended (previously filed as Exhibit 4.4 to the TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-89798) and incorporated herein by reference).*

10.3
Form of Incentive Stock Option Agreement under the 1995 Stock Plan (previously filed as an exhibit to the TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 33-94234) and incorporated herein by reference).

10.4
Form of Non-Qualified Stock Option Agreement under the 1995 Stock Plan (previously filed as an exhibit to the TranSwitch’s Registration Statement on Form S-8 (File No. 33-94234) and incorporated herein by reference).

10.5
Form of Non-Qualified Stock Option Agreement under the 1995 Non-Employee Director Stock Option Plan (previously filed as an exhibit to the TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 33-94234) and incorporated herein by reference).

10.6
Lease Agreement, as amended, with Robert D. Scinto (previously filed as Exhibit 10.14 to the TranSwitch Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10.7	2000 Stock Option Plan (previously filed as Exhibit 4.2 to TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-75800) and incorporated by reference herein).

10.8
Form of Non-Qualified Stock Option Agreement under the 2000 Stock Option Plan (previously filed as Exhibit 4.3 to TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-75800) and incorporated by reference herein).

10.9
1999 Stock Incentive Plan of Onex Communications Corporation (previously filed as Exhibit 4.2 to TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-70344) and incorporated by reference herein).

10.10
Form of Incentive Stock Option Agreement under the 1999 Stock Incentive Plan of Onex Communications Corporation (previously filed as Exhibit 4.3 to TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-70344) and incorporated by reference herein).

10.11
Form of Director Non-Qualified Stock Option Agreement under the Third Amended and Restated 1995 Stock Option Plan, as amended (previously filed as Exhibit 10.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on May 25, 2007 and incorporated herein by reference).

10.12
Registration Rights Agreement dated July 6, 2007 by and among TranSwitch Corporation and the Initial Purchasers named therein (previously filed as Exhibit 10.2 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on July 6, 2007 and incorporated herein by reference).

10.13
Agreement and Plan of Merger by and among TranSwitch Corporation, Centillium Communications, Inc., Sonnet Acquisition Corporation and Haiku Acquisition Corporation, dated as of July 9, 2008 (previously filed as Exhibit 2.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 11, 2008 and incorporated herein by reference).

10.14	Purchase Agreement dated as of December 24, 2008 by and among TranSwitch Corporation, QVT Fund LP and Quintessence Fund L.P. (filed herewith).

11.1	Computation of Loss Per Share (filed herewith).

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	CEO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	CFO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	CEO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	CFO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Indicates management contract or compensatory plan, contract or arrangement identified as required in Item 15(a)(3) of Form 10-K

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
 March 13, 2009

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

Name and Signature	Title(s)	Date

/s/ Dr. Santanu Das Dr. Santanu Das	President and Chief Executive Officer (principal executive officer)	March 13, 2009

/s/ Mr. Robert A. Bosi Mr. Robert A. Bosi	Vice President and Chief Financial Officer (principal financial and accounting officer)	March 13, 2009

/s/ Mr. Gerald F. Montry Mr. Gerald F. Montry	Director and Chairman of the Board	March 13, 2009

/s/ Mr. Faraj Aalaei Mr. Faraj Aalaei	Director	March 13, 2009

/s/ Mr. Thomas Baer Mr. Thomas Baer	Director	March 13, 2009

/s/ Mr. Alfred F. Boschulte Mr. Alfred F. Boschulte	Director	March 13, 2009

/s/ Mr. Herbert Chen Mr. Herbert Chen	Director	March 13, 2009

/s/ Mr. Michael Crawford Mr. Michael Crawford	Director	March 13, 2009

/s/ Dr. Hagen Hultzsch Dr. Hagen Hultzsch	Director	March 13, 2009

/s/ Mr. James M. Pagos Mr. James M. Pagos	Director	March 13, 2009

/s/ Dr. Albert E. Paladino Dr. Albert E. Paladino	Director	March 13, 2009

/s/ Mr. Sam Srinivasan Mr. Sam Srinivasan	Director	March 13, 2009