Form 10-Q
period 2009-03-31
TRANSWITCH CORP /DE
filed 2009-05-11
CIK 944739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2009
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No    ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
Yes    ☐ No    ☐

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

At April 30, 2009, there were 159,093,182 shares of Common Stock, par value $.001 per share, of the Registrant outstanding.

TRANSWITCH CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended March 31, 2009

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$4,274	$7,462
Restricted cash	4,852	4,852
Short-term investments	1,959	2,970
Accounts receivable, net	12,545	12,865
Inventories	4,035	4,504
Prepaid expenses and other current assets	2,305	2,526

Total current assets	29,970	35,179

Property and equipment, net	1,895	2,029
Goodwill	25,079	25,079
Other intangible assets, net	11,085	11,454
Investments in non-publicly traded companies	2,967	2,963
Deferred financing costs, net	345	403
Other assets	1,376	1,320

Total assets	$72,717	$78,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,838	$4,240
Accrued expenses and other current liabilities	19,812	22,231
Total current liabilities	24,650	26,471

Restructuring liabilities	12,193	19,664
5.45% Convertible Notes due 2010	10,013	10,013
Total liabilities	46,856	56,148

Stockholders’ equity:
Common stock, $.001 par value: 300,000,000 shares authorized; 159,093,182 and 158,674,340 shares issued at March 31, 2009 and December 31, 2008	159	159
Additional paid-in capital	381,695	381,384
Accumulated other comprehensive income – currency translation	(709)	36
Accumulated deficit	(355,166)	(359,182)
Common stock held in treasury (166,350 shares), at cost	(118)	(118)
Total stockholders’ equity	25,861	22,279
Total liabilities and stockholders’ equity	$72,717	$78,427

See accompanying notes to unaudited consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2009	2008
Net revenues:
Product revenues	$12,827	$6,894
Service revenues	1,420	626
Total net revenues	14,247	7,520
Cost of revenues:
Cost of product revenues	5,180	2,452
Provision for excess and obsolete inventories	161	23
Cost of service revenues	596	460
Total cost of revenues	5,937	2,935
Gross profit	8,310	4,585
Operating expenses:
Research and development	5,643	5,549
Marketing and sales	2,818	2,127
General and administrative	2,165	1,563
Restructuring (credits) charges, net	(6,157)	248
Total operating expenses	4,469	9,487
Operating income (loss)	3,841	(4,902)
Other income (expense):
Change in fair value of derivative liability	-	(24)
Impairment of investments	(31)	-
Other income (loss)	534	(214)
Interest:
Interest income	34	295
Interest expense	(199)	(494)
Interest expense, net	(165)	(199)
Total other expense, net	338	(437)
Income (loss) before income taxes	4,179	(5,339)
Income taxes	163	155
Net income (loss)	$4,016	$(5,494)

Net income (loss) per common share - basic	$0.03	$(0.04)
Net income (loss) per common share - diluted	$0.03	$(0.04)
Weighted average common shares outstanding - basic	158,991	133,194
Weighted average common shares outstanding - diluted	165,093	133,194

See accompanying notes to unaudited consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)
 (unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net income (loss)	$4,016	$(5,494)
Adjustments to reconcile net income (loss) to net cash used by operating activities:

Depreciation and amortization	676	966
Amortization of debt discount and deferred financing fees	58	144
Provision for excess and obsolete inventories	161	-
Provision for doubtful accounts	4	78
Restructuring provision adjustments	(6,157)	-
Stock-based compensation expense	301	396
Impairment of investments in non-publicly traded companies	31	-
Change in fair value of derivative liability	-	24
Changes in operating assets and liabilities:
Accounts receivable	316	75
Inventories	308	135
Prepaid expenses and other assets	164	186
Accounts payable	598	(378)
Accrued expenses and other current liabilities	(857)	637
Restructuring liabilities	(2,794)	(35)

Net cash used by operating activities	(3,175)	(3,266)

Investing activities:
Capital expenditures	(271)	(237)
Investments in non-publicly traded companies	(35)	-
Proceeds from sales and maturities of short-term investments	1,011	-
Purchases of short-term investments	-	(4,031)

Net cash provided (used) by investing activities	705	(4,268)

Financing activities:

Issuance of common stock under employee stock plans	9	36
Purchase of 166,350 shares of common stock for treasury	-	(118)

Net cash provided (used) by financing activities	9	(82)
Effect of exchange rate changes on cash and cash equivalents	(727)	266

Change in cash and cash equivalents	(3,188)	(7,350)
Cash and cash equivalents at beginning of period	7,462	34,098
Cash and cash equivalents at end of period	$4,274	$26,748

See accompanying notes to unaudited consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Description of Business

TranSwitch Corporation and its subsidiaries (“TranSwitch” or the “Company”) designs, develops and supplies innovative highly-integrated semiconductor solutions that provide core functionality for voice, data and video communications network equipment.  TranSwitch customers, for these semiconductor products, are the original equipment manufacturers (“OEMs”) who supply wire-line and wireless network operators who provide voice, data and video services to end users such as consumers, corporations, municipalities etc. The Company’s system-on-a-chip products incorporate digital and mixed-signal semiconductor technology and related embedded software. In addition to its system-on-a-chip products, the Company has been in the business of licensing intellectual property cores to both OEMs as well as other semiconductor companies.  TranSwitch also licenses proprietary video interconnect technology that enables the transmission and reception of both HDMI and DisplayPort.  The Company has over 200 active customers, including the leading global equipment providers, and TranSwitch products are deployed in the networks of the major service providers around the world.

TranSwitch is a Delaware corporation incorporated on April 26, 1988. The Company’s common stock trades on The NASDAQ Capital Market under the symbol “TXCC.”

Liquidity

The Company has incurred significant operating losses and used cash in its operating activities for the past several years. Operating losses have resulted from inadequate sales levels for the cost structure. The Company has made business acquisitions in each of the past three years to increase revenue. In addition, in the fourth quarter of 2008, the Company executed a significant restructuring to eliminate cost redundancies and enhance operating effectiveness. The Company’s management believes it now has an appropriate cost structure for its anticipated sales. As such, management believes that the Company will provide sufficient cash flows to fund its operations in the ordinary course of business through at least the next twelve months. Of course, there can be no assurance that the anticipated sales level will be achieved.

Note 2.  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of TranSwitch have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. These financial statements are prepared on a consistent basis with, and should be read in conjunction with, the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2008, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 13, 2009.  In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal, recurring adjustments, which are necessary for a fair presentation. The results of operations for any interim period are not necessarily indicative of the results that may be achieved for the full year.

Note 3.  Stock-Based Compensation

The amount of the stock-based compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods.  The fair value of each award is estimated on the date of grant using the Black-Scholes option-pricing model.

Stock-based compensation expense has been classified as follows:

(in thousands)	Three Months Ended March 31,
	2009	2008
Cost of Sales	$13	$17
Research and Development	175	217
Marketing and Sales	43	48
General and Administration	70	114
	$301	$396

Note 4.  Income/Loss Per Common Share

Basic net income (loss) per common share and diluted net income per common share are computed using the weighted average common shares outstanding for the period. Diluted net income per common share is computed as though all potential dilutive common shares were outstanding during the period. Dilutive securities primarily include stock options, restricted stock units, and shares issuable upon conversion of convertible debt. All “in-the-money” stock options for the three months ended March 31, 2008 and shares issuable upon the conversion of the 5.45% Convertible Notes due 2010 were anti-dilutive. The following table sets forth the computation of basic and diluted net income (loss) per share.

(in thousands, except per share amounts)	March 31, 2009	March 31, 2008
Basic:
Net income (loss) attributable to common shareholders	$4,016	$(5,494)
Weighted average common shares	158,991	133,194
Basic net income (loss) per share	$0.03	$(0.04)

(in thousands, except per share amounts)	March 31, 2009	March 31, 2008
Dilutive:
Net income (loss) attributable to common shareholders	$4,016	$(5,494)
Interest on 5.45% Convertible Notes	136	-
Amortization of deferred financing costs on 5.45% Convertible Notes	58	-
Net income (loss) for diluted computation	$4,210	$(5,494)

Weighted average common shares	158,991	133,194
Dilutive shares issued on conversion of 5.45% Convertible Notes	4,726	-
Dilutive effect of restricted stock units	1,091	-
Dilutive effect of stock options	285	-
Adjusted Weighted Average Common Shares and assumed conversion	165,093	133,194
Diluted net income (loss) per share	$0.03	$(0.04)

5.45%  Convertible Notes due 2010:  For the three months ended March 31, 2009, fully diluted net income excluded interest expense on the Company’s 5.45% Convertible Notes of $0.1 million. The Company has outstanding $10.0 million in principal for these notes. These notes are convertible at a ratio of 472 common shares for each $1,000 principal amount outstanding or $2.118 per share of common stock. The adjusted weighted average common share calculation assumes conversion of the aggregate outstanding principal amount.

Restricted Stock Units: The Company has 1.1 million restricted stock units unvested and outstanding. All of these instruments were considered dilutive and were included in the calculation of diluted net income per share for the entire period. None of the outstanding units have an exercise price.

Stock Options:  The Company had 20.6 million stock options outstanding of which 2.1 million were used in the calculation of diluted net income per share. 18.5 million stock options were excluded from the calculation because their exercise price was greater than the average stock price for the period and their inclusion would have been anti-dilutive.  These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

Note 5.  Restricted Cash

At March 31, 2009, the Company’s liquidity is affected by restricted cash balances of approximately $4.9 million, which are included in current assets and are not available for general corporate use. The Company has pledged $3.1 million of cash as collateral for stand-by letters of credit that guarantee certain long-term property lease obligations and to support customer credit requirements.  The other $1.8 million of restricted cash is being held in escrow as security for certain indemnification obligations.

Note 6.    Inventories

The components of inventories follow:

(in thousands)	March 31, 2009	December 31, 2008
Raw material	$503	$315
Work-in-process	828	1,503
Finished goods	2,704	2,686
Total inventories	$4,035	$4,504

Note 7.   Other Intangible Assets

Changes in the carrying amounts and information about other intangible assets follow:

	Other Intangible Assets
	Developed Technology	Customer Relationships	Total

Balances at March 31, 2009
Cost	$3,014	$9,557	$12,571
Accumulated amortization	(412)	(1,074)	(1,486)
	$2,602	$8,483	$11,085

Balances at December 31, 2008
Cost	$3,014	$9,557	$12,571
Accumulated amortization	(293)	(824)	(1,117)
	$2,721	$8,733	$11,454

Amortization expense related to “Other intangible assets” was $0.4 million for the three months ended March 31, 2009 and $0.1 million for the three months ended March 31, 2008.  Future estimated aggregate amortization expense for such assets as of March 31, 2009 follows: 2009 (remaining nine months) - $1.1 million; 2010 - $1.5 million; 2011 - $1.5 million; 2012 - $1.1 million; 2013 - $1.1 million and thereafter - $4.8 million.

Note 8.    Accrued Expenses and Other Current Liabilities

The components of accrued and other current liabilities follow:

	March 31,	December 31,
	2009	2008
Accrued and other current liabilities	$5,437	$5,578
Accrued royalties	6,726	6,664
Accrued compensation and benefits	3,417	3,815
Restructuring liabilities	4,163	5,725
Obligation under deferred revenue	69	449
Total accrued and other current liabilities	$19,812	$22,231

The Company periodically evaluates any contingent liabilities in connection with any payments to be made for any potential intellectual property infringement asserted or unasserted claims in accordance with FAS 5, “Accounting for Contingencies.” The Company’s accrued royalties as of March 31, 2009 and December 31, 2008 represent the contingent payments for asserted or unasserted claims that are probable as of the respective balance sheet dates based on the applicable patent law.

 Note 9.    Comprehensive Income or Loss

The components of comprehensive income (loss) were as follows:

(in thousands)	Three Months Ended March 31
	2009	2008
Net income (loss)	$4,016	$(5,494)
Foreign currency translation adjustment	(717)	254
Total comprehensive income (loss)	$3,299	$(5,240)

Note 10.    Restructuring and Asset Impairment Charges

During the three months ended March 31, 2009, the Company recorded a net restructuring benefit of approximately $6.2 million. On March 3, 2009 the Company entered into a sublease with a major corporation to sublease 92,880 square feet of office space located in Shelton, Connecticut to the year 2014.  As a result of this sublease, TranSwitch reversed approximately $6.7 million of accrued restructuring expense that the Company recorded in 2001 which was partially offset by other restructuring adjustments of $0.5 million.

 During the three months ended March 31, 2008, the Company recorded restructuring charges of approximately $0.2 million. These charges include approximately $0.3 million related to workforce reductions in Europe partially offset by approximately $0.1 million related to adjustments to certain sub-lease agreements relating to the Company’s excess facilities in Shelton, Connecticut.

A summary of the restructuring liabilities and activity follows:

(in thousands)	Activity for the three Months Ended March 31, 2009
	Restructuring Liabilities December 31, 2008	Restructuring Charges	Cash Payments, net of Receipts on Sublease Activity	Non-cash Items	Adjustments and Changes in Estimates	Restructuring Liabilities March 31, 2009
Employee termination benefits	$1,930	$—	$(1,484)	$—	$205	$651
Facility lease costs	22,534	—	(1,106)	—	(6,444)	14,984
Asset Impairments	—	—	—	(82)	82	—
Other	925	—	(204)	—	—	721
Totals	$25,389	$—	$(2,794)	$(82)	$(6,157)	$16,356

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

For the three months ended March 31, 2009, there were no impairment charges related to the Company’s investments in Opulan or MVP. The Company’s investment in Neurone II had an impairment of $.03 million. During the first quarter of 2009, the Company also invested an additional $.035 million in Neurone II and MVP.

Note 12.    Investments in Short-term Marketable Securities

Short-term investments as of March 31, 2009 consist of government bonds which are all due within one year. Such investments are classified as held-to-maturity. Held-to-maturity securities are those securities which the Company has both the ability and intent to hold to maturity. Held-to-maturity securities are stated at amortized cost. Amortized cost and accrued interest as of March 31, 2009 approximate market value.

Note 13.   Supplemental Cash Flow Information

The following represents supplemental cash flow information:

(in thousands)	Three Months Ended March 31,
	2009	2008
Cash paid for interest	$277	$692
Cash paid for income taxes	$33	$68

Note 14.   Income Taxes

The provision for income taxes for the three months ended March 31, 2009 and 2008 relates to certain of TranSwitch’s subsidiaries located in foreign jurisdictions. The effective income tax rate differs from the U.S. federal statutory rate for the periods presented primarily due to foreign and state income taxes and increases in the valuation allowance for deferred income tax assets offset by non-deductible interest expense.

 Note 15.   Stock Repurchase Program

On February 13, 2008, the Company announced that its Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $10 million of its outstanding common stock.  The share repurchase program authorizes the Company to repurchase shares through February 2010, from time to time, through transactions in the open market or in privately negotiated transactions.  The number of shares to be purchased and the timing of the purchases will be based on market conditions and other factors.  The stock repurchase program does not require the Company to repurchase any specific dollar value or number of shares, and the Company may terminate the repurchase program at any time.

No shares were repurchased during the three months ended March 31, 2009.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements and the related notes thereto contained in Part 1, Item 1 of this Report.  The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock.  We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2008.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, and any documents incorporated herein by reference may contain, forward-looking statements that involve risks and uncertainties. When used in this document, the words, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “expect” and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements as a result of risk factors including those set forth in this report and in our Annual Report on Form 10-K for the year ended December 31, 2008.

OVERVIEW

TranSwitch designs, develops and markets innovative semiconductor solutions that provide core functionality for voice, data and video communications network equipment. In 2009, TranSwitch has established two reportable business segments: Telecom VLSI Products and Video and Multimedia Connectivity.

The Telecom VLSI Products segment designs, develops and supplies innovative highly-integrated semiconductor solutions that provide core functionality for communications network equipment which is supplied to the world-wide telecommunications industry.  In this segment, TranSwitch offers a broad range of next-generation telecom products addressing both copper and fiber-based broadband access, optical transport, carrier Ethernet, and Voice-over-Internet Protocol (VoIP) applications.

The Video and Multimedia Connectivity segment delivers standards-based products and technologies that enable the transmission and reception of high-speed, high-definition content and data to third-party semiconductor companies, consumer electronics manufacturers, and OEMs worldwide.  The standards that are supported today by these products include Fast Ethernet, Gigabit Ethernet, HDMI, and DisplayPort.

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

We provide our products and services to customers in the following markets:

Optical Transport: This market includes equipment that transports information over optical networks based on the established SONET and SDH standards as well as the emerging networks that utilize the more recently introduced standards for Ethernet over SONET (“EoS”) and SDH. Our products are incorporated in Optical Transport equipment, and enable the fiber optic network to transport information with improved efficiency, thus increasing the overall network capacity.  Our customers in this market segment include Fujitsu, Alcatel-Lucent, ZTE, Tejas Networks, Cisco Systems and Ericsson.

Broadband Access:  This market includes equipment that provides “last mile” connectivity between the end customer and the network for broadband services. It includes systems for connectivity over copper wires based on DSL, technology, fiber connectivity using Passive Optical Network (PON) technology or wireless connectivity using cellular, WiMAX or other technologies. Our products are incorporated into Broadband Access equipment, enabling telecommunications service providers to deliver next generation services such as voice, data and video over the broadband connection. FTTP technologies provide higher speeds than DSL for network access for both residential and business end users. FTTP offers speeds of service up to 1 Gigabit per second, or Gbps, without the limitations of distance or the symmetry/asymmetry profiles typical in DSL. In addition, FTTP also has the potential to virtually eliminate the cost of an entire class of equipment in the provider's network: the outside plant electronics. This optical broadband infrastructure enables FTTP service providers to offer a wider range of next generation bundled services to potentially enhance their revenue streams. Our FTTP product offerings address PON technology and we offer specific products that comply with the two dominant variants of this technology namely Ethernet-based PON (EPON) which has been adopted extensively in Japan and to a lesser extent in other Asian countries, and Gigabit PON (GPON) which is currently being deployed primarily in North America and is expected to be deployed in several other regions worldwide. Each of our FTTP products consists of one or two semiconductor devices either working independently or jointly - a mixed-signal device known as a protocol chipset and an analog device known as a transceiver. The mixed-signal chip translates signals between analog and digital formats, and our analog chip incorporates innovative technologies to bring photonic signals into the protocol device.  Our customers in this market segment include Alcatel-Lucent, Oki Electronics, Sumitomo, Nokia Siemens Networks and other ASIC Design Center customers.

Carrier Ethernet and Voice-over-IP: Data and video services are the main drivers for future network infrastructure investments, and Carrier Ethernet is the industry’s accepted standard technology for next-generation networks.  This market segment includes a variety of equipment including carrier grade Ethernet routers and switches.  Our products, used in such equipment, enable carriers to provide robust and differentiated services using Ethernet technology in their wide-area networks. Within this new infrastructure, voice data is also carried over Ethernet, and TranSwitch VoIP products are market leading for use in carrier-class and enterprise-class media gateways and access gateways and for use in residential gateway markets. Currently, most telephony service providers maintain two separate networks - one for legacy voice traffic and a second for data traffic. VoIP technology compresses voice signals into discrete packets of data, thereby enabling the voice signals to be transmitted over lower-cost networks originally designed for data-only transmission. VoIP technology is used in numerous new types of communications equipment, such as next generation carrier-and-enterprise-class gateways, soft switches, digital loop carriers, IP DSL access multiplexers, media terminal adapters, and home gateways for use by consumers and small businesses. These VoIP technology-based devices enable more efficient and cost-effective voice transmissions than their legacy circuit-switched equipment counterparts. In addition to significant cost savings, VoIP also enables advanced services that traditional telephony could not support. VoIP technology enables and enhances features such as unified messaging and managed services that provide additional value to consumers and businesses and allow service providers to enhance revenue opportunities. Our customers in this market segment include ZTE, Alcatel-Lucent and Tellabs.

Non-Telecommunications: This market includes licensing functional blocks for the transmission and reception video data through our high-speed video interconnects (both HDMI and DisplayPort).  We expect this business to grow in 2009 and beyond as we expand our product offering in this area.  Additionally, for the past several years we have been licensing our Ethernet interconnect technology both to enable Fast Ethernet and Gigabit Ethernet. In addition to technology licensing, our design services unit leverages our integrated circuits (IC) design expertise, internal processes, tools and foundry relationships to develop and supply IC products to customers in a variety of industries besides telecommunications. Our customers in this market segment currently include various integrated circuit manufacturers and certain defense contractors.

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

During the quarter ended March 31, 2009, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2008.

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

	Three Months Ended March 31,
	2009	2008
Net revenues:
Product revenues	90%	92%
Service revenues	10%	8%
Total net revenues	100%	100%
Cost of revenues:
Product cost of revenues	36%	33%
Provision for excess and obsolete inventories	1%	0%
Service cost of revenues	4%	6%
Total cost of revenues	41%	39%
Gross profit	59%	61%
Operating expenses:
Research and development	40%	74%
Marketing and sales	20%	28%
General and administrative	15%	21%
Restructuring and asset impairment (credits) charges, net	(43)%	3%
Total operating expenses	32%	126%
Operating income(loss)	27%	(65)%

Net Revenues

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

(Tabular dollars in thousands)	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	Revenues	Percent of Total Revenues	Revenues	Percent of Total Revenues	Percentage Increase (Decrease) in Revenues
Optical Transport	$4,323	30%	$4,234	56%	2%
Broadband Access	5,501	39%	1,552	21%	254%
Carrier Ethernet	2,688	19%	762	10%	253%
Non-Telecommunications	315	2%	346	5%	(9)%
Sub-total product revenues	12,827	90%	6,894	92%	86%
Service revenues	1,420	10%	626	8%	127%
Total	$14,247	100%	$7,520	100%	89%

Net revenues, including product and service revenues, were $14.2 million for the three months ended March 31, 2009.  The revenues for the three months ended March 31, 2009 were up approximately 89% as compared to the first quarter of 2008, which is principally due to the acquisition of Centillium.  For the first quarter of 2009 versus the comparable period of 2008, revenue from our Broadband Access products increased approximately $3.9 million, which is primarily from increased revenues from our Atlanta and Mustang products.  Sales of our Optical Transport products, which includes our EtherMap family of products, were flat for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.  Sales of our Carrier Ethernet products increased in the first quarter of 2009 as compared to the first quarter of 2008 by approximately $1.9 million as a result of sales of our Entropia products which we acquired from Centillium.

Service revenues (approximately $1.4 million and $0.6 million for the three months ended March 31, 2009 and 2008, respectively) consist of design and support services performed for third parties on a contract basis and HDMI and technology licenses.

International net revenues represented approximately 70% of net revenues for the three months ended March 31, 2009 as compared to 85% for the three months ended March 31, 2008.

Gross Profit

Total gross profit for the three months ended March 31, 2009 increased by approximately $3.7 million or 80% from the comparable period of the prior year. The increase in gross profit was the result of increased revenues from our newly acquired Centillium products. The total gross profit as a percentage of revenue was 58% and 61% for the three months ended March 31, 2009 and 2008, respectively.

During the three months ended March 31, 2009 and 2008, gross profit was affected favorably in the amount of $0.3 million and $0.2 million, respectively, from the sales of products that had previously been written down. Also during the three months ended March 31, 2009 and 2008, we recorded provisions for excess and obsolete inventories in the amount of $0.2 million and zero, respectively. These charges had a negative impact on our gross profit.

We anticipate that gross profit will continue to be impacted by fluctuations in the volume and mix of our product shipments as well as material costs, yield and the fixed cost absorption of our product operations.

Research and Development

Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to electronic design automation tools, subcontracting and fabrication costs, depreciation and amortization, and facilities expenses.  During the quarter ended March 31, 2009, research and development expenses increased $0.1 million, or 2% over the comparable period of 2008.  This increase was a result of increased expenses due to the acquisition of Centillium partially offset by decreased depreciation and amortization and decreases in salaries and employee related costs as a result of workforce reductions and other cost cutting measures that were implemented in 2008.

We will continue to closely monitor both our costs and our revenue expectations in future periods.  We will continue to concentrate our spending in this area to meet our customer requirements and respond to market conditions.

Marketing and Sales

Marketing and sales expenses consist primarily of personnel-related expenses, trade show expenses, travel expenses and facilities expenses.  Marketing and sales expenses for the three months ended March 31, 2009 increased by $0.7 million or 32% as compared to the three months ended March 31, 2008.  This increase was a result of increased expenses due to the acquisition of Centillium partially offset by lower salaries and employee related expenses as a result of workforce reductions that were implemented in 2008.

 General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, professional and legal fees, and facilities expenses.  General and administrative expenses for the three months ended March 31, 2009 increased by $0.6 million as compared to the comparable period in 2008.  This increase was a result of increased expenses due to the acquisition of Centillium.

Restructuring and Asset Impairment Charges, net

During the three months ended March 31, 2009, we recorded a net restructuring credit of approximately $6.2 million.  During the three months ended March 31, 2008, restructuring charges were approximately $0.2 million.

 The net credit of approximately $6.2 million for the three month period ended March 31, 2009 includes the reversal of previously accrued restructuring charges as the result of a sublease agreement we entered into in March 2009 for unused space in our Shelton, Connecticut location.

During the three months ended March 31, 2008, we recorded restructuring charges of approximately $0.2 million.  These charges include approximately $0.3 million related to workforce reductions partially offset by approximately $0.1 million related to adjustments to certain sub-lease agreements relating to our excess facilities.

Interest Expense, net

 Interest expense, net was $0.2 million in the first quarter of 2009 and 2008. Interest income decreased as a result of lower market yields due to decreased interest rates and lower cash and investment balances.  At March 31, 2009 and 2008, the effective interest rate on our interest-bearing securities was approximately 1.3% and 3.1%, respectively.  Interest expense decreased due to lower debt balances resulting from the extinguishment of $15.0 million of our 5.45% Convertible Notes due September 30, 2010 (the “2010 Notes”) during the fourth quarter of 2008.

Income Tax Expense

For the three months ended March 31, 2009 and 2008, income tax expense was $0.2 million and $0.2 million, respectively. The amounts that were recorded reflect income taxes on the earnings of certain of our foreign subsidiaries.

During the three months ended March 31, 2009 and 2008, we evaluated our deferred income tax assets as to whether it is “more likely than not” that the deferred income tax assets will be realized. In our evaluation of the realizability of deferred income tax assets, we consider projections of future taxable income, the reversal of temporary differences and tax planning strategies. We have evaluated and determined that it is not “more likely than not” that all of the deferred income tax assets will be realized. Accordingly, a valuation allowance was recorded for all of our domestic net deferred income tax assets. In future periods, we will not recognize a deferred tax benefit and will maintain a deferred tax valuation allowance until we achieve sustained U.S. taxable income.  Additionally, in the future, we expect our current income tax expense to be related to taxable income generated by our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009 and December 31, 2008, we had total cash, cash equivalents, restricted cash and investments in marketable securities of approximately $11.1 million and $15.3 million, respectively. This is our primary source of liquidity, as we are not currently generating positive cash flow from our operations. A summary of our cash, cash equivalents, restricted cash and investments in marketable securities and future commitments are detailed as follows:

Cash, Cash Equivalents, Restricted Cash and Short-term Investments in Marketable Securities

As of March 31, 2009, we had cash, cash equivalents, restricted cash and short-term investments of approximately $11.1 million. Our primary source of liquidity is cash, cash equivalents and short term investments.

We believe that we have reduced our anticipated operating expenses to the point where we can break-even, excluding stock compensation costs, at the rate of sales that we achieved in the fourth quarter of 2008. Also, we intend to continue to assess our cost structure in relationship to our revenue levels and to make appropriate adjustments to expense levels as required. None-the-less, we believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund operating activities and capital expenditures, and provide adequate working capital through at least the next twelve months.

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

A summary of the net change in total cash and investments follows:

(in thousands)	March 31, 2009	December 31, 2008	Change		March 31, 2008	December 31, 2007	Change
Cash and cash equivalents	$4,274	$7,462	$	(3,188)	$26,512	$33,862	$	(7,350)
Restricted cash	4,852	4,852		—	236	236		—
Short term investments	1,959	2,970		(1,011)	4,031	—		4,031
Total cash and investments	$11,085	$15,284	$	(4,199)	$30,779	$34,098	$	(3,319)

Effect of Exchange Rates and Inflation: Exchange rates and inflation have not had a significant impact on our operations or cash flows.

Commitments and Significant Contractual Obligations

There have been no material changes to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on March 13, 2009. Additional comments related to our contractual obligations are presented below.

We have existing commitments to make future interest payments on our 2010 Notes and to redeem these notes in September 2010. Over the remaining life of the 2010 Notes, we expect to accrue and pay approximately $0.8 million in interest to the holders thereof.

We have outstanding operating lease commitments of approximately $34.2 million, payable over the next nine years. Some of these commitments are for space that is not being utilized and, for which we recorded restructuring charges in prior periods. We are in the process of trying to sublease additional excess space but it is unlikely that any sublease income generated will offset the entire future commitment. As of March 31, 2009, we have sublease agreements totaling approximately $12.6 million to rent portions of our excess facilities over the next six years.  We currently believe that we can fund these lease commitments in the future; however, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

We also have pledged approximately $3.1 million as collateral for stand-by letters of credit that guarantee certain long-term property lease obligations and to support customer credit requirements. This $3.1 million is in our bank accounts and is included in our restricted cash as of March 31, 2009.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

During the three months ended March 31, 2009, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 1A.    RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

We did not repurchase any shares during the three months ended March 31, 2009.

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

Exhibit 10.1	Letter Agreement by and between TranSwitch and Robert Bosi, dated as of February 13, 2009 (filed herewith).

Exhibit 10.2	Sublease Agreement by and between TranSwitch and Sikorsky Aircraft Corporation, dated as of March 3, 2009 (filed herewith).

Exhibit 10.3
Form of Director Indemnification Agreement including list of directors to whom provided  (previously filed as Exhibit 10.1 to TranSwitch Current report on Form 8-K as filed with the Securities and Exchange Commission on April 9, 2009 and incorporated herein by reference).

Exhibit 10.4
Form of Stock Option Award Agreement under the 2008 Equity Incentive Plan (previously filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-151113) as filed with the Securities and Exchange Commission on May 22, 2008 and incorporated herein by reference).

Exhibit 31.1	CEO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	CFO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	CEO and CFO Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSWITCH CORPORATION

May 11, 2009	/s/ Dr. Santanu Das
Date	Dr. Santanu Das Chief Executive Officer and President (Chief Executive Officer)

May 11, 2009	/s/ Robert A. Bosi
Date	Robert A. Bosi Vice President and Chief Financial Officer (Chief Financial Officer)