Form 10-Q
period 2009-06-30
TRANSWITCH CORP /DE
filed 2009-08-10
CIK 944739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2009
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

At July 31, 2009, there were 159,450,119 shares of Common Stock, par value $.001 per share, of the Registrant outstanding.

TRANSWITCH CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended June 30, 2009

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$5,962	$7,462
Restricted cash	2,657	4,852
Short-term investments	-	2,970
Accounts receivable, net	13,999	12,865
Inventories	4,104	4,504
Prepaid expenses and other current assets	2,599	2,526

Total current assets	29,321	35,179

Property and equipment, net	1,662	2,029
Goodwill	24,651	25,079
Other intangible assets, net	10,632	11,454
Investments in non-publicly traded companies	2,974	2,963
Deferred financing costs, net	288	403
Other assets	1,211	1,320

Total assets	$70,739	$78,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,503	$4,240
Accrued expenses and other current liabilities	18,774	22,231
Total current liabilities	23,277	26,471

Restructuring liabilities	11,668	19,664
5.45% Convertible Notes due 2010	10,013	10,013
Total liabilities	44,958	56,148

Stockholders’ equity:
Common stock, $.001 par value: 300,000,000 shares authorized; 159,402,801 and 158,674,340 shares issued at June 30, 2009 and December 31, 2008	159	159
Additional paid-in capital	382,018	381,384
Accumulated other comprehensive income – currency translation	208	36
Accumulated deficit	(356,486)	(359,182)

Common stock held in treasury (166,350 shares), at cost	(118)	(118)
		1
Total stockholders’ equity	25,781	22,279
Total liabilities and stockholders’ equity	$70,739	$78,427

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues:
Product revenues	$13,758	$8,640	$26,585	$15,534
Service revenues	777	251	2,197	877
Total net revenues	14,535	8,891	28,782	16,411
Cost of revenues:
Cost of product revenues	5,566	3,422	10,746	5,874
Provision for excess and obsolete inventories	87	-	248	23
Cost of service revenues	330	127	926	587
Total cost of revenues	5,983	3,549	11,920	6,484
Gross profit	8,552	5,342	16,862	9,927
Operating expenses:
Research and development	4,292	5,829	9,935	11,378
Marketing and sales	2,723	2,003	5,541	4,130
General and administrative	1,885	1,409	4,050	2,972
Restructuring (credits) charges, net	(35)	(176)	(6,192)	72
Total operating expenses	8,865	9,065	13,334	18,552
Operating loss	(313)	3,723	3,528	(8,625)
Other income (expense):
Change in fair value of derivative liability	-	(231)	-	(255)
Impairment of investments	-	-	(31)	-
Other (expense) income	(739)	72	(205)	(142)
Interest:
Interest income	42	164	76	459
Interest expense	(202)	(489)	(401)	(983)
Interest expense, net	(160)	(325)	(325)	(524)
Total other expense, net	(899)	(484)	(561)	(921)
(Loss) income before income taxes	(1,212)	(4,207)	2,967	(9,546)
Income taxes	108	113	271	268
Net (loss) income	$(1,320)	$(4,320)	$2,696	$(9,814)

Net (loss) income per common share – basic	$(0.01)	$(0.03)	$0.02	$(0.07)
Net (loss) income per common share – diluted	$(0.01)	$(0.03)	$0.02	$(0.07)
Weighted average common shares outstanding – basic	159,224	133,276	159,106	133,235
Weighted average common shares outstanding - diluted	159,224	133,276	160,971	133,235

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)
 (unaudited)

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net income (loss)	$2,696	$(9,814)
Adjustments to reconcile net income (loss) to net cash used by operating activities:

Depreciation and amortization	1,413	1,909
Amortization of debt discount and deferred financing fees	115	288
Provision for excess and obsolete inventories	248	23
Provision for doubtful accounts	4	12
Restructuring provision adjustments	(6,192)	-
Stock-based compensation expense	624	727
Impairment of investments in non-publicly traded companies	31	-
Change in fair value of derivative liability	-	205
Other non cash items	26	-
Changes in operating assets and liabilities:
Accounts receivable	(1,138)	(1,180)
Inventories	152	257
Prepaid expenses and other assets	35	(333)
Accounts payable	263	913
Accrued expenses and other current liabilities	(760)	609
Restructuring liabilities	(3,991)	(603)
	K
Net cash used by operating activities	(6,474)	(6,987)

Investing activities:
Capital expenditures	(322)	(507)
Investments in non-publicly traded companies	(42)	(13)
Decrease in restricted cash	2,195	-
Proceeds from sales and maturities of short-term investments	2,970	1,600
Purchases of short-term investments	-	(6,480)

Net cash provided (used) by investing activities	4,801	(5,400)

Financing activities:

Issuance of common stock under employee stock plans	11	55
Purchase of 166,350 shares of common stock for treasury	-	(118)

Net cash provided (used) by financing activities	11	(63)
Effect of exchange rate changes on cash and cash equivalents	162	37

Change in cash and cash equivalents	(1,500)	(12,413)
Cash and cash equivalents at beginning of period	7,462	34,098
Cash and cash equivalents at end of period	$5,962	$21,685

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidity

The Company has incurred significant operating losses and used cash in its operating activities for the past several years. Operating losses have resulted from inadequate sales levels for the cost structure. The Company has made business acquisitions in each of the past three years prior to 2009 to increase revenue. In addition, in the fourth quarter of 2008, the Company executed a significant restructuring to eliminate cost redundancies and enhance operating effectiveness. The Company’s management believes it now has an appropriate cost structure for its anticipated sales. As such, management believes that the Company will provide sufficient cash flows to fund its operations in the ordinary course of business through at least the next twelve months. Of course, there can be no assurance that the anticipated sales level will be achieved.

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

Stock-based compensation expense has been classified as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of Sales	$11	$17	$24	$34
Research and Development	190	222	365	439
Marketing and Sales	38	29	81	77
General and Administration	84	63	154	177
Total Stock-Based Compensation	$323	$331	$624	$727

Note 4.        Income/Loss Per Common Share

Basic net income (loss) per common share and diluted net income per common share are computed using the weighted average common shares outstanding for the period. Diluted net income per common share is computed as though all potential dilutive common shares were outstanding during the period. Dilutive securities primarily include stock options, restricted stock units, and shares issuable upon conversion of convertible debt. All “in-the-money” stock options for the three months ended June 30, 2009 and shares issuable upon the conversion of the 5.45% Convertible Notes due 2010 were anti-dilutive. The following table sets forth the computation of the denominators used to compute basic and diluted net income (loss) per share.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008

Weighted average common shares used to compute basic net income (loss) per share	159,224	133,276	159,106	133,235
Dilutive effect of restricted stock units	-	-	1,483	-
Dilutive effect of stock options	-	-	202	-
Weighted average common shares used to compute diluted net income (loss) per share	159,224	133,276	160,791	133,235

5.45% Convertible Notes due 2010: The effects of the Convertible Notes are anti-dilutive. As such, the related interest has been excluded from the numerator. Also, the number of shares of common stock the Convertible Notes are convertible into has been excluded from the denominator.

Restricted Stock Units: The Company has 2.9 million restricted stock units unvested and outstanding as of June 30, 2009. All of these instruments were considered dilutive. None of the outstanding units have an exercise price.

Stock Options: The Company had 19.1 million stock options outstanding of which 2.6 million were used in the calculation of diluted net income per share. 16.5 million stock options were excluded from the calculation because their exercise price was greater than the average stock price for the period and their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

Note 5.        Restricted Cash

At June 30, 2009, the Company’s liquidity is affected by restricted cash balances of approximately $2.7 million, which are included in current assets and are not available for general corporate use. The Company has pledged $2.6 million as collateral for stand-by letters of credit that guarantee certain long-term property lease obligations and to support customer credit requirements. The other $0.1 million of restricted cash is being held in escrow as security for certain indemnification obligations.

Note 6.        Inventories

The components of inventories follow:

(in thousands)	June 30, 2009	December 31, 2008

Raw material	$368	$315

Work-in-process	664	1,503

Finished goods	3,072	2,686

Total inventories	$4,104	$4,504

Note 7.        Goodwill and Other Intangible Assets

A summary of changes in the carrying amount of goodwill from January 1, 2009 to June 30, 2009 follows:

Balance as of January 1, 2009	$25,079
Purchase price allocation adjustments (1)	(428)
Balance as of June 30, 2009	$24,651

(1) Relates to tax refunds received and accrual adjustments in connection with the acquisition of Centillium Communications, Inc. consummated in October 2008.

Changes in the carrying amounts and information about other intangible assets follow:

	Other Intangible Assets
	Developed Technology	Customer Relationships	Total

Balances at June 30, 2009	$3,014	$9,557	$12,571
Cost	(525)	(1,414)	(1,939)
Accumulated amortization	$2,489	$8,143	$10,632

Balances at December 31, 2008	$3,014	$9,557	$12,571
Cost	(293)	(824)	(1,117)
Accumulated amortization	$2,721	$8,733	$11,454

Amortization expense related to “Other intangible assets” for the three and six months ended June 30, 2009 was $0.4 million and $0.8 million, respectively. Amortization expense for the three and six months ended June 30, 2008 was $0.1 million and $0.2 million, respectively. Future estimated aggregate amortization expense for such assets as of June 30, 2009 follows: 2009 (remaining six months) - $0.8 million; 2010 - $1.6 million; 2011 - $1.6 million; 2012 - $1.2 million; 2013 - $1.2 million and thereafter - $4.2 million.

Note 8.        Accrued Expenses and Other Current Liabilities

The components of accrued and other current liabilities follow:

	June 30,	December 31,
	2009	2008
Accrued and other current liabilities	$4,430	$5,578
Accrued royalties	6,739	6,664
Accrued compensation and benefits	3,947	3,815
Restructuring liabilities	3,456	5,725
Obligation under deferred revenue	202	449
Total accrued and other current liabilities	$18,774	$22,231

The Company periodically evaluates any contingent liabilities in connection with any payments to be made for any potential intellectual property infringement asserted or unasserted claims in accordance with FAS 5, “Accounting for Contingencies.” The Company’s accrued royalties as of June 30, 2009 and December 31, 2008 represent the contingent payments for asserted or unasserted claims that are probable as of the respective balance sheet dates based on the applicable patent law.

Note 9.        Comprehensive Income or Loss

The components of comprehensive income (loss) were as follows:

(in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Net income (loss)	$(1,320)	$(4,320)	$2,696	$(9,814)
Foreign currency translation adjustment	889	(277)	172	(23)
Total comprehensive income (loss)	$(431)	$(4,597)	$2,868	$(9,837)

Note 10.     Restructuring and Asset Impairment Charges

During the three and six months ended June 30, 2009, the Company recorded a net restructuring benefit of approximately $0.04 million and $6.2 million, respectively. On March 3, 2009 the Company entered into a sublease with a major corporation to sublease 92,880 square feet of office space located in Shelton, Connecticut to the year 2014. As a result of this sublease, the Company reversed approximately $6.7 million of accrued restructuring expense that it recorded in 2001. The Company also had adjustments of approximately $0.3 million to certain other sub-lease agreements relating to the Company’s excess facilities in Shelton, Connecticut. These benefits were partially offset by $0.8 million of charges for workforce reductions and other restructuring adjustments.

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

A summary of the restructuring liabilities and activity follows:

(in thousands)	Activity for the Six Months Ended June 30, 2009
	Restructuring Liabilities December 31, 2008	Restructuring Charges	Cash Payments, net of Receipts on Sublease Activity	Non-cash Items	Adjustments and Changes in Estimates	Restructuring Liabilities June 30, 2009

Employee termination benefits	$1,930	$364	$(1,760)	$—	$156	$690

Facility lease costs	22,534	—	(1,824)	—	(6,794)	13,916
Asset Impairments	—	—	—	(82)	82	—

Other	925	—	(407)	—	—	518

Totals	$25,389	$364	$(3,991)	$(82)	$(6,556)	$15,124

Current liabilities as of June 30, 2009 include $3.5 million for the current portion of the restructuring liabilities.

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

For the three and six months ended June 30, 2009, there were no impairment charges related to the Company’s investments in Opulan or MVP. For the three and six months ended June 30, 2009, the Company’s investment in Neurone II had impairments of zero and $0.03 million, respectively. There were no impairments of investments during the six months ended June 30, 2008. During the first six months of 2009 and 2008, the Company also made additional investments of approximately $0.04 million and $0.01 million, respectively.

Note 12.      Investments in Short-term Marketable Securities

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

Note 13.      Supplemental Cash Flow Information

The following represents supplemental cash flow information:

(in thousands)	Six Months Ended June 30,
	2009	2008

Cash paid for interest	$286	$695

Cash paid for income taxes	$75	$116

Note 14.      Income Taxes

The provision for income taxes for the three and six months ended June 30, 2009 and 2008 relates to certain of TranSwitch’s subsidiaries located in foreign jurisdictions. The effective income tax rates differ from the U.S. federal statutory rate for the periods presented primarily due to foreign and state income taxes and increases in the valuation allowance for deferred income tax assets offset by non-deductible interest expense.

Note 15.      Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value based on quoted prices in active markets for identical assets and liabilities. The fair value of the outstanding 5.45% Convertible Notes due 2010 was estimated at approximately $6.6 million as of June 30, 2009 and $6.6 million as of December 31, 2008. Fair value was estimated based on unobservable inputs that reflect the Company’s assumptions about the assumptions that market participants would use in pricing the notes. The carrying value of such notes was approximately $10.0 million as of June 30, 2009 and December 31, 2008.

The fair value of investments in non-publicly traded companies is not readily determinable.

Note 16.      Subsequent Events

Nasdaq Listing Requirements

On July 14, 2009, the Company received notice from the Listing Qualifications Department of The NASDAQ Stock Market that Nasdaq had determined that it was appropriate to continue the temporary suspension of the bid price and market value of publicly held shares requirements for approximately two additional weeks, until July 31, 2009. This extension provided some additional time for market conditions to return to normal and for the Company to develop a plan to regain compliance with the continued listing requirements.  Based on discussions with the SEC, Nasdaq does not expect any further extensions of the suspension.

Since the Company had 96 calendar days remaining in its bid price compliance period when the suspension began, it will, upon reinstatement of the rules on Monday, August 3, 2009, still have this number of days.  As such, the Company will have until November 6, 2009, to regain compliance. The Company can regain compliance, either during the suspension or during the compliance period resuming after the suspension, by achieving a $1 closing bid price for a minimum of 10 consecutive trading days.

Evaluation of Subsequent Events

Subsequent events have been evaluated to August 10, 2009, the date the accompanying financial statements were issued.

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

OVERVIEW

TranSwitch designs, develops and markets innovative semiconductor solutions that provide core functionality for voice, data and video communications network equipment. We supply innovative highly-integrated semiconductor solutions that provide core functionality for communications network equipment which is supplied to the world-wide telecommunications industry.  In this market, TranSwitch offers a broad range of next-generation telecom products addressing both copper and fiber-based broadband access, optical transport, carrier Ethernet, and Voice-over-Internet Protocol (VoIP) applications.  Also, we deliver standards-based products and technologies that enable the transmission and reception of high-speed, high-definition content and data to third-party semiconductor companies, consumer electronics manufacturers, and OEMs worldwide.  The standards that are supported today by these products include Fast Ethernet, Gigabit Ethernet, HDMI, and DisplayPort. Our customers are the original equipment manufacturers (“OEMs”) who supply wire-line and wireless network operators who provide voice, data and video services to end users such as consumers, corporations, municipalities, etc. We have over 200 active customers, including the leading global equipment providers, and our products are deployed in the networks of the major service providers around the world.

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

Broadband Access: This market includes equipment that provides “last mile” connectivity between the end customer and the network for broadband services. It includes systems for connectivity over copper wires based on DSL, technology, fiber connectivity using Passive Optical Network (PON) technology or wireless connectivity using cellular, WiMAX or other technologies. Our products are incorporated into Broadband Access equipment, enabling telecommunications service providers to deliver next generation services such as voice, data and video over the broadband connection. FTTP technologies provide higher speeds than DSL for network access for both residential and business end users. FTTP offers speeds of service up to 1 Gigabit per second, or Gbps, without the limitations of distance or the symmetry/asymmetry profiles typical in DSL. In addition, FTTP also has the potential to virtually eliminate the cost of an entire class of equipment in the provider's network: the outside plant electronics. This optical broadband infrastructure enables FTTP service providers to offer a wider range of next generation bundled services to potentially enhance their revenue streams. Our FTTP product offerings address PON technology and we offer specific products that comply with the two dominant variants of this technology namely Ethernet-based PON (EPON) which has been adopted extensively in Japan and to a lesser extent in other Asian countries, and Gigabit PON (GPON) which is currently being deployed primarily in North America and is expected to be deployed in several other regions worldwide. Each of our FTTP products consists of one or two semiconductor devices either working independently or jointly - a mixed-signal device known as a protocol chipset and an analog device known as a transceiver. The mixed-signal chip translates signals between analog and digital formats, and our analog chip incorporates innovative technologies to bring photonic signals into the protocol device. Our customers in this market segment include Alcatel-Lucent, Oki Electronics, Sumitomo, Nokia Siemens Networks and PMC Sierra Israel.

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

Non-Telecommunications: This market includes licensing functional blocks for the transmission and reception of video data through our high-speed video interconnects (both HDMI and DisplayPort). We expect this business to grow in 2009 and beyond as we expand our product offering in this area. Additionally, for the past several years we have been licensing our Ethernet interconnect technology both to enable Fast Ethernet and Gigabit Ethernet. In addition to technology licensing, our design services unit leverages our integrated circuits (IC) design expertise, internal processes, tools and foundry relationships to develop and supply IC products to customers in a variety of industries besides telecommunications. Our customers in this market segment currently include various integrated circuit manufacturers and certain defense contractors.

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

During the quarter ended June 30, 2009, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2008.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues:
Product revenues	95%	97%	92%	95%
Service revenues	5%	3%	8%	5%
Total net revenues	100%	100%	100%	100%
Cost of revenues:
Product cost of revenues	38%	39%	37%	36%
Provision for excess and obsolete inventories	1%	0%	1%	0%
Service cost of revenues	2%	1%	3%	4%
Total cost of revenues	41%	40%	41%	40%
Gross profit	59%	60%	59%	60%
Operating expenses:
Research and development	29%	65%	35%	69%
Marketing and sales	19%	23%	19%	25%
General and administrative	13%	16%	14%	18%
Restructuring and asset impairment (credits) charges, net	0%	2%	(21%)	1%
Total operating expenses	61%	102%	47%	113%
Operating (loss) income	(2%)	(42%)	12%	(53%)

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

(Tabular dollars in thousands)	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	Revenues	Percent of Total Revenues	Revenues	Percent of Total Revenues	Percentage Increase (Decrease) in Revenues
Optical Transport	$4,197	29%	$4,986	56%	(16)%
Broadband Access	6,138	42%	3,149	35%	95%
Carrier Ethernet	3,158	22%	315	4%	903%
Non-Telecommunications	265	2%	190	2%	39%
Sub-total product revenues	13,758	95%	8,640	97%	59%
Service revenues	777	5%	251	3%	210%
Total	$14,535	100%	$8,891	100%	63%

(Tabular dollars in thousands)	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	Revenues	Percent of Total Revenues	Revenues	Percent of Total Revenues	Percentage Increase (Decrease) in Revenues
Optical Transport	$8,519	30%	$9,220	56%	(8)%
Broadband Access	11,640	40%	4,701	29%	148%
Carrier Ethernet	5,846	20%	1,077	7%	443%
Non-Telecommunications	580	2%	536	3%	8%
Sub-total product revenues	26,585	92%	15,534	95%	71%
Service revenues	2,197	8%	877	5%	151%
Total	$28,782	100%	$16,411	100%	75%

Net revenues, including product and service revenues, were $14.5 million for the three months ended June 30, 2009. The revenues for the three months ended June 30, 2009 were up approximately 63% as compared to the second quarter of 2008, which is principally due to the acquisition of Centillium. For the second quarter of 2009 versus the comparable period of 2008, revenue from our Broadband Access products increased approximately $3.0 million, which is primarily from increased revenues from our Atlanta and Mustang products partially offset by decreases in our ASIC products. Sales of our Optical Transport products were down 16% for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. This decrease is the result of lower sales in 2009 for various legacy products that were offered as last time buy opportunities during 2008 partially offset by increased sales for our TEMx28 product. Sales of our Carrier Ethernet products increased in the second quarter of 2009 as compared to the second quarter of 2008 by approximately $2.8 million as a result of sales of our Entropia products which we acquired from Centillium.

Net revenues, including product and service revenues, were $28.8 million for the six months ended June 30, 2009.  The revenues for the six months ended June 30, 2009 were up approximately 75% as compared to the first half of 2008, which is principally due to the acquisition of Centillium.  For the first half of 2009 versus the comparable period of 2008, revenue from our Broadband Access products increased approximately $6.9 million, which is primarily from increased revenues from our Atlanta and Mustang products partially offset by decreases in our ASIC products.  Sales of our Optical Transport products were down 8% for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. This decrease is the result of lower sales during 2009 for various legacy products that were offered as last time buy opportunities in 2008 partially offset by increased sales for our TEMx28 and EIMx16 products.  Sales of our Carrier Ethernet products increased in the first half of 2009 as compared to the first half of 2008 by approximately $4.7 million as a result of sales of our Entropia products which we acquired from Centillium.

Service revenues (approximately $0.8 million and $0.3 million for the three months ended June 30, 2009 and 2008, respectively and approximately $2.2 million and $0.9 million for the six months ended June 30, 2009 and 2008, respectively) consist of design and support services performed for third parties on a contract basis and HDMI and technology licenses.

International net revenues represented approximately 72% of net revenues for the three months ended June 30, 2009 as compared to 84% for the three months ended June 30, 2008.

Gross Profit

Total gross profit for the three months ended June 30, 2009 increased by approximately $3.2 million or 60% from the comparable period of the prior year. The increase in gross profit was the result of increased revenues from our newly acquired Centillium products. The total gross profit as a percentage of revenue was 59% and 60% for the three months ended June 30, 2009 and 2008, respectively.

During the three months ended June 30, 2009 and 2008, gross profit was affected favorably in the amount of $0.3 million and $0.3 million, respectively, from the sales of products that had previously been written down. Also during the three months ended June 30, 2009 and 2008, we recorded provisions for excess and obsolete inventories in the amount of $0.1 million and zero, respectively. These charges had a negative impact on our gross profit.

We anticipate that gross profit will continue to be impacted by fluctuations in the volume and mix of our product shipments as well as material costs, yield and the fixed cost absorption of our product operations.

Research and Development

Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to electronic design automation tools, subcontracting and fabrication costs, depreciation for computer chip design tools, amortization, and facilities expenses. During the three months ended June 30, 2009, research and development expenses decreased $1.5 million, or 26% over the comparable period of 2008. This decrease was a result of decreased depreciation and decreases in salaries and employee related costs as a result of workforce reductions and other cost cutting measures that were implemented in 2008 partially offset by increased expenses due to the acquisition of Centillium.

Research and development expenses for the six months ended June 30, 2009 decreased $1.4 million, or 13% as compared to the six months ended June 30, 2008. This decrease was a result of decreased depreciation for computer chip design tools and decreases in facilities and salaries and employee related costs as a result of workforce reductions and other cost cutting measures that were implemented in 2008 partially offset by increased expenses due to the acquisition of Centillium.

We will continue to closely monitor both our costs and our revenue expectations in future periods. We will continue to concentrate our spending in this area to meet our customer requirements and respond to market conditions.

Marketing and Sales

Marketing and sales expenses consist primarily of personnel-related expenses, trade show expenses, travel expenses and facilities expenses. Marketing and sales expenses for the three months ended June 30, 2009 increased by $0.7 million or 36% as compared to the three months ended June 30, 2008. This increase was a result of increased expenses due to the acquisition of Centillium and increased commission expenses due to increased revenues partially offset by lower salaries and employee related expenses as a result of workforce reductions that were implemented in 2008.

For the six months ended June 30, 2009 marketing and sales expenses increased by $1.4 million or 34% as compared to the six months ended June 30, 2008. This increase was a result of increased expenses due to the acquisition of Centillium and increased commission expenses due to increased revenues partially offset by lower salaries and employee related expenses as a result of workforce reductions that were implemented in 2008.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, professional and legal fees, and facilities expenses.  General and administrative expenses for the three months ended June 30, 2009 increased by $0.5 million or 34% as compared to the comparable period in 2008.  This increase was a result of increased legal fees and other increased expenses due to the acquisition of Centillium.

General and Administrative expenses for the six months ended June 30, 2009 increased by $1.1 million or 36% as compared to the comparable period in 2008.  This increase was a result of increased legal fees and other increased expenses due to the acquisition of Centillium.

Restructuring and Asset Impairment Charges, net

During the three months ended June 30, 2009 and 2008, we recorded net restructuring credits of approximately $0.04 million and $0.2 million, respectively. During the six months ended June 30, 2009 and 2008, we recorded net restructuring credits of approximately $6.2 million and restructuring charges $0.1 million, respectively.

The net restructuring credit for the three months ended June 30, 2009 includes approximately $0.3 million in adjustments to certain sub-lease agreements relating to our excess facilities partially offset by approximately $0.3 million related to workforce reductions.

 The net restructuring credit of approximately $6.2 million for the six month period ended June 30, 2009 includes the reversal of previously accrued restructuring charges as the result of a sublease agreement we entered into in March 2009 for unused space in our Shelton, Connecticut location.

During the first half of 2008, restructuring charges related to workforce reductions were partially offset by credits related to adjustments to certain sub-lease agreements relating to our excess facilities.

Interest Expense, net

 Interest expense, net decreased approximately $0.2 million in the second quarter of 2009 as compared to the second quarter of 2008. Interest income decreased as a result of lower market yields due to decreased interest rates and lower cash and investment balances. At June 30, 2009 and 2008, the effective interest rate on our interest-bearing securities was approximately 0.7% and 2.6%, respectively. Interest expense decreased due to lower debt balances resulting from the extinguishment of $15.0 million of our 5.45% Convertible Notes due September 30, 2010 (the “2010 Notes”) during the fourth quarter of 2008.

 Interest expense, net decreased approximately $0.2 million for the six months ended June 30, 2009 as compared to the comparable period in 2008. Interest income decreased as a result of lower market yields due to decreased interest rates and lower cash and investment balances. Interest expense decreased due to lower debt balances resulting from the extinguishment of $15.0 million of our 2010 Notes during the fourth quarter of 2008.

Income Tax Expense

For the three months ended June 30, 2009 and 2008, income tax expense was $0.1 million and $0.1 million, respectively. For the six months ended June 30, 2009 and 2008, income tax expense was $0.3 million and $0.3 million, respectively. The amounts that were recorded reflect income taxes on the earnings of certain of our foreign subsidiaries.

During the six months ended June 30, 2009 and 2008, we evaluated our deferred income tax assets as to whether it is “more likely than not” that the deferred income tax assets will be realized. In our evaluation of the realizability of deferred income tax assets, we consider projections of future taxable income, the reversal of temporary differences and tax planning strategies. We have evaluated and determined that it is not “more likely than not” that all of the deferred income tax assets will be realized. Accordingly, a valuation allowance was recorded for all of our domestic net deferred income tax assets. In future periods, we will not recognize a deferred tax benefit and will maintain a deferred tax valuation allowance until we achieve sustained U.S. taxable income. Additionally, in the future, we expect our current income tax expense to be related to taxable income generated by our foreign subsidiaries.

Other Expense

For the three months ended June 30, 2009 and 2008, other (expense) income was ($0.7) million and $0.1 million, respectively. The other expense incurred in the three months ended June 30, 2009 of ($0.7) million was primarily due to unrealized exchange rate losses which are recorded for the translation of our intercompany loan balances with our wholly owned subsidiaries.

 During the six months ended June 30, 2009 and 2008, other (expense) income was ($0.2) million and ($0.1) million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009 and December 31, 2008, we had total cash, cash equivalents, restricted cash and investments in marketable securities of approximately $8.6 million and $15.3 million, respectively. This is our primary source of liquidity, as we are not currently generating positive cash flow from our operations. A summary of our cash, cash equivalents, restricted cash and investments in marketable securities and future commitments are detailed as follows:

Cash, Cash Equivalents, Restricted Cash and Short-term Investments in Marketable Securities

As of June 30, 2009, we had cash, cash equivalents and restricted cash of approximately $8.6 million. Our primary source of liquidity is cash, cash equivalents and restricted cash.

We believe that we have reduced our anticipated operating expenses to the point where we can break-even, excluding stock compensation costs and amortization of purchased intangibles, at the rate of sales that we achieved in the fourth quarter of 2008. Also, we intend to continue to assess our cost structure in relationship to our revenue levels and to make appropriate adjustments to expense levels as required. None-the-less, we believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund operating activities and capital expenditures, and provide adequate working capital through at least the next twelve months.

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

We are currently engaged in discussions with a major bank to establish a revolving credit facility to finance our working capital requirements.

A summary of the net change in total cash and investments follows:

(in thousands)	June 30, 2009	December 31, 2008	Change	June 30, 2008	December 31, 2007	Change
Cash and cash equivalents	$5,962	$7,462	$(1,500)	$21,685	$34,098	$(12,413)
Restricted cash	2,657	4,852	(2,195)	—	—	—
Short term investments	—	2,970	(2,970)	4,880	—	4,880
Total cash and investments	$8,619	$15,284	$(6,665)	$26,565	$34,098	$(7,533)

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

We have outstanding operating lease commitments of approximately $32.7 million, payable over the next eight years. Some of these commitments are for space that is not being utilized and, for which we recorded restructuring charges in prior periods. We are in the process of trying to sublease additional excess space but it is unlikely that any sublease income generated will offset the entire future commitment. As of June 30, 2009, we have sublease agreements totaling approximately $12.3 million to rent portions of our excess facilities over the next five years. We currently believe that we can fund these lease commitments in the future; however, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

We also have pledged approximately $2.6 million as collateral for stand-by letters of credit that guarantee certain long-term property lease obligations and to support customer credit requirements. This $2.6 million is in our bank accounts and is included in our restricted cash as of June 30, 2009.

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

During the three months ended June 30, 2009, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We did not repurchase any shares during the six months ended June 30, 2009.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 21, 2009. At the meeting, the stockholders of the Company voted on the following matters:

1) The election of the Board of Directors for the ensuing year as set forth in the following table:

	Number of Shares/ Votes For	Withheld Authority
Dr. Santanu Das	124,499,768	3,678,548
Mr. Gerald F. Montry	123,769,072	4,409,244
Mr. James M. Pagos	124,281,150	3,897,166
Mr. Thomas H. Baer	124,676,373	3,501,943
Mr. Herbert Chen	122,629,753	5,548,563
Mr. Faraj Aalaei	123,442,735	4,735,581
Mr. Sam Srinivasan	124,861,933	3,316,383
Mr. Michael Crawford	120,274,397	7,903,919

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

For	109,216,143
Against	18,471,900
Abstain	490,272

3) The ratification of UHY LLP to be the independent certified public accountants for the fiscal year ending December 31, 2009. After a motion was duly made and seconded, the holders of a majority of the Corporation’s common stock voted to approve the proposed amendment. The holders of common stock of the Company voted as set forth in the following table:

For	123,648,547
Against	3,614,025
Abstain	915,744

4) On the proposal to approve an amendment to the TranSwitch Corporation 2008 Equity Incentive Plan increasing by 10,570,000 the number of shares available for issuance thereunder. After a motion was duly made and seconded, the holders of a majority of the Corporation’s common stock voted to approve the proposed amendment. The holders of common stock of the Company voted as set forth in the following table:

For	49,843,699
Against	23,024,704
Abstain	207,582

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

Exhibit 4.1	TranSwitch’s 2008 Equity Incentive Plan, as amended (filed herewith).

Exhibit 10.1
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the 2008 Equity Incentive Plan, as amended, (previously filed as Exhibit 10.1 to TranSwitch’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 27, 2009 and incorporated herein by reference).

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

TRANSWITCH CORPORATION
August 10, 2009	/s/ Dr. Santanu Das
Date	Dr. Santanu Das Chief Executive Officer and President (Chief Executive Officer)

August 10, 2009	/s/ Robert A. Bosi
Date	Robert A. Bosi Vice President and Chief Financial Officer (Chief Financial Officer)