Form 10-Q
period 2009-09-30
TRANSWITCH CORP /DE
filed 2009-11-09
CIK 944739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2009
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

At October 31, 2009, there were 160,095,132 shares of Common Stock, par value $.001 per share, of the Registrant outstanding.

TRANSWITCH CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended September 30, 2009

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)
	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$4,522	$7,462
Restricted cash	2,810	4,852
Short-term investments	-	2,970
Accounts receivable, net	13,468	12,865
Inventories	5,013	4,504
Prepaid expenses and other current assets	2,458	2,526
Total current assets	28,271	35,179

Property and equipment, net	1,438	2,029
Goodwill	24,651	25,079
Other intangible assets, net	10,236	11,454
Investments in non-publicly traded companies	2,981	2,963
Deferred financing costs, net	230	403
Other assets	1,286	1,320

Total assets	$69,093	$78,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,815	$4,240
Accrued expenses and other current liabilities	17,129	22,231
Current portion of 5.45% Convertible Notes due 2011	5,006	-
Total current liabilities	27,950	26,471

Restructuring liabilities	11,251	19,664
5.45% Convertible Notes due 2010	-	10,013
5.45% Convertible Notes due 2011, less current portion	5,007	-
Total liabilities	44,208	56,148

Stockholders’ equity:
Common stock, $.001 par value: 300,000,000 shares authorized; 159,912,755 and 158,674,340 shares issued at September 30, 2009 and December 31, 2008	160	159
Additional paid-in capital	382,382	381,384
Accumulated other comprehensive income – currency translation	444	36
Accumulated deficit	(357,983)	(359,182)
Common stock held in treasury (166,350 shares), at cost	(118)	(118)
Total stockholders’ equity	24,885	22,279
Total liabilities and stockholders’ equity	$69,903	$78,427

See accompanying notes.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues:
Product revenues	$13,468	$9,896	$40,053	$25,430
Service revenues	1,713	602	3,910	1,479
Total net revenues	15,181	10,498	43,963	26,909
Cost of revenues:
Cost of product revenues	5,967	4,207	16,713	10,081
Provision for excess and obsolete inventories	202	114	450	137
Cost of service revenues	881	196	1,807	783
Total cost of revenues	7,050	4,517	18,970	11,001
Gross profit	8,131	5,981	24,993	15,908
Operating expenses:
Research and development	4,349	5,557	14,284	16,935
Marketing and sales	2,575	1,804	8,116	5,934
General and administrative	1,722	1,406	5,772	4,378
Restructuring charges (credits), net	119	(47)	(6,073)	25
Total operating expenses	8,765	8,720	22,099	27,272
Operating (loss) income	(634)	(2,739)	2,894	(11,364)
Other income (expense):
Change in fair value of derivative liability	-	(92)	-	(347)
Impairment of investments	-	-	(31)	-
Other (expense) income	(477)	242	(682)	100
Interest:
Interest income	31	221	107	680
Interest expense	(206)	(487)	(607)	(1,470)
Interest expense, net	(175)	(266)	(500)	(790)
Total other expense, net	(652)	(116)	(1,213)	(1.037)
(Loss) income before income taxes	(1,286)	(2,855)	1,681	(12,401)
Income taxes	211	101	482	369
Net (loss) income	$(1,497)	$(2,956)	$1,199	$(12,770)

Net (loss) income per common share – basic	$(0.01)	$(0.02)	$0.01	$(0.10)
Net (loss) income per common share – diluted	$(0.01)	$(0.02)	$0.01	$(0.10)
Weighted average common shares outstanding – basic	159,625	133,457	159,281	133,309
Weighted average common shares outstanding – diluted	159,625	133,457	162,212	133,309

See accompanying notes.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)
 (unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net income (loss)	$1,199	$(12,770)
Adjustments to reconcile net income (loss) to net cash used by operating activities, net of effects of acquisitions:
Depreciation and amortization	2,060	2,839
Amortization of debt discount and deferred financing fees	173	432
Provision for excess and obsolete inventories	450	137
Provision for doubtful accounts	(20)	(139)
Loss on retirement of property and equipment	-	58
Restructuring provision adjustments	(6,073)	-
Stock-based compensation expense	906	1,024
Impairment of investments	31	-
Change in fair value of derivative liability	-	179
Other non cash items	26	-
Changes in operating assets and liabilities:
Accounts receivable	(583)	(33)
Inventories	(959)	(15)
Prepaid expenses and other assets	101	(159)
Accounts payable	1,575	3
Accrued expenses and other current liabilities	(1,291)	(201)
Restructuring liabilities	(5,641)	(700)

Net cash used by operating activities	(8,046)	(9,345)

Investing activities:
Capital expenditures	(322)	(622)
Investments in non-publicly traded companies	(49)	(65)
Deferred business acquisition costs	-	(1,432)
Decrease (increase) in restricted cash	2,042	(719)
Proceeds from sales and maturities of short-term investments in marketable securities	2,970	5,184
Purchases of short-term investments in marketable securities	-	(10,630)

Net cash provided (used) by investing activities	4,641	(8,284)

Financing activities:
Issuance of common stock under employee stock plans	93	131
Purchase of 166,350 shares of common stock for treasury	-	(118)

Net cash provided by financing activities	93	13

Effect of exchange rate changes on cash and cash equivalents	372	(580)

Change in cash and cash equivalents	(2,940)	(18,196)
Cash and cash equivalents at beginning of period	7,462	34,098
Cash and cash equivalents at end of period	$4,522	$15,902

See accompanying notes.

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

Liquidity

The Company has incurred significant operating losses and used cash in its operating activities for the past several years. Operating losses have resulted from inadequate sales levels for the cost structure. The Company has made business acquisitions in each of the past three years prior to 2009 to increase revenue. In addition, in the fourth quarter of 2008, the Company executed a significant restructuring to eliminate cost redundancies and enhance operating effectiveness. The Company’s management believes it now has an appropriate cost structure for its anticipated sales. Management believes that operating expenses have been reduced to the point where the Company can break-even, excluding stock compensation costs and amortization of purchased intangibles, at the rate of sales achieved in the third quarter of 2009. As such, management believes that the Company will provide sufficient cash flows to fund its operations in the ordinary course of business through at least the next twelve months. Of course, there can be no assurance that the anticipated sales level will be achieved.

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

Note 3.  New Accounting Standards

                 On September 30, 2009, the Company adopted SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the Codification). The Codification combines the previous U.S. GAAP hierarchy which included four levels of authoritative accounting literature distributed among a number of different sources. The Codification does not by itself create new accounting standards but instead reorganizes thousands of pages of existing U.S. GAAP accounting rules into approximately 90 accounting topics. All existing accounting standard documents are superseded by the Codification and all other accounting literature not included in the Codification is now considered non-authoritative. The Codification explicitly recognizes the rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. The Codification is now the single source of authoritative nongovernmental accounting standards in the U.S.

                As a result of the Codification, the references to authoritative accounting pronouncements included herein in this Quarterly Report on Form 10-Q now refer to the Codification topic section rather than a specific accounting rule as was past practice and all references to pre-codified U.S. GAAP have been removed from this Form 10-Q. The adoption of the Codification had no effect on any reported amounts.

    Recently Issued Standards

           In October 2009, an update was made to “Revenue Recognition — Multiple Deliverable Revenue Arrangements.”   This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures”  guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for fiscal years beginning on or after June 15, 2010, and can be applied prospectively or retrospectively. The Company is currently evaluating the effect that adoption of this update will have, if any, on its consolidated financial statements.

Note 4.  Stock-Based Compensation

The amount of the stock-based compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

Stock-based compensation expense follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of Sales	$8	$13	$32	$47
Research and Development	154	181	519	620
Marketing and Sales	25	35	106	112
General and Administration	95	68	249	245
Total Stock-Based Compensation	$282	$297	$906	$1,024

Note 5.  Income/Loss Per Common Share

Basic net income (loss) per common share and diluted net income per common share are computed using the weighted average common shares outstanding for the period. Diluted net income per common share is computed as though all potential dilutive common shares were outstanding during the period. Dilutive securities primarily include stock options, restricted stock units, and shares issuable upon conversion of convertible debt. All “in-the-money” stock options for the three months ended September 30, 2009 and shares issuable upon the conversion of the 5.45% Convertible Notes due 2010 (the “2010 Notes”) were anti-dilutive. The following table sets forth the computation of the denominators used to compute basic and diluted net income (loss) per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008

Weighted average common shares used to compute basic net income (loss) per share	159,625	133,457	159,281	133,309
Dilutive effect of restricted stock units	-	-	2,256	-
Dilutive effect of stock options	-	-	675	-
Weighted average common shares used to compute diluted net income (loss) per share	159,625	133,457	162,212	133,309

5.45% Convertible Notes:  The effects of the 5.45% Convertible Notes are anti-dilutive.

Restricted Stock Units: The Company has 2.8 million restricted stock units unvested and outstanding as of September 30, 2009. All of these instruments were considered dilutive.  None of the outstanding units have an exercise price.

Stock Options:  The Company had 18.3 million stock options outstanding of which 2.5 million were used in the calculation of diluted net income per share. 15.8 million stock options were excluded from the calculation because their exercise price was greater than the average stock price for the period and their inclusion would have been anti-dilutive.  These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

Note 6.  Restricted Cash

At September 30, 2009, the Company’s liquidity is affected by restricted cash balances of approximately $2.8 million, which are included in current assets and are not available for general corporate use. The Company has pledged $2.7 million as collateral for stand-by letters of credit that guarantee certain long-term property lease obligations and to support customer credit requirements.  The other $0.1 million of restricted cash is being held in escrow as security for certain indemnification obligations.

Note 7.    Inventories

The components of inventories follow:

(in thousands)	September 30, 2009	December 31, 2008

Raw material	$482	$315

Work-in-process	942	1,503

Finished goods	3,589	2,686

Total inventories	$5,013	$4,504

Note 8.     Goodwill and Other Intangible Assets

A summary of changes in the carrying amount of goodwill for the current year follows:

Balance as of January 1, 2009	$25,079
Purchase price allocation adjustments (1)	(428)
Balance as of September 30, 2009	$24,651

(1)	Relates to tax refunds received and accrual adjustments in connection with the acquisition of Centillium Communications, Inc. consummated in October 2008.

              Information about other intangible assets follows:

	Other Intangible Assets
	Developed Technology	Customer Relationships	Total

Balances at September 30, 2009
Cost	$3,014	$9,557	$12,571
Accumulated amortization	(639)	(1,696)	(2,335)
	$2,375	$7,861	$10,236

Balances at December 31, 2008
Cost	$3,014	$9,557	$12,571
Accumulated amortization	(293)	(824)	(1,117)
	$2,721	$8,733	$11,454

          Amortization expense related to “Other intangible assets” for the three and nine months ended September 30, 2009 was $0.4 million and $1.2 million, respectively.  Amortization expense for the three and nine months ended September 30, 2008 was $0.1 million and $0.3 million, respectively.  Future estimated aggregate amortization expense for such assets as of September 30, 2009 follows: 2009 (remaining three months) - $0.4 million; 2010 - $1.6 million; 2011 - $1.6 million; 2012 - $1.2 million; 2013 - $1.2 million; 2014 - $1.1 million and thereafter - $3.1 million

Note 9.     Accrued Expenses and Other Current Liabilities

The components of accrued and other current liabilities follow:

	September 30,	December 31,
	2009	2008
Accrued and other current liabilities	$4,213	$5,578
Accrued royalties	6,690	6,664
Accrued compensation and benefits	3,597	3,815
Restructuring liabilities	2,342	5,725
Obligation under deferred revenue	287	449

Total accrued and other current liabilities	$17,129	$22,231

The Company periodically evaluates any contingent liabilities in connection with any payments to be made for any potential intellectual property infringement asserted or unasserted claims.  The Company’s accrued royalties as of September 30, 2009 and December 31, 2008 represent the contingent payments for asserted or unasserted claims that are probable of assertion as of the respective balance sheet dates based on the applicable patent law.

 Note 10.    Comprehensive Loss

The components of comprehensive (loss) income follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net (loss) income	$(1,497)	$(2,956)	$1,199	$(12,770)
Foreign currency translation adjustment	236	(683)	408	(706)
Total comprehensive (loss) income	$(1,261)	$(3,639)	$1,607	$(13,476)

Note 11.    Restructuring and Asset Impairment Charges

During the three and nine months ended September 30, 2009, the Company recorded a net restructuring charge of approximately $0.1 million and a net restructuring benefit of  $6.1 million, respectively. On March 3, 2009 the Company entered into a sublease with a major corporation to sublease 92,880 square feet of office space located in Shelton, Connecticut to the year 2014.  As a result of this sublease, the Company reversed approximately $6.7 million of accrued restructuring expense that it initially recorded in 2001. The Company also had adjustments of approximately $0.3 million to certain other sub-lease agreements relating to the Company’s excess facilities in Shelton, Connecticut.  These benefits were partially offset by $0.9 million of charges for workforce reductions and other restructuring adjustments.

During the three and nine month periods ended September 30, 2008, the Company recorded a net restructuring credit of approximately $0.05 million and a net restructuring charge of approximately $0.03 million, respectively. The net charge of approximately $0.03 million for the nine month period includes charges of approximately $0.3 million related to workforce reductions in Europe partially offset by approximately $0.2 million of benefits related to adjustments to certain sub-lease agreements relating to the Company’s excess facilities in Shelton, Connecticut.

A summary of the restructuring liabilities and activity follows:

(in thousands)	Activity for the Nine Months Ended September 30, 2009
	Restructuring Liabilities December 31, 2008	Restructuring Charges	Cash Payments, net of Receipts on Sublease Activity	Non-cash Items	Adjustments and Changes in Estimates	Restructuring Liabilities September 30, 2009
Employee termination benefits	$1,930	$368	$(2,306)	$—	$223	$215
Facility lease costs	22,534	—	(2,746)	—	(6,794)	12,994
Asset Impairments	—	—	—	(82)	82	—
Other	925	48	(589)	—	—	384

Totals	$25,389	$416	$(5,641)	$(82)	$(6,489)	$13,593

Note 12.    Investments in Non-Publicly Traded Companies

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

          For the three and nine months ended September 30, 2009, there were no impairment charges related to the Company’s investments in Opulan or MVP. For the three and nine months ended September 30, 2009, the Company’s investment in Neurone II had impairments of zero and $0.03 million, respectively. There were no impairments of investments during the three and nine months ended September 30, 2008.  During the first nine months of 2009 and 2008, the Company also made additional investments of approximately $0.05 million and $0.07 million, respectively.

Note 13.    Investments in Short-term Marketable Securities

Short-term investments as of December 31, 2008 consist of government bonds which are all due within one year. Such investments are classified as held-to-maturity. Held-to-maturity securities are those securities which the Company has both the ability and intent to hold to maturity. Held-to-maturity securities are stated at amortized cost. Amortized cost and accrued interest as of December 31, 2008 approximate market value. During 2009 the Company sold or redeemed at maturity, all of the bonds that were held at December 31, 2008.

Note 14.    Convertible Notes and Refinancing

             On October 26, 2009, the Company exchanged approximately $10.0 million aggregate principal amount of its unsecured 2010 Notes due September 30, 2010 for an equal principal amount of new unsecured 5.45% Convertible Notes due September 30, 2011 (the “2011 Notes”).

             The 2011 Notes are convertible at the option of the holder, at any time on or prior to maturity at an initial conversion ratio of 1,111.1111 per $1,000 principal amount.

             If a holder of the 2011 Notes converts such notes in connection with a corporate transaction that constitutes a change in control, as defined, at any time prior to July 6, 2011, then in addition to the conversion shares, as defined, such holder is also entitled to receive upon such conversion, a make-whole payment premium in cash.

             Commencing on October 30, 2009, the 2011 Notes are payable in monthly principal payments of $417,000 plus interest.

             The 2011 Notes may be paid for in shares of the Company’s common stock, solely at the Company’s option and upon the satisfaction or waiver of certain conditions.  If the Company elects to make any payment of or provision for principal in shares of its common stock, the shares to be delivered will be valued at the lower of $0.90 (subject to adjustment) or 90% of the arithmetic average of the daily volume-weighted average price of the common stock for the ten (10) consecutive trading days ending on or including the second trading day immediately preceding the applicable Interest Payment Date but; not be less than $0.45.

             The Company may redeem some or all of the 2011 Notes at any time prior to maturity for cash equal to the principal amount, plus accrued and unpaid interest; provided, however, that the 2011 Notes will not be redeemable prior to maturity unless the closing price per share of the Company’s common stock exceeds 150% of the conversion price, which shall initially be $.90, for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days immediately preceding notice to holders of such redemption.

             A holder may require the Company to repurchase the 2011 Notes upon a change in control for cash at 100% of the principal amount, plus accrued and unpaid interest.

             The terms underlying the 2011 Notes contain certain customary covenants that limit, among other things, the Company’s ability to incur additional debt. The failure to comply with such covenants could cause the 2011 Notes to become due and payable immediately.

   The Company accounted for the 2011 Notes as a refinancing of short-term debt to a long-term basis retrospectively to September 30, 2009. As such, approximately $5.0 million of the 2011 Notes has been classified as long-term as of September 30, 2009.

Note 15.   Supplemental Cash Flow Information

Supplemental cash flow information follows:

(in thousands)	Nine Months Ended
	September 30,
	2009	2008

Cash paid for interest	$569	$1,380

Cash paid for income taxes	$172	$202

Note 16.   Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2009 and 2008 relates to certain of TranSwitch’s subsidiaries located in foreign jurisdictions.  The effective income tax rate differs from the U.S. federal statutory rate for the periods presented primarily due to foreign and state income taxes and increases in the valuation allowance for deferred income tax assets offset by non-deductible interest expense.

 Note 17.   Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value based on quoted prices in active markets for identical assets and liabilities. The fair value of the outstanding 5.45% Convertible Notes was estimated at approximately $10.0 million as of September 30, 2009 and $6.6 million as of December 31, 2008. Fair value was estimated based on unobservable inputs that reflect the Company’s assumptions about the assumptions that market participants would use in pricing the notes. The carrying value of such notes was approximately $10.0 million as of September 30, 2009 and December 31, 2008.

          The fair value of investments in non-publicly traded companies is not readily determinable.

Note 18.   Other (Expense) Income

         Included in other (expense) income are unrealized exchange rate losses which are recorded for the translation of our intercompany loan balances with our wholly owned subsidiaries.

Note 19.  Other Subsequent Events

Shelf Registration Statement

         On October 21, 2009, the Company announced it has filed a universal shelf registration statement with the Securities and Exchange Commission (SEC), which will enable the Company to raise funds through one or more issuances of the securities covered by the shelf registration statement, subject to market conditions and the Company’s capital needs. The SEC declared the shelf registration statement effective on October 28, 2009.

         An offering of securities covered by the shelf registration statement will be made only by means of a written prospectus and prospectus supplement, and specific terms of any future offering will be subject to prevailing market conditions.  The Company does not currently have any commitments or intentions to sell securities at this time.  The Company may use the net proceeds from the sale of these securities for general corporate purposes, which may include repayment or refinancing of existing indebtedness, acquisitions, investments, capital expenditures, repurchase of its capital stock and for any other purposes that the Company may specify in any prospectus supplement.

Reverse Stock Split

        On November 9, 2009, the Company announced that its Board of Directors has approved the implementation of a one-for-eight reverse stock split of the Company's common stock.  The reverse stock split, which was authorized by the stockholders at the Company's 2009 annual meeting of stockholders on May 21, 2009, will take effect at 11:59 p.m. (Eastern time) on November 23, 2009 (the "Effective Time"). Trading of the Company’s common stock on the Nasdaq Capital Market will continue, on a reverse stock split-adjusted basis, with the opening of the markets on November 24, 2009.

       The reverse stock split has been implemented in part to enable the Company to reestablish compliance with Nasdaq Marketplace Rule 5450(a)(2), requiring a $1 minimum closing bid price.  The Company had been notified that it would be required to demonstrate compliance with the minimum closing bid price requirement by November 6, 2009. For the purpose of identifying a recent reverse stock split, the Company's trading symbol will be temporarily changed from “TXCC” to “TXCCD” for a period of twenty trading days beginning November 24.  The Company's trading symbol is expected to revert to TXCC on December 23, 2009.

        As a result of the reverse stock split, each eight shares of the Company’s common stock that are issued and outstanding or held in treasury at the Effective Time will be automatically combined into one share, subject to the elimination of fractional shares as described below.  The reverse stock split will affect all issued and outstanding shares of the Company's common stock, as well as shares of common stock underlying stock options and the Company’s outstanding 2011 Notes that are outstanding immediately prior to the effective date of the reverse stock split. The total number of shares of common stock issued and outstanding will be reduced from approximately 160 million shares to approximately 20 million shares.

        The Company’s transfer agent, Computershare Trust Company (www.computershare.com), will act as exchange agent for the reverse stock split.  Stockholders of record as of the Effective Time will receive a letter of transmittal providing instructions for the exchange of their stock certificates as soon as practicable following the reverse stock split. Stockholders who hold their shares in "street name" will be contacted by their banks or brokers with any instructions.

        Stockholders who would otherwise hold fractional shares because the number of shares of common stock they hold before the reverse stock split is not evenly divisible by the reverse stock split ratio will be entitled to receive cash (without interest or deduction) in lieu of such fractional shares. Where shares are held in certificated form, stockholders must provide Computershare Trust Company with a properly completed and duly executed transmittal letter and surrender all old certificate(s), after which they will receive an amount equal to the proceeds attributable to the sale of such fractional shares following the aggregation and sale by Computershare Trust Company of all fractional shares otherwise issuable. Stockholders who hold their stock in "street name" should contact their brokers for further information regarding payment for fractional shares.

Evaluation of Subsequent Events

Subsequent events have been evaluated to November 9, 2009, the date the accompanying financial statements were issued.

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

OVERVIEW

           TranSwitch designs, develops and markets innovative semiconductor solutions that provide core functionality for voice, data and video communications network equipment. We supply innovative highly-integrated semiconductor solutions that provide core functionality for communications network equipment which is supplied to the world-wide telecommunications industry.  In this market, TranSwitch offers a broad range of next-generation telecom products addressing both copper and fiber-based broadband access, optical transport, carrier Ethernet, and Voice-over-Internet Protocol (VoIP) applications. Also, we deliver standards-based products and technologies that enable the transmission and reception of high-speed, high-definition content and data to third-party semiconductor companies, consumer electronics manufacturers, and OEMs worldwide.  The standards that are supported today by these products include Fast Ethernet, Gigabit Ethernet, HDMI, and DisplayPort. Our customers are the original equipment manufacturers (“OEMs”) who supply wire-line and wireless network operators who provide voice, data and video services to end users such as consumers, corporations, municipalities, etc.  We have approximately 150 active customers, including the leading global equipment providers, and our products are deployed in the networks of the major service providers around the world.

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

During the quarter ended September 30, 2009, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2008.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues:
Product revenues	89%	94%	91%	95%
Service revenues	11%	6%	9%	5%
Total net revenues	100%	100%	100%	100%
Cost of revenues:
Product cost of revenues	39%	40%	38%	37%
Provision for excess and obsolete inventories	1%	1%	1%	1%
Service cost of revenues	6%	2%	4%	3%
Total cost of revenues	46%	43%	43%	41%
Gross profit	54%	57%	57%	59%
Operating expenses:
Research and development	29%	53%	33%	63%
Marketing and sales	17%	17%	18%	22%
General and administrative	11%	13%	13%	16%
Restructuring and asset impairment (credits) charges, net	1%	0%	(14)%	0%
Total operating expenses	58%	83%	50%	101%
Operating loss	(4)%	(26)%	7%	(42)%

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

(Tabular dollars in thousands)	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008
	Revenues	Percent of Total Revenues	Revenues	Percent of Total Revenues	Percentage Increase (Decrease) in Revenues
Broadband Access	$7,471	49%	$3,925	37%	90%
Optical Transport	3,188	21%	5,274	50%	(40	) %
Carrier Ethernet	2,588	17%	497	5%	421%
Non-Telecommunications	221	2%	200	2%	11%
Sub-total product revenues	13,468	89%	9,896	94%	36%

Service revenues	1,713	11%	602	6%	185%
Total	$15,181	100%	$10,498	100%	45%

(Tabular dollars in thousands)	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
	Revenues	Percent of Total Revenues	Revenues	Percent of Total Revenues	Percentage Increase (Decrease) in Revenues
Broadband Access	$19,111	43%	$8,626	32%	122%
Optical Transport	11,707	27%	14,494	54%	(19	) %
Carrier Ethernet	8,434	19%	1,574	6%	436%
Non-Telecommunications	801	2%	736	3%	9%
Sub-total product revenues	40,053	91%	25,430	95%	58%

Service revenues	3,910	9%	1,479	5%	164%
Total	$43,963	100%	$26,909	100%	63%

Net revenues, including product and service revenues, were $15.2 million for the three months ended September 30, 2009.  The revenues for the three months ended September 30, 2009 were up approximately 45% as compared to the third quarter of 2008, which is principally due to the acquisition of Centillium.  For the third quarter of 2009 versus the comparable period of 2008, revenue from our Broadband Access products increased approximately $3.5 million, which is primarily from increased revenues from our Atlanta and Mustang products partially offset by decreases in our ASIC products.  Sales of our Optical Transport products were down 40% for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. This decrease is the result of lower sales in 2009 for various legacy products that were offered as last time buy basis during 2008 partially along with decreased sales of our TEMx28 family of products.  Sales of our Carrier Ethernet products increased in the third quarter of 2009 as compared to the third quarter of 2008 by approximately $2.1 million as a result of sales of our Entropia product line.

Net revenues, including product and service revenues, were $44.0 million for the nine months ended September 30, 2009.  The revenues for the nine months ended September 30, 2009 were up approximately 63% as compared to the first nine months of 2008, which is principally due to the acquisition of Centillium.  For the first nine months of 2009 versus the comparable period of 2008, revenue from our Broadband Access products increased approximately $10.5 million, which is primarily from increased revenues from our Atlanta and Mustang products partially offset by decreases in our ASIC products.  Sales of our Optical Transport products were down 19% for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. This decrease is the result of lower sales during 2009 for various legacy products that were offered as last time buy opportunities in 2008 and lower sales of our TL3M product partially offset by increased sales for our TEMx28 product.  Sales of our Carrier Ethernet products increased in the first nine months of 2009 as compared to the first nine months of 2008 by approximately $6.9 million as a result of sales of our Entropia products which we acquired from Centillium.

Service revenues (approximately $1.7 million and $0.6 million for the three months ended September 30, 2009 and 2008, respectively and approximately $3.9 million and $1.5 million for the nine months ended September 30, 2009 and 2008, respectively) consist of design and support services performed for third parties on a contract basis and HDMI and technology licenses.

International net revenues represented approximately 71% of net revenues for the three months ended September 30, 2009 as compared to 88% for the three months ended September 30, 2008.

Gross Profit

Total gross profit for the three months ended September 30, 2009 increased by approximately $2.2 million or 36% from the comparable period of the prior year. The increase in gross profit was the result of increased revenues from our newly acquired Centillium products. The total gross profit as a percentage of revenue was 54% and 57% for the three months ended September 30, 2009 and 2008, respectively. The year over year reduction in gross margin percentage was mostly attributable to an unfavorable product mix and higher inventory write-off provisions during 2009 as compared to 2008

During the three months ended September 30, 2009 and 2008, gross profit was affected favorably in the amount of $0.3 million and $0.4 million, respectively, from the sales of products that had previously been written down. Also during the three months ended September 30, 2009 and 2008, we recorded provisions for excess and obsolete inventories in the amount of $0.2 million and $0.1 million, respectively. These charges had a negative impact on our gross profit.

We anticipate that gross profit will continue to be impacted by fluctuations in the volume and mix of our product shipments as well as material costs, yield and the fixed cost absorption of our product operations.

Research and Development

Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to electronic design automation tools, subcontracting and fabrication costs, depreciation and amortization, and facilities expenses.  During the quarter ended September 30, 2009, research and development expenses decreased $1.2 million, or 22% over the comparable period of 2008. This decrease was a result of decreased depreciation and decreases in salaries and employee related costs as a result of workforce reductions and other cost cutting measures that were implemented in 2008.

Research and development expenses for the nine months ended September 30, 2009 decreased $2.7 million, or 16% as compared to the nine months ended September 30, 2008.  This decrease was a result of decreased depreciation for computer chip design tools and decreases in facilities, subcontracting costs and salaries and employee related costs as a result of workforce reductions and other cost cutting measures that were implemented in 2008 partially offset by increased expenses due to the acquisition of Centillium.

We will continue to closely monitor both our costs and our revenue expectations in future periods.  We will continue to concentrate our spending in this area to meet our customer requirements and respond to market conditions.

Marketing and Sales

 Marketing and sales expenses consist primarily of personnel-related expenses, trade show expenses, travel expenses and facilities expenses.  Marketing and sales expenses for the three months ended September 30, 2009 increased by $0.8 million or 43% as compared to the three months ended September 30, 2008.  This increase was a result of increased expenses due to the acquisition of Centillium partially offset by lower salaries and employee related expenses as a result of workforce reductions that were implemented in 2008.

For the nine months ended September 30, 2009 marketing and sales expenses increased by $2.2 million or 37% as compared to the nine months ended September 30, 2008. This increase was a result of increased expenses due to the acquisition of Centillium and increased commission expenses due to increased revenues partially offset by lower salaries and employee related expenses as a result of workforce reductions that were implemented in 2008.

 General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, professional and legal fees, and facilities expenses.  General and administrative expenses for the three months ended September 30, 2009 increased by $0.3 million or 22% as compared to the comparable period in 2008.  This increase was a result of increased expenses due to the acquisition of Centillium.

General and Administrative expenses for the nine months ended September 30, 2009 increased by $1.4 million or 32% as compared to the comparable period in 2008.  This increase was a result of increased legal fees and other increased expenses due to the acquisition of Centillium.

Restructuring and Asset Impairment Charges, net

During the three months ended September 30, 2009 and 2008, we recorded net restructuring charges of approximately $0.1 million and net restructuring credits of $0.1 million, respectively.  During the nine months ended September 30, 2009 and 2008, we recorded net restructuring credits of approximately $6.1 million and net restructuring charges of $0.1 million, respectively.

The net restructuring charges of $0.1 million for the three months ended September 30, 2009 includes charges related to workforce reductions and other restructuring adjustments.

 The net restructuring credit of approximately $6.1 million for the nine month period ended September 30, 2009 includes the reversal of previously accrued restructuring charges as the result of a sublease agreement we entered into in March 2009 for unused space in our Shelton, Connecticut location.

During the first nine months of 2008, restructuring charges of approximately $0.1 million were related to workforce reductions in Europe partially offset by benefits related to adjustments to certain sub-lease agreements relating to the Company’s excess facilities in Shelton, Connecticut.

Interest Expense, net

Interest expense, net decreased approximately $0.1 million in the third quarter of 2009 as compared to the third quarter of 2008. Interest income decreased as a result of lower market yields due to decreased interest rates and lower cash and investment balances. At September 30, 2009 and 2008, the effective interest rate on our interest-bearing securities was approximately 0.4% and 2.2%, respectively.  Interest expense decreased due to lower debt balances resulting from the extinguishment of $15.0 million of our 5.45% Convertible Notes due September 30, 2010 (the “2010 Notes”) during the fourth quarter of 2008.

 Interest expense, net decreased approximately $0.3 million for the nine months ended September 30, 2009 as compared to the comparable period in 2008. Interest income decreased as a result of lower market yields due to decreased interest rates and lower cash and investment balances.  Interest expense decreased due to lower debt balances resulting from the extinguishment of $15.0 million of our 2010 Notes during the fourth quarter of 2008.

Income Tax Expense

For the three months ended September 30, 2009 and 2008, income tax expense was $0.2 million and $0.1 million, respectively. For the nine months ended September 30, 2009 and 2008, income tax expense was $0.5 million and $0.4 million, respectively. The amounts that were recorded reflect income taxes on the earnings of certain of our foreign subsidiaries.

During the nine months ended September 30, 2009 and 2008, we evaluated our deferred income tax assets as to whether it is “more likely than not” that the deferred income tax assets will be realized. In our evaluation of the realizability of deferred income tax assets, we consider projections of future taxable income, the reversal of temporary differences and tax planning strategies. We have evaluated and determined that it is not “more likely than not” that all of the deferred income tax assets will be realized. Accordingly, a valuation allowance was recorded for all of our domestic net deferred income tax assets. In future periods, we will not recognize a deferred tax benefit and will maintain a deferred tax valuation allowance until we achieve sustained U.S. taxable income.  Additionally, in the future, we expect our current income tax expense to be related to taxable income generated by our foreign subsidiaries.

Other Expense

For the three months ended September 30, 2009 and 2008, other (expense) income was ($0.5) million and $0.2 million, respectively.  The other expense incurred in the three months ended September 30, 2009 of ($0.5) million was primarily due to unrealized exchange rate losses which are recorded for the translation of our intercompany loan balances with our wholly owned subsidiaries.

 During the nine months ended September 30, 2009 and 2008, other (expense) income was ($0.7) million and $0.1 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009 and December 31, 2008, we had total cash, cash equivalents, restricted cash and investments in marketable securities of approximately $7.3 million and $15.3 million, respectively. This is our primary source of liquidity, as we are not currently generating positive cash flow from our operations. A summary of our cash, cash equivalents, restricted cash and investments in marketable securities and future commitments are detailed as follows:

Cash, Cash Equivalents, Restricted Cash and Short-term Investments in Marketable Securities

As of September 30, 2009, we had cash, cash equivalents and restricted cash of approximately $7.3 million. Our primary source of liquidity is cash, cash equivalents and restricted cash.

We believe that we have reduced our anticipated operating expenses to the point where we can break-even, excluding stock compensation costs and amortization of purchased intangibles, at the rate of sales that we achieved in the third quarter of 2009. Also, we intend to continue to assess our cost structure in relationship to our revenue levels and to make appropriate adjustments to expense levels as required. None-the-less, we believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund operating activities and capital expenditures, and provide adequate working capital through at least the next twelve months.

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

We are currently engaged in discussions with a major bank to establish a revolving credit facility to finance our working capital requirements.

A summary of the net change in total cash and investments follows:

(in thousands)
	September 30,	December 31,			September 30,	December 31,
	2009	2008	Change		2008	2007	Change
Cash and cash equivalents	$4,522	$7,462	$	(2,940)	$15,902	$34,098	$	(18,196)
Restricted cash	2,810	4,852		(2,042)	719	—		719
Short term investments	—	2,970		(2,970)	5,446	—		5,446
Total cash and investments	$7,332	$15,284	$	(7,952)	$22,067	$34,098	$	(12,031)

Effect of Exchange Rates and Inflation: Exchange rates and inflation have not had a significant impact on our operations or cash flows.

Commitments and Significant Contractual Obligations

        We exchanged approximately $10.0 million aggregate principal amount of our 2010 Notes due September 30, 2010 for an equal principal amount of new 5.45% Convertible Notes due September 30, 2011.  Except for the refinancing of short-term debt to a long-term basis, there have been no material changes to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on March 13, 2009. Additional comments related to our contractual obligations are presented below.

We have existing commitments to make monthly principal payments on our 2011 Notes of approximately $0.4 million per month through September 30, 2011. Over the remaining life of the 2011 Notes, we expect to accrue and pay approximately $0.6 million in interest to the holders thereof.

We have outstanding operating lease commitments of approximately $31.6 million, payable over the next eight years. Some of these commitments are for space that is not being utilized and, for which we recorded restructuring charges in prior periods. We are in the process of trying to sublease additional excess space but it is unlikely that any sublease income generated will offset the entire future commitment. As of September 30, 2009, we have sublease agreements totaling approximately $12.0 million to rent portions of our excess facilities over the next five years.  We currently believe that we can fund these lease commitments in the future; however, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

We also have pledged approximately $2.7 million as collateral for stand-by letters of credit that guarantee certain long-term property lease obligations and to support customer credit requirements. This $2.7 million is in our bank accounts and is included in our restricted cash as of September 30, 2009.

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

During the three months ended September 30, 2009, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We did not repurchase any share during the nine months ended September 30, 2009.

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

Exhibit 4.1
Indenture between TranSwitch Corporation and U.S. Bank National Trust (previously filed as Exhibit 4.1 to TranSwitch’s current report on Form 8-K as filed with the Securities and Exchange Commission on October 26, 2009 and incorporated herein by reference).

Exhibit 10.1
Exchange Agreement by and among TranSwitch Corporation, QVT Fund LP and Quintessence Fund LP (previously filed as Exhibit 10.1 to TranSwitch’s current report on Form 8-K as filed with the Securities and Exchange Commission on October 26, 2009 and incorporated herein by reference).

Exhibit 10.2
Exchange Agreement by and among TranSwitch Corporation, JGB Capital LP, JGB Capital Offshore Ltd. and SAMC LLC (previously filed as Exhibit 10.2 to TranSwitch’s current report on Form 8-K as filed with the Securities and Exchange Commission on October 26, 2009 and incorporated herein by reference).

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

TRANSWITCH CORPORATION

November 9, 2009	/s/ Dr. Santanu Das
Date	Dr. Santanu Das Chief Executive Officer and President (Chief Executive Officer)

November 9, 2009	/s/ Robert A. Bosi
Date	Robert A. Bosi Vice President and Chief Financial Officer (Chief Financial Officer)