Form 10-K
period 2009-12-31
TRANSWITCH CORP /DE
filed 2010-03-16
CIK 944739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2009

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
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the Registrant, on June 30, 2009 was approximately $69.3 million. At March 15, 2010, as reported on the Nasdaq Capital Market, there were 20,537,475 shares of common stock, par value $.001 per share, of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference in Part III of this Form 10-K Report:

(1) Proxy Statement for the Registrant’s 2010 Annual Meeting of Shareholders—Items 10, 11, 12, 13 and 14.

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

COMPANY OVERVIEW

TranSwitch designs, develops and supplies innovative highly-integrated semiconductor solutions that provide core functionality for voice, data and video communications equipment for network, enterprise and customer premises applications.  TranSwitch customers for these semiconductor products are the original equipment manufacturers (“OEMs”) who supply wire-line and wireless network operators who provide voice, data and video services to end users such as consumers, corporations, municipalities etc. Our system-on-a-chip products incorporate digital and mixed-signal semiconductor technology and related embedded software. In addition to our system-on-a-chip products, we have been in the business of licensing intellectual property cores to both OEMs as well as other semiconductor companies.  One new area where we have made significant progress in the past couple years is in the area of licensing of our proprietary video interconnect technology that enables the transmission and reception of both HDMI and DisplayPort.  We have over 150 active customers, including the leading global equipment providers, and our products are deployed in the networks of the major service providers around the world.

TranSwitch Corporation is a Delaware corporation incorporated on April 26, 1988. Our principal executive offices are located at 3 Enterprise Drive, Shelton CT 06484, and our telephone number at that location is (203) 929-8810. Our Internet address is www.transwitch.com. We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our common stock trades on the Nasdaq Capital Market under the symbol “TXCC.”

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

In recent years, there were a number of mergers and acquisitions among North American telecommunication carriers (“telcos”) and Western Hemisphere communications OEMs.  As companies merge or consolidate, the rate of ordering, purchasing and deploying new equipment typically slows.  As these consolidations complete, we are seeing a shift in demand toward newer technologies that we introduced into the market in the last several years.  From 2006 through 2009, we saw demand for legacy network products decline, which is an indicator that the industry is ready to replace existing networks with new networks.

Communications service providers, internet service providers, regional Bell operating companies and inter-exchange carriers generally closely monitor their capital expenditures. Spending on voice-only equipment has been slowing over the last few years, while spending on equipment providing the efficient transport of data services on existing infrastructure continues to grow. More importantly to us, major infrastructure initiatives are underway where telecommunications companies (telcos) are building new, end-to-end internet protocol (IP)-based, next-generation networks. Demand for new, high bandwidth services such as video conferencing, broadband audio, high speed internet and other data services is placing an increased burden on existing public network infrastructure. Regulatory changes and advances in technology have fostered an intensively competitive environment for service providers. They have to provide a variety of services over the same infrastructure in order to maximize the revenue from their network investment and minimize the risk of losing customers to their competitors by bundling these services.  Competition between telcos and cable TV providers offering “triple play” services (voice, data and video) is driving equipment spending for broadband access, carrier-class routers/switches, and metro optical gear. Equipment vendors and communications IC suppliers with the right products and technologies will be major beneficiaries of this spending by telcos and cable TV service providers.

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

The following provides a brief description of each of our target markets and the semiconductor solutions we provide in each of these markets:

Next Generation (Converged) Network Infrastructure:

Data and video services are the main drivers for future network infrastructure investments. Carrier Ethernet is the industry’s accepted standard technology for next-generation networks, however, a large percentage of optical network infrastructure currently in place is based on SONET/SDH technology designed and optimized for voice traffic. Our products enable a mix of voice and data traffic to be efficiently transported over existing SONET /SDH networks using a number of techniques for mapping Ethernet data into the SONET or SDH format (EoS) in accordance with recently introduced industry standards. Our products are incorporated in Optical Transport equipment, and enable the fiber optic network to transport information with improved efficiency, thus increasing the overall network capacity. We also supply products designed for use in Ethernet equipment such as carrier-grade Ethernet routers and switches.  Our products, used in such equipment, enable carriers to provide robust and differentiated services using Ethernet technology in their wide-area networks.

Within this new infrastructure, voice traffic is also carried over Ethernet, and TranSwitch provides market leading solutions for use in equipment such as Media Gateways, Soft Switches and Multi-Service Access Nodes used in both wire-line and cellular carrier networks as well in corporate network applications. Currently, most telephony service providers maintain two separate networks - one for legacy voice traffic and a second for data traffic. VoIP technology compresses voice signals into discrete packets of data, thereby enabling the voice signals to be transmitted over lower-cost networks originally designed for data-only transmission. VoIP technology is used in numerous new types of communications equipment, such as next generation carrier- and enterprise-class gateways, soft switches, digital loop carriers, IP DSL access multiplexers, media terminal adapters, and home gateways for use by consumers and small businesses. These VoIP technology-based devices enable more efficient and cost-effective voice transmissions than their legacy circuit-switched equipment counterparts. In addition to significant cost savings, VoIP also enables advanced services that traditional telephony could not support. VoIP technology enables and enhances features such as unified messaging and managed services that provide additional value to consumers and businesses and allow service providers to enhance revenue opportunities. Our customers in this market segment include ZTE, Alcatel-Lucent, Tellabs Fiberhome, Fujitsu, Cisco Systems and Ericsson.

The Broadband Access portion of the market includes equipment that provides “last mile” connectivity between the end customer and the network for broadband services. It includes systems for connectivity over copper wires based on DSL, technology, fiber connectivity using Passive Optical Network (PON) technology or wireless connectivity using cellular, WiMAX or other technologies. Our products are incorporated into Broadband Access equipment, enabling telecommunications service providers to deliver next generation services such as voice, data and video over the broadband connection. Fiber based broadband access, generally referred to as FTTx is deployed in a variety of alternative architectures such as Fiber-to-the-home (FTTH), Fiber-to-the-building (FTTB) or Fiber-to-the-node (FTTN).  In the case of FTTH, fiber extends all the way to each individual subscriber location, while in the case of FTTB and FTTN fiber extends to multiplexing equipment located at a building with multiple end-users or in a neighborhood “node”, and each subscriber location (residence or office) is connected to the multiplexing equipment with copper wire using DSL or Ethernet technology.

FTTH provides the highest bandwidth per subscriber, while FTTB and FTTN provide a more economical alternative.  The underlying technology for most FTTx deployments is Passive Optical Networking (PON) because it eliminates the need for active electronics in the fiber portion of the network. There are dominant variants of this technology namely Ethernet-based PON (EPON) which has been adopted extensively in Japan and to a lesser extent in other Asian countries, and Gigabit PON (GPON) which is currently being deployed primarily in North America and is expected to be deployed in several other regions worldwide.  EPON supports data rates up to 1 Gigabit per second (Gbps) while GPON supports data rates up to 2.5 Gbps. FTTx technology provides higher speeds than DSL technology for both residential and business end users and enables service providers to offer a wider range of next generation bundled services to potentially enhance their revenue streams.

Our Broadband Access product offerings include a variety of solutions for both EPON as well as GPON standards.  We also supply products that support the hybrid fiber-copper architectures such as FTTB and FTTN using DSL or Ethernet as well as Voice-over-IP (VoIP) processors to extract, encode and manage voice services at the node equipment in the case of FTTB and FTTN architectures.  Our customers in this market segment include Alcatel-Lucent, Oki Electronics, ZTE, Sumitomo, Nokia Siemens Networks and other OEMs.

Broadband Customer Premises Equipment (CPE):

The increasing role of Broadband CPE in the delivery of modern communications services is driven directly by the deployment of broadband access networks discussed above. A single broadband connection is capable of delivering multiple services (voice, video data) to the subscriber location in the form of a high speed packetized data stream. Equipment located at the customer premises (Broadband CPE) must then process this high speed packet data stream and deliver the various services to appliances within the home or office in the appropriate manner.  For instance, telephone (voice) service needs to be converted from packetized data using VoIP technology into its native electrical form and distributed over the internal telephone wiring or using a wireless technology such as DECT to cordless phones. Similarly, internet data traffic must be routed over Ethernet connections or WiFi to computers within the customer premises and video traffic must be routed to set-top devices or TV sets as appropriate. Increasing availability of High Definition video content is driving the need for high speed connectivity within the home. The Consumer Electronics industry standard known as High Definition Multimedia Interface (HDMI) and the related DisplayPort standard adopted by the Computer industry are the de-facto interfaces of choice. Broadband CPE equipment also provides the necessary security features such as firewall and data encryption as well as a host of other management and control functions required for interworking with the service provider’s network.

TranSwitch provides a family of communications processors designed specifically for the broadband CPE applications, combining voice-over-IP, data routing and security functions in a single highly integrated device that meets the stringent cost-perfomance and low power consumption demands of this market segment.  Our customers for these products include ZTE, SK-Telesys, and OKI Networks as well as domestic Chinese equipment manufacturers such as Allywll and GK-Tel who are developing equipment for China Telecom and China Mobile.

TranSwitch also provides high speed interface technology conforming to HDMI, DisplayPort and Ethernet standards in the form of IP cores. Our customers for this technology are other semiconductor companies who supply complementary markets such as Consumer Electronics (TV, DVR and Video Camera) and Computer equipment manufacturers.

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

Our Products and the Functions They Serve

We believe that we are very well positioned to participate in the anticipated telecommunications growth cycle during the next several years.  This is because we anticipated many of the high growth market trends, at least directionally if not quantitatively, and aligned our product development direction accordingly.

Our products provide several of the key functionalities required for Converged Network Infrastructure, Broadband Access and Broadband CPE:

1.	Converged Network Infrastructure
a)	Infrastructure VoIP Processors
b)	EoS / EoPDH Mappers and Framers
c)	Tributary Switches
d)	Carrier Ethernet Solutions
e)	FTTx Protocol Processors
f)	Access VoIP Processors
g)	Access Controller

2.	Broadband CPE
a)	Multi-Service Communications Processors
b)	HDMI, DisplayPort and Ethernet IP Cores

Within each of these segments, we have developed a number of product families as described below:

1.	Products for Converged Network Infrastructure

a)	Infrastructure VoIP Processors

Our Entropia Series of Processors are Highly Integrated System-on-Chip solutions each incorporating multiple embedded RISC and DSP processors for encoding, decoding and transcoding Voice-over-IP traffic according to a multitude of protocols and standards adopted in different networks worldwide. Entropia III and IV can process up to 1,008 voice channels for high capacity applications while our Entropia II LP product supports medium density applications requiring up to 336 voice channels. The Entropia product line is designed for wire-line and wireless carrier equipment such as Media Gateways, Soft Switches, Integrated Multimedia Systems (IMS) and Multi-Service Access Nodes (MSAN) as well as in Enterprise Network applications such as IP-PBX. Because different VoIP coding standards are used by different network operators, a vital attribute of our Entropia processors is their ability to recognize and dynamically adapt to the appropriate coding standard and to trans-code the voice traffic from one standard to another as required. In addition to VoIP processing, our Entropia products provide a complete system level solutions by incorporating a variety of other related functions such as FAX relay, packet processing, circuit emulation, signaling and control required for operation in the carrier’s network.

b)	EoS / EoPDH Mappers and Framers

Our products address the predominant formats and data speeds employed in the access portion of the network.  We provide solutions that cover both North American (SONET/ Async) as well as International (SDH/PDH) standards.  Data rates covered by our products range from 1.5 mb/s to 2.5 Gb/s.

Our EtherMap and EtherPHAST product families address the need of carriers to efficiently transport data traffic over their existing SONET, SDH and PDH networks.  Our VTXP products provide low-level grooming of TDM circuits which will continue to be a requirement throughout the transition to IP and will be performed predominantly in smaller edge platforms rather than larger Metro platforms.  Our products are optimized for these edge platforms, and will continue to be applicable as will our broad line of mappers and framers.

c)	Tributary Switches

This category includes switch fabric devices and adjunct switching devices that enable traffic to be switched or re-arranged (groomed) to use network capacity more efficiently.

d)	Carrier Ethernet Solutions

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

e)	FTTx Protocol Processors

The prevalent Passive Optical Networking standards are EPON which is adopted primarily in Japan, China and Korea and a more recent standard GPON, which has been adopted by carriers in the US and is expected to be the deployed in several other countries.

Our Mustang product is a System-on-Chip solution for EPON Optical Network Unit (ONU) equipment which is deployed at the customer location, typically on the outside wall of a dwelling unit. Our Mustang product family consists of our ME250 and proprietary ME300 products. These highly-integrated, low power and turnkey FTTH solutions are ideal for service providers deploying EPON to deliver premium triple play services such as bandwidth-intensive IPTV. Mustang conforms to the rigid standards established by Nippon Telephone and Telegraph (NTT), and is one of only two such devices approved for deployment in their network.   Our COLT processor is a System-on-Chip solution for the Optical Line Terminator (OLT) equipment which resides in the Carrier’s Central Office location and is connected to multiple remote ONUs via fiber. Mustang and COLT are extensively deployed in Japan by NTT and other carriers.

Our Diplomat-ONT product is a highly integrated SoC solution for GPON ONU applications equipped to provide up to four channels of VoIP processing and is interoperable with OLTs from the leading equipment suppliers worldwide.

f)	Access VoIP processors

A large percentage of fiber based broadband access deployments are hybrid fiber-copper architectures such as fiber-to-the-node (FTTN) or fiber-to-the-building (FTTB). This is particularly true in countries such as China where large apartment buildings rather than single family houses are the norm.  Even in the United States, AT&T has chosen to deploy Fiber-to-the-Node rather than Fiber-to-the-Home based on its own economic analysis.  In these Hybrid architectures, the fiber cable terminates in Optical Network Termination (ONT) equipment designed to serve multiple subscribers is placed in a neighborhood site or in the basement of the apartment building, and the individual subscriber locations are served over copper wires using VDSL or Ethernet technology.

Voice traffic is carried over the fiber portion of the network in packetized form (VoIP), and is decoded and converted to the analog form at the ONT so it can be transmitted over the copper wires.  Our Entropia™ III-C series of processors are designed to serve these applications. This new series of Entropia processors scales the market-proven features and performance advantages of our larger flagship Entropia III and Entropia-IV series into an appropriately sized, highly integrated SoC that is ideally matched to the requirements for broadband access ONT equipment.

g)	Access Controllers

The multi-subscriber ONT equipment in FTTB or FTTN architectures performs the function of an access multiplexor in that it must appropriately rout the appropriate data from the fiber connection to the each subscriber over a separate copper connection and vice versa.  Data security, quality of service, and traffic management features are critical elements of this functionality.  Our Diplomat-IP Access Controller is designed to provide this core functionality for xDSL equipment such as MSAN, and MDU-ONT for FTTN and FTTB networks.

2.	Products for Broadband CPE

a)	Multi-Service Communications Processors

Our Atlanta processor family is a multi-service SoC for customer premises equipment that supports toll-quality telephone voice, fax and routing functionality over any broadband access network. System designs based on the Atlanta product family can connect directly to a broadband modem or be added as part of a small office-home office, or SOHO, network. The Atlanta A70™ product is the family’s entry level SoC while the A80™ SoC adds the capability to interface with any WiFi or high-speed adapter. The A90™ SoC is optimized for the SOHO market with four voice channels and a high-performing routing engine available at 100 Mbit/second. The A100™ SoC adds powerful, enterprise-level security and encryption of all data and voice.

In 2009 we introduced Atlanta 2000 (A2000) the Flagship of our Atlanta processor line.  A2000 is a multi-core SoC supporting wire-speed Gigabit routing performance, up to eight channels of low-bit rate VoIP processing or four channels of High Definition voice processing and a rich set of data security features.  A2000 fulfills the high performance requirements for next generation residential or small business gateway appliances.

b)	HDMI, DisplayPort and Ethernet IP Cores

In addition to our telecommunications portfolio of standard products, we are a recognized worldwide leader in the licensing of interconnect technologies.  Our intellectual property serves as a key building block for many varied semiconductor applications ranging from consumer electronics to home network equipment to industrial and automotive applications. We have been licensing interface technology since 2006 with the introduction of our MystiPHY line of Ethernet IP cores obtained through our acquisition of Mysticom Ltd.  Our Ethernet technology has been adopted and incorporated by many of the world’s leading semiconductor and equipment manufacturers. In 2008 we introduced our HD-PXL family of products addressing multimedia interconnect standards specifically addressing the HDMI and DisplayPort standards for consumer electronics and PC appliances. These technologies have also been licensed by some of the leading semiconductor companies serving the consumer electronics and computer equipment industry.

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

Our HD-PXL transmitter and receiver Intellectual Property (IP) cores can be used for a variety of digital video and audio applications operating over standard DVI, HDMI, or DisplayPort cables. The HD-PXL cores are compliant with DVI 1.0 and HDMI 1.4 high definition standards and support a wide range of video interface modes. Our cores support transmission rates of both 2.25 gigabit/second and 3.5 gigabit per second.

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

Our products are multi-million gate devices, which are implemented in 65 nanometer, 0.13 and 0.18 micron complementary metal oxide semiconductor (CMOS) silicon technologies. They incorporate high speed mixed signal circuitry.  Some of these devices are equipped with embedded processors that provide added functionality through software.

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

Strategy

Our goal is to be the leading supplier of innovative, complete VLSI solutions to telecommunications and data communications OEMs worldwide for the applications we enable. The key elements of our business strategy include the following:

Provide the Optimal Solutions Within Target Markets

We offer our customers unique chip sets that enable optimized performance and functionality for applications ranging from Ethernet-over-SONET mapping and framing for Optical Transport systems, voice media gateway platforms, fiber-to-the-premises applications, and home gateway/routers.  Our solutions include:

•	embedded software in the computer chip for control of our configurable devices;

•	product reference design models for both hardware and software applications;

•	evaluation boards and reference design;

•	OEM product design support;

•	multi-tier applications support; and

•	product technical and design documentation.

Our ‘complete product’ approach allows OEMs to optimally configure their products while maintaining product compatibility over multiple generations. This approach allows equipment vendors to selectively upgrade their products with next-generation higher functionality VLSI devices.

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

 Third-Party Semiconductor Fabrication

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

We have established foreign distributors and sales representative relationships in Australia, Belgium, Brazil, Canada, China, Germany, India, Ireland, Israel, Italy, Japan, Korea, Luxembourg, Mexico, the Scandinavian countries, Spain, Switzerland, Taiwan, Turkey and the United Kingdom. We also sell our products through domestic distributors and a network of domestic sales representatives. We have regional sales and technical support capabilities in Boston, Massachusetts; Fremont, California;  Paris, France; Rome, Italy; Berkshire, England; Hilversum, Netherlands; Brussels, Belgium; New Delhi and Bangalore, India; Shanghai and Shenzhen, P.R.C.; Seoul, Korea; Tokyo, Japan; and Taipei, Taiwan, as well as at our headquarters facility in Shelton, Connecticut.

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

Note 11 of the Notes to Consolidated Financial Statements provides data on major customers for the last three years.

Research and Development

We believe that the continued introduction of new products in our target markets is essential to our growth. As of December 31, 2009 we had 153 full-time employees engaged in research and product development efforts. We employ engineers who have the necessary VLSI, high speed mixed signal, firmware, software, hardware, physical design, verification, and validation expertise and development experience.  These engineers are responsible for delivering VLSI and Evaluation/Demo products for telecommunications and data communications applications.  Research and development expenditures for the years ended December 31, 2009, 2008 and 2007 were $19.1 million, $24.6 million, and $21.7 million, respectively.

All products are developed and delivered using documented design processes (product life cycle) operating under a quality management system certified to meet the ISO 9001:2008 international standard. Our design tools and development environment are continuously reviewed and updated to improve design, verification, fabrication and validation methodology, design flow and processes of our product life cycle.

From time to time, we subcontract design services and acquire products from third parties to enhance our product lines.  Our internal research and development organization thoroughly reviews the external development processes and the design of these products as part of our quality assurance process.

Patents and Licenses

Through the end of 2009, we have been issued or became an assignee of 69 presently maintained United States patents with an additional 31 patents pending in the United States. Of that number two patents are co-assigned. Eight of the 31 pending patents were applied for in 2009, for various system-on-chip innovations for broadband communications and high definition video interconnect applications. Many of the United States issued and pending patents were also filed internationally. For one or more of our United States patents, we have coverage in Canada, China, Taiwan, Israel, Japan, France, Germany, United Kingdom, Belgium, Italy, Sweden, Spain, and Hong Kong. Internationally, there are patents pending either in specific countries or in the European Patent Office (EPO) or under the Patent Cooperative Treaty (PCT). In addition we have lifetime licenses to use over 23 additional US patents and their foreign derivatives.

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

Our Shelton, Connecticut facility is registered to ISO 9001:2008 by TUV Rheinland of North America, Inc.  We use only ISO certified suppliers in the manufacture of our products.

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

Our products and services can be categorized as follows:

•
 VLSI devices - This category covers the majority of our products. We purchase and own the unique mask sets (tools) required for the production of our silicon wafers. We then purchase the wafers from the foundry as needed which are shipped directly to one of our wafer sort or assembly partners. They are then stored until we issue an assembly or test release based on demand. We use a variety of assembly and test suppliers to complete the production process. We have supplier agreements in place with most of these suppliers including TSMC, Global Foundries and IBM for wafers and Amkor and STATS ChipPAC for assembly and test.  For some of our devices, we purchase the product in its final form. In these cases, the supplier fabricates the wafers and manages the work in process including assembly and test. Kawasho Semiconductor Corp. is an example of a turnkey supplier where we are delivered fully tested and functional product.

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

Acquisitions

While some of the next generation products we introduce are based on technologies that we develop ourselves, we have filled some of our technology and skills needs through acquisitions. The following is a table that summarizes technology and skills we obtained through acquisitions of stand-alone companies during the years 2007 through 2009.

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

We have invested in venture capital funds as it provides us access to new technologies and relationships integral for maintaining technological advantages in the development of advanced semiconductor products for the communications industry.  Neurone Ventures II (Neurone) is a venture capital fund organized as a partnership in the business of making, supervising and disposing of privately negotiated equity and equity-related investments, principally in early-stage Israeli and Israeli-related high-technology companies.  We have a 3% ownership interest in this partnership.

Competition

The communication semiconductor industry is intensely competitive and is characterized by:

•	rapid technological changes in electronic design automation tools, wafer-manufacturing technologies, process tools and alternate networking technologies;

•	rapidly changing requirements;

•	manufacturing yield problems;

•	heightened international competition in many markets; and

•	price erosion.

Our principal competitors are Applied Micro Circuits Corporation, Broadcom Corporation, Exar Corporation, Infineon Technologies, LSI Corporation, Mindspeed Technologies, Inc., PMC-Sierra Inc., Texas Instruments Inc., and Vitesse Semiconductor Corporation.  In addition, there are several FPGA providers such as Altera Corporation and Xilinx, Inc. which compete with us by supplying programmable products to OEMs.  Other domestic and international vendors have announced plans to enter into this market.

Employees

At December 31, 2009, we had 227 full time employees, including 153 in research and development, 28 in marketing and sales, 16 in operations and quality assurance, and 30 in administration. We have no collective bargaining agreements. We have never experienced any work stoppage and we believe our employee relations are good.

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

As of December 31, 2009, we have approximately $8.8 million in principal amount of indebtedness outstanding in the form of our 5.45% Convertible Notes due September 30, 2011 (2011 Notes).

In addition to this indebtedness, we may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could:

•	make it difficult for us to make payments on our 2011 Notes;

•	make it difficult for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

•	limit our flexibility in planning for, or reacting to changes in, our business; and

•	make us more vulnerable in the event of a downturn in our business.

There can be no assurance that we will be able to meet our debt service obligations, including our obligations under the 2011 Notes.  The terms of our 2011 Notes permit the holders thereof to voluntarily convert their notes at any time into a certain number of shares of our common stock.

We are using our available cash and cash equivalents each quarter to fund our operations, investments and financing activities.

In January of 2010 we have restructured our operating expense to allow us to break-even at the rate of sales of approximately $13 million per quarter. Such rate of sales may not be sustained. Also we may incur unforeseen expenses, which will cause us to consume our available cash and cash equivalents.

However, we believe that we have adequate cash and cash equivalents and other financing resources to fund our operations, and to meet our debt obligations through at least December 31, 2010.

 We may not be able to pay our debt and other obligations.

If our cash, cash equivalents and operating cash flows are inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the 2011 Notes or our other obligations, we would be in default under their respective terms.  This would permit the holders of the 2011 Notes and our other obligations to accelerate their respective maturities and could also cause defaults under any future indebtedness we may incur.  Any such default or cross default would have a material adverse effect on our business, prospects, financial condition and operating results.  In addition, we cannot be sure that we would be able to repay amounts due in respect of the 2011 Notes if payment of those notes were to be accelerated following the occurrence of an event of default as defined in the 2011 Notes indenture.

We may seek to reduce our indebtedness by issuing equity securities, thereby causing dilution of our stockholders’ ownership interests.

We may from time to time seek to exchange our 2011 Notes for shares of our common stock or other securities.  These exchanges may take different forms, including exchange offers or privately negotiated transactions.  As a result of shares of our common stock or other securities being issued upon such conversion or pursuant to such exchanges, our stockholders may experience substantial dilution of their ownership interest.

The terms of the 2011 Notes include voluntary conversion provisions upon which shares of our common stock would be issued. As a result of these shares of our common stock being issued, our stockholders may experience dilution of their ownership interest.

If we seek to secure additional financing we may not be able to do so.  If we are able to secure additional financing our stockholders may experience dilution of their ownership interest or we may be subject to limitations on our operations.

If we are unable to generate sufficient cash flows from operations to meet our anticipated needs for working capital and capital expenditures, we may need to raise additional funds.  However, events in the future may require us to seek additional capital and, if so required, that capital may not be available on terms favorable or acceptable to us, if at all.  If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of our common stock.  On October 21, 2009 we filed a shelf registration statement on Form S-3 (File No. 333-162609) (the “Shelf Registration Statement”) which was declared effective by the Securities and Exchange Commission on October 28, 2009, to sell up to $40,000,000 of our securities.   On December 31, 2009 we agreed, pursuant to a privately negotiated purchase agreement, to sell up to 1,950,000 shares of our common stock from the Shelf Registration Statement in multiple closings over the next twelve months.  As of March 15, 2010, we have sold 450,000 shares of our common stock in such closings.

If we raise additional funds by issuing debt, we may be limited in our success, as the terms of the 2011 Notes restrict our ability to issue debt that is senior to or pari passu with the 2011 Notes, without the consent of the holders of the 2011 Notes.

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

If we do not succeed in addressing these challenges or any other problems encountered in connection with the acquisition, our operating results and financial condition could be adversely affected.

Our stock price is volatile.

The market for securities for communication semiconductor companies, including our Company, has been highly volatile. The daily closing price of our common stock has fluctuated between a low of $1.60 and a high of $22.72 (share price is reflective of the November 23, 2009 1 for 8 reverse stock split) during the period from January 1, 2006 to December 31, 2009. It is likely that the price of our common stock will continue to fluctuate widely in the future. Factors affecting the trading price of our common stock include:

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

Historically, a relatively small number of customers have accounted for a significant portion of our total net revenues in any particular period. For the years ended December 31, 2009 and 2008, shipments to our top five customers, including sales to distributors, accounted for approximately 63% and 51% of our total net revenues, respectively. We expect that a limited number of customers may account for a substantial portion of our total net revenues for the foreseeable future.

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

Communication service providers, internet service providers, regional operating companies and inter-exchange carriers continue to closely monitor their capital expenditures. Spending on voice-only equipment remains slow while spending on equipment providing the efficient transport of data services on existing infrastructure appears to be slowly recovering. Demand for new, high bandwidth applications such as video conferencing, broadband audio and telephone is placing an increased burden on existing public network infrastructure. We cannot be certain that the market for our products will not decline in the future.

Because of our lack of diversity in geographic sources of revenues, economic factors specific to certain countries may adversely affect our business and operating results.

During 2009, a substantial amount of our revenue was from, China, Japan, Korea, Israel and other foreign countries. We expect revenues in 2010 will be substantial concentrated in foreign markets.  All of our sales have been historically denominated in U.S. dollars and major fluctuations in currency exchange rates could materially affect our customers’ demand, thereby causing them to reduce their orders, which could adversely affect our operating results. While part of our strategy is to diversify the geographic sources of our revenues, failure to further penetrate other markets could harm our business and results of operations and subject us to increased currency risk.

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

Foreign markets are a significant part of our net product revenues. For the years ended December 31, 2009 and December 31, 2008 foreign shipments accounted for approximately 70% and 85%, respectively of our total net product and services revenues. We expect foreign markets to continue to account for a significant percentage of our total net product revenues. A significant portion of our total net product revenues will, therefore, be subject to risks associated with foreign markets, including the following:

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

We currently sell more than 60 products. Some of our products have a high gross profit while others do not. If our customers decide to buy more of our products with low gross profits and fewer of our products with high gross profits, our total gross profits could be adversely affected. We plan our mix of products based on our internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially.

The price of our products tends to decrease over the lives of our products.

Historically, average selling prices in the communication semiconductor industry have decreased over the life of a product, and, as a result, the average selling prices of our products may decrease in the future. Decreases in the price of our products would adversely affect our operating results. As global competition increases our customers are increasingly more focused on price. We may have to decrease our prices to remain competitive in some situations, which may negatively impact our gross margins.

Our success depends on the rate of growth of the global communications infrastructure.

We derive virtually all of our total net revenues from products for telecommunications, data and video communications applications. These markets are characterized by the following:

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

We have been, and expect in the future to be, particularly dependent upon a limited number of foundries for our VLSI device requirements. In 2009, approximately 85% of our wafer requirements were manufactured by one foundry.  The time required to qualify alternative manufacturing sources for existing or new products could be substantial and we might not be able to find alternative manufacturing sources able to produce our VLSI devices with acceptable manufacturing yields. As a result, we expect that we could experience substantial delays or interruptions in the shipment of our products if there was a sudden increase in demand or if our foundry suppliers were to cease operations or limit our capacity.

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

          We have outstanding operating lease commitments of approximately $28.0 million, payable over the next eight years. Some of these commitments are for space that is not being utilized and, for which, we recorded restructuring charges in prior periods. We are in the process of trying to sublease additional excess space but it is unlikely that any sublease income generated will offset the entire future commitment. As of December 31, 2009, we have sublease agreements totaling approximately $12.0 million to rent portions of our excess facilities over the next five years. We currently believe that we can fund these lease commitments in the future; however, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

Of the office space being leased in our Shelton, Connecticut location, as of December 31, 2009 approximately 118,335 square feet is considered excess for which we have taken restructuring charges in prior years. Substantially all of this space is currently being sublet, but not for the full term that we are committed to under our lease agreements. If we are unable to re-lease this space, at similar rates, our future cash outflows would be adversely affected.

Our business could be harmed if we fail to integrate future acquisitions adequately.

During the past four years, we have acquired three companies, one based in the United States and two in Israel.

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

Item 2.   Properties

Our headquarters is located in a suburban office park in Shelton, Connecticut. We have additional sales offices and design centers located throughout the world. The following is a summary of our material offices and locations for which we have lease commitments:

Location	Business Use	Square Footage	Lease Expiration Dates

Shelton, Connecticut	Corporation Headquarters, Product Development, Operations, Sales, Marketing and Administration	18,561	November 2012

Herzeliya, Israel	Product Development, Sales & Service	9,688	Less than 1 Year

New Delhi, India	Product Development	16,804	January 2015

Fremont, California	Product Development, Sales, Marketing and Administration	12,500	February 2011

Bangalore, India	Product Development	12,378	February 2014

Excess property:

Fremont, California	Available for Lease	91,500	February 2011

Shelton, Connecticut	Available for Lease	118,335	November 2012—April 2017

Internationally, we lease space in Japan, China, Taiwan, France and South Korea for sales offices. Our current facilities are adequate for our needs.

Refer to Note 17—Commitments and Contingencies of our Consolidated Financial Statements for additional disclosures regarding our commitments under lease obligations. Also, refer to Note 16—Restructuring and Asset Impairment Charges in our Consolidated Financial Statements regarding our restructuring charges during fiscal years 2007 through 2009 as we have recorded charges for future rent payments relating to excess office space.

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

Item 4.    Reserved

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded under the symbol “TXCC” on The Nasdaq Capital Market. The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock. The closing prices indicated reflect the 1 for 8 reverse stock split that was effected on November 23, 2009.

	High	Low

Quarter to date

First Quarter (through March 12, 2010)	$3.34	$1.52

Year ended December 31, 2009
First Quarter	$4.00	$1.60
Second Quarter	$4.16	$2.40
Third Quarter	$6.00	$3.36
Fourth Quarter	$5.68	$1.66

Year ended December 31, 2008
First Quarter	$7.04	$4.80
Second Quarter	$7.36	$4.88
Third Quarter	$8.96	$4.00
Fourth Quarter	$4.00	$2.08

As of March 2, 2010, there were approximately 135 holders of record and approximately 16,107 beneficial shareholders of our common stock.

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

We also have securities authorized for issuance under equity compensation plans. The following table provides information as of December 31, 2009 with respect to shares of our common stock that may be issued under our existing equity compensation plans, including our 1995 Fourth Amended and Restated Stock Plan (the “1995 Plan”), our 2000 Stock Option Plan (the “2000 Plan”), the 2008 Equity Incentive Plan (the “2008 Plan”), the 1995 Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan”), the 2005 Employee Stock Purchase Plan (the “Purchase Plan”) and the 1999 Stock Incentive Plan of Onex Communications Corporation (the “Onex Plan”). As of May 22, 2008, no shares are available for grant under our 1995 Plan or 2000 Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities reflected in Column (a))
	(a)		(b)		(c)
Equity Compensation Plans Approved by Stockholders (1)	2,674,014	(3)(4)	$9.55	(3)	1,211,752
Equity Compensation Plans Not Approved by Stockholders (2)	377,129		$10.41		-
Total	3,051,143		$9.65		1,211,752

(1)	Consists of the 1995 Plan, the 2008 Plan, and the Purchase Plan.
(2)
Consists of the 2000 Plan and shares subject to outstanding options granted under equity compensation plans assumed by us in connection with   mergers and acquisitions of the companies which originally granted those options. No additional options may be granted under the assumed plans.

(3)
Excludes purchase rights accruing under the Purchase Plan which has a stockholder-approved reserve of 125,000 shares. Under the Purchase Plan, each eligible employee is able to purchase up to 1,250 shares of our common stock at semi-annual intervals each year at a purchase price per share equal to 85% of the lower of the fair market value of our common stock on the first or last trading day of a purchase period.

(4)	Includes restricted stock units of 571,182. These awards have no strike price and are issued from our 2008 Plan.

Equity Compensation Plans Not Approved by Stockholders

2000 Stock Option Plan. The purpose of the 2000 Plan adopted by our Board of Directors on July 14, 2000 and amended on December 21, 2001, was to promote our long-term success, by providing financial incentives to employees and consultants of the Company who are in positions to make significant contributions toward such success except that no member of our Board of Directors or officer of the Company appointed by the Board of Directors shall be eligible for grants of options under the 2000 Plan. The 2000 Plan is designed to attract individuals of outstanding ability to become or to continue as employees or consultants, to enable such individuals to acquire or increase proprietary through the ownership of shares of our Common Stock, and to render superior performance during their associations with us, by providing opportunities to participate in the ownership of our future growth through the granting of NQSOs. The 2000 Plan is administered by our Board of Directors or, at its option, a committee appointed by our Board of Directors. A total of 1,250,000 shares of common stock were reserved for issuance under the 2000 Plan. In April 2008, our Board of Directors determined that no further awards would be made under this plan and that all remaining 303,379 shares available for issuance under the 2000 Plan that are not subject to outstanding stock option awards will be eligible for issuance under the 2008 Equity Incentive Plan.

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

During the year ended December 31, 2009, we did not repurchase any shares.

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

	Years ended December 31,
	2009	2008	2007	2006	2005
	(Amounts presented in thousands, except per share amounts)
Selected Consolidated Statements of Operations Data:

Net revenues	$56,107	$41,934	$32,565	$38,920	$32,900

Gross profit	31,484	23,894	20,171	28,174	23,984

Operating loss	(9,720)	(19,774)	(18,800)	(11,136)	(14,662)

Net loss (1)	$(11,531)	$(17,046)	$(19,712)	$(10,856)	$(23,754)

Basic and diluted net loss per common share	$(0.58)	$(0.99)	$(1.19)	$(0.70)	$(1.81)

Shares used in calculation of basic and diluted net loss per common share	19,938	17,260	16,566	15,600	13,097

	December 31,
	2009	2008	2007	2006	2005
Selected Consolidated Balance Sheets Data:
Cash, cash equivalents, restricted cash and short-term investments	$5,075	$15,284	$34,098	$57,723	$72,702
Total current assets	23,224	35,179	45,527	68,236	80,822
Working capital	(2,706)	8,708	36,867	30,323	73,385
Total non-current assets	29,732	43,248	22,060	14,420	6,004
Total assets	52,956	78,427	67,587	82,656	86,826

Convertible Notes due within one year, net of discount	5,004	—	—	28,811	—
Derivative liability, current	—	—	—	980	—
Total current liabilities	25,930	26,471	8,660	37,913	7,437
5.45% Convertible Plus Cash Notes due 2007, net of debt discount, long-term	—	—	—	—	49,102
5.45% Convertible Notes due 2010, long-term	—	10,013	25,013	—	—
5.45% Convertible Notes due 2011, long-term	3,758	—	—	—	—
Derivative liability, long-term	—	—	—	—	6,040
Total non-current liabilities	14,351	29,677	45,259	20,689	76,180
Total stockholders’ equity	12,675	22,279	13,668	24,054	3,209

(1)
Effective January 1, 2006, we adopted FASB ASC Topic 718.  As such, the reported net loss for 2009, 2008, 2007 and 2006 reflects stock-based compensation expense of $1.3 million, $1.5 million, $2.0 million and $2.4 million, respectively.

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

Results of operations.    This section provides an analysis of our results of operations for the years ended December 31, 2009, 2008 and 2007. In addition, a brief description is provided of transactions and events that impact the comparability of the results.

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

Our revenues were $56.1 million in 2009, $41.9 million in 2008 and $32.6 million in 2007.  Despite our revenues being depressed by our world-wide recession, we view 2009 as another successful year for us. During 2009 we completed our integration of our acquisition of Centillium and further diversified our product portfolio to include rapidly growing Fiber-to-the-Home (FTTH) and VoIP solutions. The combination strengthens our leadership position in the next-generation communications semiconductor market. The combined companies will have greater scale, a significantly improved expense structure and a truly global reach. In addition to growing our revenue streams, we are focusing on improving our gross margin both by reducing costs on lower margin products and working to increase sales of higher margin products.

We continued our move toward profitability by reducing our operating loss from 2008 and 2007 both in dollar amount and as a percentage of revenue. This was achieved through strict cost control measures and the implementation of a force reduction plan in both TranSwitch and Centillium.  In the fourth quarter of 2008, we were also able to enter into an agreement with certain holders of our 2010 Notes to purchase $15.0 million of the aggregate principal amount for $9.9 million in cash, plus accrued and unpaid interest. This enabled us to reduce our long-term debt by 60% and also realize a $4.5 million gain. In the fourth quarter of 2009, we entered into an agreement with our note holders to exchange the remaining $10 million of 2010 notes for an equal aggregate principal amount of new 5.45% notes maturing in September of 2011. These 2011 notes call for monthly principal and interest payments that could, under certain conditions, be paid in our stock.

On December 31, 2009, we entered into a Common Stock Purchase Agreement with Seaside 88, LP, a Florida limited partnership (“Seaside”), relating to the offering and sale of up to 1,950,000 shares of our common stock.  The Common Stock Purchase Agreement requires us to issue and sell, and Seaside to purchase, up to 75,000 shares of Common Stock once every two (2) weeks, subject to the satisfaction of customary closing conditions, beginning on January 4, 2010 and ending on or about the date that is fifty (50) weeks subsequent to that initial closing.  Such offering and sale is made pursuant to our shelf registration statement on Form S-3 (File No. 333-162609), which was declared effective by the SEC on October 28, 2009.  The offering price of the Common Stock at each closing is an amount equal to the lower of (i) the daily volume weighted average of actual trading prices of the Common Stock on the trading market (the “VWAP”) for the ten consecutive trading days immediately prior to a closing date multiplied by 0.875 and (ii) the VWAP for the trading day immediately prior to a closing date multiplied by 0.90.  In the event that the 3-Day VWAP, as defined in the Common Stock Purchase Agreement, does not equal or exceed $1.00 (the “Floor”), as calculated with respect to any subsequent closing date, then such subsequent closing will not occur, and there will be one fewer subsequent closing and the aggregate number of Shares to be purchased under the Common Stock Purchase Agreement will be reduced by 75,000 shares for each subsequent closing that does not occur because the Floor has not been reached.  We have agreed to indemnify and hold harmless Seaside against certain liabilities in connection with the issuance and sale of the shares of our common stock under the Common Stock Purchase Agreement.  The price per share for the initial Closing was $1.6025, and we raised gross proceeds of approximately $120,000 at such closing, before estimated offering expenses of approximately $33,545.  Proceeds from subsequent closings are dependent on the VWAP calculations as provided above.

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

(4) estimating assumptions used in the calculation of stock-based compensation;

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

We also accrue, at the time of shipment, a reduction to revenue (with a related liability) and an inventory asset against product cost of revenues in order to establish a provision for the gross margin related to future returns under our distributor stock rotation program. Such accruals related to reductions of revenue were $0.6 million and less than $0.1 million at December 31, 2009 and 2008, respectively.  The accruals related to inventory assets are insignificant to our financial position and results of operations for all periods presented.  Should our actual experience differ from our estimated liabilities, there could be adjustments (either favorable or unfavorable) to our net revenues, cost of revenues and gross profits.

We warranty our products for up to one year from the date of shipment. Warranty expense is insignificant to all periods presented.

We license HDMI and other intellectual property.  Revenues from licensing arrangements generally consist of multiple elements such as license, implementation and maintenance services. The items (deliverables) included in the arrangements are evaluated to determine whether they represent separate units of accounting. We perform this evaluation at the inception of an arrangement and as we deliver each item in the arrangement.

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

Derivative Liability Associated with our 5.45% Convertible Plus Cash Notes due 2007.  The holder’s conversion right contained in the terms governing our 5.45% Convertible Plus Cash Notes due 2007 (the “Plus Cash Notes”) was not clearly and closely related to the characteristics of the Plus Cash Notes upon issuance. Accordingly, this feature qualified as an embedded derivative instrument and, because it does not qualify for any scope exception, it is required to be accounted for separately from the debt instrument and recorded as a derivative financial instrument.

During the years ended December 31, 2009 and 2008, there were no Plus Cash Notes outstanding. During the year ended December 31, 2007, we recorded other income of $1.0 million all of which related to the holder’s conversion right, to reflect the change in fair value of our derivative liability.

We adjust the derivative financial instruments to their estimated fair value and analyze the instruments to determine their classification as a liability or equity. As of December 31, 2009, 2008 and 2007, the estimated fair value of our derivative liability was zero as these Plus Cash Notes due 2007 were no longer outstanding. On July 6, 2007, the Company exchanged approximately $21.2 million aggregate principal amount of its outstanding Plus Cash Notes for an equivalent principal amount of a new series of 5.45% Convertible Notes due September 30, 2010 (the “2010 Notes”).  The remaining $8.9 million balance of the Plus Cash Notes was redeemed at par value at the end of September, 2007.  The 2010 Notes were subsequently exchanged in October 2009 for an equivalent principal amount of 5.45% Convertible Notes due September 30, 2011.  The estimated fair value of the holder’s conversion right was determined using a lattice (trinomial) option-pricing model, while it was estimated.

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

Goodwill and Long-Lived Assets.   Our goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  We perform impairment reviews using a fair-value method and discounted cash flow models with estimated cash flows based on internal forecasts which include terminal values based on current market valuation metrics.  The fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis.  In estimating fair value, we use our common stock’s market price to determine fair value and other valuation metrics. The estimated fair value is then compared with the carrying amount of the reporting unit, including goodwill.  In addition, we perform discounted cash flow analysis on the entity to determine fair value.  We are subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value.

During the fourth quarter of 2009, impairment testing we performed indicated that the estimated fair values of two reporting units tested were less than their corresponding carrying amounts. As a result of the analyses performed, we recorded a goodwill impairment charge of $10.1 million. The impaired goodwill related to business acquisitions in 2007 and 2006.

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

A considerable amount of management judgment and assumptions are required in performing impairment tests.  While we believe that our judgments and assumptions were reasonable, different assumptions could change the estimated fair values and, therefore, additional impairment charges could be required.

Estimated Excess Inventories.     We periodically review our inventory levels to determine if inventory is stated at the lower of cost or net realizable value. The telecommunications and data communications industries have experienced a significant downturn during the past few years and, as a result, we have had to evaluate our inventory position based on known backlog of orders, projected sales and marketing forecasts, shipment activity and inventory held at our significant distributors.  We recorded charges for excess and obsolete inventories totaling approximately $0.7 million in 2009, $0.3 million in 2008 and $0.4 million in 2007.

During 2009, 2008 and 2007, we recorded net product revenues of approximately $3.0 million, $4.8 million and $3.5 million, respectively, on shipments of excess and obsolete inventory that had previously been written down to their estimated net realizable value of zero. This resulted in almost 100% gross margin on these product revenues. Had these products been sold at our historical average cost basis, gross margin on these revenues would have been 51%, 64% and 64% in 2009, 2008 and 2007 respectively. We currently do not anticipate that a significant amount of the excess and obsolete inventories subject to the write-downs described above will be used in the future based upon our current demand forecast. Should our actual future demand exceed the estimates that we used in writing down our excess and obsolete inventories, we will recognize a favorable impact to cost of revenues and gross profits. Should demand fall below our current expectations, we may record additional inventory write-downs which will result in a negative impact to cost of revenues and gross profits.

Estimated Restructuring Liabilities.    During 2009, we recorded net restructuring credits of $6.3 million related to new sublease agreements we entered into during 2009 for unused space in our Shelton, Connecticut location which were partially offset by charges related to workforce reductions and other restructuring adjustments. During 2008 and 2007, we recorded restructuring charges and asset impairments totaling $3.8 million and $1.5 million, respectively, related to employee termination benefits and costs to exit certain facilities, net of sub-lease benefits. At December 31, 2009 and 2008, the restructuring liabilities were $12.4 million and $25.4 million, respectively, on our consolidated balance sheets. Restructuring liabilities at December 31, 2009 include approximately $12.1 million of liabilities for facility lease costs (Refer to Note 16 – Restructuring and Asset Impairment Charges of the Notes to Consolidated Financial Statements). These facility operating leases expire in 2017. The future cash outlays for all of our operating lease commitments are discussed in Note 17 of the Notes to Consolidated Financial Statements.  Certain assumptions are used by us to derive this estimate, including future maintenance costs, price escalation and sublease income derived from these facilities. Should we negotiate additional sublease rental income agreements or reach a settlement with our lessors to be released from our existing obligations, we could realize a favorable benefit to our results of future operations. Should future lease, maintenance or other costs related to these facilities exceed our estimates, we could incur additional expenses in future periods.

Valuation of Investments in Non-Publicly Traded Companies.    Since 1999, we have been making strategic equity investments in non-publicly traded companies that develop technologies that are complementary to our product road map. Depending on our level of ownership and whether or not we have the ability to exercise significant influence, we account for these investments on either the cost or equity method, and review such investments periodically for impairment. The appropriate reductions in carrying values are recorded when, and if, necessary. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, we carefully consider the investee’s cash position, projected cash flows (both short and long-term), financing needs, most recent valuation data, the current investing environment, management / ownership changes, and competition. This evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. Based on our evaluations, we recorded impairment charges related to our investments in non-publicly traded companies of less than $0.1 million, zero and $0.1 million during 2009, 2008 and 2007, respectively. The total investment in non-public companies was $3.0 million as of both December 31, 2009 and 2008. (For further discussion, please refer to Note 6. Investments in Non-Publicly Traded Companies and Venture Capital Funds in our Consolidated Financial Statements). We used the modified equity method of accounting to determine the impairment loss for certain investments, as it was determined that no better current evidence of the value of our cost method investments existed and we believe that this gives us the best basis for our estimate given the historic negative cash flows of these companies. The modified equity method of accounting results in recording an impairment loss on a cost method investment equal to the investor’s proportionate share of the investee’s losses as its contributed capital is consumed to fund operating losses of the investee from the inception of the investor’s investment.

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

	Years ended December 31,
	2009	2008	2007
Net revenues:
Product revenues	90%	95%	90%
Service revenues	10%	5%	10%

Total net revenues	100%	100%	100%
Cost of revenues:
Product cost of revenues	38%	40%	32%
Provision for excess and obsolete inventories	1%	1%	1%
Service cost of revenues	5%	2%	5%

Total cost of revenues	44%	43%	38%

Gross profit	56%	57%	62%

Operating expenses:
Research and development	34%	58%	67%
Marketing and sales	19%	21%	32%
General and administrative	14%	16%	17%
Restructuring charge and asset impairment, net	6%	9%	4%

Total operating expenses	73%	104%	120%

Operating loss	(17)%	(47)%	(58)%

Comparison of Fiscal Years 2009 and 2008

Net Revenues.   We have two product line categories: Network Infrastructure and Customer Premises Equipment (CPE). Our Network Infrastructure product lines include our Optical Transport, Carrier Ethernet, Media Gateway using VoIP Technology and Broadband Access product line technologies and other Non-Telecommunications products. The Optical Transport product line is incorporated into OEM systems that improve the efficiency of fiber optic networks and in the process increase the overall network capacity. Media gateway/VoIP products are used in carrier-class and enterprise-class media gateways and access gateways and used in residential gateway markets. The Broadband Access product line is incorporated into OEM systems that allow telecommunications service providers to transition their legacy voice networks to support next generation services such as voice, data and video. The Carrier Ethernet product line allows carriers to provide robust and differentiated services using Ethernet technology in their wide-area networks. The Non-Telecommunications product line consists of non-telecommunications ASIC products. Our CPE product line category includes Multi-Service Communications Processors used in broadband modems or to be added as part of a small office, home office, or SOHO, network and HDMI, DisplayPort and Ethernet IP Cores which have been incorporated into a number of consumer electronics and PC appliances.

The following table summarizes our net revenue mix by product line category:

(Tabular dollars in thousands)	Year Ended December 31, 2009		Year Ended December 31, 2008
	Revenues	Percent of Total Revenues	Revenues	Percent of Total Revenues	Percentage Increase (Decrease) in Revenues

Network Infrastructure	$34,988	62%	$34,932	83%	—

Customer Premises Equipment	21,119	38%	7,002	17%	202%

Total	$56,107	100%	$41,934	100%	34%

Total net revenues in 2009 were $56.1 million as compared to $41.9 million in 2008, an increase of $14.2 million or 34%.  Our product revenues for 2009 were $50.7 million, a 27% increase compared to 2008 and our service revenues which consist of design services performed for third parties on a contract basis and HDMI and technology licenses were $5.4 million, a 180% increase compared to 2008. The increase in net revenue for 2009 compared to 2008 includes approximately $21.9 million of increased sales as a result of the acquisition of Centillium in the fourth quarter of 2008.  This was partially offset by decreased revenues from some of our legacy products and our non-telecommunications ASIC products.

Our 2009 Network Infrastructure revenues of approximately $35.0 million were flat with 2008 revenues. These 2009 revenues included increased sales of our Entropia products which were offset by decreased sales of our non-telecommunications ASIC products and our E1Mx21 product. Our 2009 CPE revenues were approximately $21.1 million, a $14.1 million increase as compared to 2008 revenues. This increase was attributable to increased sales from our Atlanta and Mustang products.

For 2009 and 2008 international net revenues were approximately 70% and 85%, respectively, of net revenues.

As of December 31, 2009 our backlog was $11.3 million, as compared to $8.3 million as of December 31, 2008. Backlog represents firm orders anticipated to be shipped, and service revenue expected to be billed under existing contracts, during the next 12 months. Our business and, to a large extent, that of the entire communication semiconductor industry, is characterized by short-term order and shipment schedules. Since orders constituting our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty, backlog is not necessarily indicative of future revenues.

Gross Profit.   Gross profit was $31.5 million and $23.9 million for the years ended December 31, 2009 and 2008, respectively. Gross profit increased by approximately $7.6 million for 2009 as compared to 2008 while the gross profit as a percentage of revenue decreased by approximately 1%.  This is a result of increased revenues from our newly acquired Centillium products.

During the years ended December 31, 2009 and 2008, gross profit was affected favorably in the amount of $1.3 million and $1.6 million, respectively, from the sales of products that had previously been written down to a cost basis of zero. Also during the years ended December 31, 2009 and 2008, we recorded provisions for excess and obsolete inventories in the amount of $0.7 million and $0.3 million, respectively. These charges had a negative impact on our gross profit.

We anticipate that gross profit will continue to be impacted by fluctuations in the volume and mix of our product shipments as well as material costs, yield and the fixed cost absorption of our production operations.

Research and Development.    Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to electronic design automation tools, subcontracting and fabrication costs, depreciation and amortization and facilities expenses. Research and development expenses for 2009 were $19.1 million which decreased $5.4 million, or 22% as compared to the prior year. This decrease was a result of decreased depreciation for computer chip design tools and decreases in facilities costs and salaries and employee related costs as a result of workforce reductions and other cost cutting measures that were implemented in 2008 partially offset by increased expenses due to the acquisition of Centillium.

Marketing and Sales.    Marketing and sales expenses consist primarily of personnel-related expenses, trade shows, travel expenses and facilities expenses. Marketing and sales expenses for 2009 were $10.4 million which increased $1.6 million, or 18% as compared to the prior year. This increase was a result of increased commissions due to increased revenues and increased salaries, amortization of purchase accounting intangibles and other expenses due to the acquisition of Centillium.  These expense increases were partially offset by decreased employee related expenses as a result of workforce reductions and other cost cutting measures that were implemented in 2008.

General and Administrative.   General and administrative (G&A) expenses consist primarily of personnel-related expenses, professional and legal fees, and facilities expenses. G&A expenses were $8.0 million in 2009, an increase of approximately $1.4 million or 20% compared to the prior year.  The increase was a result of increased legal fees and other increased expenses due to the acquisition of Centillium.

Restructuring (Credits) Charges, net.   During the years ended December 31, 2009 and 2008, we recorded net restructuring credits of approximately $6.3 million and net restructuring charges of $3.8 million, respectively. Information on restructuring credits and charges for each of the last two years is located in Note 16 of the Notes to Consolidated Financial Statements.

Impairment of Goodwill.   For 2009 and 2008, we recorded goodwill impairment charges of $10.1 million and zero, respectively. Information on the impairment of goodwill recorded during 2009 is located in Note 1 and Note 9 of the Notes to Consolidated Financial Statements.

Change in Fair Value of the Derivative Liability.  For 2009 and 2008, we recorded other expense of zero and approximately $0.3 million, respectively, to reflect the change in the fair value of the derivative liabilities.

During the first quarter of 2008 we entered into a number of foreign exchange contracts to purchase Indian rupees to fund our India operations. For the year ended December 31, 2008, we recorded other expense of approximately $0.3 million to reflect the change in the fair value of these derivative financial instruments. There were no foreign exchange contracts outstanding at December 31, 2009 or December 31, 2008.

Gain/Loss on Extinguishment of Debt.   We had no gain or loss on the extinguishment of debt during 2009.  On December 24, 2008, we entered into an agreement with certain holders of our 5.45% Convertible Notes due 2010 (the “2010 Notes”) to purchase $15.0 million aggregate principal amount of the Notes for $9.9 million in cash, plus accrued and unpaid interest.  As a result of this transaction, we recorded a $4.5 million gain on the extinguishment of debt in 2008.

Interest Expense net.    Interest expense, net was approximately $0.7 million in 2009, a decrease of $0.3 million as compared to 2008.

Interest expense decreased from $1.9 million in 2008 to $0.8 million in 2009 due to lower debt balances resulting from the extinguishment of $15.0 million of our 2010 Notes during the fourth quarter of 2008 and payments made during 2009 on our 2011 Notes of approximately $1.2 million.

Interest income decreased from $0.9 million in 2008 to $0.1 million in 2009 as a result of lower market yields due to decreased interest rates and lower cash and investment balances. At December 31, 2009 and 2008, the effective interest rates on our interest-bearing securities were approximately 0.43% and 1.63%, respectively.

Income Tax Expense.  Our income tax expense of $0.4 million in 2009 and $0.5 million in 2008 is applicable to the operating results of certain of our foreign subsidiaries.  We have incurred significant taxable losses for U.S. federal and state purposes. We have not recognized any income tax benefits on those losses because their realization is uncertain.

Comparison of Fiscal Years 2008 and 2007

Net Revenues.   We have two product line categories: Network Infrastructure and Customer Premises Equipment (CPE). Our Network Infrastructure product lines include our Optical Transport, Carrier Ethernet, Media Gateway using VoIP Technology and Broadband Access product line technologies and other Non-Telecommunications products. The Optical Transport product line is incorporated into OEM systems that improve the efficiency of fiber optic networks and in the process increase the overall network capacity. Media gateway/VoIP products are used in carrier-class and enterprise-class media gateways and access gateways and used in residential gateway markets. The Broadband Access product line is incorporated into OEM systems that allow telecommunications service providers to transition their legacy voice networks to support next generation services such as voice, data and video. The Carrier Ethernet product line allows carriers to provide robust and differentiated services using Ethernet technology in their wide-area networks. The Non-Telecommunications product line consists of non-telecommunications ASIC products. Our CPE product line category includes Multi-Service Communications Processors  used in broadband modems or to be added as part of a small office, home office, or SOHO, network and HDMI, DisplayPort and Ethernet IP Cores which have been incorporated into a number of consumer electronics and PC appliances.  The following table summarizes our net revenue mix by product line category:

(Tabular dollars in thousands)	Year Ended December 31, 2008		Year Ended December 31, 2007
	Revenues	Percent of Total Revenues	Revenues	Percent of Total Revenues	Percentage Increase (Decrease) in Revenues

Network Infrastructure	$34,932	83%	$29,836	92%	17%

Customer Premises Equipment	7,002	17%	2,729	8%	157%

Total	$41,934	100%	$32,565	100%	29%

Total net revenues in 2008 were $41.9 million as compared to $32.6 million in 2007, an increase of $9.3 million or 29%.  Our product revenues for 2008 were $40.0 million, a 36% increase compared to 2007 and our service revenues which consist of design services performed for third parties on a contract basis and HDMI and technology licenses were $1.9 million, a 41% decrease compared to 2007. The increase in net revenue for 2008 compared to 2007 includes approximately $6.2 million of increased sales as a result of the acquisition of Centillium in the fourth quarter of 2008.

Our 2008 Network Infrastructure revenues were approximately $34.9 million, a $5.1 million increase as compared to 2007 revenues. These 2008 revenues included increased sales of our non-telecommunications ASIC products and our Entropia, L3M, E1Mx21 and ET family products which were offset by decreased sales of our ASPEN, ASPEN Express and CUBIT-PRO products. Our 2008 CPE revenues were approximately $7.0 million, a $4.3 million increase as compared to 2007 revenues. This increase was attributable to increased sales from our Apollo, Atlanta and Mustang products, which are new product lines from the acquisition of Centillium.

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

Restructuring Charges.   We recorded restructuring charges of $3.8 million and $1.4 million for 2008 and 2007, respectively.  Information on restructuring charges and asset impairments for each of the last two years is located in Note 16 of the Notes to Consolidated Financial Statements.

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

For the year ended December 31, 2007, we recorded other income of approximately $1.0 million to reflect the change in the fair value of the derivative liability resulting from the 5.45% Convertible Plus Cash Notes due 2007 (“Plus Cash Notes”).   (Refer to Note 15 – Convertible Notes of the Notes to Consolidated Financial Statements). There were no Plus Cash Notes outstanding at December 31, 2008 and 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, we had cash, cash equivalents, restricted cash and short-term investments of approximately $5.1 million compared to $15.3 million as of December 31, 2008. Further, our working capital was a negative ($2.7) million compared to $8.7 million last year. Our primary source of liquidity is cash, cash equivalents and a bank line of credit. We have used cash in our operating activities in each of the last three years, including $9.1 million in 2009, $18.5 million in 2008 and $12.8 million in 2007. During 2009 we reduced our notes payable from $10.0 million as of December 31, 2008 to $8.8 million as of December 31, 2009.

In the fourth quarter 2008, we implemented restructuring plans that included the elimination of approximately 76 positions, primarily in our Shelton, Connecticut, Bedford, Massachusetts, Fremont, California, Eclubens, Switzerland, New Delhi, India and Bangalore, India locations. We continued to reduce expenses in 2009 and in the first quarter of 2010 we implemented another restructuring plan that included the elimination of an additional 20 positions. We believe that we have reduced our anticipated operating expenses to the point where we can break even on an operating income basis, excluding stock compensation costs and amortization of purchase accounting intangibles, at the rate of $13.0 million in revenue per quarter.

Also, we intend to continue to assess our cost structure in relationship to our revenue levels and to make appropriate adjustments to expense levels as required. None-the-less we believe that our existing cash and cash equivalents and a bank financing facility will be sufficient to fund operating activities and capital expenditures, and provide adequate working capital through at least December 31, 2010.

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

Commitments and Significant Contractual Obligations

In October of 2009, we exchanged approximately $10.0 million aggregate principal amount of our 2010 Notes due September 30, 2010 for an equal principal amount of new 5.45% Convertible Notes due September 30, 2011 (2011 Notes). We have existing commitments to make future interest payments on the 2011 Notes and to pay principal on a monthly basis until September 2011. Over the remaining life of the outstanding 2011 Notes, we expect to pay approximately $0.4 million in interest and $8.8 million of principal.

We have outstanding operating lease commitments of $28.0 million, payable over the next eight years. Some of these commitments are for space that is not being utilized and, for which, we recorded restructuring charges in prior years for excess facilities. We are in the process of trying to sublease additional excess space but it is unlikely that any sublease income generated will offset the entire future commitment. As of December 31, 2009, we have approximately $12.0 million in anticipated sub-lease income over the next five years relating to portions of our excess facilities. We currently believe that we can fund these lease commitments in the future. However, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

A summary of our significant future contractual obligations and their payments follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2010	2011 & 2012	2013 & 2014	Thereafter
Interest on convertible notes	$438	$352	$86	$—	$—
Principal on convertible notes	8,762	5,004	3,758	—	—
Operating lease obligations	28,036	5,506	8,536	6,601	7,393
Purchase obligations	5,657	5,657	—	—	—

	$42,893	$16,519	$12,380	$6,601	$7,393

 We also have pledged approximately $2.7 million as collateral for stand-by letters of credit that guarantee certain long-term property lease obligations and to support customer credit requirements. This $2.7 million is in our bank accounts and is included in our restricted cash as of December 31, 2009.

Recent Accounting Pronouncements

Newly issued accounting pronouncements that potentially impact our financial statements are disclosed in the Notes to Consolidated Financial Statements of this report.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk.  We have investments in money market accounts that earn interest income that is a function of the market rates. As a result, we have exposure to changes in interest rates. For example, if interest rates were to decrease by one half percentage point from their current levels, our potential interest income for 2010, assuming a constant cash balance, would decrease by less than $0.1 million.

Foreign Currency Exchange Risk.  As substantially all of our net revenues are currently made or denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Although we recognize our revenues in U.S. dollars, we incur expenses in currencies other than U.S. dollars. In 2009, operating expenses incurred in foreign currencies, excluding impairment of goodwill, were approximately 58% of our total operating expenses. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in hedging.  We do not enter into derivative financial instruments for trading or speculative purposes. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

Fair Market Value of Financial Instruments.  As of December 31, 2009, our debt consisted exclusively of convertible notes due September 30, 2011 with interest at a fixed rate of 5.45%. Consequently, we do not have significant cash flow exposure on the interest payments on these notes. However, the Company does have considerable exposure in the requirement to redeem these convertible notes between now and September 30, 2011.  There is no guarantee that the Company will have either enough cash to pay down this debt, or the ability to refinance this debt on terms acceptable to the Company.  The fair market value of our outstanding 5.45% Convertible Notes due September 30, 2011 was estimated based on current market conditions at approximately $8.8 million at December 31, 2009. Among other factors, changes in interest rates and the price of our common stock affect the fair value of our convertible notes. Refer to critical accounting policies and use of estimates in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information associated with our 2010 Notes.

Item 8.    Financial Statements and Supplementary Data

TRANSWITCH CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
TranSwitch Corporation

We have audited the accompanying consolidated balance sheets of TranSwitch Corporation and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2009.  Our audit also included the financial statement schedule listed in the Index at Item 8. We have also audited the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  These financial statements and schedule are the responsibility of the Company's management.  Further, the Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on these financial statements and schedules, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Further, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 12, the Company adopted, as required, new accounting standards for uncertain tax positions effective January 1, 2007.

/s/ UHY LLP

New Haven, Connecticut
March 16, 2010

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except par value)

	December 31, 2009	December 31, 2008

ASSETS

Current assets:
Cash and cash equivalents	$2,343	$7,462
Restricted cash	2,732	4,852
Short-term investments	-	2,970
Accounts receivable (net of allowance for doubtful accounts of $516 in 2009 and $536 in 2008)	11,667	12,865
Inventories	4,183	4,504
Prepaid expenses and other current assets	2,299	2,526

Total current assets	23,224	35,179

Property and equipment, net	1,268	2,029
Goodwill	14,144	25,079
Other intangible assets, net	9,840	11,454
Investments in non-publicly traded companies	2,989	2,963
Deferred financing costs, net	193	403
Other assets	1,298	1,320

Total assets	$52,956	$78,427

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,949	$4,240
Accrued expenses and other current liabilities	15,977	22,231
Current portion of 5.45% Convertible Notes due 2011	5,004	-

Total current liabilities	25,930	26,471

Restructuring liabilities	10,593	19,664
5.45% Convertible Notes due 2010	-	10,013
5.45% Convertible Notes due 2011, less current portion	3,758	-

Total liabilities	40,281	56,148

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value: authorized - 300,000,000 shares; issued - 20,012,521 shares at December 31, 2009 and 19,834,292 shares at December 31, 2008	20	20
Additional paid-in capital	382,935	381,523
Accumulated other comprehensive income – currency translation	551	36
Common stock held in treasury (20,794 shares), at cost	(118)	(118)
Accumulated deficit	(370,713)	(359,182)

Total stockholders’ equity	12,675	22,279

Total liabilities and stockholders’ equity	$52,956	$78,427

See accompanying notes to consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended December 31,
	2009	2008	2007

Net revenues:
Product revenues	$50,709	$40,003	$29,310
Service revenues	5,398	1,931	3,255

Total net revenues	56,107	41,934	32,565
Cost of revenues:
Cost of product revenues	21,393	16,730	10,514
Provision for excess and obsolete inventories	678	316	443
Cost of service revenues	2,552	994	1,437

Total cost of revenues	24,623	18,040	12,394

Gross profit	31,484	23,894	20,171
Operating expenses:
Research and development	19,132	24,568	21,703
Marketing and sales	10,413	8,816	10,223
General and administrative	8,038	6,678	5,617
Restructuring (credits) charges, net	(6,257)	3,804	1,428
Impairment of goodwill	10,075	—	—
Reversal of accrued royalties	(197)	(198)	—

Total operating expenses	41,204	43,668	38,971

Operating loss	(9,720)	(19,774)	(18,800)
Other (expense) income:
Other (expense) income	(750)	81	—
Impairment of investments in non-publicly traded companies	(31)	—	(109)
Change in fair value of derivative liability	—	(347)	980
Gain (loss) on extinguishment of debt	—	4,491	(351)
Interest:
Interest income	122	934	2,457
Interest expense	(787)	(1,941)	(3,606)

Interest expense, net	(665)	(1,007)	(1,149)

Total other (expense) income, net	(1,446)	3,218	(629)

Loss before income taxes	(11,166)	(16,556)	(19,429)
Income taxes	365	490	283

Net loss	$(11,531)	$(17,046)	$(19,712)

Basic and diluted loss per common share:
Net loss	$(0.58)	$(0.99)	$(1.19)

Basic and diluted average common shares outstanding	19,938	17,260	16,566

See accompanying notes to consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(dollars in thousands)

	Common stock		Common stock held in treasury	Additional paid-in capital	Accumulated other comprehensive income	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2006	16,014,152	$16	$—	$346,058	$404	$(322,424)	$24,054

Comprehensive loss:
Net loss						(19,712)	(19,712)
Currency translation adjustment					454	—	454

Total comprehensive loss							(19,258)

Stock compensation	10,679	—	—	1,980	—	—	1,980
Shares of common stock issued in connection with business acquisition	468,339	1	—	5,544	—	—	5,545
Shares of common stock issued under stock option and stock purchase plans	144,134	—	—	1,347	—	—	1,347

Balance at December 31, 2007	16,637,304	$17	$—	$354,929	$858	$(342,136)	$13,668

Comprehensive loss:
Net loss						(17,046)	(17,046)
Currency translation adjustment					(822)	—	(822)

Total comprehensive loss							(17,868)

Stock compensation	49,136	—	—	1,516	—	—	1,516
Shares of common stock issued in connection with business acquisition	3,125,000	3	—	24,947	—	—	24,950
Shares of common stock issued under stock option and stock purchase plans	22,852	—	—	131	—	—	131
Repurchase of 20,794 shares of common stock	—	—	(118)	—	—	—	(118)

Balance at December 31, 2008	19,834,292	$20	$(118)	$381,523	$36	$(359,182)	$22,279

Comprehensive loss:
Net loss						(11,531)	(11,531)
Currency translation adjustment					515	—	515

Total comprehensive loss							(11,016)

Stock compensation	97,895	—	—	1,305	—	—	1,305
Shares of common stock issued under stock option and stock purchase plans	39,234	—	—	108	—	—	108
Shares of common stock issued under restricted stock plan	41,352	—	—	—	—	—	—
Payout of fractional shares as a result of reverse stock split	(252)	—	—	(1)	—	—	(1)

Balance at December 31, 2009	20,012,521	$20	$(118)	$382,935	$551	$(370,713)	$12,675

See accompanying notes to consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years ended December 31,
	2009	2008	2007
Operating activities:
Net loss	$(11,531)	$(17,046)	$(19,712)
Adjustments required to reconcile net loss to net cash flows used by operating activities, net of effects of acquisitions:
Depreciation and amortization	2,669	4,020	4,527
Amortization of debt discount and deferred financing fees	210	569	1,536
(Gain) loss on extinguishment of debt	—	(4,491)	351
(Benefit) provision for doubtful accounts	(20)	(87)	150
Provision for excess and obsolete inventories	678	316	443
Non-cash restructuring (credits) charges, net	(6,257)	3,762	1,428
Stock-based compensation expense	1,305	1,516	1,970
Impairment of investments in non-publicly traded companies	31	—	109
Impairment of goodwill	10,075	—	—
Change in fair value of derivative liability	—	179	(980)
Loss on retirement of property and equipment	—	74	—
Reversal of accrued royalties	(197)	(198)	—
Other non-cash items	26	15	—
Changes in operating assets and liabilities:
Accounts receivable	1,218	(3,452)	(1,166)
Inventories	(357)	437	146
Prepaid expenses and other assets	248	505	(118)
Accounts payable	709	747	435
Accrued expenses and other current liabilities	(1,219)	(2,131)	(124)
Obligation under deferred revenue	(28)	146	37
Restructuring liabilities	(6,682)	(3,427)	(1,793)

Net cash used by operating activities	(9,122)	(18,546)	(12,761)

Investing activities:
Capital expenditures	(348)	(592)	(3,884)
Investments in non-publicly traded companies	(57)	(65)	(42)
Acquisition of business, net of cash acquired	—	7,369	(1,650)
Change in restricted cash	2,120	(2,286)	—
Purchases of short and long-term investments	—	(10,630)	—
Proceeds from sales and maturities of short and long-term investments	2,970	8,658	—

Net cash provided (used) by investing activities	4,685	2,454	(5,576)

Financing activities:
Issuance of common stock under employee stock plans	108	131	1,346
Payments to extinguish debt	—	(9,900)	(8,908)
Principal payments on 5.45% Convertible Notes due 2011	(1,251)	—	—
Proceeds from issuance of debt (net of fees)	—	—	1,901
Purchase of 20,794 shares of common stock for treasury	—	(118)	—

Net cash used by financing activities	(1,143)	(9,887)	(5,661)

Effect of exchange rate changes on cash and cash equivalents	461	(657)	373

Change in cash and cash equivalents	(5,119)	(26,636)	(23,625)
Cash and cash equivalents at beginning of year	7,462	34,098	57,723

Cash and cash equivalents at end of year	$2,343	$7,462	$34,098

See accompanying notes to consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular dollars in thousands, except share and per share amounts)

Note 1.    Business and Summary of Significant Accounting Policies

Description of Business

TranSwitch Corporation was incorporated in Delaware on April 26, 1988 and is headquartered in Shelton, Connecticut. TranSwitch Corporation and its subsidiaries (collectively, “TranSwitch” or the “Company”) design, develop and supply innovative highly-integrated semiconductor solutions that provide core functionality for voice, data and video communications network equipment.  TranSwitch customers, for these semiconductor products, are the original equipment manufacturers (“OEMs”) who supply wire-line and wireless network operators who provide voice, data and video services to end users such as consumers, corporations, municipalities etc. The Company’s system-on-a-chip products incorporate digital and mixed-signal semiconductor technology and related embedded software. In addition to its system-on-a-chip products, the Company has been in the business of licensing intellectual property cores to both OEMs as well as other semiconductor companies. TranSwitch also licenses proprietary video interconnect technology that enables the transmission and reception of both HDMI and DisplayPort.

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

Liquidity

 The Company has incurred significant operating losses and used cash in its operating activities for the past several years. Operating losses have resulted from inadequate sales levels for the cost structure. The Company has made business acquisitions in each of the past three years prior to 2009 to increase revenue. In addition, in the fourth quarter of 2008 and the first quarter of 2010, the Company executed restructurings to eliminate cost redundancies and enhance operating effectiveness. The Company’s management believes it now has an appropriate cost structure for its anticipated sales. Management believes that operating expenses have been reduced to the point where the Company can break even, excluding stock compensation costs and amortization of purchased intangibles, at the rate of sales of $13.0 million per quarter. As such, management believes that the Company will provide sufficient cash flows to fund its operations in the ordinary course of business through at least the next twelve months. There can be no assurance that the anticipated sales level will be achieved. In addition, the Company entered into a bank financing agreement which provides for $5,000,000 of borrowing capacity based on specified levels of eligible accounts receivable (see Note 20).

Cash, Cash Equivalents and Investments

All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents. Cash equivalents consist of money market funds as of December 31, 2009 and 2008. The majority of the Company’s cash and cash equivalents balances are maintained with a limited number of major financial institutions. Cash and cash equivalents balances at institutions may, at times, be above the Federal Deposit Insurance Corporation insured limit of $0.25 million per account.

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

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular dollars in thousands, except share and per share amounts)

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value. The fair value of the outstanding 5.45% Convertible Notes due 2011 was estimated at approximately $8.8 million as of December 31, 2009 based on current market conditions and the fair value of the outstanding 5.45% Convertible Notes due 2010 was estimated at approximately $6.6 million as of December 31, 2008 based on market conditions. The fair value of investments in non-publicly traded companies is not readily determinable.

Inventories

Inventories are carried at the lower of cost (determined on a weighted-average cost basis) or estimated net realizable value.

Product Licenses

All product licenses were fully amortized as of December 31, 2008. Prior thereto product licenses were amortized using the greater of: (1) the amount computed using the ratio of a product’s current gross revenues to the product’s total of current and estimated future gross revenues; or (2) the straight-line method over the estimated useful life of the asset, generally three to five years, not to exceed the term of the license.

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

Other Intangible Assets

Other intangible assets consist of purchased customer relationships and developed technology and are stated at cost, less accumulated amortization. Customer relationships and developed technology are being amortized by the straight line method over their estimated economic useful lives ranging from five to ten years.

Deferred Financing Costs

Deferred financing costs are being amortized using the interest method over the term of the related debt. Unamortized deferred financing fees were $0.2 million and $0.4 million as of December 31, 2009 and 2008, respectively. Amortization, included in the consolidated statement of operations as a component of interest expense, was $0.2 million, $0.6 million, and $0.5 million for 2009, 2008 and 2007, respectively.

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

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular dollars in thousands, except share and per share amounts)

The Company’s impairment reviews of goodwill were performed using a fair-value method and discounted cash flow models with estimated cash flows based on internal forecasts which included terminal values based on current market valuation metrics. The fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating fair value, the Company used its common stock’s market price to determine fair value and other valuation metrics. In addition, the Company performed discounted cash flow analysis on the reporting units to determine fair value. During the fourth quarter of 2009, impairment testing performed by the Company indicated that the estimated fair values of two reporting units tested were less than their corresponding carrying amounts. As a result of the analyses performed, the Company recorded a goodwill impairment charge of $10.1 million. The impaired goodwill related to business acquisitions in 2007 and 2006.

Investments in Non-Publicly Traded Companies

The Company has minority investments in certain non-publicly traded companies. Depending on the Company’s level of ownership and whether or not the Company has the ability to exercise significant influence, these investments are accounted for by either the cost or equity method. All such investments as of December 31, 2009 and 2008 are accounted for by the cost method. These investments are reviewed periodically for impairment.

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

The Company also accrues, at the time of shipment, a reduction to revenue (with a related liability) and an inventory asset against product cost of revenues in order to establish a provision for the gross margin related to future returns under the Company’s distributor stock rotation program. Such accruals related to reductions of revenue were $0.6 million and less than $0.1 million at December 31, 2009 and 2008, respectively. The accruals related to inventory assets are insignificant to the Company’s financial position and results of operations for all periods presented. Should actual experience differ from estimated liabilities, there could be adjustments (either favorable or unfavorable) to the Company’s net revenues, cost of revenues and gross profits.

Service revenues are recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) services have been performed in accordance with the contractual obligations; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.

 The Company licenses HDMI and other intellectual property. Revenues from licensing arrangements generally consist of multiple elements such as license, implementation and maintenance services. The items (deliverables) included in the arrangement are evaluated to determine whether they represent separate units of accounting. The Company performs this evaluation at the inception of an arrangement and as the Company delivers each item in the arrangement.

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

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular dollars in thousands, except share and per share amounts)

Allowance for Doubtful Accounts

The Company records allowances for doubtful accounts for estimated losses based upon specifically identified amounts that it believes to be uncollectible along with the Company’s assessment of the general financial condition of its customer base. If the Company’s actual collections experience changes, revisions to its allowances may be required. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customers’ creditworthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the Company’s results of operations in the period in which such changes or events occur.

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

At December 31, 2009 and 2008, approximately 57% and 53% of accounts receivable were due from five customers. The majority of the Company’s sales are to customers in the telecommunications and data communications industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Supplier Concentrations

The Company relies on a limited number of suppliers for wafer fabrication capacity. In 2009 one outside wafer foundry supplied approximately 85% of our semiconductor wafer requirements. Although the Company would likely be able to find alternative manufacturing sources, the Company would experience substantial delays or interruptions in the shipment of products if these suppliers were to cease operations.

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

As of December 31, 2009, the unrecognized stock-based compensation cost related to non-vested option awards was $0.7 million and such amount will be recognized in operations over a weighted average period of 2.06 years. As of December 31, 2009, the unrecognized stock-based compensation cost related to non-vested stock awards was $1.2 million and such amount will be recognized in operations over a weighted average period of 3.17 years.

Stock compensation charged to operations was $1.3 million in 2009, $1.5 million in 2008 and $2.0 million in 2007.

Loss Per Common Share

The basic and diluted loss per common share amount is based upon the weighted average common shares outstanding during the periods. All “in-the-money” stock options and shares issuable upon the conversion of the 5.45% Convertible Notes due 2010 and the 5.45% Convertible Notes due 2011 were anti-dilutive.

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

Derivatives and Hedging Activities

Fluctuating foreign exchange rates may significantly impact the Company’s operating results and cash flows. During 2008, the Company periodically hedged forecasted foreign currency transactions related to certain operating expenses. All derivatives are recorded in the balance sheet at fair value. For a derivative designated as a fair value hedge, the effective portion of changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in operations. For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of cash flow hedges are recorded in other comprehensive income. If the derivative used in an economic hedging activity is not designated in an accounting hedging relationship or if it becomes ineffective, changes in the fair value of the derivative are recognized in operations.

FASB Establishes Accounting Standards Codification

On September 30, 2009, the Company adopted Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“the Codification” or “ASC”). The Codification combines the previous U.S. GAAP hierarchy which included four levels of authoritative accounting literature distributed among a number of different sources. The Codification does not by itself create new accounting standards but instead reorganizes thousands of pages of existing U.S. GAAP accounting rules into approximately 90 accounting topics. All existing accounting standard documents are superseded by the Codification and all other accounting literature not included in the Codification is now considered non-authoritative. The Codification explicitly recognizes the rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. The Codification is now the single source of authoritative nongovernmental accounting standards in the U.S.

As a result of the Codification, the references to authoritative accounting pronouncements included herein in this Annual Report on Form 10-K now refer to the Codification topic section rather than a specific accounting rule as was past practice and all references to pre-codified U.S. GAAP have been removed from this Form 10-K. The adoption of the Codification had no effect on any reported amounts.

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

In December 2007, the FASB issued new guidance related to ASC Topic 810, “Accounting for Noncontrolling Interests” (ASC 810). ASC 810 clarifies the classification of noncontrolling interests in consolidated balance sheets and reporting transactions between the reporting entity and holders of noncontrolling interests. Under this statement, noncontrolling interests are considered equity and reported as an element of consolidated equity. Further, net income encompasses all consolidated subsidiaries with disclosure of the attribution of net income between controlling and noncontrolling interests. ASC 810 is effective prospectively for fiscal years beginning after December 15, 2008. Currently, there are no noncontrolling interests in any of the Company’s subsidiaries. The Company adopted this guidance on January 1, 2009 and it had no impact on its financial statements at the time of adoption.

In March 2008, the FASB issued new guidance related to ASC Topic 815, “Disclosures about Derivative Instruments and Hedging Activities” (ASC 815), which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. ASC 815 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company adopted this guidance on January 1, 2009 and it had no impact on its financial statements at the time of adoption.

In April 2008, the FASB issued new guidance related to ASC Topic 350, “Intangibles – Goodwill and Other” (ASC 350), to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the intangible asset. The new guidance amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008 and increases the disclosure requirements related to renewal or extension assumptions. The Company adopted this guidance on January 1, 2009 and it had no impact on its financial statements at the time of adoption.

In June 2008, the FASB ratified ASC 815, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock”. ASC 815 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. The Company adopted this guidance on January 1, 2009 and it had no impact on its financial statements at the time of adoption.

 In May 2009, the FASB issued FASB ASC Topic 855, “Subsequent Events Topic” (ASC 855). This standard is intended to establish general standards of accounting for and the disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC Topic 855 is effective for fiscal years and interim periods ended after June 15, 2009, to be applied prospectively. There was no financial reporting impact due to the adoption of this standard. The Company has evaluated subsequent events through March 16, 2010, the date of issuance of the consolidated financial position and results of operations.

 In October 2009, the FASB issued an update related to ASC Topic 605, “Revenue Recognition — Multiple Deliverable Revenue Arrangements” (ASC 605). This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for fiscal years beginning on or after June 15, 2010, and can be applied prospectively or retrospectively. The Company is currently evaluating the effect that adoption of this update will have, if any, on its consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular dollars in thousands, except share and per share amounts)

Note 2.    Fair Value Measurements

In September 2006, the FASB issued ASC Topic 820 “Fair Value Measurements” (ASC 820). The Company adopted ASC 820 as of January 1, 2008 for financial assets and liabilities only. The adoption of this statement did not have an impact on our results of operation, financial position or cash flow, but required additional disclosures. ASC 820 defines fair value, establishes a framework for measuring the fair value of assets and liabilities, and expands disclosure requirements regarding the fair value measurement. It does not expand the use of fair value measurements, but specifies a hierarchy of valuation techniques which requires an entity to maximize the use of observable inputs that may be used to measure fair value:

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

As of December 31, 2009, the Company’s financial assets included investments in non-publicly traded companies. The Company considers net realizable value for its investments in non-publicly traded companies for purposes of determining asset impairment losses. For the year ended December 31, 2009, impairment losses on investments in non-publicly traded companies were less than $0.1 million.

Note 3.     Reverse Stock Split

On November 9, 2009, the Company announced that its Board of Directors had approved the implementation of a one-for-eight reverse stock split of the Company's common stock. The reverse stock split, which was authorized by the stockholders at the Company's 2009 annual meeting of stockholders on May 21, 2009, took effect at 11:59 p.m. (Eastern time) on November 23, 2009 (the "Effective Time"). Retroactive restatement has been given to all share numbers in this report, and accordingly, all amounts including per share amounts are shown on a post-split basis.

Note 4.    Acquisitions

On October 24, 2008, the Company acquired Centillium Communications, Inc. (“Centillium), a Delaware corporation. Centillium was a global company with headquarters in Fremont, CA and delivered highly innovative communications processing technology. The acquisition was financed with the issuance of 3,125,000 shares of the Company’s common stock with an approximate fair value of $25.0 million and $15.0 million of cash. The Company incurred transaction costs of approximately $2.6 million which resulted in a total purchase price of approximately $42.6 million. In connection with the acquisition of Centillium, the Company implemented a worldwide reduction in Centillium’s workforce which was implemented and concluded during the fourth quarter of 2008 and the first quarter of 2009. As such, the Company to incurred cash expenditures of approximately $3.4 million primarily for employee related costs and such costs were added to the Company’s purchase price of Centillium and allocated to the net assets acquired. The results of operations of Centillium have been included in the Company's consolidated financial results from October 24, 2008. All significant inter-company balances and transactions have been eliminated. The acquisition was accounted for by the purchase method of accounting. The Company has allocated the cost to acquire Centillium to its identifiable tangible and intangible assets and liabilities, with the remaining amount classified as goodwill. None of the amount allocated to goodwill is expected to be deductible for income tax reporting purposes.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular dollars in thousands, except share and per share amounts)

On January 11, 2007, the Company acquired the ASIC Design Center Division of Data – JCE, an Israel-based publicly held electronics components distribution company. The ASIC Design Center develops and sells customer-specific semiconductor products. The acquisition was financed with the issuance of 468,339 shares of the Company’s common stock with an approximate fair value of $5.5 million and $1.4 million of cash. The Company incurred transaction costs of approximately $0.3 million which resulted in a total purchase price of approximately $7.2 million. Under the earn-out provisions of the ASIC Design Center acquisition agreement, the Company may have been required to pay up to an additional $14.5 million in the form of TranSwitch common stock or cash, at its option, if the ASIC Design Center achieved stipulated revenue and operating profit for 2007. Such targets were not achieved. The results of operations of the ASIC Design Center have been included in the Company's consolidated financial results from January 11, 2007. All significant inter-company balances and transactions have been eliminated. The acquisition was accounted for by the purchase method of accounting. The Company has allocated the cost to acquire the ASIC Design Center to its identifiable tangible and intangible assets and liabilities, with the remaining amount classified as goodwill. None of the amount allocated to goodwill is expected to be deductible for income tax reporting purposes.

The total purchase price of the Company’s acquisitions has been allocated in the Company's consolidated financial statements as follows:

	Centillium 2008	ASIC Design Center 2007
Current assets	$34,246	$400
Property, plant and equipment	709	36
Long-term investments	992	—
Other intangible assets (1)	10,600	1,756
Goodwill	15,004	5,183
Obligation under deferred revenue	(23)	(180)
Accounts payable & accrued expenses	(14,158)	—
Restructuring reserve	(4,798)	—
Purchase price	42,572	7,195
Less:
Common stock issued	(24,950)	(5,545)

Cash and cash equivalents acquired	(24,991)	—
Net cash (provided by) used for acquisitions	$(7,369)	$1,650

(1)
The valuation of Centillium’s customer relationships of $7.8 million was determined based on their estimated fair value at the acquisition date. The excess earnings methodology of the income approach was the technique used to value such relationships. The value assigned to Centillium’s customer relationships is being amortized ratably over ten years, which represents the estimated average remaining useful life.

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

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular dollars in thousands, except share and per share amounts)

Unaudited pro forma results for 2008 and 2007 assuming that Centillium was acquired as of January 1, 2007: Net revenues of $58.3 million and $48.4 million, respectively; net loss of $(31.3) million and $(46.5) million, respectively; and basic and diluted loss per common share of $(1.58) and $(2.36), respectively.

Note 5. Restricted Cash

At December 31, 2009, the Company’s liquidity is affected by restricted cash balances of approximately $2.7 million, which are included in current assets and are not available for general corporate use. The Company has pledged approximately $2.7 million of such cash as collateral for stand-by letters of credit that guarantee certain long-term property lease obligations and to support customer credit requirements.

At December 31, 2008, the Company had restricted cash balances of approximately $4.9 million. The Company pledged $3.1 million of cash as collateral for stand-by letters of credit that guaranteed certain long-term property lease obligations and to support customer credit requirements. The other $1.8 million of restricted cash was being held in escrow for one year as security for certain indemnification obligations of Centillium as a result of an asset sale agreement which Centillium had entered into in February of 2008.

Note 6.    Investments in Non-Publicly Traded Companies and Venture Capital Funds

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

During 2008, the Company made additional investments of approximately $0.1 million in MVP.

During 2009, the Company made additional investments of less than $0.1 million and recognized an impairment of less than $0.1 million on its investment in Neurone II. As of December 31, 2009, the Company’s cost method investments were approximately $3.0 million.

Note 7.    Inventories

The components of inventories follow:

	December 31,
	2009	2008
Raw material	$199	$315
Work-in-process	1,188	1,503
Finished goods	2,796	2,686
Total inventories	$4,183	$4,504

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular dollars in thousands, except share and per share amounts)

Note 8.    Property and Equipment, Net

The components of property and equipment follow:

	Estimated	December 31,
	Useful Lives	2009	2008
Purchased computer software	1-3 years	$14,647	$28,200
Computers and equipment	3-7 years	10,853	13,730
Furniture	3-7 years	2,163	2,488
Leasehold improvements	Lease term*	924	938
Construction-in-progress (software and equipment)		25	25
Gross property and equipment		28,612	45,381
Accumulated depreciation and amortization		(27,344)	(43,352)
Property and equipment, net		$1,268	$2,029

*	Estimated useful life of improvement if shorter.

Depreciation expense was $1.1 million, $3.3 million, and $3.9 million, for 2009, 2008 and 2007, respectively.

Note 9.    Goodwill and Other Intangible Assets

Changes in the carrying amounts of goodwill and information about intangible assets follow:

Goodwill

Balance at December 31, 2007	$10,075
Business acquisition - Centillium	15,004
Balance at December 31, 2008	25,079
Purchase price allocation adjustments (1)	(860)
Impairment of goodwill (2)	(10,075)
Balance at December 31, 2009	$14,144

(1)	Relates to tax refunds received and accrual adjustments in connection with the acquisition of Centillium Communications, Inc. consummated in October 2008.
(2)
During the fourth quarter of 2009, impairment testing performed by the Company indicated that the estimated fair values of two reporting units tested were less than their corresponding carrying amounts. As a result the Company recorded a goodwill impairment charge.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular dollars in thousands, except share and per share amounts)

	Other Intangible Assets
	Developed Technology	Customer Relationships	Total

Balances at December 31, 2009
Cost	$3,014	$9,557	$12,571
Accumulated amortization	(752)	(1,979)	(2,731)
	$2,262	$7,578	$9,840

Balances at December 31, 2008
Cost	$3,014	$9,557	$12,571
Accumulated amortization	(293)	(824)	(1,117)
	$2,721	$8,733	$11,454

2008
Cost	$2,800	$7,800	$10,600
Weighted average amortization period	6.3 years	10 years	9 years

Amortization expense related to “Other intangible assets” was $1.6 million in 2009, $0.6 million in 2008 and $0.4 million in 2007.  Future estimated aggregate amortization expense for such assets for each of the five years succeeding December 31, 2009 follows:  2010 - $1.6 million; 2011 - $1.6 million; 2012 - $1.2 million, 2013 - $1.2 million and 2014 - $1.1 million.

Note 10.    Accrued Expenses and Other Current Liabilities

The components of accrued and other current liabilities follow:

	December 31,
	2009	2008
Accrued and other current liabilities	$4,939	$5,578
Accrued royalties	5,578	6,664
Accrued compensation and benefits	3,264	3,815
Restructuring liabilities	1,775	5,725
Obligation under deferred revenue	421	449
Total accrued and other current liabilities	$15,977	$22,231

The Company periodically evaluates any contingent liabilities in connection with any payments to be made for any potential intellectual property infringements, asserted or unasserted. The Company’s accrued royalties as of December 31, 2009 and 2008 represents the contingent payments for asserted or unasserted claims that are probable as of the respective balance sheet dates based on the applicable patent law.

Note 11.    Segment and Major Customer Information

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular dollars in thousands, except share and per share amounts)

Enterprise-wide Information

Enterprise-wide information provided on geographic net revenues is based on billing locations. Long-lived asset information is based on the physical location of the assets. The following tables present net revenues and long-lived assets information for geographic areas:

	Years Ended December 31,
	2009	2008	2007

Net revenues:
United States	$16,631	$6,122	$6,943
Japan	11,228	4,813	501
Korea	7,299	2,467	1,773
Israel	5,344	10.937	5,193
China	5,112	6,943	7,468
Hong Kong	3,654	1,495	71
Italy	2,098	1,324	224
Germany	438	1,163	4,055
Other countries	4,303	6,670	6,337

Total	$56,107	$41,934	$32,565

	As of December 31,
	2009	2008	2007

Long-lived tangible assets:
United States	$680	$1,261	$3,952
Other countries	1,888	2,089	2,071

Total	$2,568	$3,350	$6,023

Information about Major Customers

The Company ships its products to distributors and directly to end customers. The following table sets forth the percentage of net revenues attributable to the Company’s significant customers:

	Years ended December 31,
	2009	2008	2007

Significant Customers:
Alcatel-Lucent	22%	18%	17%
OKI Electric Industry	18%	*	*
Inbrics	11%	*	*
PMC Sierra Israel	*	21%	*
Nokia Siemens	*	*	16%

*	Revenues were less than 10% of the Company’s net revenues in these years.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular dollars in thousands, except share and per share amounts)

Note 12.    Income Taxes

          The Company adopted a new accounting standard for uncertain income tax positions, effective January 1, 2007.  The new standard clarifies and sets forth consistent rules for accounting for uncertain income tax positions. There was no cumulative effect of applying the provisions of this standard upon adoption due to the net operating loss and valuation allowance positions of the Company.  Changes in unrecognized income tax benefits follow:

Balance at January 1, 2008	$6,103
Increases related to prior year tax positions	141
Decreases related to prior year tax positions	(351)
Balance at December 31, 2008	$5,893
Decreases related to prior year tax positions	(4)
Balance at December 31, 2009	$5,889

          Due to the Company’s net operating loss position in the U.S., any subsequent recognition of these tax benefits would not likely change the Company’s effective tax rate. The Company does not reasonably expect any significant changes in the amount of unrecognized tax benefits to occur within the next twelve months.

          Historically the Company has not accrued or paid significant interest and penalties for underpayments of income taxes due to its net operating loss position.  Interest and penalties related to underpayment of income taxes would be classified as a component of income tax expense in the consolidated statement of operations.  Approximately $132,000 of interest has been recognized in the balance sheet of the Company through December 31, 2009. This amount has been recorded as a part of goodwill, therefore, no interest expense related to this uncertainty has been included in the consolidated statement of operations.

          The Company files income tax returns in the U.S. and several foreign countries and has not extended the statute of limitations to assess additional taxes for any of these jurisdictions.  The Company has effectively settled U.S. Federal tax positions taken through 2002.  However, the Company is subject to adjustment in each of these periods, to the extent of its net operating loss carry forwards.  The open tax years for foreign jurisdictions are 2002 through 2009 and 1997 through 2009 for U.S. state and local jurisdictions.

The components of the loss before income taxes follow:

	Years Ended December 31,
	2009	2008	2007
U.S. loss	$(11,996)	$(17,405)	$(19,874)
Foreign income (loss)	830	849	445
Loss before income taxes	$(11,166)	$(16,556)	$(19,429)

The provision for income taxes consists exclusively of current foreign income taxes.

A reconciliation of the U.S. federal statutory rate to the effective income tax rate follows:

	Years Ended December 31,
	2009	2008	2007
U.S. federal statutory tax rate	(35.0)%	(35.0)%	(35.0)%
State taxes	-	(9.5)	0.6
Disallowed interest deduction	-	-	3.6
Goodwill write down	15.3	-	-
Change in valuation allowance	17.1	42.0	27.4
Permanent differences, tax credits and other adjustments	5.7	4.4	4.7
Effective income tax rate	3.1%	1.9%	1.3%

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular dollars in thousands, except share and per share amounts)

The tax effects of temporary differences that give rise to deferred income taxes follow:

	2009	2008
Deferred income tax assets:
Property and equipment	$843	$1,882
Other nondeductible accruals	795	388
Restructuring accrual	4,607	10,031
Capitalized research and development for tax purposes	11,589	21,296
Net operating loss carry-forwards	162,797	142,678
Capital losses	1,004	15,263
Research and development and other credits	21,334	21,762
Debt discount	—	68
Inventories	14,383	14,735
Stock compensation	2,230	2,242
Other	2,717	360
Total gross deferred income tax assets	222,299	230,705
Valuation allowance	(221,207)	(229,586)

Net deferred income tax assets	1,092	1,119
Deferred income tax liabilities:
Other	(1,092)	(1,119)
Net deferred income tax liabilities	(1,092)	(1,119)

Net deferred income taxes	$—	$—

The Company continually evaluates its deferred income tax assets to determine whether it is more likely than not that such assets will be realized. In assessing the realizability, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Based on this assessment, management believes that significant uncertainty exists concerning the recoverability of the deferred income tax assets. As such, a valuation allowance has been provided for deferred income tax assets as of December 31, 2009 and 2008. Of the $221.2 million valuation allowance at December 31, 2009, subsequently recognized income tax benefits, if any, in the amount of $4.7 million will be applied directly to additional paid-in capital and $72.1 million to goodwill.

At December 31, 2009, the Company had available, for federal income tax purposes, net operating loss (“NOL”) carry-forwards of approximately $439.4 million and research and development tax credit carry-forwards of approximately $21.3 million expiring in varying amounts from 2009 through 2029. For state income tax purposes, the Company had available NOL carry-forwards of approximately $163.5 million and state tax credit carry-forwards of $7.7 million expiring in varying amounts from 2009 to 2029.  Additionally, the Company has generated $20.3 million of NOL’s in foreign jurisdictions which can be carried forward indefinitely.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular dollars in thousands, except share and per share amounts)

Certain transactions involving the Company’s beneficial ownership have occurred in prior years, which resulted in a stock ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, approximately $189.2 million of the NOL carry-forwards and $11.6 million of research and development tax credit carry-forwards are subject to these limitations. The Company has not yet determined if any of the NOL and credits generated through 2009 will be subject to limitation under Section 382.

Note 13.    Stockholders’ Rights Plan

The Board of Directors enacted a stockholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of TranSwitch common stock outstanding at the close of business on October 1, 2001 to the stockholders of record on that date. Each stockholder of record as of October 1, 2001 received a summary of the rights and any new stock certificates issued after the record date contain a legend describing the rights. Each preferred share purchase right entitles the registered holder to purchase from the Company one one hundred and twenty-fifth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, of the Company, at a price of $400.00 per one one hundred and twenty-fifth of a Preferred Share, subject to adjustment, upon the occurrence of certain triggering events, including the purchase of 15% or more of the Company’s outstanding common stock by a third party. Until a triggering event occurs, the common stockholders have no right to purchase shares under the stockholder rights plan. If the right to purchase the preferred stock is triggered, the common stockholders will have the ability to purchase sufficient stock to significantly dilute the 15% or greater holder.

Note 14.    Employee Benefit Plans

Employee Stock Purchase Plans

Under the Company’s employee stock purchase plans, eligible employees may purchase a limited number of shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is less. The 1995 Employee Stock Purchase Plan was closed effective December 31, 2004. On May 19, 2005 the Company’s shareholders approved the 2005 Employee Stock Purchase Plan (the 2005 ESPP). Under the 2005 ESPP, the Company is authorized to issue 125,000 shares of common stock. Shares issued under the 2005 ESPP in 2009, 2008, and 2007 were 10,172, 10,273, and 12,730 respectively.

 Stock Option and Award Plans

As of December 31, 2009, the Company has three stock options plans: the 1995 Stock Plan, as amended (the “1995 Plan”), 2000 Stock Option Plan as amended (the “2000 Plan”), and the 2008 Equity Incentive Plan (the ‘2008 Plan”). The 1995 Non-Employee Director Stock Option Plan, as amended (the “Director Plan”) expired during 2005.

Under the 1995 Plan, 3,925,000 shares of the Company’s common stock are available to grant to employees in the form of incentive stock options. Also, non-qualified stock options and stock awards may be granted to employees, consultants and directors. The terms of the options granted are subject to the provisions of the 1995 Plan, as determined by the Compensation Committee of the Board of Directors.  The exercise price of options under the 1995 Plan must be equal to the fair market value of the common stock on the date of grant. Options granted under the 1995 Plan are generally nontransferable. The 1995 Plan, as amended, expires March 15, 2010.  In connection with the adoption of the 2008 Plan on May 22, 2008, shares are no longer available for grant under the 1995 Plan.

The 2000 Plan provides for the granting of non-qualified options to employees and consultants to purchase up to an aggregate of 1,250,000 shares of common stock.  No member of the Board of Directors or executive officers appointed by the Board of Directors is eligible for grants of options under the 2000 Plan. The terms of the options granted are subject to the provisions of the 2000 Plan, as determined by the Compensation Committee of the Board of Directors. Each non-qualified stock option shall either be fully exercisable on the date of grant or shall become exercisable thereafter in such installments as the Board of Directors may specify. The 2000 Plan will terminate in 2010. No option granted under the 2000 Plan may be exercised after the expiration of seven years from the date of grant. The exercise price of options under the 2000 Plan must be equal to the fair market value of the common stock on the date of grant. Options granted under the 2000 Plan are generally nontransferable. In connection with the adoption of the 2008 Plan on May 22, 2008, shares are no longer available for grant under the 2000 Plan.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular dollars in thousands, except share and per share amounts)

           The 2008 Plan was approved by shareholders at the shareholder meeting held on May 22, 2008.  The purpose of this plan is to provide stock options, stock issuances, and other equity interests in the Company to employees, officers, directors, consultants, and advisors to the Company and its subsidiaries or any future parent corporation. The 2008 Plan is to be administered by the Board of Directors of the Company who will have sole discretion and authority to interpret and correct the provisions of the Plan and any Award. The Board will also have sole authority to determine the terms and provisions of the respective Stock Option Agreements and Awards, which need not be identical.  The aggregate number of shares of Common Stock of the Company that may be issued pursuant to the 2008 Plan is 3,196,250. As of December 31, 2009, there were 1,128,418 shares available for grant under the 2008 Plan.

Information regarding stock options follows:

	Number of options outstanding	Weighted average exercise price per share

Outstanding at December 31, 2006	3,030,895	$61.49
Granted and assumed	244,151	11.93
Exercised	(131,357)	9.33
Canceled, forfeited or expired	(707,821)	139.36
Outstanding at December 31, 2007	2,435,868	37.71
Granted and assumed	1,406,963	9.66
Exercised	(12,576)	5.54
Canceled, forfeited or expired	(962,137)	61.28
Outstanding at December 31, 2008	2,868,118	15.33
Granted	461,650	2.97
Exercised	(29,064)	2.93
Canceled, forfeited or expired	(815,570)	24.97
Outstanding at December 31, 2009	2,485,134	$10.02

            Information regarding restricted stock awards follows:

Outstanding at December 31, 2007	-	$0.00
Granted	-	0.00
Assumed	181,968	0.00
Released	(2,133)	0.00
Canceled, forfeited or expired	(42,725)	0.00
Outstanding at December 31, 2008	137,110	0.00
Granted	495,502	0.00
Released	(39,225)	0.00
Canceled, forfeited or expired	(22,205)	0.00
Outstanding at December 31, 2009	571,182	$0.00

The Company has, in connection with the acquisitions of various companies, assumed the stock option plans of each acquired company.  The related options are included in the preceding table

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular dollars in thousands, except share and per share amounts)

Options outstanding and exercisable at December 31, 2009 follow:

		Options Outstanding		Options Exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted average exercise price	Number Exercisable	Weighted average exercise price
$2.00 to 2.32	224,506	5.84	$2.27	80,118	$2.30
2.43 to 2.43	267,540	6.89	2.43	2,119	2.43
2.48 to 5.12	253,536	5.61	4.10	151,275	4.44
5.52 to 7.36	271,067	4.46	6.22	170,272	6.57
7.37 to 11.04	260,441	4.69	9.51	227,263	9.45
11.12 to 12.40	305,613	2.37	12.00	302,780	12.00
12.41 to 13.28	345,934	3.84	13.15	343,553	13.15
13.44 to 16.88	298,935	3.59	14.77	297,442	14.77
17.04 to 27.12	252,131	2.92	22.54	251,756	22.55
30.04 to 410.00	5,431	1.58	39.97	5,431	39.97
$2.00 to 410.00	2,485,134	4.38	$10.02	1,831,989	$12.32

Stock options generally expire five, seven or ten years from the date of grant and generally vest ratably over periods ranging from immediately to four years.

As of December 31, 2009 both the fair value of options outstanding and the fair value of options exercisable were less than the exercise price.

Stock compensation charged to operations was $1.3 million in 2009, $1.5 million in 2008, and $2.0 million in 2007. Further, no compensation cost was capitalized as part of inventory, and no income tax benefit was recognized in those years. Lastly, no equity awards were settled in cash.

 Stock-Based Compensation Fair Value Disclosures

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2009	2008	2007

Risk-free interest rate	2.43%	1.82%	4.62%

Expected life in years	4.03	2.95	3.38

Expected volatility	89.26%	68.21%	91.98%

Expected dividend yield	—	—	—

The weighted average fair value of stock options granted, calculated using the Black-Scholes option-pricing model, is $1.89, $0.87 and $7.45 for 2009, 2008 and 2007, respectively. The weighted average fair value of restricted stock units granted, calculated using the Black-Scholes option-pricing model, is $3.01 for 2009.  No restricted stock units were granted during 2008 or 2007. The total intrinsic value of the options exercised was $0.06 million, $0.02 million and $0.5 million for 2009, 2008 and 2007, respectively. In 2009 and 2008, restricted stock units released had an intrinsic value of $0.1 million and approximately five thousand dollars, respectively. No restricted stock units were released in 2007.

             The Company recognized compensation expense related to stock options granted to non-employees of $0.01 million in 2009, $0.03 million in 2008 and $0.1 million in 2007.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular dollars in thousands, except share and per share amounts)

 Employee 401(k) Plan

The TranSwitch Corporation 401(k) Retirement Plan (the “Plan”) provides tax-deferred salary deductions for eligible employees. Employees may contribute an annual maximum amount as set periodically by the Internal Revenue Service. The Company provides matching contributions equal to 50% of the employees’ contributions, up to a maximum of 6% of the employee’s annual compensation. On July 1, 2009, the Company indefinitely suspended its matching contributions. Company contributions begin vesting after two years and are fully vested after three years. Contribution expense related to the Plan was $0.1 million, $0.2 million and $0.2 million for 2009, 2008 and 2007, respectively.

Note 15.    Convertible Notes

On July 6, 2007, the Company exchanged approximately $21.2 million aggregate principal amount of its then outstanding 5.45% Convertible Plus Cash Notes due September 30, 2007 (the “Plus Cash Notes”) for an equivalent principal amount of a new series of 5.45% Convertible Notes due September 30, 2010 (the “2010 Notes”). The remaining $8.9 million balance of the 2007 Plus Cash Notes were redeemed at par value for cash at the end of September, 2007. In connection with the exchange the Company recorded an extinguishment loss of approximately $0.4 million, including a non-cash write-off of unamortized debt discount and deferred debt issuance costs.

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

          On October 26, 2009, the Company exchanged approximately $10.0 million aggregate principal amount of its unsecured 2010 Notes for an equal principal amount of new unsecured 5.45% Convertible Notes due September 30, 2011 (the “2011 Notes”).

           The 2011 Notes are convertible at the option of the holder, at any time on or prior to maturity at an initial conversion ratio of 138.8888 per $1,000 principal amount.

           If a holder of the 2011 Notes converts such notes in connection with a corporate transaction that constitutes a change in control, as defined, at any time prior to July 6, 2011, then in addition to the conversion shares, as defined, such holder is also entitled to receive upon such conversion, a make-whole payment premium in cash.

           Commencing on October 30, 2009, the 2011 Notes are payable in monthly principal payments of $417,000 plus interest. The Company’s future principal payments are expected to be $5.0 million in 2010 and $3.8 million in 2011. The interest payments on the 2011 Notes are expected to be $0.3 million in 2010 and $0.1 million in 2011.

           The principal payments for the 2011 Notes may be paid for in shares of the Company’s common stock, solely at the Company’s option and upon the satisfaction or waiver of certain conditions by the note holder.  If the Company elects to make any payment of or provision for principal in shares of its common stock, the shares to be delivered will be valued at the lower of $0.90 (subject to adjustment) or 90% of the arithmetic average of the daily volume-weighted average price of the common stock for the ten (10) consecutive trading days ending on or including the second trading day immediately preceding the applicable interest payment date but; not be less than $0.45.

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

           The holders of the 2011 Notes may require the Company to repurchase the 2011 Notes upon a change in control for cash at 100% of the principal amount, plus accrued and unpaid interest.

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

  As of December 31, 2009, $8.8 million of the 2011 Notes remained outstanding.  Approximately $5.0 million of the 2011 Notes has been classified as short-term as of December 31, 2009.

Note 16.    Restructuring and Asset Impairment Charges

During 2009, the Company recorded a net restructuring benefit of approximately $6.3 million, primarily resulting from a new sublease. On March 3, 2009 the Company entered into a sublease with a major corporation to sublease 92,880 square feet of office space located in Shelton, Connecticut to the year 2014.  As a result of this sublease, the Company reversed approximately $6.7 million of accrued restructuring expense that it initially recorded in 2001. The Company also reversed approximately $0.9 million of accrued restructuring expense as a result of certain other sub-lease agreements relating to the Company’s excess facilities in Shelton, Connecticut.  These benefits were partially offset by approximately $1.3 million of charges for workforce reductions and other restructuring adjustments.

During 2008 the Company implemented restructuring plans that resulted in total restructuring costs of approximately $7.2 million, of which approximately $3.8 million was recorded as restructuring charges in its Consolidated Statements of Operations and $3.4 was recorded as a liability assumed in the acquisition of Centillium.  These restructuring plans included the elimination of approximately 76 positions, primarily in the Company’s Shelton, Connecticut, Bedford, Massachusetts, Fremont, California, Eclubens, Switzerland, New Delhi, India and Bangalore, India locations.  As a result, the Company recorded restructuring charges in its Consolidated Statements of Operations of approximately $1.7 million related to employee termination benefits, $0.8 million related to asset impairments, $0.7 million related to excess facility costs net of anticipated sublease income and $0.8 million in other restructuring charges.  These 2008 charges were partially offset by approximately $0.2 million of benefits related to adjustments to certain sublease agreements relating to the Company’s excess facilities in Shelton, Connecticut

        In connection with the restructuring events of 2008, approximately $6.3 million of the $7.2 million in restructuring costs required cash expenditures. As of December 31, 2009, all but $0.2 million of the cash expenditures had been paid. The remaining $0.2 million will be paid in 2010.

During 2007 the Company recorded restructuring charges of approximately $1.5 million related to workforce reductions.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular dollars in thousands, except share and per share amounts)

A summary of the restructuring liabilities and activity follows:

	2009 Activity
	Restructuring Liabilities December 31, 2008	Restructuring Charges	Cash Payments	Non-cash asset write-offs	Adjustments and Changes to Estimates	Restructuring Liabilities December 31, 2009
Employee Termination Benefits	$1,930	$523	$(2,437)	$—	$227	$243

Facility lease costs	22,534	—	(3,444)	—	(6,965)	12,125

Asset impairments	—	—	—	(82)	82	—

Other	925	48	(801)	—	(172)	—

Totals	$25,389	$571	$(6,682)	$(82)	$(6,828)	$12,368

	2008 Activity
	Restructuring Liabilities December 31, 2007	Liabilities assumed in acquisition of business	Restructuring Charges	Cash Payments	Non-cash asset write-offs	Adjustments and Changes to Estimates	Restructuring Liabilities December 31, 2008
Employee Termination Benefits	$235	$3,071	$1,740	$(3,080)	$—	$(36)	$1,930

Facility lease costs	20,731	1,686	728	(346)	—	(265)	22,534

Asset impairments	—	42	835	—	(877)	—	—

Other	124	—	783	(1)	—	19	925

Totals	$21,090	$4,799	$4,086	$(3,427)	$(877)	$(282)	$25,389

 Note 17.    Commitments and Contingencies

Lease Agreements

The Company leases buildings and equipment at its headquarters in Shelton, Connecticut as well as at its subsidiaries’ locations worldwide.  Rental expense under all operating lease agreements was $1.5 million in 2009, $2.0 million in 2008 and $1.7 million in 2007.

The following table summarizes as of December 31, 2009 future minimum operating lease commitments, including contractually obligated building operating commitments that have remaining, non-cancelable lease terms in excess of one year and future anticipated sublease income:

	Operating Commitments	Less: Sublease Agreements	Net Commitments
2010	$5,506	$3,331	$2,175
2011	4,299	2,732	1,567
2012	4,238	2,581	1,657
2013	3,380	2,180	1,200
2014	3,220	1,181	2,039
Thereafter	7,393	-	7,393
	$28,036	$12,005	$16,031

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

Purchase Commitments

In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. As of December 31, 2009, the Company had purchase commitments totaling $5.7 million

Note 18.    Supplemental Cash Flow Information

Supplemental cash flow information follows:

	Years Ended December 31,
	2009	2008	2007
Cash paid for interest	$712	$1,554	$1,705
Cash paid for income taxes	$194	$340	$373

During 2008, in connection with the Centillium acquisition, the Company issued 3,125,000 shares of its common stock with an approximate fair value of $25.0 million.

In connection with the ASIC Design Center acquisition in 2007 the Company issued 468,339 shares of its common stock with an approximate fair value of $5.5 million.

Note 19.   Stock Repurchase Program

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

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular dollars in thousands, except share and per share amounts)

During 2008, the Company purchased 20,794 shares of its outstanding common stock at an average price of $5.44 per share or approximately $0.1 million, excluding commissions.  There were no such repurchases in 2009.

Note 20.    Subsequent Events

        On December 31, 2009, the Company, entered into a Common Stock Purchase Agreement (the "Common Stock Purchase Agreement") with Seaside 88, LP, a Florida limited partnership ("Seaside"), relating to the offering and sale (the "Offering") of up to 1,950,000 shares (the "Shares") of the Company's common stock. The Common Stock Purchase Agreement requires the Company to issue and sell, and Seaside to purchase, up to 75,000 shares of Common Stock once every two (2) weeks, subject to the satisfaction of customary closing conditions, beginning on January 4, 2010 and ending on or about the date that is fifty (50) weeks subsequent to  closing. The offering price of the Company’s common stock at each closing is an amount equal to the lower of (i) the daily volume weighted average of actual trading prices of the common stock on the trading market (the "VWAP") for the ten consecutive trading days immediately prior to a closing date multiplied by 0.875 and (ii) the VWAP for the trading day immediately prior to a closing date multiplied by 0.90.  In the event that the 3-Day VWAP, as defined in the Common Stock Purchase Agreement, does not equal or exceed $1.00 (the "Floor"), as calculated with respect to any subsequent closing date, then such subsequent closing will not occur, and there will be one fewer subsequent closing and the aggregate number of Shares to be purchased under the Common Stock Purchase Agreement will be reduced by 75,000 shares for each subsequent closing that does not occur because the Floor has not been reached. The Common Stock Purchase Agreement provides that the Company may, upon ten days' prior written notice to Seaside, terminate the Common Stock Purchase Agreement after the fifth subsequent closing (i.e., after six closings) but prior to the sixth subsequent closing. The Common Stock Purchase Agreement contains representations and warranties and covenants for each party, which must be true and have been performed at each closing.

        As of March 15, 2010, the Company has had 6 closings with Seaside and has sold 450,000 shares of stock to Seaside for an aggregate price of approximately $0.8 million.

        On February 1, 2010, the Company announced that it recently effected a restructuring to be implemented and concluded during the first quarter of 2010. The Company expects that such restructuring and other cost reduction initiatives will result in annual savings of approximately $4.0 million, and that these savings will begin to be recognized in the first quarter of 2010.  Of this amount, the Company expects annual savings of approximately $2.4 million in reduced employee related costs, including base salary reductions, and $1.6 million from other cost savings initiatives. In connection with the restructuring, the Company expects to incur pre-tax restructuring charges of approximately $1.4 million which will be cash expenditures primarily for employee related costs. These charges are expected to be recorded in the first quarter of 2010.

        On March 12, 2010 the Company entered into a new credit facility agreement with Bridge Bank N.A., a subsidiary of Bridge Capital Holdings. The facility is for up to $5.0 million with availability determined by the Company’s outstanding accounts receivable.

Note 21.    Quarterly Information (Unaudited)

The table below shows selected unaudited quarterly information of operating results. The Company believes that this information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. Interim operating results are not necessarily indicative of future period results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year ended December 31, 2009
Net revenues	$14,247	$14,535	$15,181	$12,144	$56,107
Cost of revenues	5,937	5,983	7,050	5,653	24,623

Gross profit	8,310	8,552	8,131	6,491	31,484
Net income (loss) (2)	4,016	(1,320)	(1,497)	(12,730)	(11,531)
Net income (loss) per common share (1):
Basic	$0.20	$(0.07)	$(0.08)	$(0.64)	$(0.58)
Diluted	$0.19	$(0.07)	$(0.08)	$(0.64)	$(0.58)

Year ended December 31, 2008
Net revenues	$7,520	$8,891	$10,498	$15,025	$41,934
Cost of revenues	2,935	3,549	4,517	7,039	18,040

Gross profit	4,585	5,342	5,981	7,986	23,894
Net loss (2)	(5,494)	(4,320)	(2,956)	(4,276)	(17,046)
Net loss per common share (1):
Basic	$(0.33)	$(0.26)	$(0.18)	$(0.22)	$(0.98)
Diluted	$(0.33)	$(0.26)	$(0.18)	$(0.22)	$(0.98)

(1)
The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods due to changes in the number of weighted average shares outstanding and the effects of rounding.

(2)
The reported net loss for 2009 and 2008 reflects stock-based compensation expense of $1.3 million (Q1 of $0.3 million, Q2 of $0.3 million, Q3 of $0.3 million and Q4 of $0.4 million) and $1.5 million (Q1 of $0.4 million, Q2 of $0.3 million, Q3 of $0.3 million and Q4 of $0.5 million), respectively.

SCHEDULE II

TRANSWITCH CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
Description	Balance at Beginning of Year	Charges to Costs and Expenses	Charges to Other Accounts	Deductions	Balance at End of Year
Year ended December 31, 2009:
Allowance for losses on:
Accounts receivable	$536	$94	$—	$(114)	$516
Sales returns and allowances	151	(2)	—	—	149
Stock rotation	44	704	—	(137)	611
Deferred income tax assets valuation allowance	229,586	(8,379)	—	—	221,207

	$230,317	$(7,583)	$—	$(251)	$222,483
Year ended December 31, 2008:
Allowance for losses on:
Accounts receivable	$623	$(3)	$17	$(101)	$536
Sales returns and allowances	99	261	151	(360)	151
Stock rotation	60	27	—	(43)	44
Deferred income tax assets valuation allowance	148,250	9,263	72,073	—	229,586

	$149,032	$9,548	$72,241	$(504)	$230,317
Year ended December 31, 2007:
Allowance for losses on:
Accounts receivable	$473	$118	$32	$—	$623
Sales returns and allowances	37	322	—	(260)	99
Stock rotation	75	34	—	(49)	60
Deferred income tax assets valuation allowance	142,791	5,459	—	—	148,250

	$143,376	$5,933	$32	$(309)	$149,032

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The independent registered public accounting firm of the Company has issued a report on its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  That report appears under Item 8.

Changes in Internal Control over Financial Reporting

 No change in our internal control over financial reporting occurred during the quarter ended December 31, 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

On March 12, 2010, TranSwitch entered into a Business Financing Agreement (the “Agreement”) with Bridge Bank, National Association (“Bridge Bank”) together with certain other related financing documents (the “Financing Documents”).  The Financing Documents collectively provide an uncommitted credit facility to TranSwitch of up to $5 million (the “Facility”) secured by substantially all the personal property of TranSwitch, including the Company’s accounts receivable and intellectual property.  Subject to the terms of the Agreement, availability under the Facility is based on a formula pursuant to which Bridge Bank would advance, in its discretion, an amount equal to the lower of $5,000,000 or 80% of TranSwitch’s eligible accounts receivable, with account eligibility determined by Bridge Bank in its sole discretion.  Either party may terminate the Facility at any time and all loan advances under the Facility would then become immediately due and payable.  TranSwitch has no immediate expectation of drawing funds under the Facility.

Except as otherwise set forth in the Agreement, borrowings made pursuant to the Agreement will bear interest at a rate equal to the higher of (i) the Prime Rate (as announced by Bridge Bank) or (ii) 4%, plus, in either case, a margin of 2.5%.  Bridge Bank is also entitled to the payment of certain fees and expenses pursuant to the Financing Documents, including an annual fee equal to $62,500 and an early termination fee of 1% of the gross amount of the Facility.

The Agreement contains customary representations, warranties, and affirmative and negative covenants for facilities of this type, including certain restrictions on dispositions of the Company’s assets, changes in business, and incurrence of certain indebtedness and encumbrances.  The Agreement also contains customary events of default, including payment defaults and a breach of representations and warranties and covenants.  If an event of default occurs and is continuing, Bridge Bank has customary rights and remedies under the Agreement, including the right to declare all outstanding indebtedness under the Facility immediately due and payable, ceasing to advance money or extend credit, and rights of set-off.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information with respect to directors, the Audit Committee of the Board of Directors, Audit Committee financial experts and named executive officers is incorporated herein by reference to the section entitled Proposal No. 1 “Election of Directors”, “Audit Committee Report” and “Compensation and Other Information Concerning Named Executive Officers”, respectively, contained in our definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 20, 2010, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended December 31, 2009. Information concerning Section 16(a) compliance is incorporated by reference to the section of our definitive proxy statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC, and such persons are also required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that during fiscal 2008 all executive officers, board members and greater than ten percent stockholders of the Company complied with all applicable filing requirements.

 Item 11.    Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to the section entitled “Compensation and Other Information Concerning Named Executive Officers” contained in our definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 20, 2010 which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended December 31, 2009.

 Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners, directors and executive officers is incorporated herein by reference to the information in the section entitled “Security Ownership of Certain Beneficial Owners and Management”, “Related Party Transactions” and “Indemnification Matters” contained in our definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 20, 2010 which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended December 31, 2009.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions of the Company is incorporated herein by reference to the sections entitled “Compensation Committee Interlocks and Insider Participation” and “Related Party Transactions” contained in our definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 20, 2010 which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended December 31, 2009.

Item 14.    Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the section entitled, under the headings “Information about the Corporation’s Independent Auditors” contained in our definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 20, 2010, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended December 31, 2009.

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

3.3
Certificate of Amendment of Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on November 23, 2009 and incorporated herein by reference).

3.4
Amended Certificate of Designation of Series A Junior Participating Preferred Stock of TranSwitch Corporation (previously filed as Exhibit 3.2 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on November 23, 2009 and incorporated herein by reference).

4.1
Specimen certificate representing the common stock of TranSwitch Corporation (previously filed as Exhibit 4.1 to TranSwitch Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

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

4.4
2005 Employee Stock Purchase Plan, as amended  (previously filed as Exhibit 99.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 12, 2009 and incorporated herein by reference).*

4.5
Form of Employee Stock Purchase Plan Enrollment Authorization Form (previously filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-126129) and incorporated herein by reference).

4.6
Form of Employee Stock Purchase Plan Change / Withdrawal Authorization Form (previously filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-126129) and incorporated herein by reference).

4.7
2008 Equity Incentive Plan, as amended (previously filed as Exhibit 4.1 to TranSwitch Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference).*

4.8
Form of 2008 Equity Incentive Plan Stock Option Award Agreement (previously filed as Exhibit 4.3 to TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-151113) and incorporated herein by reference).

4.9
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

4.13
Form of 2008 Equity Incentive Plan 102 Stock Award Agreement (previously filed as Exhibit 4.8 to TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-151113) and incorporated herein by reference).

4.14
Indenture between TranSwitch Corporation and U.S. Bank National Trust (previously filed as Exhibit 4.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 26, 2009 and incorporated herein by reference).

10.1
Third Amended and Restated 1995 Stock Option Plan, as amended (previously filed as an exhibit to TranSwitch Corporation’s Current Report on Form 8-K as filed on May 23, 2005 and incorporated herein by reference).*

10.2
1995 Non-Employee Director Stock Option Plan, as amended (previously filed as Exhibit 4.4 to the TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-89798) and incorporated herein by reference).*

10.3
Form of Incentive Stock Option Agreement under the 1995 Stock Plan (previously filed as an exhibit to the TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-94234) and incorporated herein by reference).

10.4
Form of Non-Qualified Stock Option Agreement under the 1995 Stock Plan (previously filed as an exhibit to the TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-94234) and incorporated herein by reference).

10.5
Form of Non-Qualified Stock Option Agreement under the 1995 Non-Employee Director Stock Option Plan (previously filed as an exhibit to the TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-94234) and incorporated herein by reference).*

10.6
Lease Agreement, as amended, with Robert D. Scinto (previously filed as Exhibit 10.14 to the TranSwitch Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

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

10.11
Form of Director Non-Qualified Stock Option Agreement under the Third Amended and Restated 1995 Stock Option Plan, as amended (previously filed as Exhibit 10.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on May 25, 2007 and incorporated herein by reference).*

10.12
Agreement and Plan of Merger by and among TranSwitch Corporation, Centillium Communications, Inc., Sonnet Acquisition Corporation and Haiku Acquisition Corporation, dated as of July 9, 2008 (previously filed as Exhibit 10.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 11, 2008 and incorporated herein by reference).

10.13
Exchange Agreement by and among TranSwitch Corporation, QVT Fund LP and Quintessence Fund LP (previously filed as Exhibit 10.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 26, 2009 and incorporated herein by reference).

10.14
Exchange Agreement by and among TranSwitch Corporation, JGB Capital LP, JGB Capital Offshore Ltd. and SAMC LLC (previously filed as Exhibit 10.2 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 26, 2009 and incorporated herein by reference).

10.15
Employment Agreement dated November 5, 2009 between Dr. M. Ali Khatibzadeh and TranSwitch Corporation (previously filed as Exhibit 10.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 12, 2009 and incorporated herein by reference).*

10.16
Common Stock Purchase Agreement dated December 31, 2009 by and between TranSwitch Corporation and Seaside 88, LP (previously filed as Exhibit 10.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 4, 2010 and incorporated herein by reference).

10.17
Form of Director Indemnification Agreement as executed with each director of TranSwitch Corporation (previously filed as Exhibit 10.1 to TranSwitch Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 9, 2009 and incorporated herein by reference).*

10.18
Form of Director Restricted Stock Unit Award Agreement under the 2008 Equity Incentive Plan (previously filed as Exhibit 10.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed on May 27, 2009 and incorporated herein by reference).*

10.19
Letter Agreement by and between TranSwitch Corporation and Robert Bosi, dated as of February 13, 2009 (previously filed as Exhibit 10.1 to TranSwitch Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference).*

10.20
Sublease Agreement by and between TranSwitch Corporation and Sikorsky Aircraft Corporation, dated as of March 3, 2009 (previously filed as Exhibit 10.2 to TranSwitch Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference).

10.21	Separation Agreement by and between TranSwitch Corporation and Dr. Santanu Das, dated as of November 6, 2009 (filed herewith).*

10.22	Consulting Agreement by and between TranSwitch Corporation and Dr. Santanu Das, dated as of November 6, 2009 (filed herewith).*

10.23	Business Financing Agreement by and between TranSwitch Corporation and Bridge Bank, National Association, dated as of March 12, 2010 (filed herewith).

11.1	Computation of Loss Per Share (filed herewith).

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	CEO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	CFO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	CEO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	CFO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Indicates management contract or compensatory plan, contract or arrangement identified as required in Item 15(a)(3) of Form 10-K

(b)    Exhibits

We hereby file as exhibits to this Form 10-K those exhibits listed in Item 15 (a)(3) above.

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

Transwitch Corporation

By:	/s/ Dr. M. Ali Khatibzadeh
Dr. M. Ali Khatibzadeh President and Chief Executive Officer
 March 16, 2010

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned named executive officers and directors of TranSwitch Corporation, hereby severally constitute and appoint Dr. M. Ali Khatibzadeh and Mr. Robert A. Bosi, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable TranSwitch Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended and all requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Signature	Title(s)	Date

/s/ Dr. M. Ali Khatibzadeh	President and Chief Executive Officer (principal executive officer)	March 16, 2010
Dr. M. Ali Khatibzadeh

/s/ Mr. Robert A. Bosi	Vice President and Chief Financial Officer (principal financial and	March 16, 2010
Mr. Robert A. Bosi	accounting officer)

/s/ Mr. Gerald F. Montry	Director and Chairman of the Board	March 16, 2010
Mr. Gerald F. Montry

/s/ Mr. Faraj Aalaei	Director	March 16, 2010
Mr. Faraj Aalaei

/s/ Mr. Thomas Baer	Director	March 16, 2010
Mr. Thomas Baer

/s/ Mr. Herbert Chen	Director	March 16, 2010
Mr. Herbert Chen

/s/ Mr. Michael Crawford	Director	March 16, 2010
Mr. Michael Crawford

/s/ Mr. James M. Pagos	Director	March 16, 2010
Mr. James M. Pagos

/s/ Mr. Sam Srinivasan	Director	March 16, 2010
Mr. Sam Srinivasan

/s/ Dr. Santanu Das	Director	March 16, 2010
Dr. Santanu Das