Form 10-Q
period 2010-03-31
TRANSWITCH CORP /DE
filed 2010-05-10
CIK 944739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2010
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

At May 3, 2010, there were 20,770,861 shares of Common Stock, par value $.001 per share, of the Registrant outstanding.

TRANSWITCH CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended March 31, 2010

Table of Contents

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$5,937	$2,343
Restricted cash	1,762	2,732
Accounts receivable, net	8,525	11,667
Inventories	3,952	4,183
Prepaid expenses and other current assets	3,088	2,299
Total current assets	23,264	23,224

Property and equipment, net	1,078	1,268
Goodwill	14,144	14,144
Other intangible assets, net	9,443	9,840
Investments in non-publicly traded companies	299	2,989
Deferred financing costs, net	322	193
Other assets	1,314	1,298

Total assets	$49,864	$52,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,218	$4,949
Accrued expenses and other current liabilities	15,220	15,977
Current portion of 5.45% Convertible Notes due 2011	5,004	5,004
Total current liabilities	24,442	25,930

Restructuring liabilities	10,395	10,593
5.45% Convertible Notes due 2011, less current portion	2,507	3,758
Total liabilities	37,344	40,281

Stockholders’ equity:
Common stock, $.001 par value: 300,000,000 shares authorized; 20,621,760 and 20,012,521 shares issued at March 31, 2010 and December 31, 2009, respectively	21	20
Additional paid-in capital	384,279	382,935
Accumulated other comprehensive income – currency translation	504	551
Accumulated deficit	(372,166)	(370,713)
Common stock held in treasury (20,794 shares), at cost	(118)	(118)
Total stockholders’ equity	12,520	12,675
Total liabilities and stockholders’ equity	$49,864	$52,956

See accompanying notes.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2010	2009
Net revenues:
Product revenues	$11,940	$12,827
Service revenues	866	1,420
Total net revenues	12,806	14,247
Cost of revenues:
Cost of product revenues	5,228	5,180
Provision for excess and obsolete inventories	292	161
Cost of service revenues	528	596
Total cost of revenues	6,048	5,937
Gross profit	6,758	8,310
Operating expenses:
Research and development	4,072	5,643
Marketing and sales	1,818	2,818
General and administrative	1,817	2,165
Restructuring charges (credits), net	402	(6,157)
Total operating expenses	8,109	4,469
Operating (loss) income	(1,351)	3,841
Other (expense) income:
Impairment of investments	-	(31)
Other (expense) income	122	534
Interest:
Interest income	11	34
Interest expense	(169)	(199)
Interest expense, net	(158)	(165)
Total other (expense) income, net	(36)	338
(Loss) income before income taxes	(1,387)	4,179
Income taxes	66	163
Net (loss) income	$(1,453)	$4,016

Net (loss) income per common share – basic	$(0.07)	$0.20
Net (loss) income per common share – diluted	$(0.07)	$0.20
Weighted average common shares outstanding – basic	20,336	19,874
Weighted average common shares outstanding – diluted	20,336	20,046

See accompanying notes.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)
 (unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net (loss) income	$(1,453)	$4,016
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:

Depreciation and amortization	604	676
Amortization of debt discount and deferred financing fees	38	58
Provision for excess and obsolete inventories	292	161
(Benefit) provision for doubtful accounts	(115)	4
Restructuring provision adjustments	409	(6,157)
Stock-based compensation expense	412	301
Impairment of investments	-	31
Changes in operating assets and liabilities:
Accounts receivable	3,257	316
Inventories	(61)	308
Prepaid expenses and other assets	(804)	164
Accounts payable	(731)	598
Accrued expenses and other current liabilities	(964)	(857)
Restructuring liabilities	(400)	(2,794)

Net cash provided (used) by operating activities	484	(3,175)

Investing activities:
Capital expenditures	(5)	(271)
Investments in non-publicly traded companies	(10)	(35)
Proceeds from the sale of investments in non-publicly traded companies	2,700	-
Decrease in restricted cash	970	-
Proceeds from sales and maturities of short-term investments in marketable securities	-	1,011

Net cash provided by investing activities	3,655	705

Financing activities:
Issuance of common stock under employee stock plans	16	9
Payments for deferred financing costs	(167)	-
Proceeds from issuance of common stock, net of fees	917	-
Principal payments on 5.45% Convertible Notes due 2011	(1,251)	-

Net cash (used) provided by financing activities	(485)	9
Effect of exchange rate changes on cash and cash equivalents	(60)	(727)

Change in cash and cash equivalents	3,594	(3,188)
Cash and cash equivalents at beginning of period	2,343	7,462
Cash and cash equivalents at end of period	$5,937	$4,274

See accompanying notes.

TRANSWITCH CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Description of Business

TranSwitch Corporation and its subsidiaries (collectively, “TranSwitch” or the “Company”) design, develop and supply innovative highly-integrated semiconductor solutions that provide core functionality for voice, data and video communications network equipment.  TranSwitch customers, for these semiconductor products, are the original equipment manufacturers (“OEMs”) who supply wire-line and wireless network operators who provide voice, data and video services to end users such as consumers, corporations, municipalities etc. The Company’s system-on-a-chip products incorporate digital and mixed-signal semiconductor technology and related embedded software. In addition to its system-on-a-chip products, the Company has been in the business of licensing intellectual property cores to both OEMs as well as other semiconductor companies.  TranSwitch also licenses proprietary video interconnect technology that enables the transmission and reception of both HDMI and DisplayPort.  The Company has over 150 active customers, including the leading global equipment providers, and TranSwitch products are deployed in the networks of the major service providers around the world.

TranSwitch is a Delaware corporation incorporated on April 26, 1988. The Company’s common stock trades on The NASDAQ Capital Market under the symbol “TXCC.”

Liquidity

The Company has incurred significant operating losses and used cash in its operating activities for the past several years. Operating losses have resulted from inadequate sales levels for the cost structure. The Company has made business acquisitions in three of the past four years prior to 2010 to increase revenue. In addition, the Company continued to reduce expenses in the first quarter of 2010 as it implemented a restructuring plan that included the elimination of approximately 17 positions. The Company’s management believes it now has an appropriate cost structure for its anticipated sales. Management believes that operating expenses have been reduced to the point where the Company can break-even on an operating income basis, excluding stock compensation costs and amortization of purchased intangibles, at the rate of sales of $13.0 million per quarter. As such, management believes that the Company will provide sufficient cash flows to fund its operations in the ordinary course of business through at least the next twelve months. Of course, there can be no assurance that the anticipated sales level will be achieved. In addition, the Company has raised $0.9 million in equity in the first quarter of 2010 and has entered into a bank financing agreement which provides for $5,000,000 of borrowing capacity (see Notes 14 and 16).  Also, the Company filed a registration statement on Form S-1 which was declared effective by the SEC on May 3, 2010, to conduct a rights offering to all holders of shares of the Company’s common stock as of April 29, 2010.  The rights offering allows such stockholders to purchase up to an aggregate of 4,153,883 shares of its common stock at a price of $2.40 per share (see Note 20).

Concentrations of Credit Risk and Significant Customers

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

Customers that accounted for more than 10% of total accounts receivable at each period end follows:

	March 31, 2010	December 31, 2009

Customer A	15%	15%
Customer B	21%	14%
Customer C	-%	11%
Customer D	18%	11%

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

 Note 2.  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of TranSwitch have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. These financial statements are prepared on a consistent basis with, and should be read in conjunction with, the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2009, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 16, 2010.  In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation. The results of operations for any interim period are not necessarily indicative of the results that may be achieved for the full year.

Note 3.  New Accounting Standards

Recently Issued Standards

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on our condensed consolidated financial position or results of operations.

In March 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-17, Revenue Recognition— Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The new standard is effective for interim and annual periods beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

In October 2009, the FASB issued ASU 2009-13 Multiple Deliverable Revenue Arrangements (ASU 2009-13).  ASU 2009-13 removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures”  guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for fiscal years beginning on or after June 15, 2010, and can be applied prospectively or retrospectively. The Company is currently evaluating the effect that adoption of this update will have, if any, on its condensed consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its condensed consolidated financial statements.

Note 4.  Fair Value Measurements

FASB ASC Topic 820 Fair Value Measurements (ASC 820) defines fair value, establishes a framework for measuring the fair value of assets and liabilities, and expands disclosure requirements regarding the fair value measurement. It does not expand the use of fair value measurements, but specifies a hierarchy of valuation techniques which requires an entity to maximize the use of observable inputs that may be used to measure fair value:

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

As of March 31, 2010, the Company’s financial assets included investments in non-publicly traded companies. The Company considers net realizable value for its investments in non-publicly traded companies for purposes of determining asset impairment losses. For the three months ended March 31, 2010, the Company had no impairment losses on investments in non-publicly traded companies.

The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their immediate or short-term nature of the maturity. The fair value of the outstanding 2011 Notes was estimated at approximately $7.5 million as of March 31, 2010 and $8.8 million as of December 31, 2009. Fair value was estimated based on unobservable inputs, market quotes and present value calculations based upon our current estimated borrowing rates for similar types of borrowing arrangements.  The carrying value of such notes was approximately $7.5 million as of March 31, 2010 and $8.8 million as of December 31, 2009.

Note 5.  Stock-Based Compensation

The amount of the stock-based compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

Stock-based compensation expense follows:

(in thousands)	Three Months Ended March 31,
	2010	2009
Cost of Sales	$12	$13
Research and Development	191	175
Marketing and Sales	36	43
General and Administration	173	70
Total Stock-Based Compensation	$412	$301

During the three months ended March 31, 2010, 3,000 restricted stock units (“RSU”) were granted, 27,303 RSU were released, and 11,831 RSU were canceled, forfeited or expired. During the same three moths there were no stock options granted, 2,761 stock options were exercised, and 108,455 stock options were canceled, forfeited or expired.

Note 6.  Loss/Income Per Common Share

Basic net (loss) income per common share and diluted net income per common share are computed using the weighted average common shares outstanding for the respective periods. Diluted net income per common share is computed as though all potential dilutive common shares were outstanding during the period. Dilutive securities primarily include stock options, restricted stock units, and shares issuable upon conversion of convertible debt. The following table sets forth the computation of the denominators used to compute diluted net (loss) income per share.

	Three Months Ended March 31,
(in thousands)	2010	2009

Weighted average common shares used to compute basic net (loss) income per share	20,336	19,874
Dilutive effect of restricted stock units	-	136
Dilutive effect of stock options	-	36
Weighted average common shares used to compute diluted net (loss) income per share	20,336	20,046

5.45% Convertible Notes:  The effects of the 5.45% Convertible Notes are anti-dilutive for the periods presented.

Restricted Stock Units: For the three months ended March 31, 2010, all of the restricted stock units are considered anti-dilutive. For the three months ended March 31, 2009, the Company had 0.1 million restricted stock units unvested and outstanding. All of these instruments were considered dilutive and were included in the calculation of diluted net income per share for the entire period. None of the outstanding units at March 31, 2009 had an exercise price.

Stock Options:   For the three months ended March 31, 2010, all of the stock options are considered anti-dilutive. For the three months ended March 31, 2009, the Company had 2.6 million stock options outstanding of which 0.3 million were used in the calculation of diluted net income per share.  2.3 million stock options were excluded from the calculation because their exercise price was greater than the average stock price for the period and their inclusion would have been anti-dilutive.  These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

Note 7.  Restricted Cash

At March 31, 2010, the Company’s liquidity is affected by restricted cash balances of approximately $1.8 million, which are included in current assets and are not available for general corporate use. At December 31, 2009, the Company’s restricted cash balances were approximately $2.7 million.  The Company has pledged these restricted cash accounts as collateral for stand-by letters of credit that guarantee certain long-term property lease obligations and to support customer credit requirements.

Note 8.  Inventories

The components of inventories follow:

(in thousands)	March 31, 2010	December 31, 2009

Raw material	$310	$199

Work-in-process	1,430	1,188

Finished goods	2,212	2,796

Total inventories	$3,952	$4,183

During the three months ended March 31, 2010 and 2009, gross profit was affected favorably in the amount of $0.1 million and $0.3 million, respectively, from the sales of products that had previously been written down.

Note 9.  Other Intangible Assets

Information about other intangible assets follows:

	Other Intangible Assets
	Developed Technology	Customer Relationships	Total

Balances at March 31, 2010
Cost	$3,014	$9,557	$12,571
Accumulated amortization	(866)	(2,262)	(3,128)
	$2,148	$7,295	$9,443

Balances at December 31, 2009
Cost	$3,014	$9,557	$12,571
Accumulated amortization	(752)	(1,979)	(2,731)
	$2,262	$7,578	$9,840

          Amortization expense related to “Other intangible assets” for the three months ended March 31, 2010 was $0.4 million and amortization expense for the three months ended March 31, 2009 was $0.4 million.  Future estimated aggregate amortization expense for such assets as of March 31, 2010 follows: 2010 (remaining nine months) - $1.2 million; 2011 - $1.6 million; 2012 - $1.2 million; 2013 - $1.2 million; 2014 - $1.1 million; 2015 - $0.9 million and thereafter - $2.2 million

Note 10.  Accrued Expenses and Other Current Liabilities

The components of accrued and other current liabilities follow:

	March 31,	December 31,
	2010	2009
Accrued and other current liabilities	$4,265	$4,939
Accrued royalties	5,600	5,578
Accrued compensation and benefits	3,235	3,264
Restructuring liabilities	1,982	1,775
Obligation under deferred revenue	138	421
Total accrued and other current liabilities	$15,220	$15,977

The Company periodically evaluates any contingent liabilities in connection with any payments to be made for any potential intellectual property infringement asserted or unasserted claims.  The Company’s accrued royalties as of March 31, 2010 and December 31, 2009 represent the contingent payments for asserted or unasserted claims that are probable of assertion as of the respective balance sheet dates based on the applicable patent law.

 Note 11.  Comprehensive Loss or Income

The components of comprehensive (loss) income were as follows:

(in thousands)	Three Months Ended March 31,
	2010	2009
Net (loss) income	$(1,453)	$4,016
Foreign currency translation adjustment	(47)	(717)
Total comprehensive (loss) income	$(1,500)	$3,299

Note 12.  Restructuring and Asset Impairment Charges

During the three months ended March 31, 2010, the Company recorded a net restructuring charge of approximately $0.4 million as a result of a workforce reduction of approximately 17 positions primarily in the Company’s Shelton, Connecticut, Fremont, California, New Delhi, India and Bangalore, India locations.  The restructuring charges are primarily for employee termination benefits.

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

A summary of the restructuring liabilities and activity follows:

(in thousands)	Activity for the three Months Ended March 31, 2010
	Restructuring Liabilities December 31, 2009	Restructuring Charges	Cash Payments, net of Receipts on Sublease Activity	Non-cash Items	Adjustments and Changes in Estimates	Restructuring Liabilities March 31, 2010
Employee termination benefits	$243	$409	$(277)	$7	$(7)	$375
Facility lease costs	12,125	—	(123)	—	—	12,002
Totals	$12,368	$409	$(400)	$7	$(7)	$12,377

Note 13.  Investments in Non-Publicly Traded Companies

During the three month period ended March 31, 2010, the Company sold its investment in Opulan Technologies Corp. (“Opulan”) for $2.7 million.  The carrying value of this investment in Opulan was also $2.7 million and accordingly no gain or loss was recorded on this transaction.

The Company owns a 3% limited partnership interest in Neurone II, a venture capital fund organized as a limited partnership and a 0.42% limited partnership interest in Munich Venture Partners Fund (“MVP”).  The Company accounts for these investments at cost.  The financial condition of these partnerships is subject to significant changes resulting from their operating performance and their ability to obtain financing.  The Company continually evaluates its investments in these companies for impairment. In making this judgment, the Company considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, most recent valuation data, the current investing environment, management/ownership changes, and competition. This evaluation process is based on information that the Company requests from these privately held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary.

For the three months ended March 31, 2010 and 2009, the Company recorded impairments of zero and $0.03 million, respectively.  Also during the three months ended March 31, 2010 and 2009, the Company made additional investments of approximately $0.01 million and $0.04 million, respectively.

Note 14.  Credit Facility and Convertible Notes

Credit Facility:

On March 12, 2010 the Company entered into a new credit facility agreement with Bridge Bank N.A., a subsidiary of Bridge Capital Holdings. The facility allows for borrowings up to $5.0 million determined by the Company’s outstanding accounts receivable. The agreement bears interest at the lender’s prime rate plus 2.5 percent and matures on March 12, 2011. At March 31, 2010, the Company had no outstanding borrowings under this credit facility.

Convertible Notes:

On October 26, 2009, the Company exchanged approximately $10.0 million aggregate principal amount of its unsecured 2010 Notes due September 30, 2010 for an equal principal amount of new unsecured 5.45% Convertible Notes due September 30, 2011 (the “2011 Notes”). The 2011 Notes are convertible at the option of the holder, at any time on or prior to maturity at an initial conversion ratio of 138.8888 per $1,000 principal amount.  If a holder of the 2011 Notes converts such notes in connection with a corporate transaction that constitutes a change in control, as defined, at any time prior to July 6, 2011, then in addition to the conversion shares, as defined, such holder is also entitled to receive upon such conversion, a make-whole payment premium in cash. Commencing on October 30, 2009, the 2011 Notes are payable in monthly principal payments of $417,000 plus interest. The Company’s future principal payments are expected to be $3.7 million for the remaining nine months in 2010 and $3.8 million in 2011.The interest payments on the 2011 Notes are expected to be $0.2 million for the remaining nine months in 2010 and $0.1 million in 2011.  The 2011 Notes may be paid for in shares of the Company’s common stock, solely at the Company’s option and upon the satisfaction or waiver of certain conditions.  If the Company elects to make any payment of or provision for principal in shares of its common stock, the shares to be delivered will be valued at the lower of $0.90 (subject to adjustment) or 90% of the arithmetic average of the daily volume-weighted average price of the common stock for the ten (10) consecutive trading days ending on or including the second trading day immediately preceding the applicable Interest Payment Date but; not be less than $0.45. The Company may redeem some or all of the 2011 Notes at any time prior to maturity for cash equal to the principal amount, plus accrued and unpaid interest; provided, however, that the 2011 Notes will not be redeemable prior to maturity unless the closing price per share of the Company’s common stock exceeds 150% of the conversion price, which shall initially be $.90, for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days immediately preceding notice to holders of such redemption.  The holders of the 2011 Notes may require the Company to repurchase the 2011 Notes upon a change in control for cash at 100% of the principal amount, plus accrued and unpaid interest.  The terms underlying the 2011 Notes contain certain customary covenants that limit, among other things, the Company’s ability to incur additional debt. The failure to comply with such covenants could cause the 2011 Notes to become due and payable immediately.  As of March 31, 2010, $7.5 million of the 2011 Notes remained outstanding. Approximately $5.0 million of the 2011 Notes has been classified as short-term as of March 31, 2010.

Note 15.  Supplemental Cash Flow Information

Supplemental cash flow information follows:

(in thousands)	Three Months Ended March 31,
	2010	2009
Cash paid for interest	$133	$277

Cash paid for income taxes	$45	$33

Note 16.  Issuance of Common Stock

On December 31, 2009, the Company, entered into a Common Stock Purchase Agreement (the "Common Stock Purchase Agreement") with Seaside 88, LP, a Florida limited partnership ("Seaside"), relating to the offering and sale (the "Offering") of up to 1,950,000 shares (the "Shares") of the Company's common stock. The Common Stock Purchase Agreement requires the Company to issue and sell, and Seaside to purchase, up to 75,000 shares of Common Stock once every two (2) weeks, subject to the satisfaction of customary closing conditions, beginning on January 4, 2010 and ending on or about the date that is fifty (50) weeks subsequent to closing. The offering price of the Company’s common stock at each closing is an amount equal to the lower of (i) the daily volume weighted average of actual trading prices of the common stock on the trading market (the "VWAP") for the ten consecutive trading days immediately prior to a closing date multiplied by 0.875 and (ii) the VWAP for the trading day immediately prior to a closing date multiplied by 0.90.  In the event that the 3-Day VWAP, as defined in the Common Stock Purchase Agreement, does not equal or exceed $1.00 (the "Floor"), as calculated with respect to any subsequent closing date, then such subsequent closing will not occur, and there will be one fewer subsequent closing and the aggregate number of Shares to be purchased under the Common Stock Purchase Agreement will be reduced by 75,000 shares for each subsequent closing that does not occur because the Floor has not been reached. The Common Stock Purchase Agreement was subsequently amended to provides that the Company may, upon ten days' prior written notice to Seaside, terminate the Common Stock Purchase Agreement after the eleventh  subsequent closing (i.e., after twelve closings) but prior to the twelfth  subsequent closing. The Common Stock Purchase Agreement contains representations and warranties and covenants for each party, which must be true and have been performed at each closing.

As of March 31, 2010, the Company has had 7 closings with Seaside at a purchase price ranging from $1.40 to $2.69 per share and has sold 525,000 shares of stock to Seaside for net proceeds of approximately $0.9 million.  The proceeds have been used for general corporate purposes, which includes working capital, capital expenditures, repayment of debt, development costs, and strategic investments.

Note 17.  Income Taxes

The provision for income taxes for the three months ended March 31, 2010 and 2009 relates to certain of TranSwitch’s subsidiaries located in foreign jurisdictions.  The effective income tax rate differs from the U.S. federal statutory rate for the periods presented primarily due to foreign and state income taxes and increases in the valuation allowance for deferred income tax assets offset by non-deductible interest expense.

During the three months ended March 31, 2010 and 2009, we evaluated our deferred income tax assets as to whether it is “more likely than not” that the deferred income tax assets will be realized. In our evaluation of the realizability of deferred income tax assets, we consider projections of future taxable income, the reversal of temporary differences and tax planning strategies. We have evaluated and determined that it is not “more likely than not” that all of the deferred income tax assets will be realized. Accordingly, a valuation allowance was recorded for all of our domestic net deferred income tax assets. In future periods, we will not recognize a deferred tax benefit and will maintain a deferred tax valuation allowance until we achieve sustained U.S. taxable income.  Additionally, in the future, we expect our current income tax expense to be related to taxable income generated by our foreign subsidiaries.

Note 18.  Stock Repurchase Program

On February 13, 2008, the Company announced that its Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $10 million of its outstanding common stock. The share repurchase program ended during February 2010. The number of shares to be purchased and the timing of the purchases was based on market conditions and other factors. The stock repurchase program did not require the Company to repurchase any specific dollar value or number of shares.

No shares were repurchased during the three months ended March 31, 2010 or 2009.

Note 19.  Other (Expense) Income

Included in other (expense) income are unrealized exchange rate losses which are recorded for the translation of our intercompany loan balances with our wholly owned subsidiaries.

Note 20.  Subsequent Events

Registration Statement and Rights Offering

The Company filed a Registration Statement on Form S-1 on April 13, 2010 and as amended on April 20, 2010 and declared effective by the Securities and Exchange Commission on May 3, 2010 (File No. 333-166022), pursuant to which the Company intends to conduct a rights offering by issuing a dividend of subscription rights (the “Rights”) to all of the Company’s stockholders as of April 29, 2010, the record date (including any permitted transferees of such Rights, the “Stockholders”) to exercise the Rights at a price of $2.40 per share, for shares of the Company’s common stock, par value $0.001 per share (the “Rights Offering”).  The Rights will expire on May 24, 2010 unless the Rights Offering is extended by the Company.

Pursuant to the terms of the Rights Offering, the Company is distributing to the Stockholders of record transferable rights to subscribe for and purchase up to an aggregate of 4,153,883 shares of its common stock.  Each stockholder of record as of the record date will receive one transferable right for every one share of common stock owned on the record date.  Each right will entitle the stockholder to purchase 0.20 shares of common stock at a price of $2.40 per share (fractional shares will be rounded up to the nearest whole share).

The Rights Offering also includes an over-subscription privilege, which entitles each rights holder that exercises all of its basic subscription privilege in full, to the right to purchase additional shares of common stock that remain unsubscribed at the expiration of the rights offering, subject to the availability and pro rata allocation of shares among persons exercising this over-subscription right.

On April 30, 2010, the Company entered into Amendment No. 2 (the “Rights Amendment”) to the Rights Agreement, dated as of October 1, 2001, as amended, between the Company and Computershare Trust Company, N.A. (formerly known as Equiserve Trust Company, N.A) as Rights Agent (the “Rights Agreement”).  The Rights Amendment amends certain sections and definitions of the Rights Agreement to render the Rights Agreement inapplicable to the Stockholders as a result of the issuance of Rights in the Rights Offering.  In all other respects, the Rights Agreement remains in full force and effect.

Evaluation of Subsequent Events

Subsequent events have been evaluated through the date the accompanying condensed consolidated financial statements were issued.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part 1, Item 1 of this Report.  The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock.  We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2009.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, and any documents incorporated herein by reference may contain, forward-looking statements that involve risks and uncertainties. When used in this document, the words, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “expect” and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements as a result of risk factors including those set forth in this report and in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

TranSwitch provides a family of communications processors designed specifically for the broadband CPE applications, combining voice-over-IP, data routing and security functions in a single highly integrated device that meets the stringent cost-performance and low power consumption demands of this market segment.  Our customers for these products include ZTE, SK-Telesys, and OKI Networks as well as domestic Chinese equipment manufacturers such as Allywll and GK-Tel who are developing equipment for China Telecom and China Mobile.

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

During the quarter ended March 31, 2010, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2009.

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

	Three Months Ended March 31,
	2010	2009
Net revenues:
Product revenues	93%	90%
Service revenues	7%	10%
Total net revenues	100%	100%
Cost of revenues:
Product cost of revenues	41%	36%
Provision for excess and obsolete inventories	2%	1%
Service cost of revenues	4%	4%
Total cost of revenues	47%	41%
Gross profit	53%	59%
Operating expenses:
Research and development	32%	40%
Marketing and sales	14%	20%
General and administrative	14%	15%
Restructuring and asset impairment charges (credits), net	3%	(43)%
Total operating expenses	63%	32%
Operating (loss) income	(10)%	27%

Net Revenues

We have two product line categories: Network Infrastructure and Customer Premises Equipment (CPE). Our Network Infrastructure product lines include our Optical Transport, Carrier Ethernet, Media Gateway using VoIP Technology and Broadband Access product lines and some Non-Telecommunications related infrastructure products. The Optical Transport products are incorporated into OEM systems that improve the efficiency of fiber optic networks for packetized data traffic, thereby increasing the overall network capacity. Our Media Gateway/VoIP products provide Voice-over-IP and other packet processing functionality in a variety of equipment types deployed in wireless and wire-line carrier networks as well as in enterprise networks.  These equipments include large capacity media gateways in the core of the network, small-medium capacity access gateways in the ‘last-mile’ section of the network and customer premise equipment for business and residential subscribers. The Broadband Access product line is incorporated into equipment that provides high speed connections to subscribers using fiber (FTTx) or DSL technology, enabling telecommunications service providers to support next generation voice, data and video services. The Carrier Ethernet product line facilitates the transition of existing networks based legacy voice oriented technologies to Ethernet technology which is more suitable and efficient for supporting next generation converged video, data and voice services. The Non-Telecommunications product line consists of non-telecommunications ASIC products. Our CPE product line category includes Multi-Service Communications Processors used in broadband modems or to be added as part of a small office, home office, or SOHO, network and HDMI, DisplayPort and Ethernet IP Cores which have been incorporated into a number of consumer electronics and PC appliances.

The following table summarizes our net revenue mix by product line category:

(Tabular dollars in thousands)	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	Revenues	Percent of Total Revenues	Revenues	Percent of Total Revenues	Percentage Increase (Decrease) in Revenues
Network Infrastructure	$8,398	66%	$8,844	62%	(5)%

Customer Premises Equipment	4,408	34%	5,403	38%	(18)%

Total	$12,806	100%	$14,247	100%	(10)%

Total net revenues for the three months ended March 31, 2010 were $12.8 million as compared to $14.2 million for the three months ended March 31, 2009, a decrease of $1.4 million or 10%. Our Network Infrastructure revenues decreased approximately 5% for the three months ended March 31, 2010 as compared to the same period in 2009. This decrease was a result of lower sales of our L3M, Phast-1, E1Mx16, E1Mx21 and ASPEN Express products which were partially offset by increased sales of some of our Carrier Ethernet products (EtherMap family and TEMx28) and our ASIC products.  Our CPE revenues decreased approximately 18% for the three months ended March 31, 2010 as compared to the same period in 2009.  This decrease was attributable to decreased sales of our Atlanta products (VOIP communication processors) and decreased service revenues partially offset by increased sales from our Mustang (gigabit Ethernet passive optical) product line.

International net revenues represented approximately 76% of net revenues for the three months ended March 31, 2010 as compared to 70% for the three months ended March 31, 2009.

Gross Profit

Total gross profit for the three months ended March 31, 2010 decreased by approximately $1.6 million or 19% from the comparable period of the prior year. The decrease in gross profit was primarily the result of decreased revenues. The total gross profit as a percentage of revenue was 53% and 58% for the three months ended March 31, 2010 and 2009, respectively. The year over year reduction in gross margin percentage was mostly attributable to an unfavorable product mix and higher inventory write-off provisions during 2010 as compared to 2009.

During the three months ended March 31, 2010 and 2009, gross profit was affected favorably in the amount of $0.1 million and $0.3 million, respectively, from the sales of products that had previously been written down. Also during the three months ended March 31, 2010 and 2009, we recorded provisions for excess and obsolete inventories in the amount of $0.3 million and $0.2 million, respectively. These charges had a negative impact on our gross profit.

We anticipate that gross profit will continue to be impacted by fluctuations in the volume and mix of our product shipments as well as material costs, yield and the fixed cost absorption of our product operations.

Research and Development

Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to electronic design automation tools, subcontracting and fabrication costs, depreciation and amortization, and facilities expenses.  During the quarter ended March 31, 2010, research and development expenses decreased $1.6 million, or 28% over the comparable period of 2009. This decrease was a result of decreased subcontracting and fabrication costs, decreased depreciation and decreases in salaries and employee related costs as a result of workforce reductions and other cost cutting measures that were implemented in the first quarter of 2010.

We will continue to closely monitor both our costs and our revenue expectations in future periods.  We will continue to concentrate our spending in this area to meet our customer requirements and respond to market conditions.

Marketing and Sales

Marketing and sales expenses consist primarily of personnel-related expenses, trade show expenses, travel expenses and facilities expenses.  Marketing and sales expenses for the three months ended March 31, 2010 decreased by $1.0 million or 35% as compared to the three months ended March 31, 2009.  This decrease was a result of lower salaries and employee related expenses due to a lower headcount in 2010 as compared to 2009 and lower commissions due to lower revenue for the three month period ended March 31, 2010 as compared to the same period in 2009.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, professional and legal fees, insurance and facilities expenses.  General and administrative expenses for the three months ended March 31, 2010 decreased by $0.3 million or 16% as compared to the comparable period in 2009.  This decrease was a result of lower employee related expenses and decreased professional fees.

Restructuring and Asset Impairment Charges, net

During the three months ended March 31, 2010 and 2009, we recorded net restructuring charges of approximately $0.4 million and net restructuring credits of $6.2 million, respectively.

The net restructuring charges of $0.4 million for the three months ended March 31, 2010 are primarily for employee termination benefits related to workforce reductions of approximately 17 positions that occurred during the quarter.

The net restructuring credit of approximately $6.2 million for the three month period ended March 31, 2009 includes the reversal of previously accrued restructuring charges as the result of a sublease agreement we entered into in March 2009 for unused space in our Shelton, Connecticut location.

Interest Expense, net

Interest expense, net was relatively flat in the first quarter of 2010 as compared to the first quarter of 2009. Interest income decreased slightly as a result of lower market yields due to decreased interest rates and lower cash and investment balances. At March 31, 2010 and 2009, the effective interest rate on our interest-bearing securities was approximately 0.4% and 1.3%, respectively.  Interest expense also decreased due to lower debt balances resulting from principal payments made on our 2011 Notes.

Income Tax Expense

For the three months ended March 31, 2010 and 2009, income tax expense was $0.1 million and $0.2 million, respectively. The amounts that were recorded reflect income taxes on the earnings of certain of our foreign subsidiaries.

During the three months ended March 31, 2010 and 2009, we evaluated our deferred income tax assets as to whether it is “more likely than not” that the deferred income tax assets will be realized. In our evaluation of the realizability of deferred income tax assets, we consider projections of future taxable income, the reversal of temporary differences and tax planning strategies. We have evaluated and determined that it is not “more likely than not” that all of the deferred income tax assets will be realized. Accordingly, a valuation allowance was recorded for all of our domestic net deferred income tax assets. In future periods, we will not recognize a deferred tax benefit and will maintain a deferred tax valuation allowance until we achieve sustained U.S. taxable income.  Additionally, in the future, we expect our current income tax expense to be related to taxable income generated by our foreign subsidiaries.

Other Income

For the three months ended March 31, 2010 and 2009, other income was $0.1 million and $0.5 million, respectively.  The other income was primarily due to unrealized exchange rate gains which are recorded for the translation of our intercompany loan balances with our wholly owned subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010 and December 31, 2009, we had total cash, cash equivalents and restricted cash balances of approximately $7.7 million and $5.1 million, respectively. This is our primary source of liquidity, as we are not currently generating any significant positive cash flow from our operations. A summary of our cash, cash equivalents, restricted cash and investments in marketable securities and future commitments are detailed as follows:

Cash, Cash Equivalents, Restricted Cash and Short-term Investments in Marketable Securities

As of March 31, 2010, we had cash, cash equivalents and restricted cash of approximately $7.7 million. Our primary source of liquidity is cash, cash equivalents, restricted cash, credit facility agreement and the sales of common stock.

On December 31, 2009, we entered into a Common Stock Purchase Agreement (the "Common Stock Purchase Agreement") with Seaside 88, LP, a Florida limited partnership ("Seaside"), relating to the offering and sale (the "Offering") of up to 1,950,000 shares (the "Shares") of the Company's common stock. The Common Stock Purchase Agreement requires the Company to issue and sell, and Seaside to purchase, up to 75,000 shares of Common Stock once every two (2) weeks, subject to the satisfaction of customary closing conditions, beginning on January 4, 2010 and ending on or about the date that is fifty (50) weeks subsequent to closing.  During the three months ended March 31, 2010, the Company has had 7 closings with Seaside and has sold 525,000 shares of stock to Seaside for net proceeds of approximately $0.9 million.

On March 12, 2010 we entered into a new credit facility agreement with Bridge Bank N.A., a subsidiary of Bridge Capital Holdings. The facility is for up to $5.0 million with availability determined by the Company’s outstanding accounts receivable. The line bears interest at the lender’s prime rate plus 2.5 percent and matures on March 12, 2011. We had no borrowings from this facility during the three months ended March 31, 2010.

We continued to reduce expenses in the first quarter of 2010 as we implemented a restructuring plan that included the elimination of approximately 17 positions. We believe that we have reduced our anticipated operating expenses to the point where we can break-even on an operating income basis, excluding stock compensation costs and amortization of purchased intangibles, at the rate of sales of $13.0 million per quarter. Also, we intend to continue to assess our cost structure in relationship to our revenue levels and to make appropriate adjustments to expense levels as required. None-the-less, we believe that our existing cash and cash equivalents and a bank financing facility will be sufficient to fund operating activities and capital expenditures, and provide adequate working capital through at least the next twelve months.

On May 4, 2010, we initiated a Rights Offering to all holders of shares of our common stock as of April 29, 2010, with the intent to raise up to $10.0 million to provide additional liquidity.  The Rights Offering allows such stockholders to purchase up to an aggregate of 4,153,883 shares of our common stock at a price of $2.40 per share.

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

A summary of the net change in total cash and investments follows:

(in thousands)
	March 31, 2010	December 31, 2009	Change	March 31, 2009	December 31, 2008	Change
Cash and cash equivalents	$5,937	$2,343	$3,594,	$4,274	$7,462	$	(3,188)
Restricted cash	1,762	2,732	(970)	4,852	4,852		-
Short term investments	—	——	—	1,959	2,970		(1,011)
Total cash and investments	$7,699	$5,075	$2,624	$11,085	$15,284	$	(4,199)

Effect of Exchange Rates and Inflation: Exchange rates and inflation have not had a significant impact on our operations or cash flows.

Commitments and Significant Contractual Obligations

There have been no material changes to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission on March 16, 2010. Additional comments related to our contractual obligations are presented below.

We have existing commitments to make future interest payments on the 2011 Notes and to pay principal on a monthly basis until September 2011. Over the remaining life of the outstanding 2011 Notes, we expect to accrue and pay approximately $0.3 million in interest.

We have outstanding operating lease commitments of approximately $26.7 million, payable over the next eight years. Some of these commitments are for space that is not being utilized and, for which we recorded restructuring charges in prior periods. We are in the process of trying to sublease additional excess space but it is unlikely that any sublease income generated will offset the entire future commitment. As of March 31, 2010, we have sublease agreements totaling approximately $10.9 million to rent portions of our excess facilities over the next five years.  We currently believe that we can fund these lease commitments in the future; however, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

We also have pledged approximately $1.8 million at March 31, 2010 and $2.7 at December 31, 2009 as collateral for stand-by letters of credit that guarantee certain long-term property lease obligations and to support customer credit requirements. This $1.8 million at March 31, 2010 and $2.7 million at December 31, 2009 was in our bank accounts and is included in our restricted cash.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

During the three months ended March 31, 2010, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 13, 2008 we announced that our Board of Directors authorized a stock repurchase program under which we may repurchase up to $10 million of our outstanding common stock.  The share repurchase program expired during February 2010.  The number of shares to be purchased and the timing of the purchases were based on market conditions and other factors.  The stock repurchase program did not require us to repurchase any specific dollar value or number of shares.

We did not repurchase any shares during the three months ended March 31, 2010 or 2009.

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

Exhibit 4.1
Amendment No. 2 to Rights Agreement, dated as of April 30, 2010, by and between TranSwitch Corporation and Computershare Trust Company, N.A. (previously filed as Exhibit 4.03 to the Corporation’s Form 8-A/A filed with the Commission on April 30, 2010 and incorporated herein by reference).

Exhibit 10.1
Amendment dated March 17, 2010 to the Common Stock Purchase Agreement dated December 31, 2009 by and between TranSwitch Corporation and Seaside 88, LP (previously filed as Exhibit 10.1 to TranSwitch’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 22, 2010 and incorporated herein by reference).

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

TRANSWITCH CORPORATION

May 10, 2010	/s/ Dr. M. Ali Khatibzadeh
Date	Dr. M. Ali Khatibzadeh
Chief Executive Officer and President
(Chief Executive Officer)

May 10, 2010	/s/ Robert A. Bosi
Date	Robert A. Bosi
Vice President and Chief
Financial Officer
(Chief Financial Officer)