Form 10-Q
period 2010-06-30
TRANSWITCH CORP /DE
filed 2010-08-09
CIK 944739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2010

or

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

At July 31, 2010, there were 23,313,667 shares of Common Stock, par value $.001 per share, of the Registrant outstanding.

TRANSWITCH CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended June 30, 2010

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS
TRANSWITCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$7,186	$2,343
Restricted cash	1,028	2,732
Short term investments	510	-
Accounts receivable, net	12,640	11,667
Inventories	2,709	4,183
Prepaid expenses and other current assets	2,934	2,299
Total current assets	27,007	23,224

Property and equipment, net	965	1,268
Goodwill	14,144	14,144
Other intangible assets, net	9,047	9,840
Investments in non-publicly traded companies	299	2,989
Deferred financing costs, net	253	193
Other assets	1,215	1,298

Total assets	$52,930	$52,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,243	$4,949
Accrued expenses and other current liabilities	14,845	15,977
Current portion of 5.45% Convertible Notes due 2011	5,004	5,004
Total current liabilities	23,092	25,930

Restructuring liabilities	10,278	10,593
5.45% Convertible Notes due 2011, less current portion	1,256	3,758
Total liabilities	34,626	40,281

Stockholders’ equity:
Common stock, $.001 par value: 37,500,000 and 300,000,000 shares authorized; 23,228,343 and 20,012,521 shares issued at June 30, 2010 and December 31, 2009, respectively; 23,207,549 and 19,991,727 shares outstanding at June 30, 2010 and December 31, 2009, respectively	23	20
Additional paid-in capital	390,291	382,935
Accumulated other comprehensive income – currency translation	(209)	551
Accumulated deficit	(371,683)	(370,713)
Common stock held in treasury (20,794 shares), at cost	(118)	(118)
Total stockholders’ equity	18,304	12,675
Total liabilities and stockholders’ equity	$52,930	$52,956

See accompanying notes.

TRANSWITCH CORPORATION AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues:
Product revenues	$11,881	$13,758	$23,821	$26,585
Service revenues	2,196	777	3,062	2,197
Total net revenues	14,077	14,535	26,883	28,782
Cost of revenues:
Cost of product revenues	5,331	5,566	10,559	10,746
Provision for excess and obsolete inventories	269	87	561	248
Cost of service revenues	1,001	330	1,529	926
Total cost of revenues	6,601	5,983	12,649	11,920
Gross profit	7,476	8,552	14,234	16,862
Operating expenses:
Research and development	3,636	4,292	7,708	9,935
Marketing and sales	1,914	2,723	3,732	5,541
General and administrative	2,013	1,885	3,830	4,050
Restructuring (credits) charges, net	-	(35)	402	(6,192)
Total operating expenses	7,563	8,865	15,672	13,334
Operating (loss) income	(87)	(313)	(1,438)	3,528
Other income (expense):
Impairment of investments	-	-	-	(31)
Other income (expense)	848	(739)	970	(205)
Interest:
Interest income	26	42	37	76
Interest expense	(205)	(202)	(374)	(401)
Interest expense, net	(179)	(160)	(337)	(325)
Total other income (expense), net	669	(899)	633	(561)
Income (loss) before income taxes	582	(1,212)	(805)	2,967
Income taxes	99	108	165	271
Net income (loss)	$483	$(1,320)	$(970)	$2,696

Net income (loss) per common share – basic	$0.02	$(0.07)	$(0.05)	$0.14
Net income (loss) per common share – diluted	$0.02	$(0.07)	$(0.05)	$0.13
Weighted average common shares outstanding – basic	21,510	19,903	20,926	19,888
Weighted average common shares outstanding – diluted	22,326	19,903	20,926	20,121

See accompanying notes.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)
(unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net (loss) income	$(970)	$2,696
Adjustments to reconcile net (loss) income to net cash used by operating activities:

Depreciation and amortization	1,153	1,413
Amortization of debt discount and deferred financing fees	107	115
Provision for excess and obsolete inventories	560	248
(Benefit) provision for doubtful accounts	(45)	4
Restructuring provision adjustments	409	(6,192)
Stock-based compensation expense	1,013	624
Impairment of investments	-	31
Other non cash items	-	26
Changes in operating assets and liabilities:
Accounts receivable	(928)	(1,138)
Inventories	914	152
Prepaid expenses and other assets	(552)	35
Accounts payable	(1,706)	263
Accrued expenses and other current liabilities	(687)	(760)
Restructuring liabilities	(1,169)	(3,991)

Net cash used by operating activities	(1,901)	(6,474)

Investing activities:
Capital expenditures	(54)	(322)
Investments in non-publicly traded companies	(10)	(42)
Proceeds from the sale of investments in non-publicly traded companies	2,700	-
Decrease in restricted cash	1,704	2,195
Purchases of short-term investments	(510)	-
Proceeds from sales and maturities of short-term investments	-	2,970

Net cash provided by investing activities	3,830	4,801

Financing activities:
Issuance of common stock under employee stock plans	19	11
Payments for deferred financing costs	(167)	-
Proceeds from issuance of common stock, net of fees	6,327	-
Principal payments on 5.45% Convertible Notes due 2011	(2,502)	-

Net cash provided by financing activities	3,677	11
Effect of exchange rate changes on cash and cash equivalents	(763)	162

Change in cash and cash equivalents	4,843	(1,500)
Cash and cash equivalents at beginning of period	2,343	7,462
Cash and cash equivalents at end of period	$7,186	$5,962

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
Liquidity

The Company has incurred significant operating losses and used cash in its operating activities for the past several years. Operating losses have resulted from inadequate sales levels for the cost structure. The Company made business acquisitions in three of the past four years prior to 2010 to increase revenue. In addition, the Company continued to reduce expenses during 2010 as it implemented a restructuring plan in the first quarter that included the elimination of approximately 17 positions. The Company’s management believes it now has an appropriate cost structure for its anticipated sales. Management believes that operating expenses have been reduced to the point that enables the Company to break-even on an operating income basis, excluding stock compensation costs and amortization of purchased intangibles, at the rate of sales of $13.0 million per quarter. As such, management believes that the Company will provide sufficient cash flows to fund its operations in the ordinary course of business through at least the next twelve months. Of course, there can be no assurance that the anticipated sales level will be achieved. In addition, the Company has raised a total of $6.3 million in equity in the first half of 2010 and has entered into a bank financing agreement which provides for $5 million of borrowing capacity (see Notes 14 and 16).

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable.

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

Customers that accounted for more than 10% of total accounts receivable at each period end follows:

	June 30, 2010	December 31, 2009

Customer A	15%	15%
Customer B	16%	14%
Customer C	15%	11%
Customer D	12%	11%

Short-term Investments

Short-term investments as of June 30, 2010 consist of corporate bonds which are due within one year.  Such investments are classified as held-to-maturity.  Held-to-maturity securities are those securities which the Company has both the ability and intention to hold to the respective maturity date.  Held-to-maturity securities are stated at amortized cost.  Amortized cost and accrued interest at June 30, 2010 approximate fair value.

  Reverse Stock Split

        In November 2009, the Company completed a one-for-eight reverse stock split of the Company's common stock.  Retroactive restatement has been given to all share numbers in this report, and accordingly, all amounts including per share amounts are shown on a post-split basis.

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

Note 3.  New Accounting Standards

    Recently Issued Standards

 In February 2010, the FASB issued Accounting Standards Update (ASU) 2010-09, Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on our condensed consolidated financial position or results of operations.

In March 2010, the FASB issued ASU No. 2010-17, Revenue Recognition— Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The new standard is effective for interim and annual periods beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

In October 2009, the FASB issued ASU 2009-13 Multiple Deliverable Revenue Arrangements (ASU 2009-13).  ASU 2009-13 removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures”  guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for new or materially modified arrangements for fiscal years beginning on or after June 15, 2010, and can be applied prospectively or retrospectively. The Company is currently evaluating the effect that adoption of this update will have, if any, on its condensed consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14, Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, Software-Revenue Recognition. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. This update is effective for new or materially modified arrangements for fiscal years beginning after June 15, 2010 and can be applied prospectively or retrospectively. The Company is currently evaluating the effect that adoption of this update will have, if any, on its condensed consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its interim condensed consolidated financial statements.

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

As of June 30, 2010, the Company’s financial assets included short term investments and investments in non-publicly traded companies. The Company considers net realizable value for its investments in non-publicly traded companies for purposes of determining asset impairment losses. For the three and six months ended June 30, 2010, the Company had no impairment losses on investments in non-publicly traded companies.

The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their immediate or short-term nature of the maturity. The fair value of the outstanding 2011 Notes was estimated at approximately $6.3 million as of June 30, 2010 and $8.8 million as of December 31, 2009. Fair value was estimated based on unobservable inputs, market quotes and present value calculations based upon our current estimated borrowing rates for similar types of borrowing arrangements.  The carrying value of such notes was approximately $6.3 million as of June 30, 2010 and $8.8 million as of December 31, 2009.  The fair value of short term investments was $0.5 million as of June 30, 2010 which is based on a level 2 valuation technique.

Note 5.  Stock-Based Compensation

The amount of the stock-based compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

Stock-based compensation expense follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of Sales	$26	$11	$38	$24
Research and Development	221	190	412	365
Marketing and Sales	100	38	136	81
General and Administration	254	84	427	154
Total Stock-Based Compensation	$601	$323	$1,013	$624

        During the six months ended June 30, 2010, 570,909 restricted stock units ("RSU”) were granted, 140,456 RSU were released, and 16,515 RSU were canceled, forfeited, or expired.  During the same six months there were 3,167 stock options granted, 4,049 stock options were exercised, and 270,189 stock options were canceled, forfeited or expired.

Note 6.  Income/(Loss) Per Common Share

Basic net income (loss) per common share and diluted net income per common share are computed using the weighted average common shares outstanding for the respective periods. Diluted net income per common share is computed as though all potential dilutive common shares were outstanding during the period. Dilutive securities primarily include stock options and restricted stock units.  The following table sets forth the computation of the denominators used to compute diluted net income (loss) per share.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009

Weighted average common shares used to compute basic net income (loss) per share	21,510	19,903	20,926	19,888
Dilutive effect of restricted stock units	794	0	0	185
Dilutive effect of stock options	22	0	0	48
Weighted average common shares used to compute diluted net income (loss) per share	22,326	19,903	20,926	20,121

5.45% Convertible Notes:  The effects of the 5.45% Convertible Notes are anti-dilutive for the periods presented. As such the related interest has been excluded from the numerator, also the number of shares of common stock the Convertible Notes are convertible into has been excluded from the denominator.

Restricted Stock Units: As of June 30, 2010, the Company had 1.0 million restricted stock units unvested and outstanding. All of these instruments were considered dilutive and were included in the calculation of diluted net income per share for the entire period.
As of June 30, 2009, the Company had 0.4 million restricted stock units unvested and outstanding. All of these instruments were considered dilutive and were included in the calculation of diluted net income per share for the entire period. None of the outstanding units as of June 30, 2010 or June 30, 2009 had an exercise price.

Stock Options:   As of June 30, 2010, the Company had 2.2 million stock options outstanding of which 0.5 million were used in the calculation of diluted income per share. 1.7 million stock options were excluded from the calculation because their exercise price was greater than the average stock price for the period and their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

As of June 30, 2009, the Company had 2.4 million stock options outstanding of which 0.3 million were used in the calculation of diluted income per share. 2.1 million stock options were excluded from the calculation because their exercise price was greater than the average stock price for the period and their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

Note 7.    Restricted Cash

The Company’s liquidity is affected by restricted cash balances of approximately $1.0 million as of June 30, 2010 and $2.7 million as of December 31, 2009, which are included in current assets and are not available for general corporate use.  The Company has pledged these restricted cash accounts as collateral for stand-by letters of credit that guarantee certain long-term property lease obligations and to support customer credit requirements.

Note 8.    Inventories

The components of inventories follow:

(in thousands)	June 30, 2010	December 31, 2009

Raw material	$250	$199

Work-in-process	1,305	1,188

Finished goods	1,154	2,796

Total inventories	$2,709	$4,183

          During the three months ended June 30, 2010 and 2009, gross profit was affected favorably in the amount of $0.1 million and $0.3 million, respectively, from the sales of products that had previously been written down.  During the six months ended June 30, 2010 and 2009, gross profit was affected favorably in the amount of $0.2 million and $0.6 million, respectively, from the sales of products that had previously been written down.

Note 9.     Other Intangible Assets

            Information about other intangible assets follows:

	Other Intangible Assets
	Developed Technology	Customer Relationships	Total

Balances at June 30, 2010
Cost	$3,014	$9,557	$12,571
Accumulated amortization	(979)	(2,545)	(3,524)
	$2,035	$7,012	$9,047

Balances at December 31, 2009
Cost	$3,014	$9,557	$12,571
Accumulated amortization	(752)	(1,979)	(2,731)
	$2,262	$7,578	$9,840

          Amortization expense related to “other intangible assets” for both the three months ended June 30, 2010 and 2009 was $0.4 million. Amortization expense for both the six months ended June 30, 2010 and 2009 was $0.8 million. Future estimated aggregate amortization expense for such assets as of June 30, 2010 follows: 2010 (remaining six months) - $0.8 million; 2011 - $1.6 million; 2012 - $1.2 million; 2013 - $1.2 million; 2014 - $1.1 million; 2015 - $0.9 million and thereafter - $2.2 million

Note 10.     Accrued Expenses and Other Current Liabilities

The components of accrued and other current liabilities follow:

	June 30,	December 31,
	2010	2009

Accrued and other current liabilities	$4,263	$4,939
Accrued royalties	5,607	5,578
Accrued compensation and benefits	3,341	3,264
Restructuring liabilities	1,330	1,775
Obligation under deferred revenue	304	421

Total accrued and other current liabilities	$14,845	$15,977

The Company periodically evaluates any contingent liabilities in connection with any payments to be made for any potential intellectual property infringement asserted or unasserted claims.  The Company’s accrued royalties as of June 30, 2010 and December 31, 2009 represent the contingent payments for asserted or unasserted claims that are probable of assertion as of the respective balance sheet dates based on the applicable patent law.

Note 11.    Comprehensive Loss or Income

The components of comprehensive (loss) income were as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$483	$(1,320)	$(970)	$2,696

Foreign currency translation adjustment	(713)	889	(760)	172
Total comprehensive (loss) income	$(230)	$(431)	$(1,730)	$2,868

Note 12.    Restructuring and Asset Impairment Charges

During the three and six months ended June 30, 2010, the Company recorded a net restructuring charge of approximately zero and $0.4 million, respectively.  The Company implemented a restructuring plan in the first quarter of 2010 that included a workforce reduction of approximately 17 positions primarily in the Company’s Shelton, Connecticut, Fremont, California, New Delhi, India and Bangalore, India locations.  The restructuring charges are primarily for employee termination benefits.

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

A summary of the restructuring liabilities and activity follows:

(in thousands)	Activity for the six Months Ended June 30, 2010
	Restructuring Liabilities December 31, 2009	Restructuring Charges	Cash Payments, net of Receipts on Sublease Activity	Non-cash Items	Adjustments and Changes in Estimates	Restructuring Liabilities June 30, 2010

Employee termination benefits	$243	$409	$(496)	$7	$(7)	$156

Facility lease costs	12,125	—	(673)	—	—	11,452

Totals	$12,368	$409	$(1,169)	$7	$(7)	$11,608

Note 13.    Investments in Non-Publicly Traded Companies

During the first quarter of 2010, the Company sold its investment in Opulan Technologies Corp. (“Opulan”) for $2.7 million.  The carrying value of this investment in Opulan was also $2.7 million and accordingly no gain or loss was recorded on this transaction.

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

 For the three and six months ended June 30, 2010, there were no impairment charges related to the Company’s investments in non-publicly traded companies.  For the three and six months ended June 30, 2009, the Company’s investments had impairments of zero and $0.03 million, respectively. Also during the six months ended June 30, 2010 and 2009, the Company made additional investments of approximately $0.01 million and $0.04 million, respectively.

Note 14.    Credit Facility and Convertible Notes

Credit Facility:

On March 12, 2010 the Company entered into a new credit facility agreement with Bridge Bank N.A., a subsidiary of Bridge Capital Holdings. The facility allows for borrowings up to $5.0 million determined by the Company’s outstanding accounts receivable. The agreement bears interest at the lender’s prime rate plus 2.5 percent and matures on March 12, 2011. At June 30, 2010, the Company had no outstanding borrowings under this credit facility.

Convertible Notes:

On October 26, 2009, the Company exchanged approximately $10.0 million aggregate principal amount of its unsecured 2010 Notes due September 30, 2010 for an equal principal amount of new unsecured 5.45% Convertible Notes due September 30, 2011 (the “2011 Notes”). The 2011 Notes are convertible at the option of the holder, at any time on or prior to maturity at an initial conversion ratio of 141.7911 shares per $1,000 principal amount.  If a holder of the 2011 Notes converts such notes in connection with a corporate transaction that constitutes a change in control, as defined, at any time prior to July 6, 2011, then in addition to the conversion shares, as defined, such holder is also entitled to receive upon such conversion, a make-whole payment premium in cash. Commencing on October 30, 2009, the 2011 Notes are payable in monthly principal payments of $417,000 plus interest. The Company’s future principal payments are expected to be $2.5 million for the remaining six months in 2010 and $3.8 million in 2011.The interest payments on the 2011 Notes are expected to be $0.1 million for the remaining six months in 2010 and $0.1 million in 2011.  The 2011 Notes may be paid for in shares of the Company’s common stock, solely at the Company’s option and upon the satisfaction or waiver of certain conditions.  If the Company elects to make any payment of or provision for principal in shares of its common stock, the shares to be delivered will be valued at the lower of $7.20 (subject to adjustment) or 90% of the arithmetic average of the daily volume-weighted average price of the common stock for the ten (10) consecutive trading days ending on or including the second trading day immediately preceding the applicable Interest Payment Date but; not be less than $3.60.  The Company may redeem some or all of the 2011 Notes at any time prior to maturity for cash equal to the principal amount, plus accrued and unpaid interest; provided, however, that the 2011 Notes will not be redeemable prior to maturity unless the closing price per share of the Company’s common stock exceeds 150% of the conversion price, which shall initially be $7.20, for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days immediately preceding notice to holders of such redemption.  The holders of the 2011 Notes may require the Company to repurchase the 2011 Notes upon a change in control for cash at 100% of the principal amount, plus accrued and unpaid interest.  The terms underlying the 2011 Notes contain certain customary covenants that limit, among other things, the Company’s ability to incur additional debt. The failure to comply with such covenants could cause the 2011 Notes to become due and payable immediately. As of June 30, 2010, $6.3 million of the 2011 Notes remained outstanding. Approximately $5.0 million of the 2011 Notes has been classified as short-term as of June 30, 2010.

Note 15.  Supplemental Cash Flow Information

Supplemental cash flow information follows:

(in thousands)	Six Months Ended June 30,
	2010	2009

Cash paid for interest	$268	$286

Cash paid for income taxes	$77	$75

Note 16.   Issuance of Common Stock

Rights Offering

The Company filed a Registration Statement on Form S-1 on April 13, 2010 and as amended on April 20, 2010 and declared effective by the Securities and Exchange Commission on May 3, 2010 (File No. 333-166022), pursuant to which the Company conducted a rights offering by issuing a dividend of subscription rights (the “Rights”) to all of the Company’s stockholders as of April 29, 2010 (the “Record Date”), (including any permitted transferees of such Rights, the “Stockholders”) to exercise the Rights at a price of $2.40 per share, for shares of the Company’s common stock, par value $0.001 per share (the “Rights Offering”).

Pursuant to the terms of the Rights Offering, the Company distributed to its Stockholders transferable rights to subscribe for and purchase up to an aggregate of 4,153,883 shares of its common stock.  Each stockholder of record as of the Record Date received one transferable right for every one share of common stock owned on the Record Date.  Each right entitled the stockholder to purchase 0.20 shares of common stock at a price of $2.40 per share (fractional shares were rounded up to the nearest whole share).

On June 3, 2010, as a result of the rights offering, the Company issued 2,117,236 shares of its common stock, par value $0.001 per share, to the holders of record on the Record Date who exercised their rights pursuant to the basic and over-subscription privileges and pursuant to the terms of the rights offering as described in the prospectus included in the Registration Statement on Form S-1.  Such shares of Common Stock were issued at a subscription price of $2.40 per share. The gross proceeds to the Company were approximately $5.1 million.  In addition, the Company incurred $0.4 million in costs associated with this offering.

Sale of Stock

On December 31, 2009, the Company, entered into a Common Stock Purchase Agreement (the "Common Stock Purchase Agreement") with Seaside 88, LP, a Florida limited partnership ("Seaside"), relating to the offering and sale of up to 1,950,000 shares (the "Shares") of the Company's common stock. The Common Stock Purchase Agreement required the Company to issue and sell, and Seaside to purchase, up to 75,000 shares of Common Stock once every two (2) weeks, subject to the satisfaction of customary closing conditions, beginning on January 4, 2010 and ending on or about the date that is fifty (50) weeks subsequent to closing. The offering price of the Company’s common stock at each closing was an amount equal to the lower of (i) the daily volume weighted average of actual trading prices of the common stock on the trading market (the "VWAP") for the ten consecutive trading days immediately prior to a closing date multiplied by 0.875 and (ii) the VWAP for the trading day immediately prior to a closing date multiplied by 0.90.  In the event that the 3-Day VWAP, as defined in the Common Stock Purchase Agreement, does not equal or exceed $1.00 (the "Floor"), as calculated with respect to any subsequent closing date, then such subsequent closing will not occur, and there will be one fewer subsequent closing and the aggregate number of Shares to be purchased under the Common Stock Purchase Agreement will be reduced by 75,000 shares for each subsequent closing that does not occur because the Floor has not been reached. The Common Stock Purchase Agreement was subsequently amended to provides that the Company may, upon ten days' prior written notice to Seaside, terminate the Common Stock Purchase Agreement after the eleventh  subsequent closing (i.e., after twelve closings) but prior to the twelfth  subsequent closing. The Common Stock Purchase Agreement contains representations and warranties and covenants for each party, which must be true and have been performed at each closing.

               On June 14, 2010, the Company exercised its option to terminate the Common Stock Purchase Agreement with Seaside. Prior to the termination, the Company had five closings with Seaside during the three months ended June 30, 2010 at a purchase price ranging from $1.94 to $2.51 per share and sold 375,000 shares of stock to Seaside for gross proceeds of approximately $0.8 million and incurred costs of approximately $0.1 million.  In addition, the Company had twelve closings during the six months ended June 30, 2010 at a purchase price ranging from $1.40 to $2.69 per share and sold 900,000 shares of stock to Seaside for gross proceeds of approximately $1.8 million and incurred costs of approximately $0.1 million. The proceeds have been used for general corporate purposes, which includes working capital, capital expenditures, repayment of debt, development costs, and strategic investments.

Note 17.   Income Taxes

The provision for income taxes for the three and six months ended June 30, 2010 and 2009 relates to certain of TranSwitch’s subsidiaries located in foreign jurisdictions.  The effective income tax rate differs from the U.S. federal statutory rate for the periods presented primarily due to foreign and state income taxes and increases in the valuation allowance for deferred income tax assets offset by non-deductible interest expense.

During the three and six months ended June 30, 2010 and 2009, we evaluated our deferred income tax assets as to whether it is “more likely than not” that the deferred income tax assets will be realized. In our evaluation of the realizability of deferred income tax assets, we consider projections of future taxable income, the reversal of temporary differences and tax planning strategies. We have evaluated the realizability of the deferred income tax assets and have determined that it is “more likely than not” that all of the deferred income tax assets will not be realized. Accordingly, a valuation allowance was recorded for all of our domestic net deferred income tax assets. In future periods, we will not recognize a deferred tax benefit and will maintain a deferred tax valuation allowance until we achieve sustained U.S. taxable income.  Additionally, in the future, we expect our current income tax expense to be related to taxable income generated by our foreign subsidiaries.

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

No shares were repurchased during the six months ended June 30, 2010 or 2009.

Note 19.  Other Income (Expense)

         Included in other (expense) income are unrealized exchange rate losses which are recorded for the translation of our intercompany loan balances with our wholly owned subsidiaries.

Note 20. Contingencies

In the normal course of business, we may be confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims, environmental actions or the action of various regulatory agencies. If necessary, management consults with counsel and other appropriate experts to assess any matters that arise. If, in management’s opinion, we have incurred a probable loss as set forth by accounting principles generally accepted in the United States, an estimate is made of the loss and the appropriate accounting entries are reflected in our financial statements. Except as discussed below, there are no currently pending, threatened lawsuits or claims against the Company that could have a material adverse effect on our financial position, results of operations or cash flows.  On July 29 2010, the Company was served with a complaint in connection with civil action number 10-295 in U.S. District Court for the District of Delaware, entitled Sumitomo Electric Industries, Ltd. v. TranSwitch Corporation, in which Sumitomo Electric Industries, Ltd. is claiming breach of contract by the Company and damages in an amount of at least $2,640,000 plus interest, costs and attorneys fees.  The Company believes that the claims are without merit and plans to vigorously defend against such action.

Note 21.  Evaluation of Subsequent Events

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

COMPANY OVERVIEW

TranSwitch designs, develops and supplies innovative highly-integrated semiconductor solutions that provide core functionality for voice, data and video communications equipment for network, enterprise and customer premises applications.  TranSwitch customers for these semiconductor products are the original equipment manufacturers (“OEMs”) who supply wire-line and wireless network operators who provide voice, data and video services to end users such as consumers, corporations, municipalities etc. Our system-on-a-chip products incorporate digital and mixed-signal semiconductor technology and related embedded software. In addition to our system-on-a-chip products, we have been in the business of licensing intellectual property cores to both OEMs as well as other semiconductor companies.  One new area where we have made significant progress in the past few years is in the area of licensing of our proprietary video interconnect technology that enables the transmission and reception of both HDMI and DisplayPort.  We have over 150 active customers, including the leading global equipment providers, and our products are deployed in the networks of the major service providers around the world.

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

The following provides a brief description of each of our target markets and the semiconductor solutions we provide in each of these markets:

Next Generation (Converged) Network Infrastructure:

Data and video services are the main drivers for future network infrastructure investments. Carrier Ethernet is the industry’s accepted standard technology for next-generation networks, however, a large percentage of optical network infrastructure currently in place is based on SONET/SDH technology designed and optimized for voice traffic. Our products enable a mix of voice and data traffic to be efficiently transported over existing SONET/SDH networks using a number of techniques for mapping Ethernet data into the SONET or SDH format (EoS) in accordance with recently introduced industry standards. Our products are incorporated in Optical Transport equipment, and enable the fiber optic network to transport information with improved efficiency, thus increasing the overall network capacity. We also supply products designed for use in Ethernet equipment such as carrier-grade Ethernet routers and switches.  Our products, used in such equipment, enable carriers to provide robust and differentiated services using Ethernet technology in their wide-area networks.

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

FTTH provides the highest bandwidth per subscriber, while FTTB and FTTN provide a more economical alternative.  The underlying technology for most FTTx deployments is Passive Optical Networking (PON) because it eliminates the need for active electronics in the fiber portion of the network. There are dominant variants of this technology, namely Ethernet-based PON (EPON) which has been adopted extensively in Japan and to a lesser extent in other Asian countries, and Gigabit PON (GPON) which is currently being deployed primarily in North America and is expected to be deployed in several other regions worldwide.  EPON supports data rates up to 1 Gigabit per second (Gbps) while GPON supports data rates up to 2.5 Gbps. FTTx technology provides higher speeds than DSL technology for both residential and business end users and enables service providers to offer a wider range of next generation bundled services to potentially enhance their revenue streams.

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

During the quarter ended June 30, 2010, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2009.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues:
Product revenues	84%	95%	89%	92%
Service revenues	16%	5%	11%	8%
Total net revenues	100%	100%	100%	100%
Cost of revenues:
Product cost of revenues	38%	38%	39%	37%
Provision for excess and obsolete inventories	2%	1%	2%	1%
Service cost of revenues	7%	2%	6%	3%
Total cost of revenues	47%	41%	47%	41%
Gross profit	53%	59%	53%	59%
Operating expenses:
Research and development	26%	29%	29%	35%
Marketing and sales	14%	19%	14%	19%
General and administrative	14%	13%	14%	14%
Restructuring (credits) charges, net	0%	0%	1%	(21)%
Total operating expenses	54%	61%	58%	47%
Operating (loss) income	(1)%	(2)%	(5)%	12%

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

The following table summarizes our net revenue mix by product line category:

(Tabular dollars in thousands)	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
	Revenues	Percent of Total Revenues	Revenues	Percent of Total Revenues	Percentage Decrease in Revenues

Network Infrastructure	$8,814	63%	$8,961	62%	(2)%

Customer Premises Equipment	5,263	37%	5,574	38%	(6)%

Total net revenues	$14,077	100%	$14,535	100%	(3)%

(Tabular dollars in thousands)	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	Revenues	Percent of Total Revenues	Revenues	Percent of Total Revenues	Percentage Decrease in Revenues

Network Infrastructure	$17,212	64%	$17,805	62%	(3)%

Customer Premises Equipment	9,671	36%	10,977	38%	(12)%

Total net revenues	$26,883	100%	$28,782	100%	(7)%

Total net revenues for the three months ended June 30, 2010 were $14.1 million as compared to $14.5 million for the three months ended June 30, 2009, a decrease of $0.4 million or 3%. Our Network Infrastructure revenues decrease of approximately 2% was a result of lower sales of our TEMx28, CUBIT-3D and L3M products which were partially offset by increased sales of our ASIC products.  Our CPE revenues decrease of approximately 6% was attributable to decreased sales of our Atlanta products (VOIP communication processors) partially offset by increased service revenues which includes IP licensing of our high speed interface technology.

Total net revenues for the six months ended June 30, 2010 were $26.9 million as compared to $28.8 million for the six months ended June 30, 2009, a decrease of $1.9 million or 7%. Our Network Infrastructure revenues decrease of approximately 3% was a result of lower sales of our L3M, CUBIT-3D, TEMx28 and ASPEN Express products which were partially offset by increased sales of our EtherMap family (Carrier Ethernet products) and our ASIC products.  Our CPE revenues decrease of approximately 12% was attributable to decreased sales of our Atlanta products (VOIP communication processors) partially offset by increased sales from our Mustang (gigabit Ethernet passive optical) product line and increased service revenues which includes IP licensing of our high speed interface technology.

International net revenues represented approximately 77% of net revenues for the three months ended June 30, 2010 as compared to 72% for the three months ended June 30, 2009.  Also, international net revenues represented approximately 76% of net revenues for the six months ended June 30, 2010 as compared to 71% for the six months ended June 30, 2009.

Gross Profit

Total gross profit for the three months ended June 30, 2010 decreased by approximately $1.1 million or 13% as compared to the three months ended June 30, 2009 and total gross profit for the six months ended June 30, 2010 decreased by approximately $2.6 million or 16% as compared to the six months ended June 30, 2009. The decreases in gross profit were primarily the result of a decrease in total revenues and higher costs of product revenues due to increased sales of our lower margin ASIC products. The total gross profit as a percentage of revenue was 53% and 59% for both the three and six months ended June 30, 2010 and 2009, respectively. The year over year reductions in gross margin percentage were mostly attributable to an unfavorable product mix and higher inventory write-off provisions during 2010 as compared to 2009.

During the three months ended June 30, 2010 and 2009, gross profit was affected favorably in the amount of $0.1 million and $0.3 million, respectively, from the sales of products that had previously been written down. During the six months ended June 30, 2010 and 2009, gross profit was affected favorably in the amount of $0.2 million and $0.6 million, respectively, from the sales of products that had previously been written down.

Also during the three months ended June 30, 2010 and 2009, we recorded provisions for excess and obsolete inventories in the amount of $0.3 million and $0.1 million, respectively. During the six months ended June 30, 2010 and 2009, we recorded provisions for excess and obsolete inventories in the amount of $0.6 million and $0.2 million, respectively. These excess and obsolete inventory charges had a negative impact on our gross profit.

We anticipate that gross profit will continue to be impacted by fluctuations in the volume and mix of our product shipments as well as material costs, yield and the fixed cost absorption of our product operations.

Research and Development

Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to electronic design automation tools, subcontracting and fabrication costs, depreciation and amortization, and facilities expenses.  During the three months ended June 30, 2010, research and development expenses decreased $0.7 million, or 15% over the comparable period of 2009. This decrease was a result of decreased depreciation and decreases in salaries and employee related costs as a result of workforce reductions, salary reductions and other cost cutting measures that were implemented in the first quarter of 2010.

For the six months ended June 30, 2010, research and development expenses decreased $2.2 million, or 22% over the comparable period of 2009. This decrease was a result of decreased subcontracting and fabrication costs, decreased depreciation and decreases in salaries and employee related costs as a result of workforce reductions, salary reductions and other cost cutting measures that were implemented in 2009 and the first quarter of 2010.

We will continue to closely monitor both our costs and our revenue expectations in future periods.  We will continue to concentrate our spending in this area to meet our customer requirements and respond to market conditions.

Marketing and Sales

Marketing and sales expenses consist primarily of personnel-related expenses, trade show expenses, travel expenses and facilities expenses.  Marketing and sales expenses for the three months ended June 30, 2010 decreased by $0.8 million or 30% as compared to the three months ended June 30, 2009.  This decrease was a result of lower salaries and employee related expenses due to a lower headcount in 2010 as compared to 2009, lower commissions and salary reductions.

Marketing and sales expenses for the six months ended June 30, 2010 decreased by $1.8 million or 33% as compared to the six months ended June 30, 2009.  This decrease was a result of lower salaries and employee related expenses due to a lower headcount in 2010 as compared to 2009, lower commissions and salary reductions.

 General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, professional and legal fees, insurance and facilities expenses.  General and administrative expenses for the three months ended June 30, 2010 increased by $0.1 million or 7% as compared to the comparable period in 2009.  This increase was a result of increased stock compensation expenses partially offset by salary reductions and decreased professional fees.

General and administrative expenses for the six months ended June 30, 2010 decreased by $0.2 million or 5% as compared to the comparable period in 2009. This decrease was a result of lower employee related expenses, salary reductions and decreased professional fees partially offset by increased stock compensation expenses.

Restructuring Charges, net

During the three months ended June 30, 2010 and 2009, we recorded net restructuring credits of zero and approximately $0.04 million, respectively.  During the six months ended June 30, 2010 and 2009, we recorded net restructuring charges of approximately $0.4 million and restructuring credits of $6.2 million, respectively.

The net restructuring charges of $0.4 million for the six months ended June 30, 2010 are primarily for employee termination benefits related to workforce reductions of approximately 17 positions that occurred during the first quarter of 2010.

 The net restructuring credit of approximately $6.2 million for the six month period ended June 30, 2009 includes the reversal of previously accrued restructuring charges as the result of a sublease agreement we entered into in March 2009 for unused space in our Shelton, Connecticut location.

Interest Expense, net

Interest expense, net was $0.2 million and $0.3 million for the three and six months ended June 30, 2010, respectively. These amounts were relatively flat with the comparable periods of 2009.  Interest income decreased slightly as a result of lower market yields due to decreased interest rates and lower cash and investment balances. At June 30, 2010 and 2009, the effective interest rate on our interest-bearing securities was approximately 0.9% and 0.7%, respectively.  Interest expense also decreased slightly due to lower debt balances resulting from principal payments made on our 2011 Notes.

Other Income

          For the three and six months ended June 30, 2010, other income was $0.8 million and $1.0 million, respectively.  For the three and six months ended June 30, 2009, other expense was $0.7 million and $0.2 million, respectively. The other income and expense was primarily due to both realized and unrealized exchange rate gains and losses which are recorded for the translation of our intercompany loan balances with our wholly owned subsidiaries.

Income Tax Expense

For the three months ended June 30, 2010 and 2009, income tax expense was $0.1 million. During the six months ended June 30, 2010 and 2009, income tax expense was $0.2 million and $0.3 million, respectively. The amounts that were recorded reflect income taxes on the earnings of certain of our foreign subsidiaries.

During the three and six months ended June 30, 2010 and 2009, we evaluated our deferred income tax assets as to whether it is “more likely than not” that the deferred income tax assets will be realized. In our evaluation of the realizability of deferred income tax assets, we consider projections of future taxable income, the reversal of temporary differences and tax planning strategies. We have evaluated the realizability of the deferred income tax assets, and have determined that it is “more likely than not” that all of the deferred income tax assets will not be realized. Accordingly, a valuation allowance was recorded for all of our domestic net deferred income tax assets. In future periods, we will not recognize a deferred tax benefit and will maintain a deferred tax valuation allowance until we achieve sustained U.S. taxable income.  Additionally, in the future, we expect our current income tax expense to be related to taxable income generated by our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010 and December 31, 2009, we had total cash, cash equivalents, restricted cash and short-term investment balances of approximately $8.7 million and $5.1 million, respectively. This is our primary source of liquidity, as we are not currently generating any significant positive cash flow from our operations. A summary of our cash, cash equivalents, restricted cash and investments in marketable securities and future commitments are detailed as follows:

Cash, Cash Equivalents, Restricted Cash and Short-term Investments in Marketable Securities

As of June 30, 2010, we had cash, cash equivalents, restricted cash and short term investments of approximately $8.7 million. Our primary source of liquidity is cash, cash equivalents, restricted cash, short term investments, a credit facility agreement and the sales of common stock.

During the first half of 2010 we raised approximately $1.7 million in net proceeds from the sale of 900,000 shares of our common stock at an average price of $2.01 to a limited partnership and raised $4.7 million in net proceeds by issuing 2,117,236 shares of our common stock, at $2.40 per share through a Rights Offering (see Note 16 Issuance of Common Stock in the Notes to the Unaudited Condensed Consolidated Financial Statements in Item 1 above).

We currently have a credit facility agreement with Bridge Bank N.A., a subsidiary of Bridge Capital Holdings. The facility is for up to $5.0 million with availability determined by our outstanding accounts receivable. The line bears interest at the lender’s prime rate plus 2.5 percent and matures on March 12, 2011. We have not borrowed against this facility as of the date of this report.

We continued to reduce expenses in the second quarter of 2010 as a result of the restructuring plans we implemented during 2009 and the first quarter of 2010 which included the elimination of approximately 17 positions. We believe that we have reduced our anticipated operating expenses to the point where we can break-even on an operating income basis, excluding stock compensation costs and amortization of purchased intangibles, at the rate of sales of $13.0 million per quarter. Also, we intend to continue to assess our cost structure in relationship to our revenue levels and to make appropriate adjustments to expense levels as required. None-the-less, we believe that our existing cash and cash equivalents and a bank financing facility will be sufficient to fund operating activities and capital expenditures, and provide adequate working capital through at least the next twelve months.

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

A summary of the net change in total cash and investments follows:

(in thousands)	June 30, 2010	December 31, 2009	Change	June 30, 2009	December 31, 2008	Change
Cash and cash equivalents	$7,186	$2,343	$4,843	$5,962	$7,462	$	(1,500)
Restricted cash	1,028	2,732	(1,704)	2,657	4,852		(2,195)
Short term investments	510	—	510	—	2,970		(2,970)
Total cash and investments	$8,724	$5,075	$3,649	$8,619	$15,284		$(6,665)

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

We have existing commitments to make future interest payments on the 2011 Notes and to pay principal on a monthly basis until September 2011. Over the remaining life of the outstanding 2011 Notes, we expect to accrue and pay approximately $0.2 million in interest.

We have outstanding operating lease commitments of approximately $25.1 million, payable over the next seven years. Some of these commitments are for space that is not being utilized and, for which we recorded restructuring charges in prior periods. We are in the process of trying to sublease additional excess space but it is unlikely that any sublease income generated will offset the entire future commitment. As of June 30, 2010, we have sublease agreements totaling approximately $10.3 million to rent portions of our excess facilities over the next four years.  We currently believe that we can fund these lease commitments in the future; however, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

We also have pledged approximately $1.0 million at June 30, 2010 and $2.7 at December 31, 2009 as collateral for stand-by letters of credit that guarantee certain long-term property lease obligations and to support customer credit requirements. The $1.0 million at June 30, 2010 and $2.7 million at December 31, 2009 were in our bank accounts and are included in our restricted cash.

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

During the six months ended June 30, 2010, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On July 29 2010, we were  served with a complaint in connection with civil action number 10-295 in U.S. District Court for the District of Delaware, entitled Sumitomo Electric Industries, Ltd. v. TranSwitch Corporation, in which Sumitomo Electric Industries, Ltd. is claiming breach of contract by us and damages in an amount of at least $2,640,000 plus interest, costs and attorneys fees.  We believe that the claims are without merit and plan to vigorously defend against such action.

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

Exhibit 3.2
Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to TranSwitch’s current report on Form 8-K as filed with the Securities and Exchange Commission on May 21, 2010 and incorporated herein by reference).

Exhibit 3.3
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

Exhibit 4.2
2005 Employee Stock Purchase Plan, as amended (previously filed as Exhibit 4.1 to the TranSwitch’s current report on Form 8-K as filed with the Commission on May 21, 2010 and incorporated herein by reference).

Exhibit 4.3
2008 Equity Incentive Plan, as amended (previously filed as Exhibit 4.1 to the TranSwitch’s current report on Form 8-K as filed with the Commission on May 21, 2010 and incorporated herein by reference).

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

TRANSWITCH CORPORATION

August 9, 2010	/s/ Dr. M. Ali Khatibzadeh
Date	Dr. M. Ali Khatibzadeh Chief Executive Officer and President (Chief Executive Officer)

August 9, 2010	/s/ Robert A. Bosi
Date	Robert A. Bosi Vice President and Chief Financial Officer (Chief Financial Officer)