Form 10-Q
period 2010-09-30
TRANSWITCH CORP /DE
filed 2010-11-08
CIK 944739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2010
or
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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☒ (Do not check if a smaller reporting company)

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐    No    ☒

At October 31, 2010, there were 23,356,395 shares of Common Stock, par value $.001 per share, of the Registrant outstanding.

TRANSWITCH CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended September 30, 2010

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)
	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$9,418	$2,343
Restricted cash	1,781	2,732
Short term investments	1,125	-
Accounts receivable, net	7,787	11,667
Inventories, net	2,664	4,183
Prepaid expenses and other current assets	2,520	2,299
Total current assets	25,295	23,224

Property and equipment, net	974	1,268
Goodwill	14,144	14,144
Other intangible assets, net	8,651	9,840
Investments in non-publicly traded companies	299	2,989
Deferred financing costs, net	184	193
Other assets	1,309	1,298

Total assets	$50,856	$52,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,051	$4,949
Accrued expenses and other current liabilities	13,487	15,977
Current portion of 5.45% Convertible Notes due 2011	5,009	5,004
Total current liabilities	22,547	25,930

Restructuring liabilities	10,317	10,593
5.45% Convertible Notes due 2011, less current portion	-	3,758
Total liabilities	32,864	40,281

Stockholders’ equity:
Common stock, $.001 par value: 37,500,000 and 300,000,000 shares authorized; 23,376,625 and 20,012,521 shares issued at September 30, 2010 and December 31, 2009, respectively; 23,355,831 and 19,991,727 shares outstanding at September 30, 2010 and December 31, 2009, respectively	23	20
Additional paid-in capital	390,925	382,935
Accumulated other comprehensive income – currency translation	656	551
Accumulated deficit	(373,494)	(370,713)
Common stock held in treasury (20,794 shares), at cost	(118)	(118)
Total stockholders’ equity	17,992	12,675
Total liabilities and stockholders’ equity	$50,856	$52,956

See accompanying notes.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues:
Product revenues	$11,017	$13,468	$34,838	$40,053
Service revenues	1,828	1,713	4,890	3,910
Total net revenues	12,845	15,181	39,728	43,963
Cost of revenues:
Cost of product revenues	4,941	5,967	15,500	16,713
Provision for excess and obsolete inventories	96	202	657	450
Cost of service revenues	673	881	2,202	1,807
Total cost of revenues	5,710	7,050	18,359	18,970
Gross profit	7,135	8,131	21,369	24,993
Operating expenses:
Research and development	3,714	4,349	11,422	14,284
Marketing and sales	1,938	2,575	5,670	8,116
General and administrative	1,881	1,722	5,711	5,772
Restructuring (credits) charges, net	(4)	119	398	(6,073)
Total operating expenses	7,529	8,765	23,201	22,099
Operating (loss) income	(394)	(634)	(1,832)	2,894
Other (expense) income:
Impairment of investments	-	-	-	(31)
Other (expense) income	(869)	(477)	101	(682)
Interest:
Interest income	17	31	54	107
Interest expense	(173)	(206)	(547)	(607)
Interest expense, net	(156)	(175)	(493)	(500)
Total other expense, net	(1,025)	(652)	(392)	(1,213)
(Loss) income before income taxes	(1,419)	(1,286)	(2,224)	1,681
Income taxes	392	211	557	482
Net (loss) income	$(1,811)	$(1,497)	$(2,781)	$1,199

Net (loss) income per common share – basic	$(0.08)	$(0.08)	$(0.13)	$0.06
Net (loss) income per common share – diluted	$(0.08)	$(0.08)	$(0.13)	$0.06
Weighted average common shares outstanding – basic	23,326	19,953	21,735	19,910
Weighted average common shares outstanding – diluted	23,326	19,953	21.735	20,276

See accompanying notes.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
 (unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net (loss) income	$(2,781)	$1,199
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:

Depreciation and amortization	1,691	2,060
Amortization of debt discount and deferred financing fees	176	173
Provision for excess and obsolete inventories	657	450
Benefit for doubtful accounts	(20)	(20)
Non-cash restructuring charges (credits), net	409	(6,073)
Stock-based compensation expense	1,594	906
Impairment of investments	-	31
Other non cash items	-	26
Changes in operating assets and liabilities:
Accounts receivable	3,900	(583)
Inventories	862	(959)
Prepaid expenses and other assets	(232)	101
Accounts payable	(898)	1,575
Accrued expenses and other current liabilities	(1,810)	(1,291)
Restructuring liabilities	(1,365)	(5,641)

Net cash provided (used) by operating activities	2,183	(8,046)

Investing activities:
Capital expenditures	(200)	(322)
Investments in non-publicly traded companies	(10)	(49)
Proceeds from the sale of investments in non-publicly traded companies	2,700	-
Decrease in restricted cash	951	2,042
Purchases of short-term investments	(1,125)	-
Proceeds from sales and maturities of short-term investments	-	2,970

Net cash provided by investing activities	2,316	4,641

Financing activities:
Issuance of common stock under employee stock plans	82	93
Payments for deferred financing costs	(167)	-
Proceeds from issuance of common stock, net of fees	6,317	-
Principal payments on 5.45% Convertible Notes due 2011	(3,753)	-

Net cash provided by financing activities	2,479	93
Effect of exchange rate changes on cash and cash equivalents	97	372

Change in cash and cash equivalents	7,075	(2,940)
Cash and cash equivalents at beginning of period	2,343	7,462
Cash and cash equivalents at end of period	$9,418	$4,522

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

Liquidity

The Company has incurred significant operating losses and used cash in its operating activities for the past several years. Operating losses have resulted from inadequate sales levels for the cost structure. The Company reduced operating expenses during the first nine months of 2010 as a result of the restructuring plans it implemented during 2009 and 2010. The Company believes that with the current anticipated gross profit margins and operating expenses the Company can break-even on an operating income basis, excluding stock compensation costs and amortization of purchased intangibles, at the rate of sales of $11.8 million per quarter. Also, the Company intends to continue to assess its cost structure in relationship to its revenue levels and to make appropriate adjustments to expense levels as required. Nonetheless, the Company believes that its existing cash and cash equivalents and a bank financing facility will be sufficient to fund operating activities and capital expenditures, and provide adequate working capital through at least the next twelve months. Of course, there can be no assurance that the anticipated sales level will be achieved.

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, including restricted cash, short-term investments and accounts receivable.

Cash and cash equivalents, including restricted cash, are held by high-quality financial institutions, thereby reducing credit risk concentrations. In addition, the Company limits the amount of credit exposure to any one financial institution.

The majority of the Company’s sales are to customers in the telecommunications and data communications industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Customers that accounted for more than 10% of total accounts receivable at each period end follows:

	September 30, 2010	December 31, 2009

Customer A	11%	15%
Customer B	13%	14%
Customer C	14%	11%
Customer D	12%	-
Customer E	-	11%

Short-term investments as of September 30, 2010 consist of corporate bonds which are due within one year.  Such investments are classified as held-to-maturity.  Held-to-maturity securities are those securities which the Company has both the ability and intention to hold to the respective maturity date.  Held-to-maturity securities are stated at amortized cost.  Amortized cost and accrued interest at September 30, 2010 approximate fair value.

Reverse Stock Split

In November 2009, the Company completed a one-for-eight reverse stock split of the Company's common stock.  In this report, retroactive restatement has been given to all share numbers, except shares authorized, and accordingly, all amounts including per share amounts are shown on a post-split basis.

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

In March 2010, the FASB issued ASU No. 2010-17, Revenue Recognition— Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The Company adopted this standard on July 1, 2010. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial position and results of operations.

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

As of September 30, 2010, the Company’s financial assets included short term investments and investments in non-publicly traded companies. The Company considers net realizable value for its investments in non-publicly traded companies for purposes of determining asset impairment losses. For the three and nine months ended September 30, 2010, the Company had no impairment losses on investments in non-publicly traded companies.

The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their immediate or short-term nature of the maturity. The fair value of the outstanding 2011 Notes was estimated at approximately $5.0 million as of September 30, 2010 and $8.8 million as of December 31, 2009. Fair value was estimated based on unobservable inputs, market quotes and present value calculations based upon our current estimated borrowing rates for similar types of borrowing arrangements.  The carrying value of such notes was approximately $5.0 million as of September 30, 2010 and $8.8 million as of December 31, 2009.  The fair value of short term investments was $1.1 million as of September 30, 2010 which is based on a Level 2 valuation technique. There were no short-term investments as of December 31, 2009.

Note 5.  Stock-Based Compensation

The amount of the stock-based compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

Stock-based compensation expense follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of Sales	$34	$8	$72	$32
Research and Development	195	154	607	519
Marketing and Sales	101	25	237	106
General and Administration	251	95	678	249
Total Stock-Based Compensation	$581	$282	$1,594	$906

During the nine months ended September 30, 2010, 1,039,924 restricted stock units ("RSU”) were granted, 234,169 RSU were released, and 58,652 RSU were canceled, forfeited, or expired.  During the same nine months there were 63,167 stock options granted, 12,950 stock options were exercised, and 312,165 stock options were canceled, forfeited or expired.

Note 6.  (Loss)/Income Per Common Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009

Weighted average common shares used to compute basic net (loss) income per share	23,326	19,953	21,735	19,910
Dilutive effect of restricted stock units	-	-	-	256
Dilutive effect of stock options	-	-	-	110
Weighted average common shares used to compute diluted net (loss) income per share	23,326	19,953	21,735	20,276

5.45% Convertible Notes:  The effects of the 5.45% Convertible Notes are anti-dilutive for the periods presented. As such the related interest has been excluded from the numerator, also the number of shares of common stock the Convertible Notes are convertible into has been excluded from the denominator.

Restricted Stock Units: As of September 30, 2010, the Company had 1.3 million restricted stock units unvested and outstanding. All of these instruments were considered anti-dilutive and were excluded in the calculation of diluted net income per share for the entire period.

As of September 30, 2009, the Company had 0.3 million restricted stock units unvested and outstanding. All of these instruments were considered dilutive and were included in the calculation of diluted net income per share for the entire period. None of the outstanding units as of September 30, 2010 or September 30, 2009 had an exercise price.

Stock Options:   As of September 30, 2010, the Company had 2.2 million stock options outstanding all of which were considered anti-dilutive and were excluded in the calculation of diluted net income per share for the entire period.

As of September 30, 2009, the Company had 2.3 million stock options outstanding of which 0.3 million were used in the calculation of diluted income per share. 2.0 million stock options were excluded from the calculation because their exercise price was greater than the average stock price for the period and their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

Note 7.    Restricted Cash

The Company’s liquidity is affected by restricted cash balances of approximately $1.8 million as of September 30, 2010 and $2.7 million as of December 31, 2009, which are included in current assets and are not available for general corporate use.  The Company has pledged these restricted cash accounts as collateral for stand-by letters of credit that support customer credit requirements.

Note 8.    Inventories

The components of inventories follow:

(in thousands)	September 30, 2010	December 31, 2009

Raw material	$401	$199

Work-in-process	1,225	1,188

Finished goods	1,038	2,796

Total inventories, net	$2,664	$4,183

During the three months ended September 30, 2010 and 2009, gross profit was affected favorably in the amount of $0.1 million and $0.3 million, respectively, from the sales of products that had previously been written down.  During the nine months ended September 30, 2010 and 2009, gross profit was affected favorably in the amount of $0.3 million and $0.9 million, respectively, from the sales of products that had previously been written down.

Note 9.     Other Intangible Assets

Information about other intangible assets follows:

	Other Intangible Assets
(in thousands)	Developed Technology	Customer Relationships	Total

Balances at September 30, 2010
Cost	$3,014	$9,557	$12,571
Accumulated amortization	(1,092)	(2,828)	(3,920)
	$1,922	$6,729	$8,651

Balances at December 31, 2009
Cost	$3,014	$9,557	$12,571
Accumulated amortization	(752)	(1,979)	(2,731)
	$2,262	$7,578	$9,840

Amortization expense related to “other intangible assets” for both the three months ended September 30, 2010 and 2009 was $0.4 million. Amortization expense for both the nine months ended September 30, 2010 and 2009 was $1.2 million. Future estimated aggregate amortization expense for such assets as of September 30, 2010 follows: 2010 (remaining three months) - $0.4 million; 2011 - $1.6 million; 2012 - $1.2 million; 2013 - $1.2 million; 2014 - $1.1 million; 2015 - $0.9 million and thereafter - $2.2 million

Note 10.    Accrued Expenses and Other Current Liabilities

The components of accrued and other current liabilities follow:

	September 30,	December 31,
(in thousands)	2010	2009
Accrued and other current liabilities	$3,294	$4,939
Accrued royalties	5,630	5,578
Accrued compensation and benefits	3,220	3,264
Restructuring liabilities	1,095	1,775
Obligation under deferred revenue	248	421

Total accrued and other current liabilities	$13,487	$15,977

The Company periodically evaluates any contingent liabilities in connection with any payments to be made for any potential intellectual property infringement asserted or unasserted claims.  The Company’s accrued royalties as of September 30, 2010 and December 31, 2009 represent the contingent payments for asserted or unasserted claims that are probable of assertion as of the respective balance sheet dates based on the applicable patent law.

Note 11.    Comprehensive Loss or Income

The components of comprehensive (loss) income were as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net (loss) income	$(1,811)	$(1,497)	$(2,781)	$1,199
Foreign currency translation adjustment	865	236	105	408
Total comprehensive (loss) income	$(946)	$(1,261)	$(2,676)	$1,607

Note 12.    Restructuring and Asset Impairment Charges

During the three and nine months ended September 30, 2010, the Company recorded a net restructuring charge of approximately zero and $0.4 million, respectively.  The Company implemented a restructuring plan in the first quarter of 2010 that included a workforce reduction of approximately 17 positions primarily in the Company’s Shelton, Connecticut, Fremont, California, New Delhi, India and Bangalore, India locations.  The restructuring charges are primarily for employee termination benefits.

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

A summary of the restructuring liabilities and activity follows:

(in thousands)	Activity for the Nine Months Ended September 30, 2010
	Restructuring Liabilities December 31, 2009	Restructuring Charges	Cash Payments, net of Receipts on Sublease Activity	Non-cash Items	Adjustments and Changes in Estimates	Restructuring Liabilities September 30, 2010

Employee termination benefits	$243	$409	$(627)	$10	$(10)	$25

Facility lease costs	12,125	—	(738)	—	—	11,387

Totals	$12,368	$409	$(1,365)	$10	$(10)	$11,412

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

 For the three and nine months ended September  30, 2010, there were no impairment charges related to the Company’s investments in non-publicly traded companies.  For the three and nine months ended September 30, 2009, the Company’s investments had impairments of zero and approximately $31,000, respectively. Also during the nine months ended September 30, 2010 and 2009, the Company made additional investments of approximately $10,000 and $49,000, respectively.

Note 14.    Credit Facility and Convertible Notes

Credit Facility:

On March 12, 2010 the Company entered into a credit facility agreement with Bridge Bank N.A., a subsidiary of Bridge Capital Holdings. The facility allows for borrowings up to $5.0 million determined by the Company’s outstanding eligible accounts receivable. The agreement bears interest at the lender’s prime rate plus 2.5 percent and matures on March 12, 2011. At September 30, 2010, the Company had no outstanding borrowings under this credit facility.

Convertible Notes:

On October 26, 2009, the Company exchanged approximately $10.0 million aggregate principal amount of its unsecured 2010 Notes due September 30, 2010 for an equal principal amount of new unsecured 5.45% Convertible Notes due September 30, 2011 (the “2011 Notes”). The 2011 Notes are convertible at the option of the holder, at any time on or prior to maturity at an initial conversion ratio of 141.7911 shares per $1,000 principal amount.  If a holder of the 2011 Notes converts such notes in connection with a corporate transaction that constitutes a change in control, as defined, at any time prior to July 6, 2011, then in addition to the conversion shares, as defined, such holder is also entitled to receive upon such conversion, a make-whole payment premium in cash.  Commencing on October 30, 2009, the 2011 Notes are payable in monthly principal payments of $417,000 plus interest. The Company’s future principal payments are expected to be $1.2 million for the remaining three months in 2010 and $3.8 million in 2011. The interest payments on the 2011 Notes are expected to be $60,000 for the remaining three months in 2010 and $0.1 million in 2011.  The 2011 Notes may be paid for in shares of the Company’s common stock, solely at the Company’s option and upon the satisfaction or waiver of certain conditions.  If the Company elects to make any payment of or provision for principal in shares of its common stock, the shares to be delivered will be valued at the lower of $7.20 (subject to adjustment) or 90% of the arithmetic average of the daily volume-weighted average price of the common stock for the ten (10) consecutive trading days ending on or including the second trading day immediately preceding the applicable Interest Payment Date, but not be less than $3.60.  The Company may redeem some or all of the 2011 Notes at any time prior to maturity for cash equal to the principal amount, plus accrued and unpaid interest; provided, however, that the 2011 Notes will not be redeemable prior to maturity unless the closing price per share of the Company’s common stock exceeds 150% of the conversion price, which shall initially be $7.20, for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days immediately preceding notice to holders of such redemption.  The holders of the 2011 Notes may require the Company to repurchase the 2011 Notes upon a change in control for cash at 100% of the principal amount, plus accrued and unpaid interest.  The terms underlying the 2011 Notes contain certain customary covenants that limit, among other things, the Company’s ability to incur additional debt. The failure to comply with such covenants could cause the 2011 Notes to become due and payable immediately. As of September 30, 2010, $5.0 million of the 2011 Notes remained outstanding and has been classified as short-term as of September 30, 2010.

Note 15.   Supplemental Cash Flow Information

Supplemental cash flow information follows:

(in thousands)	Nine Months Ended September 30,
	2010	2009

Cash paid for interest	$373	$569

Cash paid for income taxes	$151	$172

Note 16.   Issuance of Common Stock

Rights Offering

The Company filed a Registration Statement on Form S-1 on April 13, 2010 and as amended on April 20, 2010 and declared effective by the Securities and Exchange Commission on May 3, 2010 (File No. 333-166022), pursuant to which the Company conducted a rights offering by issuing a dividend of subscription rights (the “Rights”) to all of the Company’s stockholders as of April 29, 2010 (the “Record Date”),  to exercise the Rights at a price of $2.40 per share, for shares of the Company’s common stock, par value $0.001 per share (the “Rights Offering”).

Pursuant to the terms of the Rights Offering, the Company distributed to its Stockholders transferable rights to subscribe for and purchase up to an aggregate of 4,153,883 shares of its common stock.  Each stockholder of record as of the Record Date received one transferable right for every one share of common stock owned on the Record Date.  Each right entitled the holder thereof to purchase 0.20 shares of common stock at a price of $2.40 per share (fractional shares were rounded up to the nearest whole share).

On June 3, 2010, as a result of the rights offering, the Company issued 2,117,236 shares of its common stock, par value $0.001 per share, to the holders who exercised their rights pursuant to the basic and over-subscription privileges and pursuant to the terms of the rights offering as described in the prospectus included in the Registration Statement.  Such shares of Common Stock were issued at a subscription price of $2.40 per share. The gross proceeds to the Company were approximately $5.1 million.  In addition, the Company incurred $0.5 million in costs associated with this offering.

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

On June 14, 2010, the Company exercised its option to terminate the Common Stock Purchase Agreement with Seaside.  The Company had no closings with Seaside during the three months ended September 30, 2010. During the nine months ended September 30, 2010, the Company had twelve closings at purchase prices ranging from $1.40 to $2.69 per share and sold 900,000 shares of stock to Seaside for gross proceeds of approximately $1.8 million and incurred costs of approximately $0.1 million. The proceeds have been used for general corporate purposes, which includes working capital, capital expenditures, repayment of debt, development costs, and strategic investments.

 Note 17.   Income Taxes

The provision for income taxes for the three months ended September 30, 2010 and 2009 was $0.4 million and $0.2 million, respectively. The provision for income taxes for the nine months ended September 30, 2010 and 2009 was $0.6 million and $0.5 million, respectively. The provision for income taxes relates to certain of TranSwitch’s subsidiaries located in foreign jurisdictions.  The effective income tax rate differs from the U.S. federal statutory rate for the periods presented primarily due to foreign and state income taxes and increases in the valuation allowance for deferred income tax assets offset by non-deductible interest expense.

During the three and nine months ended September 30, 2010 and 2009, we evaluated our deferred income tax assets as to whether it is “more likely than not” that the deferred income tax assets will be realized. In our evaluation of the realizability of deferred income tax assets, we consider projections of future taxable income, the reversal of temporary differences and tax planning strategies. We have evaluated the realizability of the deferred income tax assets and have determined that it is “more likely than not” that all of the deferred income tax assets will not be realized. Accordingly, a valuation allowance was recorded for all of our domestic net deferred income tax assets. In future periods, we will not recognize a deferred tax benefit and will maintain a deferred tax valuation allowance until we achieve sustained U.S. taxable income.  Additionally, in the future, we expect our current income tax expense to be related to taxable income generated by our foreign subsidiaries.

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

No shares were repurchased during the nine months ended September 30, 2010 or 2009.

Note 19.  Other (Expense) Income

Included in other (expense) income are unrealized exchange rate losses which are recorded for the translation of our intercompany loan balances with our wholly owned subsidiaries.

Note 20. Contingencies

In the normal course of business, we may be confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims, environmental actions or the action of various regulatory agencies. If necessary, management consults with counsel and other appropriate experts to assess any matters that arise. If, in management’s opinion, we have incurred a probable loss as set forth by accounting principles generally accepted in the United States, an estimate is made of the loss and the appropriate accounting entries are reflected in our financial statements. Except as discussed below, there are no currently pending, threatened lawsuits or claims against the Company that could have a material adverse effect on our financial position, results of operations or cash flows.  On July 29, 2010, the Company was served with a complaint in connection with civil action number 10-295 in U.S. District Court for the District of Delaware, entitled Sumitomo Electric Industries, Ltd. v. TranSwitch Corporation, in which Sumitomo Electric Industries, Ltd. is claiming breach of contract by the Company and damages in an amount of at least  $2.6 million plus interest, costs and attorneys fees.  The Company believes that the claims are without merit and plans to vigorously defend against such action.

Note 21.  Evaluation of Subsequent Events

Subsequent events have been evaluated through the date the accompanying condensed consolidated financial statements were issued.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our unaudited interim condensed consolidated financial statements and the related notes thereto contained in Part 1, Item 1 of this Report.  The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock.  We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2009.

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

During the quarter ended September 30, 2010, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2009.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues:
Product revenues	86%	89%	88%	91%
Service revenues	14%	11%	12%	9%
Total net revenues	100%	100%	100%	100%
Cost of revenues:
Product cost of revenues	38%	39%	39%	38%
Provision for excess and obsolete inventories	1%	1%	2%	1%
Service cost of revenues	5%	6%	6%	4%
Total cost of revenues	44%	46%	47%	43%
Gross profit	56%	54%	53%	57%
Operating expenses:
Research and development	29%	29%	29%	33%
Marketing and sales	15%	17%	14%	18%
General and administrative	15%	11%	14%	13%
Restructuring (credits) charges, net	0%	1%	1%	(14)%
Total operating expenses	59%	58%	58%	50%
Operating (loss) income	(3)%	(4)%	(5)%	7%

Net Revenues

We have two product line categories: Network Infrastructure and Customer Premises Equipment (CPE). Our Network Infrastructure product lines include our Optical Transport, Carrier Ethernet, Media Gateway using VoIP Technology and Broadband Access product lines and some Non-Telecommunications related infrastructure products. The Optical Transport products are incorporated into OEM systems that improve the efficiency of fiber optic networks for packetized data traffic, thereby increasing the overall network capacity. Our Media Gateway/VoIP products provide Voice-over-IP and other packet processing functionality in a variety of equipment types deployed in wireless and wire-line carrier networks as well as in enterprise networks.  These equipments include large capacity media gateways in the core of the network, small-medium capacity access gateways in the ‘last-mile’ section of the network and customer premise equipment for business and residential subscribers. The Broadband Access product line is incorporated into equipment that provides high speed connections to subscribers using fiber (FTTx) or DSL technology, enabling telecommunications service providers to support next generation voice, data and video services. The Carrier Ethernet product line facilitates the transition of existing networks-based legacy voice oriented technologies to Ethernet technology which is more suitable and efficient for supporting next generation converged video, data and voice services. The Non-Telecommunications product line consists of non-telecommunications ASIC products. Our CPE product line category includes Multi-Service Communications Processors used in broadband modems or to be added as part of a small office, home office, or SOHO, network and HDMI, DisplayPort and Ethernet IP Cores which have been incorporated into a number of consumer electronics and PC appliances.

The following table summarizes our net revenue mix by product line category:

(in thousands)	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues	Percentage Decrease in Revenues
Network Infrastructure	$7,725	60%	$8,643	57%	(11)%
Customer Premises Equipment	5,120	40%	6,538	43%	(22)%
Total net revenues	$12,845	100%	$15,181	100%	(15)%

(in thousands)	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues	Percentage Decrease in Revenues
Network Infrastructure	$24,935	63%	$26,448	60%	(6)%
Customer Premises Equipment	14,793	37%	17,515	40%	(16)%
Total net revenues	$39,728	100%	$43,963	100%	(10)%

Total net revenues for the three months ended September 30, 2010 were $12.9 million as compared to $15.2 million for the three months ended September 30, 2009, a decrease of $2.3 million or 15%. Our Network Infrastructure revenues decrease of approximately 11% was a result of lower sales of our Entropia III, ASPEN Express and CUBIT-3D products which were partially offset by increased sales of our ASIC and our ENVOY CE4 products.  Our CPE revenues decrease of approximately 22% was attributable to decreased sales of our Atlanta products (VOIP communication processors) and our Mustang products (gigabit Ethernet passive optical) which were partially offset by increased sales of our HDMI  products and increased service revenues which includes IP licensing of our high speed interface technology.

Total net revenues for the nine months ended September 30, 2010 were $39.7 million as compared to $44.0 million for the nine months ended September 30, 2009, a decrease of $4.3 million or 10%. Our Network Infrastructure revenues decrease of approximately 6% was a result of lower sales of our L3M, CUBIT-3D, TEMx28 and ASPEN Express products which were partially offset by increased sales of our EtherMap family (Carrier Ethernet products) and our ASIC products.  Our CPE revenues decrease of approximately 16% was attributable to decreased sales of our Atlanta products (VOIP communication processors) which was partially offset by increased sales from our Mustang (gigabit Ethernet passive optical) product line and our HDMI products along with increased service revenues which include IP licensing of our high speed interface technology.

International net revenues represented approximately 84% of net revenues for the three months ended September 30, 2010 as compared to 71% for the three months ended September 30, 2009.  Also, international net revenues represented approximately 79% of net revenues for the nine months ended September 30, 2010 as compared to 71% for the nine months ended September 30, 2009.

Gross Profit

Total gross profit for the three months ended September 30, 2010 decreased by approximately $1.0 million or 12% as compared to the three months ended September 30, 2009 and total gross profit for the nine months ended September 30, 2010 decreased by approximately $3.6 million or 15% as compared to the nine months ended September 30, 2009. The decreases in gross profit were primarily the result of a decrease in total net revenues and higher costs of product revenues due to increased sales of our lower margin ASIC products. The total gross profit as a percentage of revenue was 56% and 54% for three months ended September 30, 2010 and 2009, respectively and 54% and 57% for the nine months ended September 30, 2010 and 2009, respectively. The changes in gross margin percentage are mostly attributable to changes in product mix. We anticipate that gross profit will continue to be impacted by fluctuations in the volume and mix of our product shipments as well as material costs, yield and the fixed cost absorption of our product operations.

During the three months ended September 30, 2010 and 2009, gross profit was affected favorably in the amount of $0.1 million and $0.3 million, respectively, from the sales of products that had previously been written down. During the nine months ended September 30, 2010 and 2009, gross profit was affected favorably in the amount of $0.3 million and $0.9 million, respectively, from the sales of products that had previously been written down.

Also during the three months ended September 30, 2010 and 2009, we recorded provisions for excess and obsolete inventories in the amount of $0.1 million and $0.2 million, respectively. During the nine months ended September 30, 2010 and 2009, we recorded provisions for excess and obsolete inventories in the amount of $0.7 million and $0.5 million, respectively. These excess and obsolete inventory charges had a negative impact on our gross profit.

Research and Development

Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to electronic design automation tools, subcontracting and fabrication costs, depreciation and amortization, and facilities expenses.  During the three months ended September 30, 2010, research and development expenses decreased $0.6 million, or 15% over the comparable period of 2009. This decrease was a result of decreased depreciation and decreases in salaries and employee related costs as a result of workforce reductions, salary reductions and other cost cutting measures that were implemented in 2009 and the first quarter of 2010.  During the three months ended September 30, 2010, expenses were also reduced by approximately $0.4 million for the reversal of a sales tax accrual for a long outstanding tax issue which was recently adjudicated in our favor. The matter related to a manufacturing exemption from sales tax which we claimed. All of these expense reductions were partially offset by increased subcontracting costs as a result of our investment in our high-speed interface product line.

For the nine months ended September 30, 2010, research and development expenses decreased $2.9 million, or 20% over the comparable period of 2009. This decrease was a result of decreased fabrication costs, decreased depreciation and decreases in salaries and employee related costs as a result of workforce reductions, salary reductions and other cost cutting measures that were implemented in 2009 and the first quarter of 2010.  During the nine months ended September 30, 2010, expenses were also reduced by approximately $0.4 million for the reversal of a sales tax accrual discussed above. All of these expense reductions were partially offset by increased subcontracting costs as a result of our investment in our high-speed interface product line.

We will continue to closely monitor both our costs and our revenue expectations in future periods.  We will continue to concentrate our spending in this area to meet our customer requirements and respond to market conditions.

Marketing and Sales

 Marketing and sales expenses consist primarily of personnel-related expenses, trade show expenses, travel expenses and facilities expenses.  Marketing and sales expenses for the three months ended September 30, 2010 decreased by $0.6 million or 25% as compared to the three months ended September 30, 2009.  This decrease was a result of lower salaries and employee related expenses and salary reductions associated with the cost cutting measures that were implemented in 2009 and the first quarter of 2010 and lower commissions due to a decrease in revenues.

Marketing and sales expenses for the nine months ended September 30, 2010 decreased by $2.4 million or 30% as compared to the nine months ended September 30, 2009. This decrease was a result of lower salaries and employee related expenses and salary reductions associated with the cost cutting measures that were implemented in 2009 and the first quarter of 2010 and lower commissions due to a decrease in revenues.

 General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, professional and legal fees, insurance and facilities expenses.  General and administrative expenses for the three months ended September 30, 2010 increased by $0.2 million or 9% as compared to the comparable period in 2009.  This increase was a result of increased stock compensation expenses partially offset by salary reductions and decreased professional fees associated with the cost cutting measures that were implemented in 2009 and the first quarter of 2010.

General and administrative expenses for the nine months ended September 30, 2010 decreased by $0.1 million or 1% as compared to the comparable period in 2009. This decrease was a result of lower employee related expenses, salary reductions and decreased professional fees associated with the cost cutting measures that were implemented in 2009 and the first quarter of 2010 partially offset by increased stock compensation expenses.

Restructuring Charges, net

During the three months ended September 30, 2010 and 2009, we recorded net restructuring credits of $4,000 and net restructuring charges of approximately $0.1 million, respectively.  During the nine months ended September 30, 2010 and 2009, we recorded net restructuring charges of approximately $0.4 million and net restructuring credits of $6.1 million, respectively.

The net restructuring charges of $0.4 million for the nine months ended September 30, 2010 are primarily for employee termination benefits related to workforce reductions of approximately 17 positions that occurred during the first quarter of 2010.

 The net restructuring credit of approximately $6.1 million for the nine month period ended September 30, 2009 includes the reversal of previously accrued restructuring charges as the result of a sublease agreement we entered into in March 2009 for unused space in our Shelton, Connecticut location.

Interest Expense, net

Interest expense, net was $0.2 million and $0.5 million for the three and nine months ended September 30, 2010, respectively. These amounts were relatively flat with the comparable periods of 2009.  Interest income will continue to fluctuate as it is affected by our cash and investment balances and the related interest rates. At September 30, 2010 and 2009, the effective interest rate on our interest-bearing securities was approximately 1.1% and 0.8%, respectively.  Interest expense decreased slightly due to lower debt balances resulting from principal payments made on our 5.45% Convertible Notes due 2011 (“2011 Notes”). The interest payments on the 2011 Notes are expected to be $60,000 for the remaining three months in 2010 and $0.1 million in 2011.

Other (Expense) Income

          For the three and nine months ended September 30, 2010, other income/expense was $0.9 million of expense and $0.1 million of income, respectively.  For the three and nine months ended September 30, 2009, other expense was $0.5 million and $0.7 million, respectively. The other income and expense was primarily due to both realized and unrealized exchange rate gains and losses which are recorded for the translation of our intercompany loan balances with our wholly owned subsidiaries.

Income Tax Expense

For the three months ended September 30, 2010 and 2009, income tax expense was $0.4 million and $0.2 million, respectively. During the nine months ended September 30, 2010 and 2009, income tax expense was $0.6 million and $0.5 million, respectively. The amounts that were recorded reflect income taxes on the earnings of certain of our foreign subsidiaries.

During the three and nine months ended September 30, 2010 and 2009, we evaluated our deferred income tax assets as to whether it is “more likely than not” that the deferred income tax assets will be realized. In our evaluation of the realizability of deferred income tax assets, we consider projections of future taxable income, the reversal of temporary differences and tax planning strategies. We have evaluated the realizability of the deferred income tax assets, and have determined that it is “more likely than not” that all of the deferred income tax assets will not be realized. Accordingly, a valuation allowance was recorded for all of our domestic net deferred income tax assets. In future periods, we will not recognize a deferred tax benefit and will maintain a deferred tax valuation allowance until we achieve sustained U.S. taxable income.  Additionally, in the future, we expect our current income tax expense to be related to taxable income generated by our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010 and December 31, 2009, we had total cash, cash equivalents, restricted cash and short-term investment balances of approximately $12.3 million and $5.1 million, respectively. This is our primary source of liquidity, as we are not currently generating any significant positive cash flow from our operations. A summary of our cash, cash equivalents, restricted cash and investments and future commitments are detailed as follows:

Cash, Cash Equivalents, Restricted Cash and Short-term Investments

As of September 30, 2010, we had cash, cash equivalents, restricted cash and short term investments of approximately $12.3 million. Our primary source of liquidity is cash, cash equivalents, restricted cash, short term investments, a credit facility agreement and the sales of common stock.

During the first nine months of 2010 we raised approximately $1.7 million in net proceeds from the sale of 900,000 shares of our common stock at an average price of $2.01 to a limited partnership and raised $4.6 million in net proceeds by issuing 2,117,236 shares of our common stock, at $2.40 per share through a Rights Offering (see Note 16 Issuance of Common Stock in the Notes to the Unaudited Condensed Consolidated Financial Statements in Item 1 above).

We currently have a credit facility agreement with Bridge Bank N.A., a subsidiary of Bridge Capital Holdings. The facility is for up to $5.0 million with availability determined by our outstanding eligible accounts receivable. The line bears interest at the lender’s prime rate plus 2.5 percent and matures on March 12, 2011. We have not borrowed against this facility as of the date of this report.

We have reduced expenses during the first nine months of 2010 as a result of the restructuring plans we implemented during 2009 and 2010. We currently believe that with our anticipated gross profit margins and operating expenses we can break-even on an operating income basis, excluding stock compensation costs and amortization of purchased intangibles, at the rate of sales of $11.8 million per quarter. Also, we intend to continue to assess our cost structure in relationship to our revenue levels and to make appropriate adjustments to expense levels as required. Nonetheless, we believe that our existing cash and cash equivalents and a bank financing facility will be sufficient to fund operating activities and capital expenditures, and provide adequate working capital through at least the next twelve months.

If our existing resources, including our bank financing facility, and cash generated from operations are insufficient to satisfy liquidity requirements, we may seek to raise additional funds through public or private debt or equity financings.  The sale of equity or debt securities could result in additional dilution to our stockholders, could require us to pledge our intellectual property or other assets to secure the financing, or could impose restrictive covenants on us.  We cannot be certain that additional financing will be available in amounts or on terms acceptable to us, or at all.  If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could harm our business, financial condition and operating results, and/or cause us to sell assets or otherwise restructure our business to remain viable.

A summary of the net change in total cash and investments follows:

(in thousands)
	September 30, 2010	December 31, 2009	Change	September 30, 2009	December 31, 2008	Change
Cash and cash equivalents	$9,418	$2,343	$7,075	$4,522	$7,462	$(2,940)
Restricted cash	1,781	2,732	(951)	2,810	4,852	(2,042)
Short term investments	1,125	-	1,125	-	2,970	(2,970)
Total cash and investments	$12,324	$5,075	$7,249	$7,332	$15,284	$(7,952)

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

We have existing commitments to make future interest payments on the 2011 Notes and to pay principal on a monthly basis until September 2011. Over the remaining life of the outstanding 2011 Notes, we expect to accrue and pay approximately $0.1 million in interest.

We have outstanding operating lease commitments of approximately $23.8 million, payable over the next seven years. Some of these commitments are for space that is not being utilized and, for which we recorded restructuring charges in prior periods. We are in the process of trying to sublease additional excess space but it is unlikely that any sublease income generated will offset the entire future commitment. As of September 30, 2010, we have sublease agreements totaling approximately $9.3 million to rent portions of our excess facilities over the next four years.  We currently believe that we can fund these lease commitments in the future; however, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

We also have pledged approximately $1.8 million at September 30, 2010 and $2.7 at December 31, 2009 as collateral for stand-by letters of credit to support customer credit requirements. The $1.8 million at September 30, 2010 and $2.7 million at December 31, 2009 were in our bank accounts and are included in our restricted cash.

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

During the nine months ended September 30, 2010, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

TRANSWITCH CORPORATION

November 8, 2010	/s/ Dr. M. Ali Khatibzadeh
Date	Dr. M. Ali Khatibzadeh
Chief Executive Officer and President
(Chief Executive Officer)

November 8, 2010	/s/ Robert A. Bosi
Date	Robert A. Bosi
Vice President and Chief
Financial Officer
(Chief Financial Officer)