Form 10-K
period 2010-12-31
TRANSWITCH CORP /DE
filed 2011-03-15
CIK 944739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the Registrant, on June 30, 2010 was approximately $42.3 million. At March 11, 2011, as reported on the Nasdaq Capital Market, there were 23,792,650 shares of common stock, par value $.001 per share, of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference in Part III of this Form 10-K Report:

(1) Proxy Statement for the Registrant’s 2011 Annual Meeting of Shareholders—Items 10, 11, 12, 13 and 14.

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

COMPANY OVERVIEW

TranSwitch designs, develops and supplies innovative semiconductor and intellectual property (IP) solutions that provide core functionality for voice, data and video communications equipment for network, enterprise and customer premises applications.   We provide integrated multi-core network processor System-on-a-Chip (SoC) solutions and software solutions for Fixed, 3G and 4G Mobile, VoIP and Multimedia Infrastructures.  For the customer-premises market, we offer a family of communications processors that provide best-in-class performance for a range of applications and  also provide interoperable connectivity solutions that enable the distribution and presentation of high-definition (HD) content for consumer electronic, and personal computer markets.  Our intellectual property (IP) products are compliant with global industry standards such as HDMI and DisplayPort and also feature our proprietary HDP™ and AnyCable™ technologies. Overall, we have over 100 active customers, including the leading global telecom equipment providers, semiconductor and consumer product companies.

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

INDUSTRY OVERVIEW

 Investment in telecommunications infrastructure is being driven primarily by the need for higher bandwidths, more ubiquitous connectivity and more flexibility of services.  In the US, Canada and Western Europe there has been an extensive telecommunications infrastructure in place for several decades; however, this infrastructure was designed primarily for voice services, and is in dire need of replacement in order to provide the high data bandwidth and flexibility required by current and future services.  In other parts of the world, such as China and India, the need for infrastructure expansion is being driven by the rapidly expanding global economy. These infrastructure requirements are driven by substantial increases in the number of users and new bandwidth-intensive computing and communications applications, such as web-based commerce, streaming audio and video, Internet Protocol television, or IPTV, and online gaming. In addition, information is increasingly available via wired and wireless 3G and 4G Mobile networks through a variety of access devices, including smart phones, wireless tablets, multimedia players, personal computers, video cameras and other handheld communication and entertainment appliances. These applications and devices are continuing to require higher and more cost-efficient data transfer rates throughout the network communications infrastructures that serve them.

Wireless networks are also being driven by new, data oriented services requiring high bandwidth.  Third generation (3G) wireless infrastructures, such as UMTS and CDMA2000, and fourth generation (4G) wireless infrastructures based on LTE and /or WiMAX will be heavily based on internet protocol and Ethernet technologies.  The convergence of the wire-line and wireless network infrastructures is underway. This convergence is driven by the desire of service providers to provide high definition multimedia content to further enhance their competitive position and profitability.

This evolution has inspired equipment manufacturers and service providers to develop and expand existing broadband communications markets and has created the need for new generations of integrated circuits in the network as well as in the interfaces to consumer products.

TELECOM INFRASTRUCTURE ENVIRONMENT

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

This evolution has inspired equipment manufacturers and service providers to enhance and expand existing broadband communications capabilities and has created the need for new generations of integrated circuits. Broadband transmission of digital information over existing infrastructure requires highly-integrated mixed-signal semiconductor products to perform critical systems functions such as complex signal processing and converting digital data to and from analog signals. Broadband communications equipment requires substantially higher levels of system performance, in terms of both speed and precision, which typically cannot be adequately addressed by traditional semiconductor products developed for low-speed transmission applications. Moreover, products that are based on multiple discrete analog and digital chipsets generally cannot achieve the cost-effectiveness, performance and reliability requirements demanded by today’s broadband marketplace. These requirements are best addressed by new generations of highly-integrated mixed-signal and digital devices that combine complex system functions within high performance circuitry and can be manufactured in high volumes using cost-effective process technologies.

TARGET MARKETS AND PRODUCTS

In addition to an extensive portfolio of standard integrated circuit products addressing voice, data, wireless and video markets, TranSwitch supplies a number of intellectual property core products for Ethernet and high definition video (HDMI and DisplayPort protocol) applications as well as custom design services. Our combination of standard products, intellectual property cores and custom design services enables us to serve our customers needs more fully. Today, we provide our products and services through a worldwide direct sales force and a worldwide network of independent distributors and sales representatives.

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

Broadband Customer Premises Equipment (CPE):

The increasing role of Broadband CPE in the delivery of modern communications services is driven directly by the deployment of broadband access networks discussed above. A single broadband connection is capable of delivering multiple services (voice, video and data) to the subscriber location in the form of a high speed packetized data stream. Equipment located at the customer premises (Broadband CPE) must then process this high speed packet data stream and deliver the various services to appliances within the home or office in the appropriate manner.  For instance, telephone (voice) service needs to be converted from packetized data using VoIP technology into its native electrical form and distributed over the internal telephone wiring or using a wireless technology such as DECT to cordless phones. Similarly, internet data traffic must be routed over Ethernet connections or WiFi to computers within the customer premises and video traffic must be routed to set-top devices or TV sets as appropriate. Increasing availability of High Definition video content is driving the need for high speed connectivity within the home. The Consumer Electronics industry standard known as High Definition Multimedia Interface (HDMI) and the related DisplayPort standard adopted by the Computer industry are the de-facto interfaces of choice. Broadband CPE equipment also provides the necessary security features such as firewall and data encryption as well as a host of other management and control functions required for interworking with the service provider’s network.

We provide high speed interface technology conforming to HDMI, DisplayPort and Ethernet standards in the form of IP cores. Our customers for this technology are other semiconductor companies who supply complementary markets such as Consumer Electronics (TV, DVR and Video Camera) and Computer equipment manufacturers.

We also provide a family of communications processors designed specifically for the broadband CPE applications, combining voice-over-IP, data routing and security functions in a single highly integrated device that meets the stringent cost-performance and low power consumption demands of this market segment.  Our customers for these products include ZTE, SK-Telesys, and OKI Networks as well as domestic Chinese equipment manufacturers such as Allywll and GK-Tel who are developing equipment for China Telecom and China Mobile.

Our Products and the Functions They Serve

Our products provide several of the key functionalities required for Converged Network Infrastructure and Broadband CPE:

1.	Converged Network Infrastructure
a)	Infrastructure VoIP Processors
b)	EoS / EoPDH Mappers and Framers
c)	Tributary Switches
d)	Carrier Ethernet Solutions
e)	FTTx Protocol Processors
f)	Access VoIP Processors
g)	Access Controller

2.	Broadband CPE
a)	Multi-Service Communications Processors
b)	Connectivity solutions - HDMI, DisplayPort, HDP™ and Ethernet IP Cores

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

In 2009 we introduced Atlanta 2000 (A2000) the flagship of our Atlanta processor line.  A2000 is a multi-core SoC supporting wire-speed Gigabit routing performance, up to eight channels of low-bit rate VoIP processing or four channels of High Definition voice processing and a rich set of data security features.  A2000 fulfills the high performance requirements for next generation residential or small business gateway appliances.  In 2010 we introduced the Atlanta 1000 (A1000) which supports a wide range of applications including voice-enabled gateway routers for home and small office use, as well as IEEE 802.11n WiFi routers.

b)   Connectivity solutions- HDMI, DisplayPort, HDP™ and Ethernet IP Cores

We are a recognized worldwide leader in the licensing of interconnect technologies.  Our intellectual property serves as a key building block for many varied semiconductor applications ranging from consumer electronics to home network equipment to industrial and automotive applications. We have been licensing interface technology since 2006 with the introduction of our MystiPHY line of Ethernet IP cores obtained through our acquisition of Mysticom Ltd.  Our Ethernet technology has been adopted and incorporated by many of the world’s leading semiconductor and equipment manufacturers. In 2008 we introduced our HD-PXL family of products addressing multimedia interconnect standards specifically addressing the HDMI and DisplayPort™ standards for consumer electronics and PC appliances. These technologies have also been licensed by some of the leading semiconductor companies serving the consumer electronics and computer equipment industry.

In 2010 we also introduced a new proprietary technology called HDP™. It is a patented technology developed for High Definition Television (HDTV) and 3-Dimensional Television (3D-TV) applications.  It combines both HDMI 1.4 and DisplayPort capability in a single circuit enabling HDTV and 3D-TV manufacturers to support either standard with a single connector.

Conceived from TranSwitch’s HDP™ technology, our HD-PXL 1.4 IP core supports aggregate data rates over 10Gbps and is designed to meet all HDMI 1.4 resolution requirements including 1080p at 60Hz, the highest resolution for 3D televisions, and 4K x 2K, the resolution required for digital theatres.  In addition, this IP core supports Ethernet over HDMI (HEC), and includes the audio return channel (ARC), which eliminates the need for separate audio cables between televisions and home entertainment systems. The result is a technology that elevates the home entertainment experience to new levels of picture quality for consumers while simplifying the overall manufacturing process for HDTV and 3D-TV manufacturers.

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

Our products are multi-million gate devices, which are implemented in 65, 130 and 180 nanometer complementary metal oxide semiconductor (CMOS) silicon technologies. They incorporate high speed mixed signal circuitry.  Some of these devices are equipped with embedded processors that provide added functionality through software.

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

Strategy

Our goal is to be the leading supplier of innovative semiconductor and intellectual property (IP) solutions that provide core functionality for voice, data and video communications equipment for network, enterprise and customer premises applications.

The key elements of our business strategy include the following:

Provide the Optimal Solutions Within Target Markets

We offer our customers unique chip sets that enable optimized performance and functionality for applications ranging from Ethernet-over-SONET mapping and framing for Optical Transport systems, voice media gateway platforms, fiber-to-the-premises applications,  home gateway/routers and consumer products  Our solutions include:

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

 Third-Party Semiconductor Fabrication

We work with select third-party foundries to produce our semiconductor devices. This approach allows us to avoid substantial capital spending, obtain competitive pricing and technologies, and retain the ability to migrate our products to new process technologies to reduce costs and optimize performance. Our design methodology enables the production of our devices at multiple foundries using well-established and proven processes. We engage foundries that are ISO 9001:2008 and ISO/TS 16949:2009 certified for quality and which use only semiconductor processes and packages that are qualified under industry-standard requirements.

Marketing and Sales

Our marketing strategy focuses on key customer relationships to promote early adoption of our technology in the products of market-leading OEMs. Through our customer sponsorship program, OEMs collaborate on product specifications and applications while participating in product testing in parallel with our own certification process. This approach accelerates our customers’ time-to-market delivery while enabling us to achieve early design wins for our products and volume forecasts for specific products from these sponsors.

Our sales strategy primarily focuses on worldwide suppliers of high-speed communications and communications-oriented equipment. These customers include telecommunications, data communications, wireless and wire-line equipment, internet access, customer premise, computing, process control, and defense equipment vendors. In addition, we target emerging technology leaders that are developing next generation solutions for the telecommunications and data communications markets. We also market our interoperable connectivity solutions to consumer electronics companies and other semiconductor companies that serve these markets.

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

We have established foreign distributors and sales representative relationships in Australia, Belgium, Brazil, Canada, China, Germany, India, Ireland, Israel, Italy, Japan, Korea, Mexico, the Scandinavian countries, Spain, Switzerland, Taiwan, Turkey and the United Kingdom. We also sell our products through domestic distributors and a network of domestic sales representatives. We have regional sales and technical support capabilities in Boston, Massachusetts; Fremont, California;  Paris, France; Rome, Italy; Berkshire, England; Hilversum, Netherlands; Brussels, Belgium; New Delhi and Bangalore, India; Shanghai and Shenzhen, P.R.C.; Seoul, Korea; Tokyo, Japan; and Taipei, Taiwan, as well as at our headquarters facility in Shelton, Connecticut. Item 1A below describes the risks attendant to the foreign operations.

Customers

We have sold our products and services to over 400 customers since shipping our first product in 1990. Our customers include public network systems OEMs that incorporate our products into telecommunications systems, WAN and LAN equipment OEMs, internet-oriented OEMs, communications test and performance measurement equipment OEMs and government, university and private laboratories that use our products in advanced public network, and WAN and LAN developments. In addition we have licensed HDMI, DisplayPort, Ethernet and other IP Cores to firms such as IBM, Intel, Samsung, Texas Instruments, Analog Devices, Philips NXP and NEC.

Historically, a small number of our customers have accounted for a substantial portion of our net revenues.  In 2010, 51% of our net revenues were from three customers.  Note 11 of the Notes to Consolidated Financial Statements provides data on major customers for the last three years.

Research and Development

We believe that the continued introduction of new products in our target markets is essential to our growth. As of December 31, 2010 we had 165 full-time employees engaged in research and product development efforts. We employ engineers who have the necessary VLSI, high speed mixed signal, firmware, software, hardware, physical design, verification, and validation expertise and development experience.  These engineers are responsible for delivering VLSI and Evaluation/Demo products for telecommunications and data communications applications.  Research and development expenditures were $16.0 million in 2010, $19.1 million in 2009, and $24.6 million in 2008.

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

Patents and Licenses

Through the end of 2010, we have been issued or became an assignee of 72 presently maintained United States patents with an additional 11 patents pending in the United States. Of that number two patents are co-assigned. For one or more of our United States patents, we have coverage in Canada, China, Taiwan, Israel, Japan, France, Germany, United Kingdom, Belgium, Italy, Sweden, Spain, and Hong Kong. Internationally, there are patents pending either in specific countries or in the European Patent Office (EPO) or under the Patent Cooperative Treaty (PCT). In addition we have lifetime licenses to use over 23 additional US patents and their foreign derivatives.

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

Manufacturing and Design Services

We produce a variety of integrated circuit (“IC”) devices utilizing the Fabless Semiconductor Model. This means that we do not own or operate any of the foundries used in the production of our devices. Rather, we contract with established independent foundries to manufacture all of our devices including silicon wafer production, package assembly and testing. In most cases we maintain a fully functional test environment for the purpose of production test development, low volume production testing, and product certification. Once the device reaches production volume, the test is transferred to a high volume, lower cost test facility. In some cases, the test development is done at the subcontractor site.

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

Our products and services can be categorized as follows:

•
 IC devices - This category covers the majority of our products. We purchase and own the unique mask sets (tools) required for the production of our silicon wafers. We then purchase the wafers from the foundry as needed which are shipped directly to one of our wafer sort or assembly partners. They are then stored until we issue an assembly or test release based on demand. We use a variety of assembly and test suppliers to complete the production process. We have supplier agreements in place with most of these suppliers including Taiwan Semiconductor (TSMC), Global Foundries and IBM for wafers and Amkor and STATS ChipPAC for assembly and test.  For some of our devices, we purchase the product in its final form. In these cases, the supplier fabricates the wafers and manages the work in process including assembly and test. Kawasho Semiconductor Corp. is an example of a turnkey supplier where we are delivered fully tested and functional product.

•
Intellectual Property Cores – We have several arrangements with foundries like TSMC and Semiconductor Manufacturing International Corporation (SMIC) for example, where we make our intellectual property cores available to our customers for design in their products. The use of these cores is strictly controlled at the foundry and we receive license fees or royalties when they are used.

•	Services – We offer design and manufacturing services to our customers. In these cases we can utilize any of our established supply chain partners or use suppliers specified by our customer.

On February 4, 2011 we signed an agreement with eSilicon Corporation to provide us with turnkey manufacturing services. Such services will include, among other things, quality and product cost management, capacity scheduling, wafer procurement, assembly, packaging, test, and delivery scheduling.

Acquisitions

While some of the next generation products we introduce are based on technologies that we develop ourselves, we have filled some of our technology and skills needs through acquisitions. The following is a table that summarizes technology and skills we obtained through acquisitions of stand-alone companies during the years 2006 through 2010.

Acquired Company	Date Acquired	Technology / Skill Acquired
Centillium Communications, Inc.	October 2008	VOIP and Optical transport
ASIC Design Center Division of Data – JCE, Ltd.	January 2007	Custom ASIC Development and Logistics
Mysticom, Ltd.	January 2006	Analog/Mixed Signal Design Resources

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

We have invested in venture capital funds as it provides us access to new technologies and relationships integral for maintaining technological advantages in the development of advanced semiconductor products.

Competition

The fabless semiconductor industry is intensely competitive and is characterized by:

•	rapid technological changes in electronic design automation tools, wafer-manufacturing technologies, process tools and alternate networking technologies;

•	rapidly changing requirements;

•	manufacturing yield problems;

•	heightened international competition in many markets; and

•	price erosion.

Our principal competitors in the communications industry are Applied Micro Circuits Corporation, Broadcom Corporation, Exar Corporation, Infineon Technologies, LSI Corporation, Mindspeed Technologies, Inc., PMC-Sierra Inc., Texas Instruments Inc., and Vitesse Semiconductor Corporation.  In addition, there are several FPGA providers such as Altera Corporation and Xilinx, Inc. which compete with us by supplying programmable products to OEMs.

Our principal competitors in the consumer interconnect product line are Silicon Image, Inc., Analog Devices, Inc., and NXP Semiconductors, NV.  Other domestic and international vendors have either entered this market or announced plans to do so.

 Employees

At December 31, 2010, we had 233 full time employees, including 165 in research and development, 27 in marketing and sales, 13 in operations and quality assurance, and 28 in administration. We have no collective bargaining agreements. We have never experienced any work stoppage and we believe our employee relations are good.

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

You may read and copy any document we file at the SEC’s Public Reference Room located at: Headquarters Office, 100F Street N.E., Room 1580, Washington, D.C. 20549, on official business days during the hours of 10am to 3pm. You can obtain information on the operation of the Public Reference Room and request copies of these documents by writing to the Public Reference Section of the SEC, 100F Street N.E., Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available at the SEC’s website at http://www.sec.gov. This website address is included in this document as an inactive textual reference only.

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

We have incurred significant losses in prior periods. Our revenues and operating results have fluctuated in the past and may fluctuate in the future and we may incur losses and negative cash flows in future periods. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products;

•	market acceptance of our products and our customers’ products;

•	our ability to develop, introduce, market and support new products and technologies on a timely basis;

•	availability and cost of products from our suppliers;

•	intellectual property disputes;

•	the timing of receipt, reduction or cancellation of significant orders by customers;

•	fluctuations in the levels of component inventories held by our customers and distributors and changes in our customers’ and distributors’ inventory management practices;

•	shifts in our product mix and the effect of maturing products;

•	the timing and extent of product development costs;

•	new product and technology introductions by us or our competitors;

•	fluctuations in manufacturing yields; and

•	significant warranty claims, including those not covered by our suppliers.

The foregoing factors are difficult to forecast, and these, as well as other factors, could materially and adversely affect our quarterly or annual operating results.

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

As of December 31, 2010, we have approximately $3.8 million in principal amount of indebtedness outstanding in the form of our 5.45% Convertible Notes due September 30, 2011 (2011 Notes).

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

We may seek to reduce our indebtedness or fund our loss operations by issuing equity securities, thereby causing dilution of our stockholders’ ownership interests.

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

           If we are unable to generate sufficient cash flows from operations to meet our anticipated needs for working capital and capital expenditures, we may need to raise additional funds.  However, events in the future may require us to seek additional capital and, if so required, that capital may not be available on terms favorable or acceptable to us, if at all.  If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of our common stock.  On October 21, 2009 we filed a shelf registration statement on Form S-3 (File No. 333-162609) (the “Shelf Registration Statement”) which was declared effective by the Securities and Exchange Commission on October 28, 2009, to sell up to $40,000,000 of our securities.   During 2010 we issued shares for proceeds to the Company in an amount of $1,809,000 worth of common stock under the Shelf registration statement. Accordingly, we have a value of $38,191,000 of shares of our common stock, which could still be issued under this arrangement.

If we raise additional funds by issuing debt, we may be limited in our success, as the terms of the 2011 Notes restrict our ability to issue debt that is senior to or pari passu with the 2011 Notes, without the consent of the holders of the 2011 Notes.

Our stock price is volatile.

The market for securities for communication semiconductor companies, including our Company, has been highly volatile. The daily closing price of our common stock has fluctuated between a low of $1.52 and a high of $15.36 (share price is reflective of the November 23, 2009 1 for 8 reverse stock split) during the period from January 1, 2007 to December 31, 2010. It is likely that the price of our common stock will continue to fluctuate widely in the future. Factors affecting the trading price of our common stock include:

•	responses to quarter-to-quarter variations in operating results;

•	announcements of technological innovations or new products by us or our competitors;

•	current market conditions in our served markets; and

•	changes in earnings estimates by analysts.

 We may have to further restructure our business.

We may have to make further restructuring changes if we do not sustain the current level of quarterly revenues. Our restructurings could result in management distractions, operational disruptions, and other difficulties. Over the past several years, we have initiated several restructuring activities in an effort to reduce operating costs. Our most recent restructuring was announced on February 8, 2011.  Employees whose positions were eliminated in connection with these restructuring activities may seek employment with our customers or competitors. Although each of our employees is required to sign a confidentiality agreement with us at the time of hire, we cannot guarantee that the confidential nature of our proprietary information will be maintained in the course of such future employment. Additionally, we cannot guarantee that we will not undertake additional restructuring activities and that of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous restructuring plans. Also, if we continue to reduce our workforce it may adversely impact our ability to respond rapidly to new growth opportunities.

We anticipate that shipments of our products to relatively few customers will continue to account for a significant portion of our total net revenues.

Historically, a relatively small number of customers have accounted for a significant portion of our total net revenues in any particular period. For the years ended December 31, 2010 and 2009, shipments to our top five customers, including sales to distributors, accounted for approximately 57% and 63% of our total net revenues, respectively. We expect that a limited number of customers may account for a substantial portion of our total net revenues for the foreseeable future.

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

During 2010, a substantial amount of our revenue was from, China, Japan, Korea, Israel and other foreign countries. We expect revenues in 2011 will be substantial concentrated in foreign markets.  All of our sales have been historically denominated in U.S. dollars and major fluctuations in currency exchange rates could materially affect our customers’ demand, thereby causing them to reduce their orders, which could adversely affect our operating results. While part of our strategy is to diversify the geographic sources of our revenues, failure to further penetrate other markets could harm our business and results of operations and subject us to increased currency risk.

If foreign exchange rates fluctuate significantly, our profitability may decline.

          We are exposed to foreign currency rate fluctuations because we incur a significant portion of our operating expenses in currencies other than U.S. dollars (mainly Indian rupees, Israeli shekels and Euros). The U.S. dollar has fluctuated significantly in 2010 and this trend may continue.

Our international business operations expose us to a variety of business risks.

Foreign markets are a significant part of our net product revenues. For the years ended December 31, 2010 and December 31, 2009 foreign shipments accounted for approximately 75% and 70%, respectively of our total net product and services revenues. We expect foreign markets to continue to account for a significant percentage of our total net product revenues. A significant portion of our total net product revenues will, therefore, be subject to risks associated with foreign markets, including the following:

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

Although substantially all of our total net product revenues to date have been denominated in U.S. dollars, the value of the U.S. dollar in relation to foreign currencies also may reduce our total net revenues from foreign customers. A substantial amount of our costs are denominated in Israeli shekels and the Indian rupees.  To the extent that we further expand our international operations or change our pricing practices to denominate prices in foreign currencies, we will expose our margins to increased risks of currency fluctuations.

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

Semiconductor design and process methodologies are subject to rapid technological change and require large expenditures for research and development. We currently manufacture our products using 65, 130 and 180 nanometer complementary metal oxide semiconductor (CMOS) processes. We continuously evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies. Other companies in the industry have experienced difficulty in transitioning to new manufacturing processes and, consequently, have suffered increased costs, reduced yields or delays in product deliveries. We believe that transitioning our products to smaller geometry process technologies will be important for us to remain competitive. We cannot be certain that we can make such a transition successfully, if at all, without delay or inefficiencies.

Our success depends on the timely development of new products, and we face risks of product development delays.

Our success depends upon our ability to develop new devices and software for existing and new markets. The development of these new devices and software is highly complex, and from time to time we have experienced delays in completing the development of new products. Successful product development and introduction depends on a number of factors, including the following:

•	accurate new product definition;
•	timely completion and introduction of new product designs;
•	availability of foundry capacity;
•	achievement of manufacturing yields; and
•	market acceptance of our products and our customers’ products.

Our success also depends upon our ability to do the following:

•	build products to applicable standards or customer specifications;
•	develop products that meet customer requirements;
•	adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully;
•	introduce new products that achieve market acceptance; and
•	develop reliable software to meet our customers’ application needs in a timely fashion.

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

We derive most of our net revenues from products for telecommunications, data and video communications applications. These markets are characterized by the following:

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

Our strategic direction has changed.  The company has gone from primarily providing VLSI infrastructure products to more customer premise VOIP based products and licensing IP cores.

As our business model changes there can be no assurances that the move to these new product lines will produce acceptable results. Moreover, any other future changes to our business may not prove successful in the short or long term due to a variety of factors, including competition, customer acceptance, demand for our products and other factors. This may cause a material negative impact on our financial results.

Our business has been and may continue to be significantly impacted by the deterioration in worldwide economic conditions, and the current uncertainty in the outlook for the global economy makes it more likely that our actual results will differ materially from expectations.

Global credit and financial markets continue to experience disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and continued uncertainty about economic stability. Despite signs of improvement, there can be no assurance that there will not be renewed deterioration in credit and financial markets and confidence in economic conditions.  These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The continued or further tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. The volatility in the credit markets has severely diminished liquidity and capital availability.

The licensing component of our business strategy increases business risk and volatility.

Part of our business strategy is to license IP through agreements with companies whereby companies incorporate our IP into their respective technologies that address certain markets. There can be no assurance that additional companies will be interested in licensing our technology on commercially favorable terms or at all. We also cannot ensure that companies who license our technology will introduce and sell products incorporating our technology, will accurately report royalties owed to us, will pay agreed upon royalties, will honor agreed upon market restrictions, will not infringe upon or misappropriate our intellectual property and will maintain the confidentiality of our proprietary information. The IP agreements are complex and depend upon many factors including completion of milestones, allocation of values to delivered items and customer acceptances. Many of these factors require significant judgments. Licensing revenue could fluctuate significantly from period to period because it is heavily dependent on a few key deals being completed in a particular period, the timing of which is difficult to predict and may not match our expectations. Because of its high margin content, the licensing mix of our revenue can have a disproportionate impact on gross profit and profitability. Also, generating revenue from these arrangements is a lengthy and complex process that may last beyond the period in which efforts begin and once an agreement is in place, the timing of revenue recognition may be dependent on customer acceptance of deliverables, achievement of milestones, our ability to track and report progress on contracts, customer commercialization of the licensed technology and other factors. Licensing that occurs in connection with actual or contemplated litigation is subject to risk that the adversarial nature of the transaction will induce non-compliance or non-payment. The accounting rules associated with recognizing revenue from these transactions are increasingly complex and subject to interpretation. Due to these factors, the amount of license revenue recognized in any period may differ significantly from our expectations.

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

We face intense competition in the semiconductor market.

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

The telecommunications and data communications industries, which are our primary target markets, are intensely competitive.  A number of our customers have internal semiconductor design or manufacturing capability with which we also compete in addition to our other competitors.  Any failure by us to compete successfully in these target markets, particularly in the communications markets, would have a material adverse effect on our business, financial condition and results of operations.

We rely on outside fabrication facilities, and our business could be hurt if our relationships with our foundry suppliers are damaged.

We do not own or operate a VLSI circuit fabrication facility. A few foundries currently supply us with all of our semiconductor device requirements. While we have had good relations with these foundries, we cannot be certain that we will be able to renew or maintain contracts with them or negotiate new contracts to replace those that expire. In addition, we cannot be certain that renewed or new contracts will contain terms as favorable as our current terms. There are other significant risks associated with our reliance on outside foundries, including the following:

•	the lack of assured semiconductor wafer supply and control over delivery schedules;
•	the unavailability of, or delays in obtaining access to, key process technologies; and
•	limited control over quality assurance, manufacturing yields and production costs.

Reliance on third-party fabrication facilities limits our ability to control the manufacturing process.

Manufacturing integrated circuits is a highly complex and technology-intensive process.  We work closely with our foundries to minimize the likelihood of reduced manufacturing yields, our foundries occasionally experience lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start-up of new process technologies. Such reduced manufacturing yields have at times reduced our operating results. A manufacturing disruption at one or more of our outside foundries, including, without limitation, those that may result from natural disasters, accidents, acts of terrorism or political instability or other natural occurrences, could impact production for an extended period of time.

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

We have been, and expect in the future to be, particularly dependent upon a limited number of foundries for our VLSI device requirements. In 2010, approximately 80% of our wafer requirements were manufactured by one foundry.  The time required to qualify alternative manufacturing sources for existing or new products could be substantial and we might not be able to find alternative manufacturing sources able to produce our VLSI devices with acceptable manufacturing yields. As a result, we expect that we could experience substantial delays or interruptions in the shipment of our products if there was a sudden increase in demand or if our foundry suppliers were to cease operations or limit our capacity.

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

Our success depends largely upon the continued service of our executive officers and technical personnel and on our ability to continue to attract, retain and motivate other qualified personnel.   As the source of our technological and product innovations, our key technical personnel represent a significant asset. The competition for such personnel can be intense in the semiconductor industry. We may also have a particularly hard time attracting and retaining key personnel during periods of poor performance and during this period following our most recent restructuring.

Our business could be harmed if we fail to integrate future acquisitions adequately.

During the past five years, we have acquired three companies, one based in the United States and two in Israel.

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

          We have outstanding operating lease commitments of approximately $22.7 million, payable over the next seven years. Some of these commitments are for space that is not being utilized and, for which, we recorded restructuring charges in prior periods. We are in the process of trying to sublease additional excess space but it is unlikely that any sublease income generated will offset the entire future commitment. As of December 31, 2010, we have sublease agreements totaling approximately $8.8 million to rent portions of our excess facilities over the next four years. We currently believe that we can fund these lease commitments in the future; however, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

Of the office space being leased in our Shelton, Connecticut location, as of December 31, 2010 approximately 124,435 square feet is considered excess, the majority of which we have taken restructuring charges for in prior years. Substantially all of this space is currently being sublet, but not for the full term that we are committed to under our lease agreements. If we are unable to re-lease this space, at similar rates, our future cash outflows would be adversely affected.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.   Properties

Our headquarters is located in a suburban office park in Shelton, Connecticut. We have additional sales offices and design centers located throughout the world. The following is a summary of our material offices and locations for which we have lease commitments:

Location	Business Use	Square Footage	Lease Expiration Dates

Shelton, Connecticut	Corporation Headquarters, Product Development, Operations, Sales, Marketing and Administration	12,461	November 2012

Herzeliya, Israel	Product Development, Sales & Service	9,688	Less than 1 Year

New Delhi, India	Product Development	16,804	January 2015

Fremont, California	Product Development, Sales, Marketing and Administration	11,222	January 31, 2014

Bangalore, India	Product Development	12,378	February 2014

Excess property:

Shelton, Connecticut	Available for Lease	124,435	November 2012—April 2017

Internationally, we lease space in Japan, China, Taiwan, France and South Korea for sales offices. Our current facilities are adequate for our needs.

Refer to Note 18—Commitments and Contingencies of our Consolidated Financial Statements for additional disclosures regarding our commitments under lease obligations. Also, refer to Note 17—Restructuring and Asset Impairment Charges in our Consolidated Financial Statements regarding our restructuring charges during fiscal years 2008 through 2010 as we have recorded charges for future rent payments relating to excess office space.

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

	High	Low

Quarter to date

First Quarter (through March 14, 2011)	$2.85	$2.00

Year ended December 31, 2010
First Quarter	$3.34	$1.52
Second Quarter	$2.95	$2.10
Third Quarter	$3.07	$2.09
Fourth Quarter	$2.73	$1.98

Year ended December 31, 2009
First Quarter	$4.00	$1.60
Second Quarter	$4.16	$2.40
Third Quarter	$6.00	$3.36
Fourth Quarter	$5.68	$1.66

As of March 2, 2011, there were approximately 141 holders of record and approximately 14,112 beneficial shareholders of our common stock.

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

We also have securities authorized for issuance under equity compensation plans. The following table provides information as of December 31, 2010 with respect to shares of our common stock that may be issued under our existing equity compensation plans, including our 1995 Fourth Amended and Restated Stock Plan (the “1995 Plan”), our 2000 Stock Option Plan (the “2000 Plan”), the 2008 Equity Incentive Plan (the “2008 Plan”), the 1995 Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan”), the 2005 Employee Stock Purchase Plan (the “Purchase Plan”) and the 1999 Stock Incentive Plan of Onex Communications Corporation (the “Onex Plan”). As of May 22, 2008, no shares are available for grant under our 1995 Plan or 2000 Plan. No shares are available under the Non-Employee Director Plan or the Onex Plan either.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities reflected in Column (a))
	(a)		(b)		(c)
Equity Compensation Plans Approved by Stockholders (1)	3,390,372	(3)(4)	$5.19	(3)	1,658,116
Equity Compensation Plans Not Approved by Stockholders (2)	264,381		$10.75		-
Total	3,654,753		$5.59		1,658,116

(1)	Consists of the 1995 Plan, the 2008 Plan, and the Purchase Plan.

(2)
Consists of the 2000 Plan and shares subject to outstanding options granted under equity compensation plans assumed by us in connection with   mergers and acquisitions of the companies which originally granted those options. No additional options may be granted under the assumed plans.

(3)
Excludes purchase rights accruing under the Purchase Plan which has a stockholder-approved reserve of 125,000 shares. Under the Purchase Plan, each eligible employee is able to purchase up to 2,000 shares of our common stock at semi-annual intervals each year at a purchase price per share equal to 85% of the lower of the fair market value of our common stock on the first or last trading day of a purchase period.

(4)	Includes restricted stock units of 1,496,868. These awards have no strike price and are issued from our 2008 Plan.

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

During the years ended December 31, 2009 and 2010, we did not repurchase any shares.

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

	Years ended December 31,
	2010	2009	2008	2007	2006
	(Amounts presented in thousands, except per share amounts)

Selected Consolidated Statements of Operations Data:

Net revenues	$49,822	$56,107	$41,934	$32,565	$38,920

Gross profit	27,798	31,484	23,894	20,171	28,174

Operating loss	(3,439)	(9,720)	(19,774)	(18,800)	(11,136)

Net loss (1)	$(4,609)	$(11,531)	$(17,046)	$(19,712)	$(10,856)

Basic and diluted net loss per common share	$(0.21)	$(0.58)	$(0.99)	$(1.19)	$(0.70)

Shares used in calculation of basic and diluted net loss per common share	22,162	19,938	17,260	16,566	15,600

	December 31,
	2010	2009	2008	2007	2006
Selected Consolidated Balance Sheets Data:
Cash, cash equivalents, restricted cash and short-term investments	$7,835	$5,075	$15,284	$34,098	$57,723
Total current assets	20,386	23,224	35,179	45,527	68,236
Working capital	1,617	(2,706)	8,708	36,867	30,323
Total non-current assets	25,432	29,732	43,248	22,060	14,420
Total assets	45,818	52,956	78,427	67,587	82,656

Convertible Notes due within one year, net of discount	3,758	5,004	—	—	28,811
Derivative liability, current	—	—	—	—	980
Total current liabilities	18,769	25,930	26,471	8,660	37,913
5.45% Convertible Notes due 2010, long-term	—	—	10,013	25,013	—
5.45% Convertible Notes due 2011, long-term	—	3,758	—	—	—
Total non-current liabilities	10,317	14,351	29,677	45,259	20,689
Total stockholders’ equity	16,732	12,675	22,279	13,668	24,054

(1)	The reported net loss for 2010, 2009, 2008, 2007 and 2006 reflects stock-based compensation expenses of $2.4 million, $1.3 million, $1.5 million, $2.0 million and $2.4 million, respectively.

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

Results of operations.    This section provides an analysis of our results of operations for the years ended December 31, 2010, 2009 and 2008. In addition, a brief description is provided of transactions and events that impact the comparability of the results.

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

OVERVIEW

TranSwitch designs, develops and supplies innovative semiconductor and intellectual property (IP) solutions that provide core functionality for voice, data and video communications equipment for network, enterprise and customer premises applications.   We provide integrated multi-core network processor System-on-a-Chip (SoC) solutions and software solutions for Fixed, 3G and 4G Mobile, VoIP and Multimedia Infrastructures.  For the customer premises market we offer a family of communications processors that provide best-in-class performance for a range of applications and  also provide interoperable connectivity solutions that enable the distribution and presentation of high-definition (HD) content for consumer electronics, and personal computer  markets.  Our intellectual property (IP) products are compliant with global industry standards such as HDMI and DisplayPort and also feature our proprietary HDP™ and AnyCable™ technologies. Overall, we have over 100 active customers, including the leading global telecom equipment providers, semiconductor and consumer product companies.

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

Our revenues were $49.8 million in 2010, $56.1 million in 2009 and $41.9 million in 2008. During 2009 we completed our integration of our acquisition of Centillium and further diversified our product portfolio to include Fiber-to-the-Home (FTTH) and VoIP solutions. The combination strengthens our leadership position in the next-generation communications semiconductor market. The combined companies have greater scale, a significantly improved expense structure and a truly global reach. In addition to growing our revenue streams, we are focusing on improving our gross margin both by reducing costs on lower margin products and working to increase sales of higher margin products.

We continued our move toward profitability by reducing our operating loss as compared to 2009 and 2008 both in dollar amount and as a percentage of revenue. This was achieved through strict cost control measures and the implementation of restructuring plans during 2009 and 2010. Also, during 2010 we reduced our notes payable from $8.8 million as of December 31, 2009 to $3.8 million as of December 31, 2010.

During the year ended December 31, 2010, we raised approximately $1.7 million in net proceeds from the sale of 900,000 shares of our common stock at an average price of $2.01 to a limited partnership and raised $4.6 million in net proceeds by issuing 2,117,236 shares of our common stock, at $2.40 per share through a Rights Offering (see Note 16 of the Notes to the Consolidated Financial Statements).

We also entered into a credit facility agreement with Bridge Bank N.A., a subsidiary of Bridge Capital Holdings on March 12, 2010. The facility is for up to $5.0 million with availability determined by our outstanding eligible accounts receivable. The line bore interest at the lender’s prime rate plus 2.5 percent and required other facility fees. We have not borrowed against this facility as of the date of this report. The credit facility matured on March 12, 2011 and we are currently under discussions with Bridge Bank to renew this credit facility.

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

(3) estimating assumptions used in the calculation of stock-based compensation;

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

We also accrue, at the time of shipment, a reduction to revenue (with a related liability) and an inventory asset against product cost of revenues in order to establish a provision for the gross margin related to future returns under our distributor stock rotation program. Such accruals related to reductions of revenue were $0.8 million, $0.6 million and less than $0.1 million at December 31, 2010, 2009 and 2008, respectively.  The accruals related to inventory assets are insignificant to our financial position and results of operations for all periods presented.  Should our actual experience differ from our estimated liabilities, there could be adjustments (either favorable or unfavorable) to our net revenues, cost of revenues and gross profits.

We warranty our products for up to one year from the date of shipment. Warranty expense is insignificant to all periods presented.

We license connectivity solutions, including HDMI, DisplayPort and Ethernet IP Cores.  Revenues from licensing arrangements generally consist of multiple elements such as license, implementation and maintenance services. The items (deliverables) included in the arrangements are evaluated to determine whether they represent separate units of accounting. We perform this evaluation at the inception of an arrangement and as we deliver each item in the arrangement.

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

There was no impairment for goodwill or long-lived assets during 2010. During the fourth quarter of 2009, impairment testing we performed indicated that the estimated fair values of two reporting units tested were less than their corresponding carrying amounts. As a result of the analyses performed, we recorded a goodwill impairment charge of $10.1 million. The impaired goodwill related to business acquisitions in 2007 and 2006.

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

Estimated Excess Inventories.     We periodically review our inventory levels to determine if inventory is stated at the lower of cost or net realizable value. The telecommunications and data communications industries have experienced a significant downturn during the past few years and, as a result, we have had to evaluate our inventory position based on known backlog of orders, projected sales and marketing forecasts, shipment activity and inventory held at our significant distributors.  We recorded charges for excess and obsolete inventories totaling approximately $0.8 million in 2010, $0.7 million in 2009 and $0.3 million in 2008.

During 2010, 2009 and 2008, we recorded net product revenues of approximately $1.2 million, $3.0 million and $4.8 million, respectively, on shipments of excess and obsolete inventory that had previously been written down to their estimated net realizable value of zero. This resulted in almost 100% gross margin on these product revenues. Had these products been sold at our historical average cost basis, gross margin on these revenues would have been 58%, 51% and 64% in 2010, 2009 and 2008 respectively. We currently do not anticipate that a significant amount of the excess and obsolete inventories subject to the write-downs described above will be used in the future based upon our current demand forecast. Should our actual future demand exceed the estimates that we used in writing down our excess and obsolete inventories, we will recognize a favorable impact to cost of revenues and gross profits. Should demand fall below our current expectations, we may record additional inventory write-downs which will result in a negative impact to cost of revenues and gross profits.

Estimated Restructuring Liabilities.    During 2010, we recorded a net restructuring charge of approximately $0.4 million.  We implemented a restructuring plan in the first quarter of 2010 that included a workforce reduction of approximately 17 positions in our Shelton, Connecticut, Fremont, California, New Delhi, India and Bangalore, India locations.  The restructuring charges are primarily for employee termination benefits.  All of the related cash expenditures were paid during 2010.  During 2009, we recorded net restructuring credits of $6.3 million related to new sublease agreements we entered into during 2009 for unused space in our Shelton, Connecticut location which were partially offset by charges related to workforce reductions and other restructuring adjustments. During 2008, we recorded restructuring charges and asset impairments totaling $3.8 million related to employee termination benefits and costs to exit certain facilities, net of sub-lease benefits. At December 31, 2010 and 2009, the restructuring liabilities were $11.2 million and $12.4 million, respectively, on our consolidated balance sheets. Restructuring liabilities at December 31, 2010 include approximately $11.2 million of liabilities for facility lease costs (Refer to Note 17 – Restructuring and Asset Impairment Charges of the Notes to Consolidated Financial Statements). These facility operating leases expire in 2017. The future cash outlays for all of our operating lease commitments are discussed in Note 18 of the Notes to Consolidated Financial Statements.  Certain assumptions are used by us to derive this estimate, including future maintenance costs, price escalation and sublease income derived from these facilities. Should we negotiate additional sublease rental income agreements or reach a settlement with our lessors to be released from our existing obligations, we could realize a favorable benefit to our results of future operations. Should future lease, maintenance or other costs related to these facilities exceed our estimates, we could incur additional expenses in future periods.

Valuation of Investments in Non-Publicly Traded Companies.     We have been making strategic equity investments in non-publicly traded companies that develop technologies that are complementary to our product road map. Depending on our level of ownership and whether or not we have the ability to exercise significant influence, we account for these investments on either the cost or equity method, and review such investments periodically for impairment. The appropriate reductions in carrying values are recorded when, and if, necessary. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, we carefully consider the investee’s cash position, projected cash flows (both short and long-term), financing needs, most recent valuation data, the current investing environment, management / ownership changes, and competition. This evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. Based on our evaluations, we recorded impairment charges related to our investments in non-publicly traded companies of zero, less than $0.1 million and zero during 2010, 2009 and 2008, respectively. Also, during the first quarter of 2010, we sold our investment in Opulan Technologies Corp. (“Opulan”) for $2.7 million.  The carrying value of this investment in Opulan was also $2.7 million and accordingly no gain or loss was recorded on this transaction.  The total investment in non-public companies was $0.3 million and $3.0 million as of December 31, 2010 and 2009, respectively. (For further discussion, please refer to Note 6 Investments in Non-Publicly Traded Companies and Venture Capital Funds in our Consolidated Financial Statements). We used the modified equity method of accounting to determine the impairment loss for certain investments, as it was determined that no better current evidence of the value of our cost method investments existed and we believe that this gives us the best basis for our estimate given the historic negative cash flows of these companies. The modified equity method of accounting results in recording an impairment loss on a cost method investment equal to the investor’s proportionate share of the investee’s losses as its contributed capital is consumed to fund operating losses of the investee from the inception of the investor’s investment.

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

	Years ended December 31,

	2010		2009		2008
Net revenues:
Product revenues	84%		90%		95%
Service revenues	16%		10%		5%

Total net revenues	100%		100%		100%
Cost of revenues:
Product cost of revenues	36%		38%		40%
Provision for excess and obsolete inventories	2%		1%		1%
Service cost of revenues	6%		5%		2%

Total cost of revenues	44%		44%		43%

Gross profit	56%		56%		57%

Operating expenses:
Research and development	32%		34%		58%
Marketing and sales	16%		19%		21%
General and administrative	15%		14%		16%
Restructuring charge and asset impairment, net	1%		6%		9%
Reversal of accrued royalties, net	(1)%		0%		0%

Total operating expenses	63%		73%		104%

Operating loss	(7	) %	(17	) %	(47)%

Comparison of Fiscal Years 2010 and 2009

Net Revenues.   We have two product line categories: Network Infrastructure and Customer Premises Equipment (CPE). Our Network Infrastructure product lines include our Optical Transport, Carrier Ethernet and Media Gateway using VoIP Technology and Broadband Access product lines. The Optical Transport products are incorporated into OEM systems that improve the efficiency of fiber optic networks for packetized data traffic, thereby increasing the overall network capacity. Our Media Gateway/VoIP products provide Voice-over-IP and other packet processing functionality in a variety of equipment types deployed in wireless and wire-line carrier networks as well as in enterprise networks.  These equipment types include large capacity media gateways in the core of the network, small-medium capacity access gateways in the ‘last-mile’ section of the network and customer premise equipment for business and residential subscribers. The Broadband Access product line is incorporated into equipment that provides high speed connections to subscribers using fiber (FTTx) or DSL technology, enabling telecommunications service providers to support next generation voice, data and video services. The Carrier Ethernet product line facilitates the transition of existing networks-based legacy voice oriented technologies to Ethernet technology which is more suitable and efficient for supporting next generation converged video, data and voice services. Our CPE product line category includes Multi-Service Communications Processors used in broadband modems or to be added as part of a small office, home office, or SOHO, network and HDMI, DisplayPort and Ethernet IP Cores which have been incorporated into a number of consumer electronics and PC appliances.

The following table summarizes our net revenue mix by product line category:

(Tabular dollars in thousands)	Year Ended December 31, 2010		Year Ended December 31, 2009
	Revenues	Percent of Total Revenues	Revenues	Percent of Total Revenues	Percentage Increase (Decrease) in Revenues

Network Infrastructure	$32,095	64%	$34,988	62%	(8)%

Customer Premises Equipment	17,727	36%	21,119	38%	(16)%

Total	$49,822	100%	$56,107	100%	(11)%

Total net revenues in 2010 were $49.8 million as compared to $56.1 million in 2009, a decrease of $6.3 million or 11%.  Our Network Infrastructure revenues decrease of approximately 8% was a result of lower sales of our L3M, CUBIT-3D, TEMx28, ASPEN Express and Entropia products due to reduced telecom infrastructure capital expenditures in the second half of 2010. This was partially offset by increased sales of our EtherMap family (Carrier Ethernet products), our ENVOY CE4 and our ASIC products.  Our CPE revenues decrease of approximately 16% was attributable to decreased sales of our Atlanta products (VOIP communication processors) and the ramping down of our Mustang (gigabit Ethernet passive optical) product line.  This reduction was partially offset by increased sales from our HDMI products along with increased service revenues which include IP licensing of our high speed interface technology.

For 2010 and 2009 international net revenues were approximately 75% and 70%, respectively, of net revenues.

As of December 31, 2010 our backlog was $7.5 million, as compared to $11.3 million as of December 31, 2009. Backlog represents firm orders anticipated to be shipped, and service revenue expected to be billed under existing contracts, during the next 12 months. Our business and, to a large extent, that of the entire communication semiconductor industry, is characterized by short-term order and shipment schedules. Since orders constituting our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty, backlog is not necessarily indicative of future revenues.

Gross Profit.  Gross profit was $27.8 million and $31.5 million for the years ended December 31, 2010 and 2009, respectively. Gross profit decreased by approximately $3.7 million for 2010 as compared to 2009 while the gross profit as a percentage of revenue was the same 56% in 2010 as it was in 2009.  The decrease in gross profit is the result of decreased product sales partially offset by increased service revenues.

During the years ended December 31, 2010 and 2009, gross profit was affected favorably in the amount of $0.5 million and $1.3 million, respectively, from the sales of products that had previously been written down to a cost basis of zero. Also during the years ended December 31, 2010 and 2009, we recorded provisions for excess and obsolete inventories in the amount of $0.8 million and $0.7 million, respectively. These charges had a negative impact on our gross profit.

We anticipate that gross profit will continue to be impacted by fluctuations in the volume and mix of our product shipments as well as material costs, yield and the fixed cost absorption of our production operations.

Research and Development.    Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to electronic design automation tools, subcontracting and fabrication costs, depreciation and amortization and facilities expenses. Research and development expenses for 2010 were $16.0 million which decreased $3.1 million, or 16% as compared to the prior year. This decrease was a result of decreased fabrication costs, decreased depreciation, decreased software tool costs and decreases in salaries and employee related costs as a result of workforce reductions, salary reductions and other cost cutting measures that were implemented in 2009 and the first quarter of 2010.  During 2010, expenses were also reduced by approximately $0.4 million for the reversal of a sales tax accrual for a long outstanding tax issue which was recently adjudicated in our favor. The matter related to a manufacturing exemption from sales tax which we claimed.  All of these expense reductions were partially offset by increased subcontracting costs as a result of our investment in our high-speed interface product line.

Marketing and Sales.    Marketing and sales expenses consist primarily of personnel-related expenses, trade shows, travel expenses and facilities expenses. Marketing and sales expenses for 2010 were $7.8 million which decreased $2.6 million, or 25% as compared to the prior year. This decrease was a result of lower salaries and employee related expenses and salary reductions associated with the cost cutting measures that were implemented in 2009 and the first quarter of 2010 and lower commissions due to a decrease in revenues.

General and Administrative.   General and administrative (G&A) expenses consist primarily of personnel-related expenses, professional and legal fees, and facilities expenses. G&A expenses were $7.5 million in 2010, a decrease of approximately $0.5 million or 7% compared to the prior year.  This decrease was a result of lower employee related expenses, salary reductions and decreased professional fees associated with the cost cutting measures that were implemented in 2009 and the first quarter of 2010 partially offset by increased stock compensation expenses.

Restructuring Charges (Credits), net.   During the years ended December 31, 2010 and 2009, we recorded net restructuring charges of approximately $0.4 million and net restructuring credits of $6.3 million, respectively. Information on restructuring charges and credits for each of the last two years is located in Note 17 of the Notes to Consolidated Financial Statements.

Impairment of Goodwill.   For 2010 and 2009, we recorded goodwill impairment charges of zero and $10.1 million, respectively. Information on the impairment of goodwill recorded during 2009 is located in Note 1 and Note 9 of the Notes to Consolidated Financial Statements.

Interest Expense net.  Interest expense, net was approximately $0.6 million in 2010, a decrease of $0.1 million as compared to 2009.

Interest expense decreased from $0.8 million in 2009 to $0.7 million in 2010 due to lower debt balances resulting from the principal payments made on our 2011 Notes. The interest payments on our debt balances were $0.4 million and $0.5 million for the years ended December 31, 2010 and 2009, respectively. In 2011, the interest payments on our debt balances are expected to be $0.1 million.

Interest income was $0.1 million in both years ended December 31, 2010 and 2009.  Interest income may fluctuate in the future as a result of changes in market yields due to interest rate fluctuations and changes in our cash and investment balances. At December 31, 2010 and 2009, the effective interest rates on our interest-bearing securities were approximately 1.36% and 0.43%, respectively.

Other Income (Expense).   For the years ended December 31, 2010 and 2009, we had other income of $0.4 million and other expense of $0.8 million, respectively. The other income and expense was primarily due to both realized and unrealized exchange rate gains and losses which are recorded for the translation of our intercompany loan balances with our wholly owned subsidiaries.

Income Tax Expense.  Our income tax expense of $1.0 million in 2010 and $0.4 million in 2009 is applicable to the operating results of certain of our foreign subsidiaries, principally India.  We have incurred significant taxable losses for U.S. federal and state purposes. We have not recognized any income tax benefits on those losses because their realization is uncertain.

Comparison of Fiscal Years 2009 and 2008

Net Revenues.   We have two product line categories: Network Infrastructure and Customer Premises Equipment (CPE). Our Network Infrastructure product lines include our Optical Transport, Carrier Ethernet and Media Gateway using VoIP Technology and Broadband Access product lines.

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

LIQUIDITY AND CAPITAL RESOURCES

 As of December 31, 2010, we had cash, cash equivalents, restricted cash and short-term investments of approximately $7.8 million compared to $5.1 million as of December 31, 2009. Further, our working capital was $1.6 million as of December 31, 2010 compared to a negative ($2.7) million as of December 31, 2009. Our primary source of liquidity during 2010 was cash, cash equivalents, restricted cash, short term investments, a credit facility agreement and the sales of common stock. We have used cash in our operating activities in each of the last three years, including $0.5 million in 2010, $9.1 million in 2009 and $18.5 million in 2008. During 2010 we reduced our notes payable from $8.8 million as of December 31, 2009 to $3.8 million as of December 31, 2010.

During the year ended December 31, 2010, we raised approximately $1.7 million in net proceeds from the sale of 900,000 shares of our common stock at an average price of $2.01 to a limited partnership and raised $4.6 million in net proceeds by issuing 2,117,236 shares of our common stock, at $2.40 per share through a Rights Offering (see Note 16 of the Notes to the Consolidated Financial Statements).

Also during 2010, we sold our investment in Opulan Technologies Corp. (“Opulan”) for $2.7 million.  The carrying value of this investment in Opulan was also $2.7 million and accordingly no gain or loss was recorded on this transaction (see Note 6 of the Notes to the Consolidated Financial Statements).

We also entered into a credit facility agreement with Bridge Bank N.A., a subsidiary of Bridge Capital Holdings on March 12, 2010. The facility is for up to $5.0 million with availability determined by our outstanding eligible accounts receivable. The line bore interest at the lender’s prime rate plus 2.5 percent and required other facility fees. We have not borrowed against this facility as of the date of this report. The credit facility matured on March 12, 2011 and we are currently under discussions with Bridge Bank to renew this credit facility.

We have reduced expenses during the year ended December 31, 2010 as a result of the restructuring plans we implemented during 2009 and 2010. We currently believe that with our anticipated gross profit margins and operating expenses we can break-even on an operating income basis, excluding stock compensation costs and amortization of purchased intangibles, at the rate of sales of $11.8 million per quarter. Also, we intend to continue to assess our cost structure in relationship to our revenue levels and to make appropriate adjustments to expense levels as required. Nonetheless, we believe that our existing cash and cash equivalents and a bank financing facility will be sufficient to fund operating activities and capital expenditures, and provide adequate working capital through at least the next twelve months.

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

Commitments and Significant Contractual Obligations

In October of 2009, we exchanged approximately $10.0 million aggregate principal amount of our 2010 Notes due September 30, 2010 for an equal principal amount of new 5.45% Convertible Notes due September 30, 2011 (2011 Notes). We have existing commitments to make future interest payments on the 2011 Notes and to pay principal on a monthly basis until September 2011. Over the remaining life of the outstanding 2011 Notes, we expect to pay approximately $0.1 million in interest and $3.8 million of principal.

We have outstanding operating lease commitments of $22.7 million, payable over the next seven years. Some of these commitments are for space that is not being utilized and, for which we recorded restructuring charges in prior years for excess facilities. We are in the process of trying to sublease additional excess space but it is unlikely that any sublease income generated will offset the entire future commitment. As of December 31, 2010, we have approximately $8.8 million in anticipated sub-lease income over the next four years relating to portions of our excess facilities. We currently believe that we can fund these lease commitments in the future. However, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

A summary of our significant future contractual obligations and their payments follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2011	2012	2013	2014	2015	Thereafter
Interest on convertible notes	$86	$86	$—	$—	$—	$—	$—
Principal on convertible notes	3,758	3,758	—	—	—	—	—
Operating lease obligations	22,688	4,508	4,250	3,348	3,190	2,971	4,421
Purchase obligations	5,849	4,141	1,074	634	—	—	—
	$32,381	$12,493	$5,324	$3,982	$3,190	$2,971	$4,421

We also have pledged approximately $0.6 million as collateral for stand-by letters of credit that guarantee certain long-term property lease obligations and to support customer credit requirements. This $0.6 million is in our bank accounts and is included in our restricted cash as of December 31, 2010.

Off –Balance Sheet Arrangements

As of December 31, 2010, we had no material off-balance sheet financing arrangements.

Recent Accounting Pronouncements

Newly issued accounting pronouncements that potentially impact our financial statements are disclosed in the Notes to Consolidated Financial Statements of this report.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk.  We have investments in money market accounts that earn interest income that is a function of the market rates. As a result, we have exposure to changes in interest rates. For example, if interest rates were to decrease by one half percentage point from their current levels, our potential interest income for 2011, assuming a constant cash balance, would decrease by less than $0.1 million.

Foreign Currency Exchange Risk.  As substantially all of our net revenues are currently made or denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Although we recognize our revenues in U.S. dollars, we incur expenses in currencies other than U.S. dollars. In 2010, operating expenses incurred in foreign currencies, excluding impairment of goodwill, were approximately 52% of our total operating expenses. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in hedging.  We do not enter into derivative financial instruments for trading or speculative purposes. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

Fair Market Value of Financial Instruments.  As of December 31, 2010, our debt consisted exclusively of convertible notes due September 30, 2011 with interest at a fixed rate of 5.45%. The Company does have considerable exposure in the requirement to pay off these convertible notes between now and September 30, 2011.  There is no guarantee that the Company will have either enough cash to pay down this debt, or the ability to refinance this debt on terms acceptable to the Company.  The fair market value of our outstanding 5.45% Convertible Notes due September 30, 2011 was estimated based on current market conditions at approximately $3.8 million at December 31, 2010. Among other factors, changes in interest rates and the price of our common stock affect the fair value of our convertible notes. Refer to critical accounting policies and use of estimates in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information associated with our 2011 Notes.

Item 8.    Financial Statements and Supplementary Data

TRANSWITCH CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF MARCUM LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of TranSwitch Corporation

We have audited the accompanying consolidated balance sheet of TranSwitch Corporation (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for the year then ended. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TranSwitch Corporation, as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for 2010, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Marcum llp

Hartford, Connecticut
March 15, 2011

REPORT OF UHY LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
TranSwitch Corporation

We have audited the accompanying consolidated balance sheet of TranSwitch Corporation and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the two years in the period ended December 31, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(1).  These consolidated financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TranSwitch Corporation as of December 31, 2009, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ UHY LLP

New Haven, Connecticut
March 16, 2010

TRANSWITCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31, 2010	December 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$6,280	$2,343
Restricted cash	582	2,732
Short-term Investments	973	-
Accounts receivable (net of allowance for doubtful accounts of $336 in 2010 and $516 in 2009)	7,907	11,667
Inventories	2,555	4,183
Prepaid expenses and other current assets	2,089	2,299

Total current assets	20,386	23,224

Property and equipment, net	1,239	1,268
Goodwill	14,144	14,144
Other intangible assets, net	8,254	9,840
Investments in non-publicly traded companies	267	2,989
Other assets	1,528	1,491

Total assets	$45,818	$52,956

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,893	$4,949
Accrued expenses and other current liabilities	13,118	15,977
Current portion of 5.45% Convertible Notes due 2011	3,758	5,004

Total current liabilities	18,769	25,930

Restructuring liabilities	10,317	10,593
5.45% Convertible Notes due 2011, less current portion	-	3,758

Total liabilities	29,086	40,281

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value: 37,500,000 and 300,000,000 shares authorized; 23,548,608 and 20,012,521 shares issued at December 31, 2010 and 2009, respectively; 23,527,814 and 19,991,727 shares outstanding at December 31, 2010 and 2009, respectively	24	20
Additional paid-in capital	391,689	382,935
Accumulated other comprehensive income – currency translation	459	551
Common stock held in treasury (20,794 shares), at cost	(118)	(118)
Accumulated deficit	(375,322)	(370,713)

Total stockholders’ equity	16,732	12,675

Total liabilities and stockholders’ equity	$45,818	$52,956

See accompanying notes to consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
	Years ended December 31,
	2010	2009	2008
Net revenues:
Product revenues	$41,703	$50,709	$40,003
Service revenues	8,119	5,398	1,931

Total net revenues	49,822	56,107	41,934
Cost of revenues:
Cost of product revenues	17,992	21,393	16,730
Provision for excess and obsolete inventories	773	678	316
Cost of service revenues	3,259	2,552	994

Total cost of revenues	22,024	24,623	18,040

Gross profit	27,798	31,484	23,894
Operating expenses:
Research and development	15,994	19,132	24,568
Marketing and sales	7,784	10,413	8,816
General and administrative	7,479	8,038	6,678
Restructuring charges (credits), net	398	(6,257)	3,804
Impairment of goodwill	—	10,075	—
Reversal of accrued royalties, net	(418)	(197)	(198)

Total operating expenses	31,237	41,204	43,668

Operating loss	(3,439)	(9,720)	(19,774)
Other (expense) income:
Other income (expense)	426	(750)	81
Impairment of investments in non-publicly traded companies	—	(31)	—
Change in fair value of derivative liability	—	—	(347)
Gain on extinguishment of debt	—	—	4,491
Interest:
Interest income	84	122	934
Interest expense	(704)	(787)	(1,941)

Interest expense, net	(620)	(665)	(1,007)

Total other (expense) income, net	(194)	(1,446)	3,218

Loss before income taxes	(3,633)	(11,166)	(16,556)
Income taxes	976	365	490

Net loss	$(4,609)	$(11,531)	$(17,046)

Basic and diluted loss per common share:
Net loss	$(0.21)	$(0.58)	$(0.99)

Basic and diluted average common shares outstanding	22,162	19,938	17,260

See accompanying notes to consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In Thousands, Except Share Data)

	Common stock		Common stock held in	Additional paid-in	Accumulated other comprehensive	Accumulated
	Shares	Amount	treasury	capital	income	deficit	Total
Balance at December 31, 2007	16,637,304	$17	$—	$354,929	$858	$(342,136)	$13,668,

Comprehensive loss:
Net loss						(17,046)	(17,046)
Currency translation adjustment					(822)	—	822

Total comprehensive loss							(17,868)

Stock compensation	49,136	—	—	1,516	—	—	1,516
Shares of common stock issued in connection with business acquisition	3,125,000	3	—	24,947	—	—	24,950
Shares of common stock issued under stock benefit plans	22,852	—	—	131	—	—	131
Repurchase of 20,794 shares of common stock	—	—	(118)	—	—	—	(118)

Balance at December 31, 2008	19,834,292	$20	$(118)	$381,523	$36	$(359,182)	$22,279

Comprehensive loss:
Net loss						(11,531)	(11,531)
Currency translation adjustment					515	—	515

Total comprehensive loss							(11,016)

Stock compensation	97,895	—	—	1,305	—	—	1,305
Shares of common stock issued under stock benefit plans	80,586	—	—	108	—	—	108
Payout of fractional shares as a result of reverse stock split	(252)	—	—	(1)	—	—	(1)

Balance at December 31, 2009	20,012,521	$20	$(118)	$382,935	$551	$(370,713)	$12,675

Comprehensive loss:
Net loss						(4,609)	(4,609)
Currency translation adjustment					(92)	—	(92)

Total comprehensive loss							(4,701)

Stock compensation	48,800	—	—	2,358	—	—	2,358
Shares of common stock issued under stock benefit plans	449,257	1	—	82	—	—	83
Sales of stock, net of issuance costs	3,017,236	3	—	6,314	—	—	6,317

Balance at December 31, 2010	23,527,814	$24	$(118)	$391,689	$459	$(375,322)	$16,732

See accompanying notes to consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Except Share Data)

	Years ended December 31,
	2010	2009	2008
Operating activities:
Net loss	$(4,609)	$(11,531)	$(17,046)
Adjustments required to reconcile net loss to net cash flows used by operating activities, net of effects of acquisitions:
Depreciation and amortization	2,220	2,669	4,020
Amortization of deferred financing fees	245	210	569
Gain on extinguishment of debt	—	—	(4,491)
Benefit for doubtful accounts	(180)	(20)	(87)
Provision for excess and obsolete inventories	773	678	316
Non-cash restructuring charges (credits), net	409	(6,257)	3,762
Stock-based compensation expense	2,358	1,305	1,516
Impairment of investments in non-publicly traded companies	—	31	—
Impairment of goodwill	—	10,075	—
Change in fair value of derivative liability	—	—	179
Loss on retirement of property and equipment	—	—	74
Accrued royalty reversals, net	(418)	(197)	(198)
Other non-cash items	—	26	15
Changes in operating assets and liabilities:
Accounts receivable	3,940	1,218	(3,452)
Inventories	855	(357)	437
Prepaid expenses and other assets	95	248	505
Accounts payable	(3,056)	709	747
Accrued expenses and other current liabilities	(1,557)	(1,247)	(1,985)
Restructuring liabilities	(1,569)	(6,682)	(3,427)

Net cash used by operating activities	(494)	(9,122)	(18,546)

Investing activities:
Capital expenditures	(587)	(348)	(592)
Investments in non-publicly traded companies	(24)	(57)	(65)
Proceeds from the sale of investments in non-publicly traded companies	2,746	—	—
Acquisition of business, net of cash acquired	—	—	7,369
Change in restricted cash	2,150	2,120	(2,286)
Purchases of short and long-term investments	(1,582)	—	(10,630)
Proceeds from sales and maturities of short and long-term investments	609	2,970	8,658

Net cash provided by investing activities	3,312	4,685	2,454

Financing activities:
Issuance of common stock under employee stock plans	83	108	131
Payments to extinguish debt	—	—	(9,900)
Payments for deferred financing costs	(167)	—	—
Principal payments on 5.45% Convertible Notes due 2011	(5,004)	(1,251)	—
Proceeds from issuance of common stock, net of fees	6,317	—	—
Purchase of 20,794 shares of common stock for treasury	—	—	(118)

Net cash provided (used) by financing activities	1,229	(1,143)	(9,887)

Effect of exchange rate changes on cash and cash equivalents	(110)	461	(657)

Change in cash and cash equivalents	3,937	(5,119)	(26,636)
Cash and cash equivalents at beginning of year	2,343	7,462	34,098

Cash and cash equivalents at end of year	$6,280	$2,343	$7,462

See accompanying notes to consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except share and per share amounts)

Note 1.    Business and Summary of Significant Accounting Policies

Description of Business

TranSwitch Corporation was incorporated in Delaware on April 26, 1988 and is headquartered in Shelton, Connecticut. TranSwitch Corporation and its subsidiaries (collectively, “TranSwitch” or the “Company”) designs, develops and supplies innovative semiconductor and intellectual property (IP) solutions that provide core functionality for voice, data and video communications equipment for network, enterprise and customer premises applications.  The Company provides integrated multi-core network processor System-on-a-Chip (SoC) solutions and software solutions for Fixed, 3G and 4G Mobile, VoIP and Multimedia Infrastructures.  For the customer premises market the Company offers a family of communications processors that provide best-in-class performance for a range of applications and  also provide interoperable connectivity solutions that enable the reliable distribution and presentation of high-definition (HD) content for consumer electronics, and personal computer  markets.  Our intellectual property (IP) products are compliant with global industry standards such as HDMI and DisplayPort and also feature our proprietary HDP™ and AnyCable™ technologies. Overall, the Company has over 100 active customers, including the leading global telecom equipment providers, semiconductor and consumer product companies.

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

Liquidity

 The Company has incurred significant operating losses and used cash in its operating activities for the past several years. Operating losses have resulted from inadequate sales levels for the cost structure. The Company reduced operating expenses during 2010 as a result of the restructuring plans it implemented during 2009 and 2010. The Company also announced further restructuring actions to be implemented during 2011 (see Note 21). The Company believes that with the current anticipated gross profit margins and operating expenses the Company can break-even on an operating income basis, excluding stock compensation costs and amortization of purchased intangibles, at the rate of sales of $11.8 million per quarter. Also, the Company intends to continue to assess its cost structure in relationship to its revenue levels and to make appropriate adjustments to expense levels as required. Nonetheless, the Company believes that its existing cash and cash equivalents and a bank financing facility, which expired on March 12, 2011 and is currently under discussions to renew, will be sufficient to fund operating activities and capital expenditures, and provide adequate working capital through at least the next twelve months.  Of course, there can be no assurance that the anticipated sales level will be achieved or that the Company will successfully renew its bank financing facility.

Cash, Cash Equivalents and Investments

All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents. Cash equivalents consist of money market funds as of December 31, 2010 and 2009.  The majority of the Company’s cash and cash equivalents balances are maintained with a limited number of major financial institutions. Cash and cash equivalents balances at institutions may, at times, be above the Federal Deposit Insurance Corporation insured limit of $0.25 million per account.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except share and per share amounts)

Short-term investments as of December 31, 2010 consist of government bonds which are all due within one year. Such investments are classified as held-to-maturity. Held-to-maturity securities are those securities which the Company has both the ability and intent to hold to maturity. Held-to-maturity securities are stated at amortized cost. Amortized cost and accrued interest as of December 31, 2010 approximate market value.

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value. Based on current market conditions, the fair value of the outstanding 5.45% Convertible Notes due 2011 was estimated at approximately $3.8 million and $8.8 million as of December 31, 2010 and 2009, respectively.  The fair value of investments in non-publicly traded companies is not readily determinable.

Accounts Receivables and Allowance for Doubtful Accounts

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

Inventories

Inventories are carried at the lower of cost (determined on a weighted-average cost basis) or estimated net realizable value. The Company provides inventory allowances on obsolete inventories and inventories in excess of expected demand for each specific part. The valuation of inventories requires the use of estimates as to the amounts of current inventories that will be sold. These estimates are dependent on the Company’s assessment of current and expected orders from its customers, and orders generally are subject to cancellation with limited advance notice prior to shipment.

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

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except share and per share amounts)

Deferred Financing Costs

Deferred financing costs are being amortized using the interest method over the term of the related debt. Unamortized deferred financing fees were $0.1 million and $0.2 million as of December 31, 2010 and 2009, respectively. Amortization, included in the consolidated statement of operations as a component of interest expense, was $0.2 million, $0.2 million, and $0.6 million for 2010, 2009 and 2008, respectively.

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

The Company’s impairment reviews of goodwill were performed using a fair-value method and discounted cash flow models with estimated cash flows based on internal forecasts which included terminal values based on current market valuation metrics.  The fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis.  In estimating fair value, the Company used its common stock’s market price to determine fair value and other valuation metrics. In addition, the Company performed discounted cash flow analysis on the reporting units to determine fair value.  During the fourth quarter of 2009, impairment testing performed by the Company indicated that the estimated fair values of two reporting units tested were less than their corresponding carrying amounts. As a result of the analyses performed, the Company recorded a goodwill impairment charge of $10.1 million in 2009. The impaired goodwill related to business acquisitions in 2007 and 2006. There were no impairment charges in 2010 or 2008.

Investments in Non-Publicly Traded Companies

The Company has minority investments in certain non-publicly traded companies. Depending on the Company’s level of ownership and whether or not the Company has the ability to exercise significant influence, these investments are accounted for by either the cost or equity method. All such investments as of December 31, 2010 and 2009 are accounted for by the cost method.  These investments are reviewed periodically for impairment.

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

The Company also accrues, at the time of shipment, a reduction to revenue (with a related liability) and an inventory asset against product cost of revenues in order to establish a provision for the gross margin related to future returns under the Company’s distributor stock rotation program. Such accruals related to reductions of revenue were $0.8 million, $0.6 million and less than $0.1 million at December 31, 2010, 2009 and 2008, respectively.  The accruals related to inventory assets are insignificant to the Company’s financial position and results of operations for all periods presented.  Should actual experience differ from estimated liabilities, there could be adjustments (either favorable or unfavorable) to the Company’s net revenues, cost of revenues and gross profits.

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

The Company licenses connectivity solutions, including HDMI, DisplayPort and Ethernet IP Cores.  Revenues from licensing arrangements generally consist of multiple elements such as license, implementation and maintenance services. The items (deliverables) included in the arrangement are evaluated to determine whether they represent separate units of accounting. The Company performs this evaluation at the inception of an arrangement and as the Company delivers each item in the arrangement.

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

At December 31, 2010 and 2009, approximately 53% and 57% of accounts receivable were due from five customers. The majority of the Company’s sales are to customers in the telecommunications and data communications industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Customers that accounted for more than 10% of total accounts receivable at each period end follows:

	December 31, 2010	December 31, 2009

Customer A	16%	*
Customer B	15%	*
Customer C	*	15%
Customer D	*	14%
Customer E	*	11%
Customer F	*	11%

* Accounts receivable due were less than 10% of the Company’s total accounts receivable.

Supplier Concentrations

The Company relies on a limited number of suppliers for wafer fabrication capacity. In 2010 one outside wafer foundry supplied approximately 80% of our semiconductor wafer requirements. Although the Company would likely be able to find alternative manufacturing sources, the Company would experience substantial delays or interruptions in the shipment of products if these suppliers were to cease operations.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except share and per share amounts)

Operating Leases

The Company recognizes rent expense on a straight-line basis over the term of the lease. The difference between rent expense and rent paid is recorded as deferred rent and is included in accrued expenses in our consolidated balance sheets.

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

          The Company is required to make a determination of any of its tax positions (federal and state) for which the sustainability of the position, based upon the technical merits, is uncertain. The Company regularly evaluates all tax positions taken and the likelihood of those positions being sustained. If management is highly confident that the position will be allowed and there is a greater than 50% likelihood that the full amount of the tax position will be ultimately realized, the company recognizes the full benefit associated with the tax position. Additionally, interest and penalties related to uncertain tax positions are included as a component of income tax expense.

Stock-Based Compensation

The Company recognizes share-based compensation expense for the fair value of the awards on the date granted on a straight-line basis over their vesting term.

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on the Company’s historical experience and future expectations.

As of December 31, 2010, the unrecognized stock-based compensation cost related to non-vested option awards was $0.3 million and such amount will be recognized in operations over a weighted average period of 2.06 years.  As of December 31, 2010, the unrecognized stock-based compensation cost related to non-vested stock awards was $2.3 million and such amount will be recognized in operations over a weighted average period of 2.45 years.

Stock compensation charged to operations was $2.4 million in 2010, $1.3 million in 2009 and $1.5 million in 2008.

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

Subsequent Events

Subsequent events have been evaluated through the date the accompanying consolidated financial statements were issued.

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

In October 2009, the FASB issued an update related to ASC Topic 605, “Revenue Recognition — Multiple Deliverable Revenue Arrangements” (ASC 605). This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures”  guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for fiscal years beginning on or after June 15, 2010, and can be applied prospectively or retrospectively. The adoption of this update will not have a material effect on the consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14, Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, Software-Revenue Recognition. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. This update is effective for new or materially modified arrangements for fiscal years beginning after June 15, 2010 and can be applied prospectively or retrospectively. The adoption of this update will not have a material effect on the consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except share and per share amounts)

In February 2010, the FASB issued Accounting Standards Update (ASU) 2010-09, Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on the Company’s consolidated financial position or results of operations.

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

In December 2010, FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (Topic 350). Under Topic 350, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this update will not have a material effect on the consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

Note 2.    Fair Value Measurements

The Company applies fair value standards for recurring financial assets and liabilities only.  The accounting framework for determining fair value includes a hierarchy for ranking the quality and reliability of the information used to measure fair value, which enables the reader of the financial statements to assess the inputs used to develop those measurements. The fair value hierarchy consists of three tiers as follows:

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

As of December 31, 2010, the Company’s financial assets included short term investments and investments in non-publicly traded companies. The Company considers net realizable value for its investments in non-publicly traded companies for purposes of determining asset impairment losses. For the year ended December 31, 2010, the Company had no impairment losses on investments in non-publicly traded companies.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except share and per share amounts)

The carrying amounts for cash equivalents, accounts receivable and accounts payable approximate fair value due to their immediate or short-term nature of the maturity. The fair value of the outstanding 2011 Notes was estimated at approximately $3.8 million as of December 31, 2010 and $8.8 million as of December 31, 2009. The 2011 Notes approximate fair value based on market rates available to the Company for financing with similar terms.   The carrying value of such notes was approximately $3.8 million as of December 31, 2010 and $8.8 million as of December 31, 2009.  The fair value of short term investments was $1.0 million as of December 31, 2010 which is based on a Level 2 valuation technique. There were no short-term investments as of December 31, 2009.

Note 3.    Reverse Stock Split

On November 23, 2009 the Company effectuated a one-for-eight reverse stock split of the Company's common stock. Retroactive restatement has been given to all share numbers in this report, and accordingly, all amounts including per share amounts are shown on a post-split basis.

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

The total purchase price of the Centillium acquisition has been allocated in the Company's consolidated financial statements as follows:

Current assets	$34,246
Property, plant and equipment	709
Long-term investments	992
Other intangible assets (1)	10,600
Goodwill	15,004
Obligation under deferred revenue	(23)
Accounts payable & accrued expenses	(14,158)
Restructuring reserve	(4,798)
Purchase price	42,572
Less:
Common stock issued	(24,950)

Cash and cash equivalents acquired	(24,991)
Net cash (provided by) used for acquisitions	$(7,369)

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

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except share and per share amounts)

Unaudited pro forma results for 2008 assuming that Centillium was acquired as of January 1, 2008:  Net revenues of $58.3 million; net loss of $(31.3) million; and basic and diluted loss per common share of $(1.58).

Note 5.  Restricted Cash

At December 31, 2010 and 2009, the Company’s liquidity is affected by restricted cash balances of approximately $0.6 million and $2.7 million, respectively, which are included in current assets and are not available for general corporate use. The Company has pledged these amounts as collateral for stand-by letters of credit that guarantee certain long-term property lease obligations and to support customer credit requirements.

Note 6.    Investments in Non-Publicly Traded Companies and Venture Capital Funds

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

During 2010, the Company had sales of investments of $2.7 million in Opulan and less than $0.1 million in Neurone II. Also during 2010, the Company made additional investments of less than $0.1 million in both Neurone II and MVP.

The Company’s cost method investments were approximately $0.3 million and $3.0 million as of December 31, 2010 and 2009, respectively.

Note 7.    Inventories

The components of inventories follow:

	December 31,
	2010	2009
Raw material	$290	$199
Work-in-process	840	1,188
Finished goods	1,425	2,796
Total inventories	$2,555	$4,183

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except share and per share amounts)

Note 8.    Property and Equipment, Net

The components of property and equipment follow:

	Estimated	December 31,
	Useful Lives	2010	2009
Purchased computer software	1-3 years	$14,749	$14,647
Computers and equipment	3-7 years	12,032	10,853
Furniture	3-7 years	2,159	2,163
Leasehold improvements	Lease term*	1,691	924
Construction-in-progress (software and equipment)		37	25
Gross property and equipment		30,668	28,612
Accumulated depreciation and amortization		(29,429)	(27,344)
Property and equipment, net		$1,239	$1,268

*	Estimated useful life of improvement if shorter.

Depreciation expense was $0.6 million in 2010, $1.1 million in 2009 and $3.3 million in 2008.

Note 9.    Goodwill and Other Intangible Assets

Changes in the carrying amounts of goodwill and information about intangible assets follow:

Goodwill

Balance at December 31, 2008	$25,079
Purchase price allocation adjustments (1)	(860)
Impairment of goodwill (2)	(10,075)
Balance at December 31, 2009	14,144
No changes during 2010	—
Balance at December 31, 2010	$14,144

(1)	Relates to tax refunds received and accrual adjustments in connection with the acquisition of Centillium Communications, Inc. consummated in October 2008.
(2)
During the fourth quarter of 2009, impairment testing performed by the Company indicated that the estimated fair values of two reporting units tested were less than their corresponding carrying amounts. As a result the Company recorded a goodwill impairment charge.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except share and per share amounts)

	Other Intangible Assets
	Developed Technology	Customer Relationships	Total

Balances at December 31, 2010
Cost	$3,014	$9,557	$12,571
Accumulated amortization	(1,206)	(3,111)	(4,317)
	$1,808	$6,446	$8,254

Balances at December 31, 2009
Cost	$3,014	$9,557	$12,571
Accumulated amortization	(752)	(1,979)	(2,731)
	$2,262	$7,578	$9,840

Amortization expense related to “Other intangible assets” was $1.6 million in 2010, $1.6 million in 2009 and $0.6 million in 2008.  Future estimated aggregate amortization expense for such assets for each of the five years succeeding December 31, 2010 follows:  2011 - $1.6 million; 2012 - $1.2 million; 2013 - $1.2 million, 2014 - $1.1 million and 2015 - $0.9 million.

Note 10.    Accrued Expenses and Other Current Liabilities

The components of accrued and other current liabilities follow:

	December 31,
	2010	2009
Accrued and other current liabilities	$3,903	$4,939
Accrued royalties	5,188	5,578
Accrued compensation and benefits	2,923	3,264
Restructuring liabilities	891	1,775
Deferred revenue	213	421
Total accrued and other current liabilities	$13,118	$15,977

The Company periodically evaluates any contingent liabilities in connection with any payments to be made for any potential intellectual property infringements, asserted or unasserted. The Company’s accrued royalties as of December 31, 2010 and 2009 represents the contingent payments for asserted or unasserted claims that are probable as of the respective balance sheet dates based on the applicable patent law.

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

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except share and per share amounts)
	Years Ended December 31,
	2010	2009	2008
Net revenues:
United States	$12,258	$16,631	$6,122
Japan	9,465	11,228	4,813
Israel	8,220	5,344	10.937
Hong Kong	6,550	3,654	1,495
Italy	3,832	2,098	1,324
Korea	3,753	7,299	2,467
China	1,907	5,112	6,943
Taiwan	1,541	650	597
Germany	163	438	1,163
Other countries	2,133	3,653	6,073

Total	$49,822	$56,107	$41,934

	As of December 31,
	2010	2009
Long-lived tangible assets:
United States	$340	$680
Other countries	2,312	1,888

Total	$2,652	$2,568

Information about Major Customers

The Company ships its products to distributors and directly to end customers. The following table sets forth the percentage of net revenues attributable to the Company’s significant end customers:

	Years ended December 31,
	2010	2009	2008
Significant Customers:
Alcatel-Lucent	20%	22%	18%
OKI Electric Industry	18%	18%	*
PMC Sierra Israel	13%	*	21%
Inbrics	*	11%	*

*	Revenues were less than 10% of the Company’s net revenues in these years.

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

Balance at January 1, 2009	$5,893
Decreases related to prior year tax positions	(4)
Balance at December 31, 2009	5,889
Increases related to prior year tax positions	523
Decreases related to prior year tax positions	(109)
Balance at December 31, 2010	$6,303

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except share and per share amounts)
 Included in the balance of unrecognized tax benefits at December 31, 2010 are potential benefits of $0.3 million that, if recognized, would impact the Company’s effective tax rate.  The Company does not reasonably expect any significant changes in the amount of unrecognized tax benefits to occur within the next twelve months.

Historically the Company has not accrued or paid significant interest and penalties for underpayments of income taxes due to its net operating loss position.  Interest and penalties related to underpayment of income taxes is classified as a component of income tax expense in the consolidated statement of operations.  For the year ended December 31, 2010, approximately $0.1 million of interest and penalties were recognized in the consolidated statement of operations compared with zero for the year ended December 31, 2009. Approximately $0.1 million of interest was recognized in the balance sheet of the Company related to income tax uncertainties through December 31, 2009. This amount has been recorded as a part of goodwill,

          The Company files income tax returns in the U.S. and several foreign countries and has not extended the statute of limitations to assess additional taxes for any of these jurisdictions.  The Company has effectively settled U.S. Federal tax positions taken through 2002.  However, the Company is subject to adjustment in each of these periods, to the extent of its net operating loss carry forwards.  The open tax years for foreign jurisdictions are 2003 through 2010 and 1997 through 2010 for U.S. state and local jurisdictions.

The components of the loss before income taxes follow:

	Years Ended December 31,
	2010	2009	2008
U.S. loss	$(3,700)	$(11,996)	$(17,405)
Foreign income	67	830	849

Loss before income taxes	$(3,633)	$(11,166)	$(16,556)

The provision for income taxes consists exclusively of current foreign income taxes.

A reconciliation of the U.S. federal statutory rate to the effective income tax rate follows:

	Years Ended December 31,
	2010	2009	2008
U.S. federal statutory tax rate	(35.0)%	(35.0)%	(35.0)%
State taxes	(33.2)	-	(9.5)
Deemed repatriation of foreign income	6.7	-	-
Excess foreign tax expense	18.1	-	-
Goodwill write down	-	15.3	-
Tax attributes	(116.3)	-	-
Uncertain tax positions	9.4	-	-
Change in valuation allowance	171.9	17.1	42.0
Permanent differences, tax credits and other adjustments	5.3	5.7	4.4
Effective income tax rate	26.9%	3.1%	1.9%

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except share and per share amounts)
The tax effects of temporary differences that give rise to deferred income taxes follow:

	2010	2009
Deferred income tax assets:
Property and equipment	$298	$843
Other nondeductible accruals	1,051	795
Restructuring accrual	4,305	4,607
Capitalized research and development for tax purposes	9,286	11,589
Net operating loss carry-forwards	172,189	162,797
Capital losses	—	1,004
Research and development and other credits	21,073	21,334
Inventories	14,836	14,383
Stock compensation	3,199	2,230
Other	2,387	2,717

Total gross deferred income tax assets	228,624	222,299
Valuation allowance	(227,498)	(221,207)

Net deferred income tax assets	1,126	1,092

Deferred income tax liabilities:
Other	(1,126)	(1,092)
Net deferred income tax liabilities	(1,126)	(1,092)

Net deferred income taxes	$—	$—

The Company continually evaluates its deferred income tax assets to determine whether it is more likely than not that such assets will be realized. In assessing the realizability, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Based on this assessment, management believes that significant uncertainty exists concerning the recoverability of the deferred income tax assets. As such, a valuation allowance has been provided for deferred income tax assets as of December 31, 2010 and 2009. Of the $227.5 million valuation allowance at December 31, 2010, subsequently recognized income tax benefits, if any, in the amount of $4.7 million will be applied directly to additional paid-in capital.

At December 31, 2010, the Company had available, for federal income tax purposes, net operating loss (“NOL”) carry-forwards of approximately $461 million and research and development tax credit carry-forwards of approximately $21.1 million expiring in varying amounts from 2010 through 2030. For state income tax purposes, the Company had available NOL carry-forwards of approximately $169.1 million and state tax credit carry-forwards of $7.8 million expiring in varying amounts from 2010 to 2030.  Additionally, the Company has generated $21.7 million of NOL’s in foreign jurisdictions which can be carried forward indefinitely.

Certain transactions involving the Company’s beneficial ownership have occurred in prior years, which resulted in a stock ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, approximately $200.7 million of the NOL carry-forwards and $11.3 million of research and development tax credit carry-forwards are subject to these limitations. The Company has not yet determined if any of the NOL and credits generated through 2010 will be subject to limitation under Section 382.

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

Note 14.    Employee Benefit Plans

Employee Stock Purchase Plans

Under the Company’s employee stock purchase plans, eligible employees may purchase a limited number of shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is less. The 1995 Employee Stock Purchase Plan was closed effective December 31, 2004. On May 19, 2005 the Company’s shareholders approved the 2005 Employee Stock Purchase Plan (the “2005 ESPP”). Under the 2005 ESPP, the Company is authorized to issue 125,000 shares of common stock. Shares issued under the 2005 ESPP in 2010, 2009, and 2008 were 30,249, 10,172 and 10,273 respectively.

 Stock Option and Award Plans

As of December 31, 2010, the Company has one stock option plan which is the 2008 Equity Incentive Plan (the ‘2008 Plan”).  The 1995 Non-Employee Director Stock Option Plan, as amended (the “Director Plan”) expired during 2005.  Also, the 1995 Stock Plan, as amended (the “1995 Plan”) expired on March 15, 2010 and the 2000 Stock Option Plan as amended (the “2000 Plan”) expired on July 14, 2010.

Under the 1995 Plan, 3,925,000 shares of the Company’s common stock were available to grant to employees in the form of incentive stock options.  The 1995 Plan, as amended, expired on March 15, 2010 and as such shares are no longer available for grant. The terms of the options granted are subject to the provisions of the 1995 Plan, as determined by the Compensation Committee of the Board of Directors.  The exercise price of options under the 1995 Plan must be equal to the fair market value of the common stock on the date of grant. Options granted under the 1995 Plan are generally nontransferable. As of December 31, 2010, 479,751 options were outstanding.

The 2000 Plan provided for the granting of non-qualified options to employees and consultants to purchase up to an aggregate of 1,250,000 shares of common stock and was terminated on July 14, 2010.  No member of the Board of Directors or executive officers appointed by the Board of Directors was eligible for grants of options under the 2000 Plan. The terms of the options granted are subject to the provisions of the 2000 Plan, as determined by the Compensation Committee of the Board of Directors. Each non-qualified stock option shall either be fully exercisable on the date of grant or shall become exercisable thereafter in such installments as the Board of Directors may specify. No option granted under the 2000 Plan may be exercised after the expiration of seven years from the date of grant. The exercise price of options under the 2000 Plan must be equal to the fair market value of the common stock on the date of grant. Options granted under the 2000 Plan are generally nontransferable. In connection with the adoption of the 2008 Plan on May 22, 2008, shares are no longer available for grant under the 2000 Plan.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except share and per share amounts)

The 2008 Plan was approved by shareholders at the shareholder meeting held on May 22, 2008.  The purpose of this plan is to provide stock options, stock issuances, and other equity interests in the Company to employees, officers, directors, consultants, and advisors to the Company and its subsidiaries or any future parent corporation. The 2008 Plan is to be administered by the Board of Directors of the Company who will have sole discretion and authority to interpret and correct the provisions of the Plan and any Award. The Board will also have sole authority to determine the terms and provisions of the respective Stock Option Agreements and Awards, which need not be identical.  The aggregate number of shares of Common Stock of the Company that may be issued pursuant to the 2008 Plan is 5,196,250. As of December 31, 2010, there were 1,605,031 shares available for grant under the 2008 Plan.

Information regarding stock options follows:

	Number of options outstanding	Weighted average exercise price per share
Outstanding at December 31, 2007	2,435,868	$37.71
Granted and assumed	1,406,963	9.66
Exercised	(12,576)	5.54
Canceled, forfeited or expired	(962,137)	61.28
Outstanding at December 31, 2008	2,868,118	15.33
Granted and assumed	461,650	2.97
Exercised	(29,064)	2.93
Canceled, forfeited or expired	(815,570)	24.97
Outstanding at December 31, 2009	2,485,134	10.02
Granted	113,167	2.18
Exercised	(13,264)	2.32
Canceled, forfeited or expired	(425,204)	10.93
Outstanding at December 31, 2010	2,159,833	$9.47

Information regarding restricted stock awards follows:

Number of restricted stock units outstanding
Outstanding at December 31, 2007	-
Granted	-
Assumed	181,968
Released	(2,133)
Canceled, forfeited or expired	(42,725)
Outstanding at December 31, 2008	137,110
Granted	495,502
Released	(39,225)
Canceled, forfeited or expired	(22,205)
Outstanding at December 31, 2009	571,182
Granted	1,398,250
Released	(405,838)
Canceled, forfeited or expired	(66,726)
Outstanding at December 31, 2010	1,496,868

The Company has, in connection with the acquisitions of various companies, assumed the stock option plans of each acquired company.  The related options are included in the preceding table.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except share and per share amounts)

Options outstanding and exercisable at December 31, 2010 follow:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.00 to 2.32	296,651	5.59	$2.23	156,886	$2.28
2.43 to 2.43	255,733	5.93	2.43	81,767	2.43
2.48 to 5.12	216,843	4.87	4.03	190,114	4.14
5.52 to 8.16	240,558	4.49	6.44	205,117	6.56
8.40 to 11.76	230,288	3.61	10.43	220,498	10.44
11.84 to 13.12	295,302	2.48	12.54	294,864	12.54
13.20 to 13.44	228,695	2.31	13.27	228,602	13.27
13.52 to 17.52	216,413	3.45	15.32	216,413	15.32
17.84 to 30.40	175,294	2.42	23.82	175,294	23.82
31.52 to 31.52	4,056	0.77	31.52	4,056	31.52
$2.00 to 31.52	2,159,833	3.97	$9.47	1,773,611	$10.90

Stock options generally expire five, seven or ten years from the date of grant and generally vest ratably over periods ranging from immediately to four years.

Stock compensation charged to operations was $2.4 million in 2010, $1.3 million in 2009, and $1.5 million in 2008. Further, no compensation cost was capitalized as part of inventory, and no income tax benefit was recognized in those years. Lastly, no equity awards were settled in cash.

 Stock-Based Compensation Fair Value Disclosures

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2010	2009	2008
Risk-free interest rate	1.61%	2.43%	1.82%
Expected life in years	3.80	4.03	2.95
Expected volatility	94.84%	89.26%	68.21%
Expected dividend yield	—	—	—

The weighted average fair value of stock options granted, calculated using the Black-Scholes option-pricing model, is $1.41 for 2010, $1.89 for 2009 and $0.87 for 2008. The weighted average fair value of restricted stock units granted, calculated using the Black-Scholes option-pricing model, is $2.37 for 2010 and $3.01 for 2009.  No restricted stock units were granted during 2008. The total intrinsic value of the options exercised was $0.01 million for 2010, $0.06 million for 2009, and $0.02 million for 2008. Restricted stock units released had an intrinsic value of $0.9 million in 2010, $0.1 million in 2009 and approximately five thousand dollars in 2008.

The Company recognized compensation expense related to stock options granted to non-employees of zero in 2010, $0.01 million in 2009, and $0.03 million in 2008.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except share and per share amounts)

 Employee 401(k) Plan

The TranSwitch Corporation 401(k) Retirement Plan (the “Plan”) provides tax-deferred salary deductions for eligible employees. Employees may contribute an annual maximum amount as set periodically by the Internal Revenue Service. The Company provides matching contributions equal to 50% of the employees’ contributions, up to a maximum of 6% of the employee’s annual compensation. On July 1, 2009, the Company indefinitely suspended its matching contributions. Company contributions begin vesting after two years and are fully vested after three years. Contribution expense related to the Plan was zero in 2010, $0.1 million in 2009 and $0.2 million in 2008.

Note 15.    Credit Facility and Convertible Notes

Credit Facility:

             On March 12, 2010 the Company entered into a credit facility agreement with Bridge Bank N.A., a subsidiary of Bridge Capital Holdings. The facility allows for borrowings up to $5.0 million determined by the Company’s outstanding eligible accounts receivable. The agreement bore interest at the lender’s prime rate plus 2.5 percent and required other facility fees. The credit facility matured on March 12, 2011 and the Company is currently under discussions with Bridge Bank to renew this credit facility. The credit facility was secured by substantially all of the Company’s U.S. assets. At December 31, 2010, the Company had no outstanding borrowings under this credit facility.

Convertible Notes:

On December 24, 2008, the Company entered into an agreement with certain holders of its 5.45% Convertible Notes due September 30, 2010 (the “2010 Notes”) to purchase $15.0 million aggregate principal amount of the 2010 Notes for $9.9 million in cash, plus accrued and unpaid interest. As a result of this transaction, the Company recorded an extinguishment gain of $4.5 million, net of a non-cash write-off of unamortized deferred debt issuance costs. As of December 31, 2008, $10.0 million of the 2010 Notes remained outstanding.

On October 26, 2009, the Company exchanged approximately $10.0 million aggregate principal amount of its unsecured 2010 Notes for an equal principal amount of new unsecured 5.45% Convertible Notes due September 30, 2011 (the “2011 Notes”).

The 2011 Notes are convertible at the option of the holder, at any time on or prior to maturity at an initial conversion ratio of 138.8888 per $1,000 principal amount. As of December 31, 2010, the principal amount of these notes would be equal to the convertible common stock if the Company’s stock price were $7.20.

If a holder of the 2011 Notes converts such notes in connection with a corporate transaction that constitutes a change in control, as defined, at any time prior to July 6, 2011, then in addition to the conversion shares, as defined, such holder is also entitled to receive upon such conversion, a make-whole payment premium in cash.

Commencing on October 30, 2009, the 2011 Notes are payable in monthly principal payments of $417,000 plus interest. The Company’s future principal payments are expected to be $3.8 million in 2011. The interest payments on the 2011 Notes are expected to be $0.1 million in 2011.

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

As of December 31, 2010, $3.8 million of the 2011 Notes remained outstanding and has been classified as short-term.  As of December 31, 2009, $8.8 million of the 2011 Notes remained outstanding and $5.0 million has been classified as short-term.

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

On June 14, 2010, the Company exercised its option to terminate the Common Stock Purchase Agreement with Seaside.   During the year ended December 31, 2010, the Company had twelve closings at purchase prices ranging from $1.40 to $2.69 per share and sold 900,000 shares of stock to Seaside for gross proceeds of approximately $1.8 million and incurred costs of approximately $0.1 million. The proceeds have been used for general corporate purposes, which includes working capital, capital expenditures, repayment of debt, development costs, and strategic investments.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except share and per share amounts)
Note 17.    Restructuring and Asset Impairment Charges

During 2010, the Company recorded a net restructuring charge of approximately $0.4 million.  The Company implemented a restructuring plan in the first quarter of 2010 that included a workforce reduction of approximately 17 positions primarily in the Company’s Shelton, Connecticut, Fremont, California, New Delhi, India and Bangalore, India locations.  The restructuring charges are primarily for employee termination benefits.  All of the related cash expenditures were paid during 2010.

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

During 2008 the Company implemented restructuring plans that resulted in total restructuring costs of approximately $7.2 million, of which approximately $3.8 million was recorded as restructuring charges in its Consolidated Statements of Operations and $3.4 was recorded as a liability assumed in the acquisition of Centillium.  These restructuring plans included the elimination of approximately 76 positions, primarily in the Company’s Shelton, Connecticut, Bedford, Massachusetts, Fremont, California, Eclubens, Switzerland, New Delhi, India and Bangalore, India locations.  As a result, the Company recorded restructuring charges in its Consolidated Statements of Operations of approximately $1.7 million related to employee termination benefits, $0.8 million related to asset impairments, $0.7 million related to excess facility costs net of anticipated sublease income and $0.8 million in other restructuring charges.  These 2008 charges were partially offset by approximately $0.2 million of benefits related to adjustments to certain sublease agreements relating to the Company’s excess facilities in Shelton, Connecticut

In connection with the restructuring events of 2008, approximately $6.3 million of the $7.2 million in restructuring costs required cash expenditures. As of December 31, 2010, all of the cash expenditures had been paid.
A summary of the restructuring liabilities and activity follows:

	2010 Activity
	Restructuring Liabilities December 31, 2009	Restructuring Charges	Cash Payments	Non-cash asset write-offs	Adjustments and Changes to Estimates	Restructuring Liabilities December 31, 2010
Employee Termination Benefits	$243	$409	$(649)	$10	$(10)	$3
Facility lease costs	12,125	—	(920)	—	—	11,205

Totals	$12,368	$409	$(1,569)	$10	$(10)	$11,208

	2009 Activity
	Restructuring Liabilities December 31, 2008	Restructuring Charges	Cash Payments	Non-cash asset write-offs	Adjustments and Changes to Estimates	Restructuring Liabilities December 31, 2009
Employee Termination Benefits	$1,930	$523	$(2,437)	$—	$227	$243
Facility lease costs	22,534	—	(3,444)	—	(6,965)	12,125
Asset impairments	—	—	—	(82)	82	—
Other	925	48	(801)	—	(172)	—

Totals	$25,389	$571	$(6,682)	$(82)	$(6,828)	$12,368

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except share and per share amounts)
Note 18.    Commitments and Contingencies

Lease Agreements

The Company leases buildings and equipment at its headquarters in Shelton, Connecticut as well as at its subsidiaries’ locations worldwide.  Rental expense under all operating lease agreements was $1.4 million in 2010, $1.5 million in 2009 and $2.0 million in 2008.

The following table summarizes as of December 31, 2010 future minimum operating lease commitments, including contractually obligated building operating commitments that have remaining, non-cancelable lease terms in excess of one year and future anticipated sublease income:

	Operating Commitments	Less: Sublease Agreements	Net Commitments
2011	$4,508	$2,703	$1,805
2012	4,251	2,731	1,520
2013	3,348	2,180	1,168
2014	3,189	1,181	2,008
2015	2,971	-	2,971
Thereafter	4,421	-	4,421
	$22,688	$8,795	$13,893

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

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except share and per share amounts)

Purchase Commitments

In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. As of December 31, 2010, the Company had purchase commitments totaling $5.8 million.

Contingencies

In the normal course of business, we may be confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims, environmental actions or the action of various regulatory agencies. If necessary, management consults with counsel and other appropriate experts to assess any matters that arise. If, in management’s opinion, we have incurred a probable loss as set forth by accounting principles generally accepted in the United States, an estimate is made of the loss and the appropriate accounting entries are reflected in our financial statements. Except as discussed below, there are no currently pending, threatened lawsuits or claims against the Company that could have a material adverse effect on our financial position, results of operations or cash flows.  On July 29, 2010, the Company was served with a complaint in connection with civil action number 10-295 in U.S. District Court for the District of Delaware, entitled Sumitomo Electric Industries, Ltd. v. TranSwitch Corporation, in which Sumitomo Electric Industries, Ltd. (‘SEI’) was claiming breach of contract by the Company and damages in an amount of at least $2.6 million plus interest, costs and attorneys fees.  On December 29, 2010, the Company entered into a settlement agreement with SEI which resulted in SEI filing a dismissal of its claim.  As a result of the settlement agreement the Company will pay an aggregate of approximately $0.7 million, in a combination of cash and future purchase credits.  This amount was offset against the reversal of accrued royalties in the statement of operations.

Note 19.    Supplemental Cash Flow Information

Supplemental cash flow information follows:	Years Ended December 31,
	2010	2009	2008
Cash paid for interest	$460	$712	$1,554
Cash paid for income taxes	$218	$194	$340

During 2008, in connection with the Centillium acquisition, the Company issued 3,125,000 shares of its common stock with an approximate fair value of $25.0 million.

Note 20.   Stock Repurchase Program

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

During 2008, the Company purchased 20,794 shares of its outstanding common stock at an average price of $5.44 per share or approximately $0.1 million, excluding commissions.  There were no such repurchases in 2009 or 2010.

Note 21.    Subsequent Events

On February 8, 2011, the Company announced that it decided to effect a restructuring in the form of a reduction in force to be implemented and concluded during the first quarter of 2011. The Company expects that such restructuring will result in annual savings of approximately $2.0 million and that these savings will begin to be recognized in the second quarter of 2011.  In connection with the restructuring, the Company expects to incur pre-tax restructuring charges of approximately $0.5 million which will be cash expenditures primarily for employee related costs. These charges are expected to be recorded in the first quarter of 2011.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except share and per share amounts)

Note 22.    Quarterly Information (Unaudited)

The table below shows selected unaudited quarterly information of operating results. The Company believes that this information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. Interim operating results are not necessarily indicative of future period results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year ended December 31, 2010
Net revenues	$12,806	$14,077	$12,845	$10,094	$49,822
Cost of revenues	6,048	6,601	5,710	3,665	22,024

Gross profit	6,758	7,476	7,135	6,429	27,798
Net (loss) income (2)	(1,453)	483	(1,811)	(1,828)	(4,609)
Net (loss) income per common share (1):
Basic	$(0.07)	$0.02	$(0.08)	$(0.08)	$(0.21)
Diluted	$(0.07)	$0.02	$(0.08)	$(0.08)	$(0.21)

Year ended December 31, 2009
Net revenues	$14,247	$14,535	$15,181	$12,144	$56,107
Cost of revenues	5,937	5,983	7,050	5,653	24,623

Gross profit	8,310	8,552	8,131	6,491	31,484
Net income (loss) (2)	4,016	(1,320)	(1,497)	(12,730)	(11,531)
Net income (loss) per common share (1):
Basic	$0.20	$(0.07)	$(0.08)	$(0.64)	$(0.58)
Diluted	$0.19	$(0.07)	$(0.08)	$(0.64)	$(0.58)

(1)
The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods due to changes in the number of weighted average shares outstanding and the effects of rounding.

(2)
The reported net loss for 2010 and 2009 reflects stock-based compensation expense of $2.4 million (Q1 of $0.4 million, Q2 of $0.6 million, Q3 of $0.6 million and Q4 of $0.8 million) and $1.3 million (Q1 of $0.3 million, Q2 of $0.3 million, Q3 of $0.3 million and Q4 of $0.4 million), respectively.

SCHEDULE II

TRANSWITCH CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
Description	Balance at Beginning of Year	Charges to Costs and Expenses	Charges to Other Accounts	Deductions	Balance at End of Year

Year ended December 31, 2010:
Allowance for losses on:
Accounts receivable	$516	$(20)	$—	$(160)	$336
Sales returns and allowances	149	82	50	—	281
Stock rotation	611	585	—	(425)	771
Deferred income tax assets valuation allowance	221,207	6,291	—	—	227,498
	$222,483	$6,938	$50	$(585)	$228,886

Year ended December 31, 2009:
Allowance for losses on:
Accounts receivable	$536	$94	$—	$(114)	$516
Sales returns and allowances	151	(2)	—	—	149
Stock rotation	44	704	—	(137)	611
Deferred income tax assets valuation allowance	229,586	(8,379)	—	—	221,207
	$230,317	$(7,583)	$—	$(251)	$222,483

Year ended December 31, 2008:
Allowance for losses on:
Accounts receivable	$623	$(3)	$17	$(101)	$536
Sales returns and allowances	99	261	151	(360)	151
Stock rotation	60	27	—	(43)	44
Deferred income tax assets valuation allowance	148,250	9,263	72,073	—	229,586
	$149,032	$9,548	$72,241	$(504)	$230,317

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants related to accounting and financial disclosures in 2010. For information regarding the change in the Company’s independent registered public accounting firm, see the Form 8-K filed on April 22, 2010.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

 No change in our internal control over financial reporting occurred during the quarter ended December 31, 2010, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information with respect to directors, the Audit Committee of the Board of Directors, Audit Committee financial experts and named executive officers is incorporated herein by reference to the section entitled Proposal No. 1 “Election of Directors”, “Audit Committee Report” and “Compensation and Other Information Concerning Named Executive Officers”, respectively, contained in our definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 19, 2011, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended December 31, 2010. Information concerning Section 16(a) compliance is incorporated by reference to the section of our definitive proxy statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Item 11.    Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to the section entitled “Compensation and Other Information Concerning Named Executive Officers” contained in our definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 19, 2011 which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended December 31, 2010.

Information with respect to the Compensation Committee and its report is incorporated herein by reference to the section entitled “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in our definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 19, 2011 which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended December 31, 2010.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners, directors and executive officers is incorporated herein by reference to the information in the section entitled “Security Ownership of Certain Beneficial Owners and Management”, “Related Party Transactions” and “Indemnification Matters” contained in our definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 19, 2011 which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended December 31, 2010.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships, related transactions, and the Company’s policies and procedures with respect to related party transactions is incorporated herein by reference to the sections entitled “Compensation Committee Interlocks and Insider Participation”, “Related Party Transactions” and “Review, Approval or Ratification of Transactions with Related Persons” contained in our definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 19, 2011 which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended December 31, 2010.

Information regarding director independence is incorporated herein by reference to the section entitled “Independence of Members of the Board of Directors” contained in our definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 19, 2011 which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended December 31, 2010.

Item 14.    Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the section entitled, under the headings “Principal Accountant Fees and Services” contained in our definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 19, 2011, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended December 31, 2010.

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

3.3
Certificate of Amendment of Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on May 21, 2010 and incorporated herein by reference).

3.4
Amended Certificate of Designation of Series A Junior Participating Preferred Stock of TranSwitch Corporation (previously filed as Exhibit 3.2 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on November 23, 2009 and incorporated herein by reference).

3.5
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

4.2
Rights Agreement, dated as of October 1, 2001, between TranSwitch Corporation and EquiServe Trust Company, N.A., which includes the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares (previously filed as Exhibit 1 to TranSwitch Corporation’s Registration Statement No. 0-25996 on Form 8-A as filed with the SEC on October 2, 2001 and incorporated by reference herein).

4.3
Amendment No. 1 to the Rights Agreement dated as of February 24, 2006, between TranSwitch Corporation and Computershare Trust Company, N.A. (formerly known as Equiserve Trust Company, N.A) (previously filed as Exhibit 4.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on February 28, 2006 and incorporated herein by reference).

4.4
Amendment No. 2 to Rights Agreement, dated as of April 30, 2010, between TranSwitch Corporation and Computershare Trust Company, N.A. (previously filed as Exhibit 4.03 to TranSwitch Corporation’s Form 8-A/A as   filed with the SEC on April 30, 2010 and incorporated herein by reference).

4.5
2005 Employee Stock Purchase Plan, as amended (previously filed as Exhibit 4.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on May 21, 2010 and incorporated herein by reference). *

4.6
Form of Employee Stock Purchase Plan Enrollment Authorization Form (previously filed as Exhibit 4.3 to TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-126129) and incorporated herein by reference).

4.7
Form of Employee Stock Purchase Plan Change / Withdrawal Authorization Form (previously filed as Exhibit 4.4 to TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-126129) and incorporated herein by reference).

4.8
2008 Equity Incentive Plan, as amended (previously filed as Exhibit 4.2 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on May 21, 2010 and incorporated herein by reference).*

4.9
Form of 2008 Equity Incentive Plan Stock Option Award Agreement (previously filed as Exhibit 4.3 to TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-151113) and incorporated herein by reference).

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

4.15
Indenture between TranSwitch Corporation and U.S. Bank National Trust (previously filed as Exhibit 4.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on October 26, 2009 and incorporated herein by reference).

10.1
Third Amended and Restated 1995 Stock Option Plan, as amended (previously filed as an exhibit to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on May 23, 2005 and incorporated herein by reference).*

10.2
1995 Non-Employee Director Stock Option Plan, as amended (previously filed as Exhibit 4.4 to the TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-89798) and incorporated herein by reference).*

10.3
Form of Incentive Stock Option Agreement under the 1995 Stock Plan (previously filed as an exhibit to the TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-94234) and incorporated herein by reference).

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

10.7	2000 Stock Option Plan (previously filed as Exhibit 4.2 to TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-75800) and incorporated herein by reference).

10.8
Form of Non-Qualified Stock Option Agreement under the 2000 Stock Option Plan (previously filed as Exhibit 4.3 to TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-75800) and incorporated herein by reference).

10.9
1999 Stock Incentive Plan of Onex Communications Corporation (previously filed as Exhibit 4.2 to TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-70344) and incorporated herein by reference).

10.10
Form of Incentive Stock Option Agreement under the 1999 Stock Incentive Plan of Onex Communications Corporation (previously filed as Exhibit 4.3 to TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-70344) and incorporated herein by reference).

10.11
Form of Director Non-Qualified Stock Option Agreement under the Third Amended and Restated 1995 Stock Option Plan, as amended (previously filed as Exhibit 10.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on May 25, 2007 and incorporated herein by reference).*

10.12
Agreement and Plan of Merger by and among TranSwitch Corporation, Centillium Communications, Inc., Sonnet Acquisition Corporation and Haiku Acquisition Corporation, dated as of July 9, 2008 (previously filed as Exhibit 10.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on July 11, 2008 and incorporated herein by reference).

10.13
Exchange Agreement by and among TranSwitch Corporation, QVT Fund LP and Quintessence Fund LP (previously filed as Exhibit 10.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on October 26, 2009 and incorporated herein by reference).

10.14
Exchange Agreement by and among TranSwitch Corporation, JGB Capital LP, JGB Capital Offshore Ltd. and SAMC LLC (previously filed as Exhibit 10.2 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on October 26, 2009 and incorporated herein by reference).

10.15
Employment Agreement dated November 5, 2009 between Dr. M. Ali Khatibzadeh and TranSwitch Corporation (previously filed as Exhibit 10.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on November 12, 2009 and incorporated herein by reference).*

10.16
Common Stock Purchase Agreement dated December 31, 2009 by and between TranSwitch Corporation and Seaside 88, LP (previously filed as Exhibit 10.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on January 4, 2010 and incorporated herein by reference).

10.17
Amendment dated March 17, 2010 to the Common Stock Purchase Agreement dated December 31, 2009 by and between TranSwitch Corporation and Seaside 88, LP (previously filed as Exhibit 10.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on March 22, 2010 and incorporated herein by reference).

10.18
Form of Director Indemnification Agreement as executed with each director of TranSwitch Corporation (previously filed as Exhibit 10.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on April 9, 2009 and incorporated herein by reference).*

10.19
Form of Director Restricted Stock Unit Award Agreement under the 2008 Equity Incentive Plan (previously filed as Exhibit 10.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on May 27, 2009 and incorporated herein by reference).*

10.20
Letter Agreement by and between TranSwitch Corporation and Robert Bosi, dated as of February 13, 2009 (previously filed as Exhibit 10.1 to TranSwitch Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference).*

10.21
Sublease Agreement by and between TranSwitch Corporation and Sikorsky Aircraft Corporation, dated as of March 3, 2009 (previously filed as Exhibit 10.2 to TranSwitch Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference).

10.22
Separation Agreement by and between TranSwitch Corporation and Dr. Santanu Das, dated as of November 6, 2009 (previously filed as Exhibit 10.21 to TranSwitch Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference).*

10.23
Consulting Agreement by and between TranSwitch Corporation and Dr. Santanu Das, dated as of November 6, 2009 (previously filed as Exhibit 10.22 to TranSwitch Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference).*

10.24
Business Financing Agreement by and between TranSwitch Corporation and Bridge Bank, National Association, dated as of March 12, 2010 (previously filed as Exhibit 10.23 to TranSwitch Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference).

11.1	Computation of Loss Per Share (filed herewith).

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

16.1
Letter of UHY LLP dated April 22, 2010 (previously filed as Exhibit 16.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on April 22, 2010 and incorporated herein by reference).

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm (filed herewith).

23.2	Consent of UHY LLP, Independent Registered Public Accounting Firm (filed herewith).

31.1	CEO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	CFO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	CEO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	CFO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Indicates management contract or compensatory plan, contract or arrangement identified as required in Item 15(a)(3) of Form 10-K

(b)	Exhibits

We hereby file as exhibits to this Form 10-K those exhibits listed in Item 15 (a)(3) above.

(c)	Financial Statement Schedule

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
March 15, 2011

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

Name and Signature	Title(s)	Date

/s/ Dr. M. Ali Khatibzadeh	President and Chief Executive Officer	March 15, 2011
Dr. M. Ali Khatibzadeh	(principal executive officer)

/s/ Mr. Robert A. Bosi	Vice President and Chief Financial Officer	March 15, 2011
Mr. Robert A. Bosi	(principal financial and accounting officer)

/s/ Mr. Gerald F. Montry	Director and Chairman of the Board	March 15, 2011
Mr. Gerald F. Montry

/s/ Mr. Faraj Aalaei	Director	March 15, 2011
Mr. Faraj Aalaei

/s/ Mr. Thomas Baer	Director	March 15, 2011
Mr. Thomas Baer

/s/ Mr. Herbert Chen	Director	March 15, 2011
Mr. Herbert Chen

/s/ Mr. Richard J. Lynch	Director	March 15, 2011
Mr. Richard J. Lynch

/s/ Mr. James M. Pagos	Director	March 15, 2011
Mr. James M. Pagos

/s/ Mr. Sam Srinivasan	Director	March 15, 2011
Mr. Sam Srinivasan