Form 10-Q
period 2011-03-31
TRANSWITCH CORP /DE
filed 2011-05-10
CIK 944739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2011

or

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

Large Accelerated Filer ☐       Accelerated Filer ☐

Non-Accelerated Filer (Do not check if a smaller reporting company) ☐ Smaller Reporting Company ☒

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐    No    ☒

At May 2, 2011, there were 23,860,363 shares of Common Stock, par value $.001 per share, of the Registrant outstanding.

TRANSWITCH CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended March 31, 2011

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$4,777	$6,280
Restricted cash	149	582
Short term investments	-	973
Accounts receivable, (net of allowance for doubtful accounts of $207 at March 31, 2011 and $336 at December 31, 2010)	7,164	7,907
Inventories, net	2,055	2,555
Prepaid expenses and other current assets	2,280	2,089
Total current assets	16,425	20,386

Property and equipment, net	1,442	1,239
Goodwill	14,144	14,144
Other intangible assets, net	7,858	8,254
Investments in non-publicly traded companies	293	267
Other assets	1,548	1,528

Total assets	$41,710	$45,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,099	$1,893
Accrued expenses and other current liabilities	12,358	13,118
Current portion of 5.45% Convertible Notes due 2011	2,507	3,758
Total current liabilities	16,964	18,769

Restructuring liabilities	10,346	10,317
Total liabilities	27,310	29,086

Stockholders’ equity:
Common stock, $.001 par value: 37,500,000 shares authorized; 23,851,516 and 23,548,608 shares issued at March 31, 2011 and December 31, 2010, respectively; 23,830,722 and 23,527,814 shares outstanding at March 31, 2011 and December 31, 2010, respectively	24	24
Additional paid-in capital	392,529	391,689
Accumulated other comprehensive income – currency translation	436	459
Common stock held in treasury (20,794), at cost	(118)	(118)
Accumulated deficit	(378,471)	(375,322)
Total stockholders’ equity	14,400	16,732
Total liabilities and stockholders’ equity	$41,710	$45,818

See accompanying notes.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(unaudited)

	Three Months Ended March 31,
	2011	2010
Net revenues:
Product revenues	$5,811	$11,940
Service revenues	2,416	866
Total net revenues	8,227	12,806
Cost of revenues:
Cost of product revenues	1,780	5,228
Provision for excess and obsolete inventories	160	292
Cost of service revenues	1,004	528
Total cost of revenues	2,944	6,048
Gross profit	5,283	6,758
Operating expenses:
Research and development	4,565	4,072
Marketing and sales	1,988	1,818
General and administrative	1,859	1,817
Restructuring charges, net	467	402
Reversal of accrued royalties, net	(750)	-
Total operating expenses	8,129	8,109
Operating loss	(2,846)	(1,351)
Other (expense) income:
Other (expense) income	(5)	122
Interest:
Interest income	24	11
Interest expense	(125)	(169)
Interest expense, net	(101)	(158)
Total other expense, net	(106)	(36)
Loss before income taxes	(2,952)	(1,387)
Income taxes	197	66
Net loss	$(3,149)	$(1,453)

Basic and diluted loss per common share:
Net loss	$(0.13)	$(0.07)
Basic and diluted average common shares outstanding	23,655	20,336

See accompanying notes.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
 (unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net loss	$(3,149)	$(1,453)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:

Depreciation and amortization	533	604
Amortization of debt discount and deferred financing fees	60	38
Provision for excess and obsolete inventories	160	292
Benefit for doubtful accounts	(129)	(115)
Restructuring provision adjustments	467	409
Stock-based compensation expense	682	412
Changes in operating assets and liabilities:
Accounts receivable	872	3,257
Inventories	340	(61)
Prepaid expenses and other assets	(271)	(804)
Accounts payable	206	(731)
Accrued expenses and other current liabilities	(970)	(964)
Restructuring liabilities	(228)	(400)

Net cash (used) provided by operating activities	(1,427)	484

Investing activities:
Capital expenditures	(341)	(5)
Investments in non-publicly traded companies	(26)	(10)
Proceeds from the sale of investments in non-publicly traded companies	-	2,700
Decrease in restricted cash	433	970
Proceeds from sales and maturities of short-term investments	973	-

Net cash provided by investing activities	1,039	3,655

Financing activities:
Issuance of common stock under employee stock plans	158	16
Payments for deferred financing costs	-	(167)
Proceeds from issuance of common stock, net of fees	-	917
Principal payments on 5.45% Convertible Notes due 2011	(1,251)	(1,251)

Net cash used by financing activities	(1,093)	(485)
Effect of exchange rate changes on cash and cash equivalents	(22)	(60)

Change in cash and cash equivalents	(1,503)	3,594
Cash and cash equivalents at beginning of period	6,280	2,343
Cash and cash equivalents at end of period	$4,777	$5,937

See accompanying notes.

TRANSWITCH CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Description of Business

TranSwitch Corporation was incorporated in Delaware on April 26, 1988 and is headquartered in Shelton, Connecticut. TranSwitch Corporation and its subsidiaries (collectively, “TranSwitch” or the “Company”) designs, develops and supplies innovative semiconductor and intellectual property (IP) solutions that provide core functionality for voice, data and video communications equipment for network, enterprise and customer premises applications.  The Company provides integrated multi-core network processor System-on-a-Chip (SoC) solutions and software solutions for fixed, 3G and 4G Mobile, VoIP and multimedia Infrastructures.  For the customer premises market the Company offers a family of communications processors that provide best-in-class performance for a range of applications and  also provide interoperable connectivity solutions that enable the reliable distribution and presentation of high-definition (HD) content for consumer electronics and personal computer  markets.  Our intellectual property (IP) products are compliant with global industry standards such as HDMI and DisplayPort and also feature our proprietary HDP™ and AnyCable™ technologies. Overall, the Company has over 100 active customers, including the leading global telecom equipment providers, semiconductor and consumer product companies.

Liquidity

The Company has incurred significant operating losses and used cash in its operating activities for the past several years. Operating losses have resulted from inadequate sales levels for the cost structure. The Company reduced operating expenses during 2010 as a result of the restructuring plans it implemented during 2009 and 2010. The Company also announced further restructuring actions to be implemented during 2011. The Company believes that with the current anticipated gross profit margins and operating expenses the Company can break-even on an operating income basis, excluding stock compensation costs and amortization of purchased intangibles, at the rate of sales of $11.0 million per quarter. Also, the Company intends to continue to assess its cost structure in relationship to its revenue levels and to make appropriate adjustments to expense levels as required. Nonetheless, the Company believes that its existing cash and cash equivalents and its bank financing facility will be sufficient to fund operating activities and capital expenditures, and provide adequate working capital through at least the next twelve months.  Of course, there can be no assurance that the anticipated sales level will be achieved.

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

Cash and cash equivalents are held by high-quality financial institutions, thereby reducing credit risk concentrations. In addition, the Company limits the amount of credit exposure to any one financial institution.

At March 31, 2011 and December 31, 2010, approximately 51% and 53% of accounts receivable were due from five customers. The majority of the Company’s sales are to customers in the telecommunications and data communications industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Customers that accounted for more than 10% of total accounts receivable at each period end follows:

	March 31, 2011	December 31, 2010

Customer A	13%	*
Customer B	11%	*
Customer C	*	16%
Customer D	*	15%

* Accounts receivable due were less than 10% of the Company’s total accounts receivable.

Note 2.  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of TranSwitch have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. These financial statements are prepared on a consistent basis with, and should be read in conjunction with, the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2010, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 15, 2011.  In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation. The results of operations for any interim period are not necessarily indicative of the results that may be achieved for the full year.

Note 3.  New Accounting Standards

Recently Issued Standards

In December 2010, FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (Topic 350). Under Topic 350, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company adopted this standard as of January 1, 2011. The adoption of this update did not have a material effect on the consolidated financial statements.

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

As of March 31, 2011, the Company’s financial assets included investments in non-publicly traded companies. The Company considers net realizable value for its investments in non-publicly traded companies for purposes of determining asset impairment losses. For the three months ended March 31, 2011 and 2010, the Company had no impairment losses on investments in non-publicly traded companies.

The carrying amounts for cash equivalents, accounts receivable and accounts payable approximate fair value due to their immediate or short-term nature of the maturity. The fair value of the outstanding 5.45% Convertible Notes due September 30, 2011 (“2011 Notes”) was estimated at approximately $2.5 million as of March 31, 2011 and $3.8 million as of December 31, 2010. The 2011 Notes approximate fair value based on market rates available to the Company for financing with similar terms. The carrying value of such notes was approximately $2.5 million as of March 31, 2011 and $3.8 million as of December 31, 2010. There were no short-term investments as of March 31, 2011. The fair value of short term investments was $1.0 million as of December 31, 2010 which is based on a Level 2 valuation technique.

Note 5.  Foreign Currency Translation

Substantially all foreign subsidiaries use their local currency as their functional currency. Therefore, assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average exchange rates during the year. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss). In 2011, the Company determined that its intercompany loan balances with its foreign subsidiaries are classified as long-term.  As such, the Company has recorded its exchange gains and losses in the translation of these balances as other comprehensive income or loss for the three months ended March 31, 2011.  Prior to 2011, the Company considered these loan balances as short term in nature and included the exchange gains and losses for the translation of these intercompany loan balances as other (expense) income in the statement of operations.

Note 6.  Stock-Based Compensation

The amount of the stock-based compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

Stock-based compensation expense follows:

(in thousands)	Three Months Ended March 31,
	2011	2010
Cost of Sales	$21	$12
Research and Development	211	191
Marketing and Sales	128	36
General and Administration	322	173
Total Stock-Based Compensation	$682	$412

During the three months ended March 31, 2011, 47,751 restricted stock units ("RSU”) were granted, 229,581 RSU were released, and 12,595 RSU were canceled, forfeited, or expired.  During the same three months there were 10,000 stock options granted, 41,264 stock options were exercised, and 34,558 stock options were canceled, forfeited or expired.

Note 7.  Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss, by the weighted average number of common shares outstanding plus the dilutive effect of potential common shares from outstanding stock options, restricted stock units, and convertible debt. All of the outstanding stock options and restricted stock units for the three months ended March 31, 2011 and 2010, and shares issuable upon the conversion on the 2011 Notes, were anit-dilutive and were excluded from the calculation of diluted net loss per common share. Therefore, both the basic and the diluted net loss per common share is computed using the weighted average common shares outstanding for the respective periods.

Note 8.    Restricted Cash

The Company’s liquidity is affected by restricted cash balances of approximately $0.1 million as of March 31, 2011 and $0.6 million as of December 31, 2010, which are included in current assets and are not available for general corporate use.  The Company has pledged these restricted cash accounts as collateral for stand-by letters of credit that support customer credit requirements.

Note 9.    Inventories

The components of inventories follow:

(in thousands)	March 31, 2011	December 31, 2010

Raw material	$246	$290

Work-in-process	576	840

Finished goods	1,233	1,425

Total inventories, net	$2,055	$2,555

During the three months ended March 31, 2011 and 2010, gross profit was affected favorably in the amount of $0.1 million from the sales of products that had previously been written down.

Note 10.     Other Intangible Assets

Information about other intangible assets follows:

	Other Intangible Assets
(in thousands)	Developed Technology	Customer Relationships	Total

Balances at March 31, 2011
Cost	$3,014	$9,557	$12,571
Accumulated amortization	(1,320)	(3,393)	(4,713)
	$1,694	$6,164	$7,858

Balances at December 31, 2010
Cost	$3,014	$9,557	$12,571
Accumulated amortization	(1,206)	(3,111)	(4,317)
	$1,808	$6,446	$8,254

Amortization expense related to “other intangible assets” for both the three months ended March 31, 2011 and 2010 was $0.4 million. Future estimated aggregate amortization expense for such assets as of March 31, 2011 follows: 2011 (remaining nine months) - $1.2 million; 2012 - $1.2 million; 2013 - $1.2 million; 2014 - $1.1 million; 2015 - $0.9 million; 2016 - $0.8 million and thereafter - $1.5 million

Note 11.    Accrued Expenses and Other Current Liabilities

The components of accrued and other current liabilities follow:

	March 31,	December 31,
(in thousands)	2011	2010
Accrued and other current liabilities	$3,722	$3,903
Accrued royalties	4,119	5,188
Accrued compensation and benefits	3,075	2,923
Restructuring liabilities	1,101	891
Deferred revenue	341	213

Total accrued and other current liabilities	$12,358	$13,118

The Company periodically evaluates any contingent liabilities in connection with any payments to be made for any potential intellectual property infringement asserted or unasserted claims.  The Company’s accrued royalties as of March 31, 2011 and December 31, 2010 represent the contingent payments for asserted or unasserted claims that are probable of assertion as of the respective balance sheet dates based on the applicable patent law.

Note 12.    Comprehensive Loss

The components of comprehensive loss were as follows:

(in thousands)	Three Months Ended March 31,
	2011	2010
Net loss	$(3,149)	$(1,453)
Foreign currency translation adjustment	(23)	(47)
Total comprehensive loss	$(3,172)	$(1,500)

Note 13.    Restructuring and Asset Impairment Charges

During the three ended March 31, 2011, the Company recorded a net restructuring charge of approximately $0.5 million.  The Company implemented a restructuring plan in the first quarter of 2011 that included a workforce reduction of approximately 26 positions primarily in the Company’s Fremont, California, New Delhi, India and Bangalore, India locations.  The restructuring charges are primarily for employee termination benefits.

During the three months ended March 31, 2010, the Company recorded a restructuring charge of approximately $0.4 million. The Company implemented a restructuring plan in the first quarter of 2010 that included a workforce reduction of approximately 17 positions primarily in the Company’s Shelton, Connecticut, Fremont, California, New Delhi, India and Bangalore, India locations.  The restructuring charges are primarily for employee termination benefits.

A summary of the restructuring liabilities and activity follows:

(in thousands)	Activity for the Three Months Ended March 31, 2011
	Restructuring Liabilities December 31, 2010	Restructuring Charges	Cash Payments, net of Receipts on Sublease Activity	Non-cash Items	Adjustments and Changes in Estimates	Restructuring Liabilities March 31, 2011

Employee termination benefits	$3	$467	$—	$—	$—	$470

Facility lease costs	11,205	—	(228)	—	—	10,977

Totals	$11,208	$467	$(228)	$—	$—	$11,447

Note 14.    Investments in Non-Publicly Traded Companies

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

For the three months ended March 31, 2011 and 2010, there were no impairment charges related to the Company’s investments in non-publicly traded companies. Also, during the three months ended March 31, 2011 and 2010, the Company made additional investments of approximately $26,000 and $10,000, respectively.

Note 15.    Credit Facility and Convertible Notes

Credit Facility:

On March 12, 2010 the Company entered into a credit facility agreement with Bridge Bank N.A. (“Bridge Bank”), a subsidiary of Bridge Capital Holdings. The facility allows for borrowings up to $5.0 million determined by the Company’s outstanding eligible accounts receivable. The agreement bears interest at the lender’s prime rate plus 2.5 percent and matured on March 12, 2011. This agreement was amended on April 4, 2011. As of March 31, 2011, the Company had no outstanding borrowings under this credit facility.

Convertible Notes:

On October 26, 2009, the Company exchanged approximately $10.0 million aggregate principal amount of its unsecured Convertible Notes due September 30, 2010 for an equal principal amount of new unsecured 2011 Notes. The 2011 Notes are convertible at the option of the holder, at any time on or prior to maturity at an initial conversion ratio of 138.8888 shares per $1,000 principal amount.  As of March 31, 2011, the principal amount of these notes would be equal to the value of the common stock into which the 2011 Notes could be converted if the Company’s stock price were $7.20.  If a holder of the 2011 Notes converts such notes in connection with a corporate transaction that constitutes a change in control, as defined, at any time prior to July 6, 2011, then in addition to the conversion shares, as defined, such holder is also entitled to receive upon such conversion a make-whole payment premium in cash. Commencing on October 30, 2009, the 2011 Notes are payable in monthly principal payments of $417,000 plus interest. The Company’s future principal payments are expected to be $2.5 million over the next six months with the final payment being due on September 30, 2011. The interest payments on the 2011 Notes are expected to be $40,000 over the next six months.  The 2011 Notes may be paid for in shares of the Company’s common stock, solely at the Company’s option and upon the satisfaction or waiver of certain conditions.  If the Company elects to make any payment of or provision for principal in shares of its common stock, the shares to be delivered will be valued at the lower of $7.20 (subject to adjustment) or 90% of the arithmetic average of the daily volume-weighted average price of the common stock for the ten (10) consecutive trading days ending on or including the second trading day immediately preceding the applicable Interest Payment Date, but not less than $3.60.  The Company may redeem some or all of the 2011 Notes at any time prior to maturity for cash equal to the principal amount, plus accrued and unpaid interest; provided, however, that the 2011 Notes will not be redeemable prior to maturity unless the closing price per share of the Company’s common stock exceeds 150% of the conversion price, which currently is $7.20, for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days immediately preceding notice to holders of such redemption. The holders of the 2011 Notes may require the Company to repurchase the 2011 Notes upon a change in control for cash at 100% of the principal amount, plus accrued and unpaid interest.  The terms underlying the 2011 Notes contain certain customary covenants that limit, among other things, the Company’s ability to incur additional debt. The failure to comply with such covenants could cause the 2011 Notes to become due and payable immediately. As of March 31, 2011, $2.5 million of the 2011 Notes remained outstanding and has been classified as short-term. As of December 31, 2010, $3.8 million of the 2011 Notes remained outstanding and has been classified as short-term.

Note 16.   Supplemental Cash Flow Information

Supplemental cash flow information follows:

(in thousands)	Three Months Ended March 31,
	2011	2010

Cash paid for interest	$65	$133

Cash paid for income taxes	$83	$45

Note 17.   Issuance of Common Stock

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

On June 14, 2010, the Company exercised its option to terminate the Common Stock Purchase Agreement with Seaside.  The Company had no closings with Seaside during the three months ended March 31, 2011.  During the three months ended March 31, 2010, the Company had 7 closings with Seaside at a purchase price ranging from $1.40 to $2.69 per share and sold 525,000 shares of stock to Seaside for net proceeds of approximately $0.9 million.  The proceeds have been used for general corporate purposes, which includes working capital, capital expenditures, repayment of debt, development costs, and strategic investments.

Note 18.   Income Taxes

The provision for income taxes for the three months ended March 31, 2011 and 2010 was $0.2 million and $0.1 million, respectively. The provision for income taxes relates to certain of TranSwitch’s subsidiaries located in foreign jurisdictions.  The effective income tax rate differs from the U.S. federal statutory rate for the periods presented primarily due to foreign and state income taxes and increases in the valuation allowance for deferred income tax assets offset by non-deductible interest expense.

During the three months ended March 31, 2011 and 2010, we evaluated our deferred income tax assets as to whether it is “more likely than not” that the deferred income tax assets will be realized. In our evaluation of the realizability of deferred income tax assets, we consider projections of future taxable income, the reversal of temporary differences and tax planning strategies. We have evaluated the realizability of the deferred income tax assets and have determined that it is “more likely than not” that all of the deferred income tax assets will not be realized. Accordingly, a valuation allowance was recorded for all of our domestic net deferred income tax assets. In future periods, we will not recognize a deferred tax benefit and will maintain a deferred tax valuation allowance until we achieve sustained U.S. taxable income.  Additionally, in the future, we expect our current income tax expense to be related to taxable income generated by our foreign subsidiaries.

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

Note 19. Stock Repurchase Program

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

No shares were repurchased during the three months ended March 31, 2011 or 2010.

Note 20.  Evaluation of Subsequent Events

On April 4, 2011, the Company entered into an Amended and Restated Business Financing Agreement (the “Amended Financing Agreement”) with Bridge Bank which amends and restates its existing credit facility. The Amended Financing Agreement provides a credit facility to the Company of up to $5,000,000 which bears interest at the higher of (i) the prime rate plus 2.0% or (ii) 5.25% percent, plus the payment of certain fees and expenses. The amended credit facility is secured by substantially all the personal property of the Company, including its accounts receivable and intellectual property.  Subject to the terms of the Amended Financing Agreement, availability under the Facility is based on a formula pursuant to which Bridge Bank would advance an amount equal to the lower of $5,000,000 or 80% of the Company’s eligible accounts receivable, with account eligibility and advance rates determined by Bridge Bank in its sole discretion.  The term of the Facility is two years and at the expiration of such term, all loan advances under the Facility will become immediately due and payable.

Subsequent events have been evaluated through the date the accompanying condensed consolidated financial statements were issued.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our unaudited interim condensed consolidated financial statements and the related notes thereto contained in Part 1, Item 1 of this Report.  The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock.  We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2010.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, and any documents incorporated herein by reference may contain, forward-looking statements that involve risks and uncertainties. When used in this document, the words, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “expect” and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements as a result of risk factors including those set forth in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010.

COMPANY OVERVIEW

TranSwitch Corporation was incorporated in Delaware on April 26, 1988 and is headquartered in Shelton, Connecticut. TranSwitch Corporation and its subsidiaries (collectively, “TranSwitch” or the “Company”) designs, develops and supplies innovative semiconductor and intellectual property (IP) solutions that provide core functionality for voice, data and video communications equipment for network, enterprise and customer premises applications.  The Company provides integrated multi-core network processor System-on-a-Chip (SoC) solutions and software solutions for fixed, 3G and 4G Mobile, VoIP and multimedia Infrastructures.  For the customer premises market the Company offers a family of communications processors that provide best-in-class performance for a range of applications and  also provide interoperable connectivity solutions that enable the reliable distribution and presentation of high-definition (HD) content for consumer electronics and personal computer  markets.  Our intellectual property (IP) products are compliant with global industry standards such as HDMI and DisplayPort and also feature our proprietary HDP™ and AnyCable™ technologies. Overall, the Company has over 100 active customers, including the leading global telecom equipment providers, semiconductor and consumer product companies.

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

During the quarter ended March 31, 2011, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2010.

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

	Three Months Ended March 31,
	2011	2010
Net revenues:
Product revenues	71%	93%
Service revenues	29%	7%
Total net revenues	100%	100%
Cost of revenues:
Product cost of revenues	22%	41%
Provision for excess and obsolete inventories	2%	2%
Service cost of revenues	12%	4%
Total cost of revenues	36%	47%
Gross profit	64%	53%
Operating expenses:
Research and development	55%	32%
Marketing and sales	24%	14%
General and administrative	23%	14%
Restructuring charges, net	6%	3%
Reversal of accrued royalties	(9)%	-
Total operating expenses	99%	63%
Operating loss	(35)%	(10)%

Net Revenues

We have two product line categories: Network Infrastructure and Customer Premises Equipment (CPE). Our Network Infrastructure product lines include our Optical Transport, Carrier Ethernet and Media Gateway/VoIP and Broadband Access product lines. The Optical Transport products are incorporated into OEM systems that improve the efficiency of fiber optic networks for packetized data traffic, thereby increasing the overall network capacity. Our Media Gateway/VoIP products provide Voice-over-IP and other packet processing functionality in a variety of equipment types deployed in wireless and wire-line carrier networks as well as in enterprise networks.  These equipment types include large capacity media gateways in the core of the network, small-medium capacity access gateways in the ‘last-mile’ section of the network and customer premise equipment for business and residential subscribers. The Broadband Access product line is incorporated into equipment that provides high speed connections to subscribers using fiber (FTTx) or DSL technology, enabling telecommunications service providers to support next generation voice, data and video services. The Carrier Ethernet product line facilitates the transition of existing networks-based legacy voice oriented technologies to Ethernet technology which is more suitable and efficient for supporting next generation converged video, data and voice services. Our CPE product line category includes Multi-Service Communications Processors used in broadband modems or to be added as part of a small office, home office, or SOHO, network and HDMI, DisplayPort and Ethernet IP Cores which have been incorporated into a number of consumer electronics and PC appliances.

The following table summarizes our net revenue mix by product line category:

(in thousands)	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues	Percentage Decrease in Revenues

Network Infrastructure	$5,471	67%	$8,398	66%	(35)%

Customer Premises Equipment	2,756	33%	4,408	34%	(37)%

Total net revenues	$8,227	100%	$12,806	100%	(36)%

Total net revenues for the three months ended March 31, 2011 were $8.2 million as compared to $12.8 million for the three months ended March 31, 2010, a decrease of $4.6 million or 36%. Our Network Infrastructure revenues decrease of approximately 35% was a result of lower sales of our TEMx28 (a PDH mapper), ASIC products and Entropia (our Media Processor Family) products due to reduced telecom infrastructure capital expenditures. This was partially offset by increased sales of our ENVOY CE4 products.  Our CPE revenues decrease of approximately 37% was attributable to the ramping down of our Mustang (gigabit Ethernet passive optical) product line towards the end of 2010.  This reduction was partially offset by increased sales from our HDMI products along with increased service revenues which include IP licensing of our high speed interface technology.

International net revenues represented approximately 72% of net revenues for the three months ended March 31, 2011 as compared to 76% for the three months ended March 31, 2010.

Gross Profit

Total gross profit for the three months ended March 31, 2011 decreased by approximately $1.5 million or 22% as compared to the three months ended March 31, 2010. The decrease in gross profit was primarily the result of a decrease in total net revenues which was partially offset by higher gross margins on the revenues that we did have in the first quarter on 2011. The total gross profit as a percentage of revenue was 64% and 53% for three months ended March 31, 2011 and 2010, respectively. The changes in gross margin percentage are mostly attributable to changes in product mix, especially a larger portion of higher margin IP licensing revenues. We anticipate that gross profit will continue to be impacted by fluctuations in the volume and mix of our product shipments as well as material costs, yield and the fixed cost absorption of our product operations.

During the three months ended March 31, 2011 and 2010, gross profit was affected favorably in the amount of $0.1 million from the sales of products that had previously been written down. Also during the three months ended March 31, 2011 and 2010, we recorded provisions for excess and obsolete inventories in the amount of $0.2 million and $0.3 million, respectively.

Research and Development

Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to electronic design automation tools, subcontracting and fabrication costs, depreciation and amortization, and facilities expenses.  During the three months ended March 31, 2011, research and development expenses increased $0.5 million, or 12% over the comparable period of 2010. This increase was a result of increased labor and subcontracting costs as a result of our investment in our high-speed interface product line.

We will continue to closely monitor both our costs and our revenue expectations in future periods.  We will continue to concentrate our spending in this area to meet our customer requirements and respond to market conditions.

Marketing and Sales

 Marketing and sales expenses consist primarily of personnel-related expenses, trade show expenses, travel expenses and facilities expenses.  Marketing and sales expenses for the three months ended March 31, 2011 increased by $0.2 million or 9% as compared to the three months ended March 31, 2010.  This increase was a result of increased costs related to our high-speed interface product line and increased stock compensation costs. These were partially offset by decreased other costs as a result of the cost cutting measures that were implemented in first quarter of 2010.

 General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, professional and legal fees, insurance and facilities expenses.  General and administrative expenses for the three months ended March 31, 2011 increased by less than $0.1 million or 2% as compared to the comparable period in 2010.  This increase was a result of increased stock compensation expenses partially offset by decreased professional fees that were associated with the cost cutting measures that were implemented in the first quarter of 2011.

Restructuring Charges, net

During the three months ended March 31, 2011 and 2010, we recorded net restructuring charges of $0.5 million and $0.4 million, respectively.

Interest Expense, net

Interest expense, net was $0.1 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively. Interest income will continue to fluctuate as it is affected by our cash and investment balances and the related interest rates. At March 31, 2011 and 2010, the effective interest rate on our interest-bearing securities was approximately 3.2% and 0.4%, respectively.  Interest expense decreased slightly due to lower debt balances resulting from principal payments made on our 2011 Notes. The interest payments on the 2011 Notes are expected to be $40,000 for the remainder of 2011.

Other (Expense) Income

          For the three months ended March 31, 2011 and 2010, other income (expense) was approximately zero and $0.1 million of income, respectively. For the three months ended March 31, 2010, the other income was primarily due to both realized and unrealized exchange rate gains and losses which are recorded for the translation of our intercompany loan balances with our wholly owned subsidiaries.

Income Tax Expense

For the three months ended March 31, 2011 and 2010, income tax expense was $0.2 million and $0.1 million, respectively. The amounts that were recorded reflect income taxes on the earnings of certain of our foreign subsidiaries, principally India.

During the three and ended March 31, 2011 and 2010, we evaluated our deferred income tax assets as to whether it is “more likely than not” that the deferred income tax assets will be realized. In our evaluation of the realizability of deferred income tax assets, we consider projections of future taxable income, the reversal of temporary differences and tax planning strategies. We have evaluated the realizability of the deferred income tax assets, and have determined that it is “more likely than not” that all of the deferred income tax assets will not be realized. Accordingly, a valuation allowance was recorded for all of our domestic net deferred income tax assets. In future periods, we will not recognize a deferred tax benefit and will maintain a deferred tax valuation allowance until we achieve sustained U.S. taxable income.  Additionally, in the future, we expect our current income tax expense to be related to taxable income generated by our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011 and December 31, 2010, we had total cash, cash equivalents, restricted cash and short-term investment balances of approximately $4.9 million and $7.8 million, respectively. This is our primary source of liquidity, as we are not currently generating any significant positive cash flow from our operations. A summary of our cash, cash equivalents, restricted cash and investments and future commitments are detailed as follows:

Cash, Cash Equivalents, Restricted Cash and Short-term Investments

As of March 31, 2011, we had cash, cash equivalents and restricted cash of approximately $4.9 million. Our primary source of liquidity is cash, cash equivalents, restricted cash and a credit facility agreement.

During the first three months of 2011 we made principal payments of approximately $1.2 million on our 2011 Notes. As of March 31, 2011 the outstanding balance on the 2011 Notes was $2.5 million.

On March 12, 2010 we entered into a credit facility agreement with Bridge Bank N.A., a subsidiary of Bridge Capital Holdings. The facility allows for borrowings up to $5.0 million determined by our outstanding eligible accounts receivable. The agreement bears interest at the lender’s prime rate plus 2.5 percent. This agreement was amended on April 4, 2011 and the current facility matures on April 4, 2013. We have not borrowed against this facility as of the date of this report.

We have taken cost cutting measures through restructuring plans we implemented during 2010 and 2011. We currently believe that with our anticipated gross profit margins and operating expenses we can break-even on an operating income basis, excluding stock compensation costs and amortization of purchased intangibles, at the rate of sales of $11.0 million per quarter. Also, we intend to continue to assess our cost structure in relationship to our revenue levels and to make appropriate adjustments to expense levels as required. Nonetheless, we believe that our existing cash and cash equivalents and a bank financing facility will be sufficient to fund operating activities and capital expenditures, and provide adequate working capital through at least the next twelve months.

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

A summary of the net change in total cash and investments follows:

(in thousands)	March 31, 2011	December 31, 2010	Change	March 31, 2010	December 31, 2009	Change
Cash and cash equivalents	$4,777	$6,280	$(1,503)	$5,937	$2,343	$3,594
Restricted cash	149	582	(433)	1,762	2,732	(970)
Short term investments	-	973	(973)	-	-	-
Total cash and investments	$4,926	$7,835	$(2,909)	$7,699	$5,075	$2,624

Effect of Exchange Rates and Inflation: Exchange rates and inflation have not had a significant impact on our operations or cash flows.

Commitments and Significant Contractual Obligations

There have been no material changes to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on March 15, 2011. Additional comments related to our contractual obligations are presented below.

We have existing commitments to make future interest payments on the 2011 Notes and to pay principal on a monthly basis until September 2011. Over the remaining life of the outstanding 2011 Notes, we expect to accrue and pay less than $0.1 million in interest.

We have outstanding operating lease commitments of approximately $21.6 million, payable over the next seven years. Some of these commitments are for space that is not being utilized and, for which we recorded restructuring charges in prior periods. As of March 31, 2011, we have sublease agreements totaling approximately $8.0 million to rent portions of our excess facilities over the next four years.  We currently believe that we can fund these lease commitments in the future; however, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

We also have pledged approximately $0.1 million as of March 31, 2011 and $0.6 as of December 31, 2010 as collateral for stand-by letters of credit to support customer credit requirements. These amounts were in our bank accounts and are included in our restricted cash balances.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.     CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, including our President and Chief Executive Officer, and Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  These officers have concluded that our disclosure controls and procedures are effective. As such, we believe that all material information relating to us and our consolidated subsidiaries required to be disclosed in our periodic filings with the SEC (i) is recorded, processed, summarized and reported within the required time period, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2011, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 1A.    RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Exhibit 10.1
Amended and Restated Business Financing Agreement by and between TranSwitch Corporation and Bridge Bank, National Association, dated as of April 4, 2011 (previously filed as Exhibit 10.1 to TranSwitch’s current report on Form 8-K as filed with the Securities and Exchange Commission on April 8, 2011 and incorporated herein by reference).

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

TRANSWITCH CORPORATION

May 10, 2011	/s/ Dr. M. Ali Khatibzadeh
Date	Dr. M. Ali Khatibzadeh Chief Executive Officer and President (Chief Executive Officer)

May 10, 2011	/s/ Robert A. Bosi
Date	Robert A. Bosi Vice President and Chief Financial Officer (Chief Financial Officer)