Form 10-Q
period 2011-06-30
TRANSWITCH CORP /DE
filed 2011-08-09
CIK 944739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2011
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

At July 31, 2011, there were 30,441,008 shares of Common Stock, par value $.001 per share, of the Registrant outstanding.

TRANSWITCH CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended June 30, 2011

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$10,109	$6,280
Restricted cash	138	582
Short-term investments	6,147	973
Accounts receivable, (net of allowance for doubtful accounts of $207 at June 30, 2011 and $336 at December 31, 2010)	7,476	7,907
Inventories, net	1,879	2,555
Prepaid expenses and other current assets	2,324	2,089
Total current assets	28,073	20,386

Long-term investments	486	-
Property and equipment, net	1,278	1,239
Goodwill	14,144	14,144
Other intangible assets, net	7,462	8,254
Investments in non-publicly traded companies	293	267
Other assets	1,627	1,528

Total assets	$53,363	$45,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,034	$1,893
Accrued expenses and other current liabilities	11,777	13,118
Current portion of 5.45% Convertible Notes due 2011	1,256	3,758
Total current liabilities	15,067	18,769

Restructuring liabilities	10,119	10,317
Total liabilities	25,186	29,086

Stockholders’ equity:
Common stock, $.001 par value: 37,500,000 shares authorized; 30,433,563 and 23,548,608 shares issued at June 30, 2011 and December 31, 2010, respectively; 30,412,769 and 23,527,814 shares outstanding at June 30, 2011 and December 31, 2010, respectively	30	24
Additional paid-in capital	409,328	391,689
Accumulated other comprehensive income – currency translation	407	459
Common stock held in treasury (20,794 shares), at cost	(118)	(118)
Accumulated deficit	(381,470)	(375,322)
Total stockholders’ equity	28,177	16,732
Total liabilities and stockholders’ equity	$53,363	$45,818

See accompanying notes.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues:
Product revenues	$4,016	$11,881	$9,827	$23,821
Service revenues	3,037	2,196	5,453	3,062
Total net revenues	7,053	14,077	15,280	26,883
Cost of revenues:
Cost of product revenues	1,305	5,331	3,085	10,559
Provision for excess and obsolete inventories	-	269	160	561
Cost of service revenues	1,034	1,001	2,038	1,529
Total cost of revenues	2,339	6,601	5,283	12,649
Gross profit	4,714	7,476	9,997	14,234
Operating expenses:
Research and development	4,490	3,636	9,055	7,708
Marketing and sales	2,076	1,914	4,064	3,732
General and administrative	1,915	2,013	3,774	3,830
Restructuring charges, net	-	-	467	402
Reversal of accrued royalties, net	(825)	-	(1,575)	-
Total operating expenses	7,656	7,563	15,785	15,672
Operating loss	(2,942)	(87)	(5,788)	(1,438)
Other (expense) income:
Other (expense) income	(8)	848	(13)	970
Interest:
Interest income	68	26	92	37
Interest expense	(68)	(205)	(193)	(374)
Interest expense, net	-	(179)	(101)	(337)
Total other (expense) income, net	(8)	669	(114)	633
(Loss) income before income taxes	(2,950)	582	(5,902)	(805)
Income taxes	49	99	246	165
Net (loss) income	$(2,999)	$483	$(6,148)	$(970)

Basic and diluted (loss) income per common share:
Net (loss) income per common share – basic	$(0.11)	$0.02	$(0.24)	$(0.05)
Net (loss) income per common share – diluted	$(0.11)	$0.02	$(0.24)	$(0.05)
Weighted average common shares outstanding – basic	26,853	21,510	25,263	20,926
Weighted average common shares outstanding – diluted	26,853	22,326	25,263	20,926

See accompanying notes.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
 (unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net loss	$(6,148)	$(970)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,095	1,153
Amortization of debt discount and deferred financing fees	36	107
Provision for excess and obsolete inventories	160	560
Benefit from allowance for doubtful accounts	(129)	(45)
Restructuring charges	467	409
Stock-based compensation expense	1,333	1,013
Changes in operating assets and liabilities:
Accounts receivable	560	(928)
Inventories	516	914
Prepaid expenses and other assets	(370)	(552)
Accounts payable	141	(1,706)
Accrued expenses and other current liabilities	(1,526)	(687)
Restructuring liabilities	(480)	(1,169)
Net cash used by operating activities	(4,345)	(1,901)

Investing activities:
Capital expenditures	(343)	(54)
Investments in non-publicly traded companies	(26)	(10)
Proceeds from the sale of investments in non-publicly traded companies	-	2,700
Decrease in restricted cash	444	1,704
Purchases of short and long-term investments	(6,633)	(510)
Proceeds from sales and maturities of short-term investments	973	-
Net cash (used) provided by investing activities	(5,585)	3,830

Financing activities:
Issuance of common stock under employee stock plans	236	19
Payments for deferred financing costs	-	(167)
Proceeds from issuance of common stock, net of fees	16,075	6,327
Principal payments on 5.45% Convertible Notes due 2011	(2,502)	(2,502)
Net cash provided by financing activities	13,809	3,677

Effect of exchange rate changes on cash and cash equivalents	(50)	(763)
Change in cash and cash equivalents	3,829	4,843
Cash and cash equivalents at beginning of period	6,280	2,343
Cash and cash equivalents at end of period	$10,109	$7,186

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

Liquidity

The Company has incurred significant operating losses and has used cash in its operating activities for the past several years. Operating losses have resulted from inadequate sales levels for the cost structure. The Company reduced operating expenses during 2010 as a result of the restructuring plans it implemented during 2009 and 2010. The Company also announced further restructuring actions which were implemented during the first quarter of 2011. The Company believes that with the current anticipated gross profit margins and operating expenses the Company can break-even on an operating income basis, excluding stock compensation costs and amortization of purchased intangibles, at the rate of sales of $11.0 million per quarter. Also, the Company intends to continue to assess its cost structure in relationship to its revenue levels and to make appropriate adjustments to expense levels as required. Nonetheless, the Company believes that its existing cash and cash equivalents and its bank financing facility will be sufficient to fund operating activities and capital expenditures, and provide adequate working capital at least through the next twelve months.  Of course, there can be no assurance that the anticipated sales level will be achieved.

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

At June 30, 2011 and December 31, 2010, approximately 69% and 53% of accounts receivable were due from five customers. The majority of the Company’s sales are to customers in the telecommunications and data communications industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Customers that accounted for more than 10% of total accounts receivable at each period end follows:

	June 30, 2011	December 31, 2010

Customer A	25%	*
Customer B	16%	16%
Customer C	12%	*
Customer D	10%	*
Customer E	*	15%

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

Note 3.  Investments

The following tables summarize the Company’s held-to-maturity investments (in thousands):

June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate debt securities	$6,147	$71	$(2)	$6,216
Municipal securities	486	5	-	491
Total	$6,633	$76	$(2)	$6,707

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate debt securities	$501	$11	$-	$512
Municipal securities	472	39	-	511
Total	$973	$50	$-	$1,023

All of our long-term investments had maturities of between one and two years in duration at June 30, 2011.

Note 4.  New Accounting Standards

Recently Issued Standards

In June 2011, FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) which provides guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  The adoption of this guidance will require the Company to change the presentation of comprehensive income to an acceptable method described in this standard.  The Company will no longer be allowed to present comprehensive income within the statement of stockholders’ equity. Since this ASU will only change the format of financial statements it is expected that the adoption of this ASU will not have a material effect on the Company’s consolidated financial position and results of operations.

In December 2010, FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (Topic 350). Under Topic 350, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company adopted this standard as of January 1, 2011. The adoption of this update did not have a material effect on the consolidated financial statements through June 30, 2011.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its interim condensed consolidated financial statements.

Note 5.  Fair Value Measurements

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

As of June 30, 2011, the Company’s financial assets included short-term investments, long-term investments and investments in non-publicly traded companies. The Company considers net realizable value for its investments in non-publicly traded companies for purposes of determining asset impairment losses. For the three and six months ended June 30, 2011 and 2010, the Company had no impairment losses on investments in non-publicly traded companies.

The carrying amounts for cash equivalents, accounts receivable and accounts payable approximate fair value due to their immediate or short-term nature of the maturity. The fair value of the outstanding 5.45% Convertible Notes due September 30, 2011 (“2011 Notes”) was estimated at approximately $1.3 million as of June 30, 2011 and $3.8 million as of December 31, 2010. The 2011 Notes approximate fair value based on market rates available to the Company for financing with similar terms. The carrying value of such notes was approximately $1.3 million as of June 30, 2011 and $3.8 million as of December 31, 2010.  The fair value of short-term investments was $6.1 million and $1.0 million as of June 30, 2011 and December 31, 2010, respectively. The fair value of long-term investments was $0.5 million as of June 30, 2011 and there were no long-term investments as of December 31, 2010.  The short-term and long-term investment values are based on a Level 2 valuation technique.

Note 6.  Foreign Currency Translation

Substantially all foreign subsidiaries use their local currency as their functional currency. Therefore, assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average exchange rates during the year. The resulting translation adjustments are recorded in accumulated other comprehensive loss. In 2011, the Company determined that its intercompany loan balances with its foreign subsidiaries are classified as long-term.  As such, the Company has recorded its exchange gains and losses in the translation of these balances as other comprehensive income or loss for the three and six months ended June 30, 2011.  Prior to 2011, the Company considered these loan balances as short term in nature and included the exchange gains and losses for the translation of these intercompany loan balances as other (expense) income in the statement of operations.

Note 7.  Stock-Based Compensation

The amount of the stock-based compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

Stock-based compensation expense follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of Sales	$16	$26	$37	$38
Research and Development	218	221	429	412
Marketing and Sales	122	100	250	136
General and Administration	295	254	617	427
Total Stock-Based Compensation	$651	$601	$1,333	$1,013

During the six months ended June 30, 2011, 840,463 restricted stock units ("RSU”) were granted, 570,484 RSU were released, and 67,625 RSU were canceled, forfeited, or expired.  During the same six months there were 10,000 stock options granted, 72,863 stock options were exercised, and 99,926 stock options were canceled, forfeited or expired.

Note 8.  (Loss) Income Per Common Share

Basic net (loss) income per common share and diluted net (loss) income per common share are computed using the weighted average common shares outstanding for the respective periods. Diluted net (loss) income per common share is computed as though all potential dilutive common shares were outstanding during the period. Dilutive securities primarily include stock options and RSU.   The following table sets forth the computation of the denominators used to compute diluted net (loss) income per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010

Weighted average common shares used to compute basic net (loss) income per share	26,853	21,510	25,263	20,926
Dilutive effect of restricted stock units	-	794	-	-
Dilutive effect of stock options	-	22	-	-
Weighted average common shares used to compute diluted net (loss) income per share	26,853	22,326	25,263	20,926

5.45% Convertible Notes:  The effects of the 2011 Notes are anti-dilutive for the periods presented. As such, the related interest has been excluded from the numerator and the number of shares of common stock the 2011 Notes are convertible into has been excluded from the denominator.

Restricted Stock Units: As of June 30, 2011, the Company had 1.7 million RSU unvested and outstanding. All of these instruments were considered anti-dilutive and were excluded from the calculation of diluted net (loss) income per share for the entire period.

As of June 30, 2010, the Company had 1.0 million RSU unvested and outstanding. All of these instruments were considered dilutive and were included in the calculation of diluted net (loss) income per share for the entire period.

None of the outstanding units as of June 30, 2011 or June 30, 2010 had an exercise price.

Stock Options: As of June 30, 2011 the Company had 2.0 million stock options outstanding. All of these instruments were considered anti-dilutive and were excluded from the computation of diluted net (loss) income per share for the entire period.

As of June 30, 2010, the Company had 2.2 million stock options outstanding of which 0.5 million were used in the calculation of diluted net (loss) income per share. This calculation did not include 1.7 million stock options with an exercise price that was greater than the average stock price for the period because their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

Note 9.  Restricted Cash

The Company’s liquidity is affected by restricted cash balances of approximately $0.1 million as of June 30, 2011 and $0.6 million as of December 31, 2010, which are included in current assets and are not available for general corporate use.  The Company has pledged these restricted cash accounts as collateral for stand-by letters of credit that support customer credit requirements.

Note 10.  Inventories

The components of inventories follow:

(in thousands)	June 30, 2011	December 31, 2010

Work-in-process	$552	$1,130

Finished goods	1,327	1,425

Total inventories, net	$1,879	$2,555

During the three months ended June 30, 2011 and 2010, gross profit was affected favorably in the amount of less than $0.1 million and $0.1 million, respectively, from the sales of products that had previously been written down. During the six months ended June 30, 2011 and 2010, gross profit was affected favorably in the amount of $0.1 million and $0.2 million, respectively, from the sales of products that had previously been written down.

Note 11.  Other Intangible Assets

Information about other intangible assets follows:

	Other Intangible Assets
(in thousands)	Developed Technology	Customer Relationships	Total

Balances at June 30, 2011
Cost	$3,014	$9,557	$12,571
Accumulated amortization	(1,433)	(3,676)	(5,109)
	$1,581	$5,881	$7,462

Balances at December 31, 2010
Cost	$3,014	$9,557	$12,571
Accumulated amortization	(1,206)	(3,111)	(4,317)
	$1,808	$6,446	$8,254

Amortization expense related to “other intangible assets” for both the three months ended June 30, 2011 and 2010 was $0.4 million. Amortization expense for both the six months ended June 30, 2011 and 2010 was $0.8 million. Future estimated aggregate amortization expense for such assets as of June 30, 2011 follows: 2011 (remaining six months) - $0.8 million; 2012 - $1.2 million; 2013 - $1.2 million; 2014 - $1.1 million; 2015 - $0.9 million; 2016 - $0.8 million and thereafter - $1.5 million.

Note 12.  Accrued Expenses and Other Current Liabilities

The components of accrued and other current liabilities follow:

	June 30,	December 31,
(in thousands)	2011	2010
Accrued and other current liabilities	$3,429	$3,903
Accrued royalties	3,298	5,188
Accrued compensation and benefits	3,538	2,923
Restructuring liabilities	1,076	891
Deferred revenue	436	213

Total accrued expenses and other current liabilities	$11,777	$13,118

The Company periodically evaluates any contingent liabilities in connection with any payments to be made for any potential intellectual property infringement asserted or unasserted claims.  The Company’s accrued royalties as of June 30, 2011 and December 31, 2010 represent the contingent payments for asserted or unasserted claims that are probable of assertion as of the respective balance sheet dates based on the applicable patent law.

Note 13.  Comprehensive Loss

The components of comprehensive loss were as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net (loss) income	$(2,999)	$483	$(6,148)	$(970)
Foreign currency translation adjustment	(29)	(713)	(52)	(760)
Total comprehensive loss	$(3,028)	$(230)	$(6,200)	$(1,730)

Note 14.  Restructuring and Asset Impairment Charges

During the six months ended June 30, 2011, the Company recorded a net restructuring charge of approximately $0.5 million.  The Company implemented a restructuring plan in the first quarter of 2011 that included a workforce reduction of approximately 26 positions primarily in the Company’s Fremont, California, New Delhi, India and Bangalore, India locations.  The restructuring charges are primarily for employee termination benefits.

During the six months ended June 30, 2010, the Company recorded a restructuring charge of approximately $0.4 million. The Company implemented a restructuring plan in the first quarter of 2010 that included a workforce reduction of approximately 17 positions primarily in the Company’s Shelton, Connecticut, Fremont, California, New Delhi, India and Bangalore, India locations.  The restructuring charges are primarily for employee termination benefits.

A summary of the restructuring liabilities and activity follows:

(in thousands)	Activity for the Six Months Ended June 30, 2011
	Restructuring Liabilities December 31, 2010	Restructuring Charges	Cash Payments, net of Receipts on Sublease Activity	Non-cash Items	Adjustments and Changes in Estimates	Restructuring Liabilities June 30, 2011

Employee termination benefits	$3	$467	$(53)	$—	$—	$417

Facility lease costs	11,205	—	(427)	—	—	10,778

Totals	$11,208	$467	$(480)	$—	$—	$11,195

Note 15.  Investments in Non-Publicly Traded Companies

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

For the three and six months ended June 30, 2011 and 2010, there were no impairment charges related to the Company’s investments in non-publicly traded companies. Also, during the six months ended June 30, 2011 and 2010, the Company made additional investments of approximately $26,000 and $10,000, respectively.

Note 16.  Credit Facility and Convertible Notes

Credit Facility:

On April 4, 2011, the Company entered into an Amended and Restated Business Financing Agreement (the “Amended Financing Agreement”) with Bridge Bank N.A. (“Bridge Bank”) which amends and restates its existing credit facility. The Amended Financing Agreement provides a credit facility to the Company of up to $5.0 million which bears interest at the higher of (i) the prime rate plus 2.0% or (ii) 5.25% percent, plus the payment of certain fees and expenses (the “Facility”). The Facility is secured by substantially all the personal property of the Company, including its accounts receivable and intellectual property.  Subject to the terms of the Amended Financing Agreement, availability under the Facility is based on a formula pursuant to which Bridge Bank would advance an amount equal to the lower of $5.0 million or 80% of the Company’s eligible accounts receivable, with account eligibility and advance rates determined by Bridge Bank in its sole discretion.  The term of the Facility is two years and at the expiration of such term, all loan advances under the Facility will become immediately due and payable.

Convertible Notes:

On October 26, 2009, the Company exchanged approximately $10.0 million aggregate principal amount of its unsecured Convertible Notes due September 30, 2010 for an equal principal amount of new unsecured 2011 Notes. The 2011 Notes are convertible at the option of the holder, at any time on or prior to maturity at an initial conversion ratio of 138.8888 shares per $1,000 principal amount.  As of June 30, 2011, the principal amount of these notes would be equal to the value of the common stock into which the 2011 Notes could be converted if the Company’s stock price were $7.20.  If a holder of the 2011 Notes converts such notes in connection with a corporate transaction that constitutes a change in control, as defined, at any time prior to July 6, 2011, then in addition to the conversion shares, as defined, such holder is also entitled to receive upon such conversion a make-whole payment premium in cash. Commencing on October 30, 2009, the 2011 Notes are payable in monthly principal payments of $417,000 plus interest. The Company’s future principal payments are expected to be $1.3 million over the next three months with the final payment being due on September 30, 2011. The interest payments on the 2011 Notes are expected to be $11,000 over the next three months.  The 2011 Notes may be paid for in shares of the Company’s common stock, solely at the Company’s option and upon the satisfaction or waiver of certain conditions.  If the Company elects to make any payment of or provision for principal in shares of its common stock, the shares to be delivered will be valued at the lower of $7.20 (subject to adjustment) or 90% of the arithmetic average of the daily volume-weighted average price of the common stock for the ten (10) consecutive trading days ending on or including the second trading day immediately preceding the applicable Interest Payment Date, but not less than $3.60.  The Company may redeem some or all of the 2011 Notes at any time prior to maturity for cash equal to the principal amount, plus accrued and unpaid interest; provided, however, that the 2011 Notes will not be redeemable prior to maturity unless the closing price per share of the Company’s common stock exceeds 150% of the conversion price, which currently is $7.20, for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days immediately preceding notice to holders of such redemption. The holders of the 2011 Notes may require the Company to repurchase the 2011 Notes upon a change in control for cash at 100% of the principal amount, plus accrued and unpaid interest.  The terms underlying the 2011 Notes contain certain customary covenants that limit, among other things, the Company’s ability to incur additional debt. The failure to comply with such covenants could cause the 2011 Notes to become due and payable immediately. As of June 30, 2011, $1.3 million of the 2011 Notes remained outstanding and has been classified as short-term. As of December 31, 2010, $3.8 million of the 2011 Notes remained outstanding and has been classified as short-term.

Note 17.  Supplemental Cash Flow Information

Supplemental cash flow information follows:

(in thousands)	Six Months Ended June 30,
	2011	2010

Cash paid for interest	$101	$268

Cash paid for income taxes	$125	$77

Note 18.  Issuance of Common Stock

Sale of Stock

On May 20, 2011, the Company completed an offering of shares of common stock that resulted in the sale of 6,210,000 shares with proceeds to the Company of $16.1 million after deducting the underwriting discounts and commissions and estimated expenses payable by the Company of $1.3 million.  The shares were offered pursuant to a prospectus supplement dated May 17, 2011 and an accompanying prospectus dated October 21, 2009, pursuant to the Company's existing effective shelf registration statement on Form S-3 (File No. 333-162609), which was declared effective by the Securities and Exchange Commission on October 28, 2009.

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

On June 14, 2010, the Company exercised its option to terminate the Common Stock Purchase Agreement with Seaside.  The Company had no closings with Seaside during the six months ended June 30, 2011.  The Company had five closings with Seaside during the three months ended June 30, 2010 at a purchase price ranging from $1.94 to $2.51 per share and sold 375,000 shares of common stock to Seaside for gross proceeds of approximately $0.8 million and incurred costs of approximately $0.1 million.  In addition, the Company had twelve closings during the six months ended June 30, 2010 at a purchase price ranging from $1.40 to $2.69 per share and sold 900,000 shares of stock to Seaside for gross proceeds of approximately $1.8 million and incurred costs of approximately $0.1 million. The proceeds have been used for general corporate purposes, which includes working capital, capital expenditures, repayment of debt, development costs, and strategic investments.

Rights Offering

The Company filed a Registration Statement on Form S-1 on April 13, 2010 and as amended on April 20, 2010, which was declared effective by the Securities and Exchange Commission on May 3, 2010 (File No. 333-166022) and pursuant to which the Company conducted a rights offering by issuing a dividend of subscription rights (the “Rights”) to all of the Company’s stockholders as of April 29, 2010 (the “Record Date”), (including any permitted transferees of such Rights, the “Stockholders”) to exercise the Rights at a price of $2.40 per share, for shares of the Company’s common stock, par value $0.001 per share (the “Rights Offering”).

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

Note 19.   Income Taxes

The provision for income taxes for both the three months ended June 30, 2011 and 2010 was $0.1 million. The provision for income taxes for both the six months ended June 30, 2011 and 2010 was $0.2 million. The provision for income taxes relates to certain of TranSwitch’s subsidiaries located in foreign jurisdictions.  The effective income tax rate differs from the U.S. federal statutory rate for the periods presented primarily due to foreign and state income taxes and increases in the valuation allowance for deferred income tax assets offset by non-deductible interest expense.

During the three and six months ended June 30, 2011 and 2010, we evaluated our deferred income tax assets as to whether it is “more likely than not” that the deferred income tax assets will be realized. In our evaluation of the realizability of deferred income tax assets, we consider projections of future taxable income, the reversal of temporary differences and tax planning strategies. We have evaluated the realizability of the deferred income tax assets and have determined that it is “more likely than not” that all of the deferred income tax assets will not be realized. Accordingly, a valuation allowance was recorded for all of our domestic net deferred income tax assets. In future periods, we will not recognize a deferred tax benefit and will maintain a deferred tax valuation allowance until we achieve sustained U.S. taxable income.  Additionally, in the future, we expect our current income tax expense to be related to taxable income generated by our foreign subsidiaries.

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

Note 20.  Other (Expense) Income

Included in other (expense) income are unrealized exchange rate losses which are recorded for the translation of our intercompany loan balances with our wholly owned subsidiaries for the three and six months ended June 30, 2010.

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

Broadband Customer Premises Equipment (CPE):

a)	Connectivity solutions - HDMI, DisplayPort, HDP™ and Ethernet IP Cores

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

Our MystiPHY 110 and MystiPHY 1011 DSP-based Ethernet transceiver cores address 10/100 megabit per second and 10/100/1000 megabit per second Ethernet data-rate specifications.  Both cores are fully compliant with IEEE standards, and the DSP-based design approach provides superior performance that exceeds standard requirements for cable length and noise immunity, while providing low power consumption and small die size.

b)	Multi-Service Communications Processors

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

During the quarter ended June 30, 2011, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2010.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues:
Product revenues	57%	84%	64%	89%
Service revenues	43%	16%	36%	11%
Total net revenues	100%	100%	100%	100%
Cost of revenues:
Product cost of revenues	18%	38%	20%	39%
Provision for excess and obsolete inventories	0%	2%	1%	2%
Service cost of revenues	15%	7%	14%	6%
Total cost of revenues	33%	47%	35%	47%
Gross profit	67%	53%	65%	53%
Operating expenses:
Research and development	64%	26%	59%	29%
Marketing and sales	29%	14%	26%	14%
General and administrative	27%	14%	25%	14%
Restructuring charges, net	—	—	3%	1%
Reversal of accrued royalties	(11)%	—	(10)%	—
Total operating expenses	109%	54%	103%	58%
Operating loss	(42)%	(1)%	(38)%	(5)%

Net Revenues

We have two product line categories: Network Infrastructure and Customer Premises Equipment (CPE). Our Network Infrastructure product lines include our Optical Transport, Carrier Ethernet, Media Gateway/VoIP and Broadband Access product lines. The Optical Transport products are incorporated into OEM systems that improve the efficiency of fiber optic networks for packetized data traffic, thereby increasing the overall network capacity. Our Media Gateway/VoIP products provide Voice-over-IP and other packet processing functionality in a variety of equipment types deployed in wireless and wire-line carrier networks as well as in enterprise networks.  These equipment types include large capacity media gateways in the core of the network, small-medium capacity access gateways in the ‘last-mile’ section of the network and customer premise equipment for business and residential subscribers. The Broadband Access product line is incorporated into equipment that provides high speed connections to subscribers using fiber (FTTx) or DSL technology, enabling telecommunications service providers to support next generation voice, data and video services. The Carrier Ethernet product line facilitates the transition of existing networks-based legacy voice oriented technologies to Ethernet technology which is more suitable and efficient for supporting next generation converged video, data and voice services. Our CPE product line category includes HDMI, DisplayPort and Ethernet IP Cores which have been incorporated into a number of consumer electronics and PC appliances and Multi-Service Communications Processors used in broadband modems or to be added as part of a small office, home office, or SOHO network.

The following table summarizes our net revenue mix by product line category:

(in thousands)	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues	Percentage Decrease in Revenues
Network Infrastructure	$4,073	58%	$8,814	63%	(54	) %

Customer Premises Equipment	2,980	42%	5,263	37%	(43	) %

Total net revenues	$7,053	100%	$14,077	100%	(50	) %

(in thousands)	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues	Percentage Decrease in Revenues
Network Infrastructure	$9,544	63%	$17,212	64%	(45	) %

Customer Premises Equipment	5,736	37%	9,671	36%	(41	) %

Total net revenues	$15,280	100%	$26,883	100%	(43	) %

Total net revenues for the three months ended June 30, 2011 were $7.1 million as compared to $14.1 million for the three months ended June 30, 2010, a decrease of $7.0 million or 50%. Our Network Infrastructure revenues decrease of approximately 54% was a result of lower sales of Optical Transport and VOIP products due to reduced telecom infrastructure capital expenditures and reduced sales of our ASIC products. Our CPE revenues decrease of approximately 43% was attributable to the ramping down of our Mustang (gigabit Ethernet passive optical) product line towards the end of 2010 and reduced sales of our Communications Processor products. This reduction was partially offset by increased service revenues which include IP licensing of our high speed interface technology.

Total net revenues for the six months ended June 30, 2011 were $15.3 million as compared to $26.9 million for the six months ended June 30, 2010, a decrease of $11.6 million or 43%. Our Network Infrastructure revenues decrease of approximately 45% was a result of lower sales of Optical Transport, VOIP and Gigabit Ethernet Controller products due to reduced telecom infrastructure capital expenditures and reduced sales of our ASIC products. Our CPE revenues decrease of approximately 41% was attributable to the ramping down of our Mustang (gigabit Ethernet passive optical) product line towards the end of 2010. This reduction was partially offset by increased service revenues which include IP licensing of our high speed interface technology.

International net revenues represented approximately 76% of net revenues for the three months ended June 30, 2011 as compared to 77% for the three months ended June 30, 2010. Also, international net revenues represented approximately 74% of net revenues for the six months ended June 30, 2011 as compared to 76% for the six months ended June 30, 2010.

Gross Profit

Total gross profit for the three months ended June 30, 2011 decreased by approximately $2.8 million or 37% as compared to the three months ended June 30, 2010 and total gross profit for the six months ended June 30, 2011 decreased by approximately $4.2 million or 30% as compared to the six months ended June 30, 2010. The decrease in gross profit was primarily the result of a decrease in total net revenues which was partially offset by higher gross margins on the revenues that we did have in 2011. The total gross profit as a percentage of revenue was 67% and 53% for three months ended June 30, 2011 and 2010, and 65% and 53% for the six months ended June 30, 2011 and 2010, respectively. The changes in gross margin percentage are mostly attributable to changes in product mix, especially a larger portion of royalties and higher margin IP licensing revenues. We anticipate that gross profit will continue to be impacted by fluctuations in the volume and mix of our product shipments as well as material costs, yield and the fixed cost absorption of our product operations.

During the three and six months ended June 30, 2011, gross profit was affected favorably in the amount of less than $0.1 million and $0.1 million, respectively, from the sales of products that had previously been written down. During the three and six months ended June 30, 2010, gross profit was affected favorably in the amount of $0.1 million and $0.2 million, respectively, from the sales of products that had previously been written down.  Also during the three months ended June 30, 2011 and 2010, we recorded provisions for excess and obsolete inventories in the amount of zero and $0.3 million, respectively. During the six months ended June 30, 2011 and 2010, we recorded provisions for excess and obsolete inventories in the amount of $0.2 million and $0.6 million, respectively.

Research and Development

Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to electronic design automation tools, subcontracting and fabrication costs, depreciation and amortization, and facilities expenses.  During the three months ended June 30, 2011, research and development expenses increased $0.9 million, or 23% over the comparable period of 2010. During the six months ended June 30, 2011, research and development expenses increased $1.3 million, or 17% over the comparable period of 2010. These increases were a result of increased labor and subcontracting costs as a result of our investment in our high-speed interface product line.

We will continue to closely monitor both our costs and our revenue expectations in future periods.  We will continue to concentrate our spending in this area to meet our customer requirements and respond to market conditions.

Marketing and Sales

Marketing and sales expenses consist primarily of personnel-related expenses, trade show expenses, travel expenses and facilities expenses.  Marketing and sales expenses for the three months ended June 30, 2011 increased by $0.2 million or 8% as compared to the three months ended June 30, 2010.  This increase was a result of increased costs related to our high-speed interface product line. Marketing and sales expenses for the six months ended June 30, 2011 increased by $0.3 million or 9% as compared to the six months ended June 30, 2010. This increase was a result of increased costs related to our high-speed interface product line and increased stock compensation costs.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, professional and legal fees, insurance and facilities expenses.  General and administrative expenses for the three months ended June 30, 2011 decreased by $0.1 million or 5% as compared to the comparable period in 2010.  This decrease was a result of decreased professional fees that were associated with the cost cutting measures that were implemented in the first quarter of 2011.  General and administrative expenses for the six months ended June 30, 2011 decreased by $0.1 million or 1% as compared to the comparable period in 2010.  This decrease was the result of decreased professional fees partially offset by an increase in stock compensation costs.

Restructuring Charges, net

During the three months ended June 30, 2011 and 2010, there were no restructuring charges recorded. During the six months ended June 30, 2011 and 2010, we recorded net restructuring charges of $0.5 million and $0.4 million, respectively.

Interest Expense, net

Interest expense, net was approximately zero and $0.2 million for the three months ended June 30, 2011 and 2010, respectively. Interest income increased slightly as a result of higher cash and investment balances during the three months ended June 30, 2011 as compared to the comparable period in 2010, which was the result of our equity raise during the second quarter of 2011. Interest income will continue to fluctuate as it is affected by our cash and investment balances and the related interest rates. At June 30, 2011 and 2010, the effective interest rate on our interest-bearing securities was approximately 1.5% and 0.9%, respectively.  Interest expense decreased approximately $0.1 million due to lower debt balances resulting from principal payments made on our 2011 Notes. The interest payments on the 2011 Notes are expected to be $11,000 for the remainder of 2011.

Interest expense, net was approximately $0.1 million and $0.3 million for the six months ended June 30, 2011 and 2010, respectively. Interest income increased approximately $0.1 million as a result of higher cash and investment balances during the six months ended June 30, 2011 as compared to the comparable period in 2010, which was the result of our equity raise during the second quarter of 2011.  Interest expense decreased approximately $0.2 million due to lower debt balances resulting from principal payments made on our 2011 Notes.

Other (Expense) Income

For the three months ended June 30, 2011 and 2010, other (expense) income was approximately zero and $0.8 million of income, respectively. For the six months ended June 30, 2011 and 2010, other (expense) income was approximately zero and $1.0 million of income, respectively. The other income for the three and six months ended June 30, 2010 was primarily due to both realized and unrealized exchange rate gains and losses which were recorded for the translation of our intercompany loan balances with our wholly owned subsidiaries. In 2011, the Company determined that its intercompany loan balances with its foreign subsidiaries are classified as long-term.  As such, the Company has recorded its exchange gains and losses in the translation of these balances as other comprehensive income or loss for the three and six months ended June 30, 2011.

Income Tax Expense

Income tax expense was approximately $0.1 million for both the three months ended June 30, 2011 and 2010.  Income tax expense was approximately $0.2 million for both the six months ended June 30, 2011 and 2010. The amounts that were recorded reflect income taxes on the earnings of certain of our foreign subsidiaries, principally India.

During the three and six months ended June 30, 2011 and 2010, we evaluated our deferred income tax assets as to whether it is “more likely than not” that the deferred income tax assets will be realized. In our evaluation of the realizability of deferred income tax assets, we consider projections of future taxable income, the reversal of temporary differences and tax planning strategies. We have evaluated the realizability of the deferred income tax assets, and have determined that it is “more likely than not” that all of the deferred income tax assets will not be realized. Accordingly, a valuation allowance was recorded for all of our domestic net deferred income tax assets. In future periods, we will not recognize a deferred tax benefit and will maintain a deferred tax valuation allowance until we achieve sustained U.S. taxable income.  Additionally, in the future, we expect our current income tax expense to be related to taxable income generated by our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011 and December 31, 2010, we had total cash, cash equivalents, restricted cash and investment balances of approximately $16.9 million and $7.8 million, respectively. This is our primary source of liquidity, as we are not currently generating any significant positive cash flow from our operations. A summary of our cash, cash equivalents, restricted cash, investments, credit agreements and future commitments are detailed as follows:

Cash, Cash Equivalents, Restricted Cash, Investments and Credit Agreements

Our primary source of liquidity is cash, cash equivalents, restricted cash, investment balances and a credit facility agreement.

During the three and six months ended June 30, 2011, we made principal payments of approximately $1.2 million and $2.5 million on our 2011 Notes. As of June 30, 2011 the outstanding balance on the 2011 Notes was $1.3 million.

During the three months ended June 30, 2011, we completed an offering of shares of common stock that resulted in the sale of 6,210,000 shares, with net proceeds to us of approximately $16.1 million (see Note 18, Issuance of Common Stock, in the Notes to the Unaudited Condensed Consolidated Financial Statements in Item 1 above).

On March 12, 2010 we entered into a credit facility agreement with Bridge Bank N.A., a subsidiary of Bridge Capital Holdings. The facility allows for borrowings up to the lower of $5.0 million or 80% of our outstanding eligible accounts receivable as determined by Bridge Bank N.A.  This agreement was amended and restated on April 4, 2011 and the current facility matures on April 4, 2013 (the “Amended and Restated Business Financing Agreement”). The agreement bears interest at the higher of (i) the lender’s prime rate plus 2.0 percent or (ii) 5.25 percent, plus the payment of certain fees and expenses. We have not borrowed against this facility as of the date of this report.

We have taken cost cutting measures through restructuring plans we implemented during 2010 and 2011. We currently believe that with our anticipated gross profit margins and operating expenses we can break-even on an operating income basis, excluding stock compensation costs and amortization of purchased intangibles, at the rate of sales of $11.0 million per quarter. Also, we intend to continue to assess our cost structure in relationship to our revenue levels and to make appropriate adjustments to expense levels as required. Nonetheless, we believe that our existing cash and cash equivalents, investments and Amended and Restated Business Financing Agreement will be sufficient to fund operating activities and capital expenditures, and provide adequate working capital at least through the next twelve months.

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

A summary of the net change in total cash and investments follows:

(in thousands)	June 30, 2011	December 31, 2010	Change	June 30, 2010	December 31, 2009	Change
Cash and cash equivalents	$10,109	$6,280	$3,829	$7,186	$2,343	$4,843
Restricted cash	138	582	(444)	1,028	2,732	(1,704)
Short-term investments	6,147	973	5,174	510	-	510
Long-term investments	486	-	486	-	-	-
Total cash and investments	$16,880	$7,835	$9,045	$8,724	$5,075	$3,649

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

We have outstanding operating lease commitments of approximately $20.5 million, payable over the next seven years. Some of these commitments are for space that is not being utilized and for which we recorded restructuring charges in prior periods. As of June 30, 2011, we have sublease agreements totaling approximately $7.3 million to rent portions of our excess facilities over the next four years.  We currently believe that we can fund these lease commitments in the future; however, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

We also have pledged approximately $0.1 million as of June 30, 2011 and $0.6 as of December 31, 2010 as collateral for stand-by letters of credit to support customer credit requirements. These amounts were in our bank accounts and are included in our restricted cash balances.

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

During the three months ended June 30, 2011, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations Inherent in all Controls

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

Exhibit 4.1
2005 Employee Stock Purchase Plan, as amended (previously filed as Exhibit 4.1 to TranSwitch’s current report on Form 8-K as filed with the Securities and Exchange Commission on May 19, 2011 and incorporated herein by reference).

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

TRANSWITCH CORPORATION

August 9, 2011	/s/ Dr. M. Ali Khatibzadeh
Date	Dr. M. Ali Khatibzadeh
Chief Executive Officer and President (Chief Executive Officer)

August 9, 2011	/s/ Robert A. Bosi
Date	Robert A. Bosi
Vice President and Chief Financial Officer (Chief Financial Officer)