Form 10-Q
period 2011-09-30
TRANSWITCH CORP /DE
filed 2011-11-09
CIK 944739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2011

or

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

At October 31, 2011, there were 30,533,225 shares of Common Stock, par value $.001 per share, of the Registrant outstanding.

TRANSWITCH CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended September 30, 2011

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$4,450	$6,280
Restricted cash	138	582
Short-term investments	6,516	973
Accounts receivable, (net of allowance for doubtful accounts of $207 at September 30, 2011 and $336 at December 31, 2010)	6,665	7,907
Inventories, net	2,172	2,555
Prepaid expenses and other current assets	2,773	2,089
Total current assets	22,714	20,386

Property and equipment, net	1,313	1,239
Goodwill	14,144	14,144
Other intangible assets, net	7,066	8,254
Investments in non-publicly traded companies	306	267
Other assets	1,418	1,528

Total assets	$46,961	$45,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,217	$1,893
Accrued expenses and other current liabilities	11,168	13,118
Current portion of 5.45% Convertible Notes due 2011	-	3,758
Total current liabilities	13,385	18,769

Restructuring liabilities	9,783	10,317
Total liabilities	23,168	29,086

Stockholders’ equity:
Common stock, $.001 par value: 37,500,000 shares authorized; 30,545,617 and 23,548,608 shares issued at September 30, 2011 and December 31, 2010, respectively; 30,524,823 and 23,527,814 shares outstanding at September 30, 2011 and December 31, 2010, respectively	31	24
Additional paid-in capital	409,981	391,689
Accumulated other comprehensive income – currency translation	156	459
Common stock held in treasury (20,794 shares), at cost	(118)	(118)
Accumulated deficit	(386,257)	(375,322)
Total stockholders’ equity	23,793	16,732
Total liabilities and stockholders’ equity	$46,961	$45,818

See accompanying notes.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenues:
Product revenues	$4,855	$11,017	$14,682	$34,838
Service revenues	1,810	1,828	7,263	4,890
Total net revenues	6,665	12,845	21,945	39,728
Cost of revenues:
Cost of product revenues	1,425	4,941	4,510	15,500
Provision for excess and obsolete inventories	26	96	186	657
Cost of service revenues	917	673	2,955	2,202
Total cost of revenues	2,368	5,710	7,651	18,359
Gross profit	4,297	7,135	14,294	21,369
Operating expenses:
Research and development	4,672	3,714	13,727	11,422
Marketing and sales	1,772	1,938	5,836	5,670
General and administrative	1,925	1,881	5,699	5,711
Restructuring charges, net	924	(4)	1,391	398
Reversal of accrued royalties, net	(455)	-	(2,030)	-
Total operating expenses	8,838	7,529	24,623	23,201
Operating loss	(4,541)	(394)	(10,329)	(1,832)
Other (expense) income:
Other income (expense)	23	(869)	10	101
Interest:
Interest income	8	17	100	54
Interest expense	(44)	(173)	(237)	(547)
Interest expense, net	(36)	(156)	(137)	(493)
Total other expense, net	(13)	(1,025)	(127)	(392)
Loss before income taxes	(4,554)	(1,419)	(10,456)	(2,224)
Income taxes	233	392	479	557
Net loss	$(4,787)	$(1,811)	$(10,935)	$(2,781)

Basic and diluted loss per common share:
Net loss per common share	$(0.16)	$(0.08)	$(0.40)	$(0.13)
Weighted average common shares outstanding – basic and diluted	30,475	23,326	27,019	21,735

See accompanying notes.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
 (unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net loss	$(10,935)	$(2,781)

Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	1,638	1,691
Amortization of debt discount and deferred financing fees	70	176
Provision for excess and obsolete inventories	186	657
Benefit from allowance for doubtful accounts	(129)	(20)
Restructuring charges	1,391	409
Stock-based compensation expense	1,936	1,594
Changes in operating assets and liabilities:
Accounts receivable	1,371	3,900
Inventories	197	862
Prepaid expenses and other assets	(644)	(232)
Accounts payable	324	(898)
Accrued expenses and other current liabilities	(2,864)	(1,810)
Restructuring liabilities	(1,011)	(1,365)

Net cash (used) provided by operating activities	(8,470)	2,183

Investing activities:
Capital expenditures	(500)	(200)
Investments in non-publicly traded companies	(39)	(10)
Proceeds from the sale of investments in non-publicly traded companies	-	2,700
Decrease in restricted cash	444	951
Purchases of short and long-term investments	(6,516)	(1,125)
Proceeds from sales and maturities of short-term investments	973	-

Net cash (used) provided by investing activities	(5,638)	2,316

Financing activities:
Issuance of common stock under employee stock plans	290	82
Payments for deferred financing costs	-	(167)
Proceeds from issuance of common stock, net of fees	16,073	6,317
Principal payments on 5.45% Convertible Notes due 2011	(3,758)	(3,753)

Net cash provided by financing activities	12,605	2,479
Effect of exchange rate changes on cash and cash equivalents	(327)	97

Change in cash and cash equivalents	(1,830)	7,075
Cash and cash equivalents at beginning of period	6,280	2,343
Cash and cash equivalents at end of period	$4,450	$9,418

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

Liquidity

The Company has incurred significant operating losses and has used cash in its operating activities for the past several years. Operating losses have resulted from inadequate sales levels for the cost structure. The Company  announced further restructuring actions which were implemented during the first and third quarters of 2011. The Company believes that with the current anticipated gross profit margins and operating expenses the Company can break-even on an operating income basis, excluding stock compensation costs and amortization of purchased intangibles, at the rate of sales of $10.0 million per quarter. Also, the Company intends to continue to assess its cost structure in relationship to its revenue levels and to make appropriate adjustments to expense levels as required. Nonetheless, the Company believes that its existing cash and cash equivalents and its bank financing facility will be sufficient to fund operating activities and capital expenditures, and provide adequate working capital at least through the next twelve months.  Of course, there can be no assurance that the anticipated sales level will be achieved.

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short term investments and accounts receivable.

Cash and cash equivalents are held by high-quality financial institutions, thereby reducing credit risk concentrations. In addition, the Company limits the amount of credit exposure to any one financial institution.

Short-term investments consist of government and corporate bonds which are all due within one year. Such investments are classified as held-to-maturity. Held-to-maturity securities are those securities which the Company has both the ability and intent to hold to maturity. Held-to-maturity securities are stated at amortized cost. Amortized cost and accrued interest approximate market value.

At September 30, 2011 and December 31, 2010, approximately 54% and 53% of accounts receivable were due from five customers. The majority of the Company’s sales are to customers in the telecommunications and data communications industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Customers that accounted for more than 10% of total accounts receivable at each period end follows:

	September 30, 2011	December 31, 2010

Customer A	16%	*
Customer B	11%	*
Customer C	*	16%
Customer D	*	15%

* Accounts receivable due were less than 10% of the Company’s total accounts receivable.

Note 2.  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of TranSwitch have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. These condensed consolidated financial statements are prepared on a consistent basis with, and should be read in conjunction with, the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2010, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 15, 2011.  In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation. The results of operations for any interim period are not necessarily indicative of the results that may be achieved for the full year.

Note 3.   Short term Investments

The following tables summarize the Company’s held-to-maturity investments (in thousands):

September 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value

Corporate debt securities	$6,035	$65	$-		$6,100

Municipal securities	481	2	-		483

Total	$6,516	$67	$(	)	$6,583

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate debt securities	$501	$11	$-	$512

Municipal securities	472	39	-	511

Total	$973	$50	$-	$1,023

Note 4.  New Accounting Standards

Recently Issued Standards

In September 2011, FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which amends the guidance in ASC 350 and allows entities to use a qualitative approach to test goodwill for impairment to determine whether a quantitative assessment is necessary. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our financial statements.

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

As of September 30, 2011, the Company’s financial assets included short-term investments and investments in non-publicly traded companies. The Company considers net realizable value for its investments in non-publicly traded companies for purposes of determining asset impairment losses. For the three and nine months ended September 30, 2011 and 2010, the Company had no impairment losses on investments in non-publicly traded companies.

The carrying amounts for cash equivalents, accounts receivable and accounts payable approximate fair value due to their immediate or short-term nature of the maturity. The fair value of the outstanding 5.45% Convertible Notes due September 30, 2011 (“2011 Notes”) was zero as of September 30, 2011 and $3.8 million as of December 31, 2010. The 2011 Notes approximate fair value based on market rates available to the Company for financing with similar terms. The carrying value of such notes was zero as of September 30, 2011 and $3.8 million as of December 31, 2010.  The fair value of short-term investments was $6.5 million and $1.0 million as of September 30, 2011 and December 31, 2010, respectively. The short-term investment values are based on a Level 2 valuation technique.

Note 6.  Foreign Currency Translation

Substantially all foreign subsidiaries use their local currency as their functional currency. Therefore, assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average exchange rates during the year. The resulting translation adjustments are recorded in accumulated other comprehensive loss. In 2011, the Company determined that its intercompany loan balances with its foreign subsidiaries are classified as long-term.  As such, the Company has recorded its exchange gains and losses in the translation of these balances as other comprehensive income or loss for the three and nine months ended September 30, 2011.  Prior to 2011, the Company considered these loan balances as short term in nature and included the exchange gains and losses for the translation of these intercompany loan balances as other (expense) income in the statement of operations.

Note 7.  Stock-Based Compensation

The amount of the stock-based compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

Stock-based compensation expense follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Cost of Sales	$11	$34	$48	$72
Research and Development	195	195	624	607
Marketing and Sales	111	101	361	237
General and Administration	286	251	903	678
Total Stock-Based Compensation	$603	$581	$1,936	$1,594

During the nine months ended September 30, 2011, 920,765 restricted stock units ("RSU”) were granted, 653,775 RSU were released, and 111,681 RSU were canceled, forfeited, or expired.  During the same nine months there were 10,000 stock options granted, 75,104 stock options were exercised, and 175,515 stock options were canceled, forfeited or expired.

Note 8.  Loss Per Common Share

Basic net loss per common share and diluted net loss per common share are computed using the weighted average common shares outstanding for the respective periods.

All “in-the-money” stock options and RSUs for the three and nine months ended September 30, 2011 and 2010, respectively, were anti-dilutive and were excluded from the calculation of diluted net loss per share for the entire period.

Note 9.    Restricted Cash

The Company’s liquidity is affected by restricted cash balances of approximately $0.1 million as of September 30, 2011 and $0.6 million as of December 31, 2010, which are included in current assets and are not available for general corporate use.  The Company has pledged these restricted cash accounts as collateral for stand-by letters of credit that support customer credit requirements.

Note 10.    Inventories

The components of inventories follow:

(in thousands)	September 30, 2011	December 31, 2010

Work-in-process	$841	$1,130

Finished goods	1,331	1,425

Total inventories, net	$2,172	$2,555

During the three months ended September 30, 2011 and 2010, gross profit was affected favorably in the amount of less than $0.1 million and $0.1 million, respectively, from the sales of products that had previously been written down. During the nine months ended September 30, 2011 and 2010, gross profit was affected favorably in the amount of $0.2 million and $0.3 million, respectively, from the sales of products that had previously been written down.

Note 11.     Other Intangible Assets, net

Information about other intangible assets follows:

	Other Intangible Assets
(in thousands)	Developed Technology	Customer Relationships	Total

Balances at September 30, 2011
Cost	$3,014	$9,557	$12,571
Accumulated amortization	(1,546)	(3,959)	(5,505)
	$1,468	$5,598	$7,066

Balances at December 31, 2010
Cost	$3,014	$9,557	$12,571
Accumulated amortization	(1,206)	(3,111)	(4,317)
	$1,808	$6,446	$8,254

Amortization expense related to “other intangible assets” for both the three months ended September 30, 2011 and 2010 was $0.4 million. Amortization expense for both the nine months ended September 30, 2011 and 2010 was $1.2 million. Future estimated aggregate amortization expense for such assets as of September 30, 2011 follows: 2011 (remaining three months) - $0.4 million; 2012 - $1.2 million; 2013 - $1.2 million; 2014 - $1.1 million; 2015 - $0.9 million; 2016 - $0.8 million and thereafter - $1.5 million.

Note 12.    Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities follow:

	September 30,	December 31,
(in thousands)	2011	2010

Accrued and other current liabilities	$3,208	$3,903
Accrued royalties	2,850	5,188
Accrued compensation and benefits	3,038	2,923
Restructuring liabilities	1,805	891
Deferred revenue	267	213
Total accrued expenses and other current liabilities	$11,168	$13,118

The Company periodically evaluates any contingent liabilities in connection with any payments to be made for any potential intellectual property infringement asserted or unasserted claims.  The Company’s accrued royalties as of September 30, 2011 and December 31, 2010 represent the contingent payments for asserted or unasserted claims that are probable of assertion as of the respective balance sheet dates based on the applicable patent law.

Note 13.    Comprehensive Loss

The components of comprehensive loss were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Net loss	$(4,787)	$(1,811)	$(10,935)	$(2,781)
Foreign currency translation adjustment	(251)	865	(303)	105
Total comprehensive loss	$(5,038)	$(946)	$(11,238)	$(2,676)

Note 14.    Restructuring Charges

During the three and nine months ended September 30, 2011, the Company recorded net restructuring charges of $0.9 million and $1.4 million, respectively.  In the third quarter of 2011, the Company implemented a restructuring plan that included a workforce reduction of approximately 39 positions primarily in the Company’s Shelton, Connecticut, Fremont, California, New Delhi, India and Bangalore, India locations.  The Company also implemented a restructuring plan in the first quarter of 2011 that included a workforce reduction of approximately 26 positions primarily in the Company’s Fremont, California, New Delhi, India and Bangalore, India locations.  The restructuring charges are primarily for employee termination benefits.

During the nine months ended September 30, 2010, the Company recorded a restructuring charge of approximately $0.4 million. The Company implemented a restructuring plan in the first quarter of 2010 that included a workforce reduction of approximately 17 positions primarily in the Company’s Shelton, Connecticut, Fremont, California, New Delhi, India and Bangalore, India locations.  The restructuring charges are primarily for employee termination benefits.

A summary of the restructuring liabilities and activity follows:

(in thousands)	Activity for the Nine Months Ended September 30, 2011
	Restructuring Liabilities December 31, 2010	Restructuring Charges	Cash Payments, net of Receipts on Sublease Activity	Non-cash Items	Adjustments and Changes in Estimates	Restructuring Liabilities September 30, 2011
Employee termination benefits	$3	$1,391	$(387)	$—	$—	$1,007

Facility lease costs	11,205	—	(624)	—	—	10,581

Totals	$11,208	$1,391	$(1,011)	$—	$—	$11,588

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

For the three and nine months ended September 30, 2011 and 2010, there were no impairment charges related to the Company’s investments in non-publicly traded companies. Also, during the nine months ended September 30, 2011 and 2010, the Company made additional investments of approximately $39,000 and $10,000, respectively.

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

Convertible Notes:

 On October 26, 2009, the Company exchanged approximately $10.0 million aggregate principal amount of its unsecured Convertible Notes due September 30, 2010 for an equal principal amount of new unsecured 2011 Notes. The 2011 Notes were convertible at the option of the holder, at any time on or prior to maturity at an initial conversion ratio of 138.8888 shares per $1,000 principal amount. As of September 30, 2011, the principal amount of these notes would be equal to the value of the common stock into which the 2011 Notes could be converted if the Company’s stock price were $7.20. If a holder of the 2011 Notes converted their notes in connection with a corporate transaction that constitutes a change in control, as defined, at any time prior to July 6, 2011, then in addition to the conversion shares, as defined, such holder is also entitled to receive upon such conversion a make-whole payment premium in cash. Commencing on October 30, 2009, the 2011 Notes were payable in monthly principal payments of $417,000 plus interest. On September 30, 2011 the Company paid in full its 2011 Notes and as such there was no outstanding balance.  As of December 31, 2010, $3.8 million of the 2011 Notes remained outstanding and has been classified as short-term.

Note 17.  Supplemental Cash Flow Information

Supplemental cash flow information follows:

	Nine Months Ended
(in thousands)	September 30,
	2011	2010

Cash paid for interest	$117	$373

Cash paid for income taxes	$184	$151

Note 18.   Issuance of Common Stock

Sale of Stock

On May 20, 2011, the Company completed an offering of 6,210,000 shares of common stock that resulted in proceeds to the Company of $16.1 million after deducting the underwriting discounts and commissions and estimated expenses payable by the Company of $1.3 million.  The shares were offered pursuant to a prospectus supplement dated May 17, 2011 and an accompanying prospectus dated October 21, 2009, pursuant to the Company's existing effective shelf registration statement on Form S-3 (File No. 333-162609), which was declared effective by the Securities and Exchange Commission on October 28, 2009.

On December 31, 2009, the Company, entered into a Common Stock Purchase Agreement (the "Common Stock Purchase Agreement") with Seaside 88, LP, a Florida limited partnership ("Seaside"), relating to the offering and sale of up to 1,950,000 shares (the "Shares") of the Company's common stock. The Common Stock Purchase Agreement required the Company to issue and sell, and Seaside to purchase, up to 75,000 shares of Common Stock once every two (2) weeks, subject to the satisfaction of customary closing conditions, beginning on January 4, 2010 and ending on or about the date that was fifty (50) weeks subsequent to closing. The offering price of the Company’s common stock at each closing was an amount equal to the lower of (i) the daily volume weighted average of actual trading prices of the common stock on the trading market (the "VWAP") for the ten consecutive trading days immediately prior to a closing date multiplied by 0.875 and (ii) the VWAP for the trading day immediately prior to a closing date multiplied by 0.90.

On June 14, 2010, the Company exercised its option to terminate the Common Stock Purchase Agreement with Seaside.  The Company had no closings with Seaside during the nine months ended September 30, 2011. The Company also had no closings with Seaside during the three months ended September 30, 2010. During the nine months ended September 30, 2010, the Company had twelve closings at purchase prices ranging from $1.40 to $2.69 per share and sold 900,000 shares of stock to Seaside for gross proceeds of approximately $1.8 million and incurred costs of approximately $0.1 million. The proceeds have been used for general corporate purposes, which includes working capital, capital expenditures, repayment of debt, development costs, and strategic investments.

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

Note 19.   Income Taxes

The provision for income taxes for the three months ended September 30, 2011 and 2010 was $0.2 million and $0.4 million, respectively. The provision for income taxes for the nine months ended September 30, 2011 and 2010 was $0.5 million and $0.6 million, respectively. The provision for income taxes relates to certain of TranSwitch’s subsidiaries located in foreign jurisdictions.  The effective income tax rate differs from the U.S. federal statutory rate for the periods presented primarily due to foreign and state income taxes and increases in the valuation allowance for deferred income tax assets offset by non-deductible interest expense.

During the three and nine months ended September 30, 2011 and 2010, we evaluated our deferred income tax assets as to whether it is “more likely than not” that the deferred income tax assets will be realized. In our evaluation of the realizability of deferred income tax assets, we consider projections of future taxable income, the reversal of temporary differences and tax planning strategies. We have evaluated the realizability of the deferred income tax assets and have determined that it is “more likely than not” that all of the deferred income tax assets will not be realized. Accordingly, a valuation allowance was recorded for all of our domestic net deferred income tax assets. In future periods, we will not recognize a deferred tax benefit and will maintain a deferred tax valuation allowance until we achieve sustained U.S. taxable income.  Additionally, in the future, we expect our current income tax expense to be related to taxable income generated by our foreign subsidiaries.

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

Note 20.  Other Income (Expense)

Included in other income (expense) are unrealized exchange rate losses which are recorded for the translation of our intercompany loan balances with our wholly owned subsidiaries for the three and nine months ended September 30, 2010.

Note 21.  Evaluation of Subsequent Events

In connection with the expiration of the Rights Agreement dated as of October 1, 2001, between the Company and Equiserve Trust Company, N.A., as amended, and the expiration of the associated rights issued thereunder as of October 1, 2011, the Board of Directors of the Company approved the execution of a new Rights Agreement (as it may be amended, supplemented or modified from time to time, the “Rights Agreement”) between the Company and Computershare Trust Company, N.A., as Rights Agent (the “Rights Agent”) effective on October 3, 2011.

In connection with the implementation of the Rights Agreement, on October 3, 2011 the Board of Directors of the Company declared a dividend of one preferred share (“Preferred Share) purchase right (a “Right”) for each share of common stock of the Company (the “Common Shares”) outstanding on October 3, 2011 to the stockholders of record on that date.  The description and terms of the Rights are set forth in the Rights Agreement.

The Rights are not exercisable until the earlier to occur of (i) a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired beneficial ownership of 15% or more of the outstanding Common Shares or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of such outstanding Common Shares. The Rights will expire on the earlier of (i) May 15, 2015 and (ii) the first anniversary of the adoption of the Rights Agreement if shareholder approval of the Rights Agreement has not been received by or on such date, unless that date is extended or unless the Rights are earlier redeemed by the Company, in each case, as described below.

Preferred Shares purchasable upon exercise of the Rights will not be redeemable. Each Preferred Share will be entitled to a quarterly dividend payment of 1,000 times the dividend declared per Common Share. In the event of liquidation, the holders of the Preferred Shares will be entitled to an aggregate payment of 1,000 times the aggregate payment made per Common Share. Each Preferred Share will have 1,000 votes, voting together with the Common Shares. In the event of any merger, consolidation or other transaction in which Common Shares are exchanged, each Preferred Share will be entitled to receive 1,000 times the amount received per Common Share. These rights are protected by customary antidilution provisions.

Because of the nature of the Preferred Shares' dividend, liquidation and voting rights, the value of the one one-thousandth interest in a Preferred Share purchasable upon exercise of each Right should approximate the value of one Common Share.

In the event that, at any time after a person becomes an Acquiring Person, the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then-current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right. In the event that any person becomes an Acquiring Person, proper provision shall be made so that each holder of a Right, other than Rights beneficially owned by the Acquiring Person and its affiliates and associates (which will thereafter be void), will thereafter have the right to receive upon exercise that number of Common Shares having a market value of two times the exercise price of the Right. If the Company does not have sufficient Common Shares to satisfy such obligation to issue Common Shares, or if the Board of Directors so elects, the Company shall deliver upon payment of the exercise price of a Right an amount of cash or securities equivalent in value to the Common Shares issuable upon exercise of a Right; provided that, if the Company fails to meet such obligation within 30 days following the later of (x) the first occurrence of an event triggering the right to purchase Common Shares and (y) the date on which the Company's right to redeem the Rights expires, the Company must deliver, upon exercise of a Right but without requiring payment of the exercise price then in effect, Common Shares (to the extent available) and cash equal in value to the difference between the value of the Common Shares otherwise issuable upon the exercise of a Right and the exercise price then in effect.

At any time after any person becomes an Acquiring Person and prior to the acquisition by any person or group of a majority of the outstanding Common Shares, the Board of Directors of the Company may exchange the Rights (other than Rights owned by such person or group which have become void), in whole or in part, at an exchange ratio of one Common Share per Right (subject to adjustment).

At any time prior to ten days after the time any person becomes an Acquiring Person, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $0.001 per Right.

A copy of the Rights Agreement has been filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 3, 2011.  This summary description of the Rights does not purport to be complete and is qualified by reference to the Rights Agreement.

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

Broadband Customer Premises Equipment (CPE):

a)	Connectivity solutions - HDMI, DisplayPort, HDP™ and Ethernet IP Cores

We provide high speed interface technology conforming to HDMI, DisplayPort and Ethernet standards in the form of IP cores. Our customers for this technology are other semiconductor companies who supply complementary markets such as Consumer Electronics (TV, DVR and Video Camera) and computer equipment manufacturers.   We are a recognized worldwide leader in the licensing of interconnect technologies.  Our intellectual property serves as a key building block for many varied semiconductor applications ranging from consumer electronics to home network equipment to industrial and automotive applications. We have been licensing interface technology since 2006 with the introduction of our MystiPHY line of Ethernet IP cores obtained through our acquisition of Mysticom Ltd.  Our Ethernet technology has been adopted and incorporated by many of the world’s leading semiconductor and equipment manufacturers. Or HD-PXL family of products are compliant with the HDMI and DisplayPort™ multimedia internconnect standards for consumer electronics and PC appliances. These technologies have also been licensed by some of the leading semiconductor companies serving the consumer electronics and computer equipment industry.

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

We also provide a family of communications processors designed specifically for the broadband CPE applications, combining voice-over-IP, data routing and security functions in a single highly integrated device that meets the stringent cost-performance and low power consumption demands of this market segment.  Our Atlanta processor family is a multi-service SoC for customer premises equipment that supports toll-quality telephone voice, fax and routing functionality over any broadband access network. System designs based on the Atlanta product family can connect directly to a broadband modem or be added as part of a small office-home office, or SOHO, network. The Atlanta A70™ product is the family’s entry level SoC while the A80™ SoC adds the capability to interface with any WiFi or high-speed adapter. The A90™ SoC is optimized for the SOHO market with four voice channels and a high-performing routing engine available at 100 Mbit/second. The A100™ SoC adds powerful, enterprise-level security and encryption of all data and voice. The A2000 communications processor is a multi-core SoC supporting wire-speed Gigabit routing performance, up to eight channels of low-bit rate VoIP processing or four channels of High Definition voice processing and a rich set of data security features.  A2000 fulfills the high performance requirements for next generation residential or small business gateway appliances including 4G LTE™ (Long-Term Evolution) solutions.  The Atlanta 1000 (A1000) supports a wide range of applications including voice-enabled gateway routers for home and small office use, as well as IEEE 802.11n WiFi routers.

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

During the quarter ended September 30, 2011, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2010.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenues:
Product revenues	73%	86%	67%	88%
Service revenues	27%	14%	33%	12%
Total net revenues	100%	100%	100%	100%
Cost of revenues:
Product cost of revenues	21%	38%	21%	39%
Provision for excess and obsolete inventories	—	1%	1%	2%
Service cost of revenues	14%	5%	13%	6%
Total cost of revenues	35%	44%	35%	47%
Gross profit	65%	56%	65%	53%
Operating expenses:
Research and development	70%	29%	62%	29%
Marketing and sales	27%	15%	27%	14%
General and administrative	29%	15%	26%	14%
Restructuring charges, net	14%	—	6%	1%
Reversal of accrued royalties	(7)%	—	(9)%	—
Total operating expenses	133%	59%	112%	58%
Operating loss	(68)%	(3)%	(47)%	(5)%

Net Revenues

We have two product line categories: Network Infrastructure and Customer Premises Equipment (CPE). Our Network Infrastructure product lines include our Optical Transport, Carrier Ethernet, Media Gateway/VoIP and Broadband Access product lines. The Optical Transport products are incorporated into OEM systems that improve the efficiency of fiber optic networks for packetized data traffic, thereby increasing the overall network capacity. Our Media Gateway/VoIP products provide Voice-over-IP and other packet processing functionality in a variety of equipment types deployed in wireless and wire-line carrier networks as well as in enterprise networks.  These equipment types include large capacity media gateways in the core of the network, small-medium capacity access gateways in the ‘last-mile’ section of the network and customer premise equipment for business and residential subscribers. The Broadband Access product line is incorporated into equipment that provides high speed connections to subscribers using fiber (FTTx) or DSL technology, enabling telecommunications service providers to support next generation voice, data and video services. The Carrier Ethernet product line facilitates the transition of existing networks-based legacy voice oriented technologies to Ethernet technology which is more suitable and efficient for supporting next generation converged video, data and voice services. Our CPE product line category includes HDMI, DisplayPort and Ethernet IP Cores which have been incorporated into a number of consumer electronics and PC appliances and Multi-Service Communications Processors used in broadband modems or to be added as part of a small office, home office, or SOHO network. Our Network Infrastructure and Multi-Service Communications Processor product lines continue to show a decline year over year. As such this may affect our impairment analysis of goodwill in the future.

The following table summarizes our net revenue mix by product line category:

(in thousands)	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues	Percentage Decrease in Revenues

Network Infrastructure	$4,686	70%	$7,725	60%	(39)%

Customer Premises Equipment	1,979	30%	5,120	40%	(61)%

Total net revenues	$6,665	100%	$12,845	100%	(48)%

(in thousands)	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues	Percentage Decrease in Revenues
Network Infrastructure	$14,230	65%	$24,935	63%	(43)%

Customer Premises Equipment	7,715	35%	14,793	37%	(48)%

Total net revenues	$21,945	100%	$39,728	100%	(45)%

Total net revenues for the three months ended September 30, 2011 were $6.7 million as compared to $12.8 million for the three months ended September 30, 2010, a decrease of $6.1 million or 48%. Our Network Infrastructure revenues decrease of approximately 39% was a result of lower sales of Carrier Ethernet and Optical Transport products due to reduced telecom infrastructure capital expenditures. Our CPE revenues decrease of approximately 61% was attributable to the ramping down of our Mustang (gigabit Ethernet passive optical) product line towards the end of 2010 and reduced sales of our Communications Processor products. This reduction was partially offset by increased service revenues which include royalties and IP licensing of our high speed interface technology.

Total net revenues for the nine months ended September 30, 2011 were $21.9 million as compared to $39.7 million for the nine months ended September 30, 2010, a decrease of $17.8 million or 45%. Our Network Infrastructure revenues decrease of approximately 43% was a result of lower sales of Optical Transport, VOIP and Carrier Ethernet products due to reduced telecom infrastructure capital expenditures. Our CPE revenues decrease of approximately 48% was attributable to the ramping down of our Mustang (gigabit Ethernet passive optical) product line towards the end of 2010 and reduced sales of our Communications Processor products. This reduction was partially offset by increased service revenues which include IP licensing of our high speed interface technology.

International net revenues represented approximately 74% of net revenues for the three months ended September 30, 2011 as compared to 84% for the three months ended September 30, 2010. Also, international net revenues represented approximately 74% of net revenues for the nine months ended September 30, 2011 as compared to 79% for the nine months ended September 30, 2010.

Gross Profit

Total gross profit for the three months ended September 30, 2011 decreased by approximately $2.8 million or 40% as compared to the three months ended September 30, 2010 and total gross profit for the nine months ended September 30, 2011 decreased by approximately $7.1 million or 33% as compared to the nine months ended September 30, 2010. The decrease in gross profit was primarily the result of a decrease in total net revenues which was partially offset by higher gross margins on the revenues that we did have in 2011. The total gross profit as a percentage of revenue was 65% and 56% for three months ended September 30, 2011 and 2010, and 65% and 53% for the nine months ended September 30, 2011 and 2010, respectively. The changes in gross margin percentage are mostly attributable to changes in product mix, especially a larger portion of royalties and higher margin IP licensing revenues. We anticipate that gross profit will continue to be impacted by fluctuations in the volume and mix of our product shipments as well as material costs, yield and the fixed cost absorption of our product operations.

During the three and nine months ended September 30, 2011, gross profit was affected favorably in the amount of less than $0.1 million and $0.2 million, respectively, from the sales of products that had previously been written down. During the three and nine months ended September 30, 2010, gross profit was affected favorably in the amount of $0.1 million and $0.3 million, respectively, from the sales of products that had previously been written down.  Also during the three months ended September 30, 2011 and 2010, we recorded provisions for excess and obsolete inventories in the amount of less than $0.1 million and $0.1 million, respectively. During the nine months ended September 30, 2011 and 2010, we recorded provisions for excess and obsolete inventories in the amount of $0.2 million and $0.7 million, respectively.

Research and Development

Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to electronic design automation tools, subcontracting and fabrication costs, depreciation and amortization, and facilities expenses.  During the three months ended September 30, 2011, research and development expenses increased $1.0 million, or 26% over the comparable period of 2010. During the nine months ended September 30, 2011, research and development expenses increased $2.3 million, or 20% over the comparable period of 2010. These increases were a result of increased labor and subcontracting costs as a result of our investment in our high-speed interface product line.

We will continue to closely monitor both our costs and our revenue expectations in future periods.  We will continue to concentrate our spending in this area to meet our customer requirements and respond to market conditions.

Marketing and Sales

 Marketing and sales expenses consist primarily of personnel-related expenses, trade show expenses, travel expenses and facilities expenses.  Marketing and sales expenses for the three months ended September 30, 2011 decreased by $0.2 million or 9% as compared to the three months ended September 30, 2010.  This decrease was a result of decreased salaries and commissions due to lower revenues partially offset by increased costs related to our high-speed interface product line. Marketing and sales expenses for the nine months ended September 30, 2011 increased by $0.2 million or 3% as compared to the nine months ended September 30, 2010. This increase was a result of increased costs related to our high-speed interface product line and increased stock compensation costs partially offset by decreased commissions.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, professional and legal fees, insurance and facilities expenses.  General and administrative expenses for the three months ended September 30, 2011 increased by less than $0.1 million or 2% as compared to the comparable period in 2010.  This increase was a result of increased professional fees.   General and administrative expenses for the nine months ended September 30, 2011 remained flat as compared to the comparable period in 2010.  These expenses included decreased professional fees offset by an increase in stock compensation costs.

Restructuring Charges, net

During the three months ended September 30, 2011 and 2010, we recorded net restructuring charges of $0.9 million and less than $0.1 million, respectively. During the nine months ended September 30, 2011 and 2010, we recorded net restructuring charges of $1.4 million and $0.4 million, respectively.

Interest Expense, net

Interest expense, net was less than $0.1 and $0.2 million for the three months ended September 30, 2011 and 2010, respectively. Interest income was essentially flat with slightly lower cash and investment balances offset by higher interest rates. Interest income will continue to fluctuate as it is affected by our cash and investment balances and the related interest rates. At September 30, 2011 and 2010, the effective interest rate on our interest-bearing securities was approximately 2.4% and 1.1%, respectively.  Interest expense decreased approximately $0.1 million due to lower debt balances resulting from principal payments made on our 2011 Notes. The 2011 Notes have been fully paid as of September 30, 2011 and as such, all interest payments related to the 2011 Notes have been made as of September 30, 2011.

Interest expense, net was approximately $0.2 million and $0.5 million for the nine months ended September 30, 2011 and 2010, respectively. Interest income increased less than $0.1 million as a result of higher cash and investment balances during the nine months ended September 30, 2011 as compared to the comparable period in 2010, which was the result of our equity raise during the second quarter of 2011.  Interest expense decreased approximately $0.3 million due to lower debt balances resulting from principal payments made on our 2011 Notes.

Other Income (Expense)

For the three months ended September 30, 2011 and 2010, other income (expense) was income of less than $0.1 million and expense of $0.9 million, respectively. For the nine months ended September 30, 2011 and 2010, other income was less than $0.1 million and $0.1 million, respectively. The other income (expense) for the three and nine months ended September 30, 2010 was primarily due to both realized and unrealized exchange rate gains and losses which were recorded for the translation of our intercompany loan balances with our wholly owned subsidiaries. In 2011, the Company determined that its intercompany loan balances with its foreign subsidiaries are classified as long-term.  As such, the Company has recorded its exchange gains and losses in the translation of these balances as other comprehensive income or loss for the three and nine months ended September 30, 2011.

Income Tax Expense

Income tax expense was approximately $0.2 million and $0.4 million for the three months ended September 30, 2011 and 2010, respectively.  Income tax expense was approximately $0.5 million and $0.6 million for the nine months ended September 30, 2011 and 2010, respectively. The amounts that were recorded reflect income taxes on the earnings of certain of our foreign subsidiaries, principally India.

During the three and nine months ended September 30, 2011 and 2010, we evaluated our deferred income tax assets as to whether it is “more likely than not” that the deferred income tax assets will be realized. In our evaluation of the realizability of deferred income tax assets, we consider projections of future taxable income, the reversal of temporary differences and tax planning strategies. We have evaluated the realizability of the deferred income tax assets, and have determined that it is “more likely than not” that all of the deferred income tax assets will not be realized. Accordingly, a valuation allowance was recorded for all of our domestic net deferred income tax assets. In future periods, we will not recognize a deferred tax benefit and will maintain a deferred tax valuation allowance until we achieve sustained U.S. taxable income.  Additionally, in the future, we expect our current income tax expense to be related to taxable income generated by our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011 and December 31, 2010, we had total cash, cash equivalents, restricted cash and investment balances of approximately $11.1 million and $7.8 million, respectively. This is our primary source of liquidity, as we are not currently generating any significant positive cash flow from our operations. A summary of our cash, cash equivalents, restricted cash, investments, credit agreements and future commitments are detailed as follows:

Cash, Cash Equivalents, Restricted Cash, Investments and Credit Agreements

Our primary source of liquidity is cash, cash equivalents, restricted cash, short-term investment balances and a credit facility agreement.

During the three and nine months ended September 30, 2011, we made principal payments of approximately $1.3 million and $3.8 million on our 2011 Notes. As of September 30, 2011, the 2011 Notes have been paid in full.

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

We have taken cost cutting measures through restructuring plans we implemented during 2010 and 2011. We currently believe that with our anticipated gross profit margins and operating expenses we can break-even on an operating income basis, excluding stock compensation costs and amortization of purchased intangibles, at the rate of sales of $10.0 million per quarter. Also, we intend to continue to assess our cost structure in relationship to our revenue levels and to make appropriate adjustments to expense levels as required. Nonetheless, we believe that our existing cash and cash equivalents, investments and Amended and Restated Business Financing Agreement will be sufficient to fund operating activities and capital expenditures, and provide adequate working capital at least through the next twelve months.

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

A summary of the net change in total cash and investments follows:

(in thousands)	September 30, 2011	December 31, 2010	Change	September 30, 2010	December 31, 2009	Change
Cash and cash equivalents	$4,450	$6,280	$(1,830)	$9,418	$2,343	$7,075
Restricted cash	138	582	(444)	1,781	2,732	(951)
Short-term investments	6,516	973	5,543	1,125	-	1,125
Total cash and investments	$11,104	$7,835	$3,269	$12,324	$5,075	$7,249

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

We have outstanding operating lease commitments of approximately $19.1 million, payable over the next six years. Some of these commitments are for space that is not being utilized and for which we recorded restructuring charges in prior periods. As of September 30, 2011, we have sublease agreements totaling approximately $6.5 million to rent portions of our excess facilities over the next three years.  We currently believe that we can fund these lease commitments in the future; however, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

We also have pledged approximately $0.1 million as of September 30, 2011 and $0.6 million as of December 31, 2010 as collateral for stand-by letters of credit to support customer credit requirements. These amounts were in our bank accounts and are included in our restricted cash balances.

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

During the three months ended September 30, 2011, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Exhibit 3.3	Certificate of Elimination of Series A Junior Participating Preferred Stock, dated October 3, 2011

Exhibit 3.4
Certificate of Designations of Series B Junior Participating Preferred Stock, dated October 3, 2011 (previously filed as Exhibit 3.1B to TranSwitch’s current report on Form8-K filed on October 3, 2011 and incorporated herein by reference).

Exhibit 3.5
Second Amended and Restated By-Laws (previously filed as Exhibit 3.1 to TranSwitch’s current report on Form 8-K as filed with the Securities and Exchange Commission on October 17, 2007 and incorporated herein by reference).

Exhibit 4.1
Rights Agreement between the Registrant and Computershare Trust Company, N.A., as Rights Agent, dated October 3, 2011, which includes the form of Certificate of Designations setting forth the terms of the Series B Junior Participating Cumulative preferred Stock, par value $0.001 per share, as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C  (previously filed as Exhibit 4.1 to TranSwitch’s current report on Form 8-K filed  on October 3, 2011 and incorporated herein by reference).

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

TRANSWITCH CORPORATION

November 9, 2011	/s/ Dr. M. Ali Khatibzadeh
Date	Dr. M. Ali Khatibzadeh Chief Executive Officer and President (Chief Executive Officer)

November 9, 2011	/s/ Robert A. Bosi
Date	Robert A. Bosi Vice President and Chief Financial Officer (Chief Financial Officer)