Form 10-Q/A
period 2011-09-30
TRANSWITCH CORP /DE
filed 2011-11-10
CIK 944739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

Explanatory Note

TRANSWITCH CORP /DE is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011 ("Form 10-Q"), which was filed with the Securities and Exchange Commission on November 09, 2011, for the sole purpose of furnishing corrected XBRL Interactive Data Files. Due to a filing error by a third party financial printer, the XBRL Interactive Data Files originally furnished with the Form 10-Q contained inaccuracies. No other changes have been made to the Form 10-Q. Except as specifically described above, this Amendment No. 1 does not reflect events occurring after the filing of the Form 10-Q, does not update disclosures contained in the Form 10-Q and does not modify or amend the Form 10-Q.

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