Form 10-K
period 2011-12-31
TRANSWITCH CORP /DE
filed 2012-03-13
CIK 944739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Telephone (203) 929-8810

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of class	Name of exchange on which registered
Common Stock, par value $.001 per share	Nasdaq Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the Registrant, on June 30, 2011 was approximately $82.3 million. At March 6, 2012, as reported on the Nasdaq Capital Market, there were 30,664,640 shares of common stock, par value $.001 per share, of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual report on Form 10-K.

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

COMPANY OVERVIEW

TranSwitch designs, develops and supplies innovative integrated circuit (IC) and intellectual property (IP) solutions that provide core functionality for voice, data and video communications equipment for network, enterprise and customer premises applications. We provide integrated multi-core network processor System-on-a-Chip (SoC) solutions and software solutions for Fixed, 3G and 4G Mobile, VoIP and Multimedia Infrastructures. For the customer-premises market, we offer interoperable connectivity solutions that provide a bridge between HDMI and DisplayPort and enable the distribution and presentation of high-definition (HD) content for consumer electronic, and personal computer markets and also provide a family of communications processors that provide best-in-class performance for a range of applications. Overall, we have over 100 active customers, including the leading global telecom equipment providers, semiconductor and consumer product companies.

TranSwitch Corporation is a Delaware corporation incorporated on April 26, 1988. Our principal executive offices are located at 3 Enterprise Drive, Shelton CT 06484, and our telephone number at that location is (203) 929-8810. Our Internet address is www.transwitch.com. Our common stock trades on the Nasdaq Capital Market under the symbol “TXCC.”

Our telecom products are sold to original equipment manufacturers (OEMs) for use in a variety of communications network equipment, including:

1.	Network Infrastructure Processing — Multi-media processing engines to address multiple carrier segments such as wireline and wireless gateways, session border controllers (SBC), media resource functions (MRF), multi-service access nodes (MSAN), passive optical network multi-dwelling units (PON MDUs) and translation gateways. Enterprise applications include VoIP private branch exchanges.
2.	Communication Network Premises Equipment — IP Multimedia Subsystem (IMS) and Voice over LTE (VoLTE) capable 4G/LTE fixed wireless gateways, Residential gateway routers, Small office — home office (SOHO) routers and secure VoIP private branch exchanges (PBXs).

Our interoperable connectivity solutions are sold to OEMs for use in consumer electronics and personal computers.

Next Generation Network Infrastructure (Converged Network Infrastructure):

Data and video services are the main drivers for future network infrastructure investments. Carrier Ethernet is the industry’s accepted standard technology for next-generation networks, however, a large percentage of optical network infrastructure currently in place is based on SONET/SDH technology designed and optimized for voice traffic. Our products enable a mix of voice and data traffic to be efficiently transported over existing SONET/SDH networks using a number of techniques for mapping Ethernet data into the SONET or SDH format (EoS) in accordance with recently introduced industry standards. Our products are incorporated in Optical Transport equipment, and enable the fiber optic network to transport information with improved efficiency, thus increasing the overall network capacity. We also supply products designed for use in Ethernet equipment such as carrier-grade Ethernet routers and switches. Such products enable carriers to provide robust and differentiated services using Ethernet technology in their wide-area networks.

Within this new infrastructure, voice traffic is also carried over Ethernet, and we provide market leading solutions for use in equipment such as Media Gateways, Soft Switches and Multi-Service Access Nodes used in both wire-line and cellular carrier networks as well in corporate network applications. Currently, most telephony service providers maintain two separate networks — one for legacy voice traffic and a second for data traffic. VoIP technology compresses voice signals into discrete packets of data, thereby enabling the voice signals to be transmitted over lower-cost networks originally designed for data-only transmission. VoIP technology is used in numerous new types of communications equipment, such as next generation carrier- and enterprise-class gateways, soft switches, digital loop carriers, IP DSL access multiplexers, media terminal adapters, and home gateways for use by consumers and small businesses. These VoIP technology-based devices enable more efficient and cost-effective voice transmissions than their legacy circuit-switched equipment counterparts. In addition to significant cost savings, VoIP also enables advanced services that traditional telephony could not support. VoIP technology enables and enhances features such as unified messaging and managed services that provide additional value to consumers and businesses and allow service providers to enhance revenue opportunities. Our customers in this market include Alcatel-Lucent, Tellabs, Fiberhome, Ericsson, NEC and other OEMs.

The Broadband Access portion of the market includes equipment that provides “last mile” connectivity between the end customer and the network for broadband services. It includes systems for connectivity over copper wires based on DSL, technology, fiber connectivity using Passive Optical Network (PON) technology or wireless connectivity using cellular, WiMAX or other technologies. Our products are incorporated into Broadband Access equipment, enabling telecommunications service providers to deliver next generation services such as voice, data and video over the broadband connection. Fiber-based broadband access, generally referred to as FTTx, is deployed in a variety of alternative architectures such as Fiber-to-the-home (FTTH), Fiber-to-the-building (FTTB) or Fiber-to-the-node (FTTN). In the case of FTTH, fiber extends all the way to each individual subscriber location, while in the case of FTTB and FTTN, fiber extends to multiplexing equipment located at a building with multiple end-users or in a neighborhood “node”, and each subscriber location (residence or office) is connected to the multiplexing equipment with copper wire using DSL or Ethernet technology.

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

Our Broadband Access product offerings include a variety of solutions for both EPON as well as GPON standards. We also supply products that support the hybrid fiber-copper architectures such as FTTB and FTTN using DSL or Ethernet as well as Voice-over-IP (VoIP) processors to extract, encode and manage voice services at the node equipment in the case of FTTB and FTTN architectures. Our customers in this market include Alcatel-Lucent, Sumitomo, Nokia Siemens Networks and other OEMs.

Broadband Customer Premises Equipment (Broadband CPE):

The increasing role of Broadband CPE in the delivery of modern communications services is driven directly by the deployment of broadband access networks discussed above. A single broadband connection is capable of delivering multiple services (voice, video and data) to the subscriber location in the form of a high speed packetized data stream. Broadband CPE must then process this high speed packet data stream and deliver the various services to appliances within the home or office in the appropriate manner. For instance, telephone (voice) service needs to be converted from packetized data using VoIP technology into its native electrical form and distributed over the internal telephone wiring or using a wireless technology such as digital enhanced cordless telecommunications to cordless phones. Similarly, internet data traffic must be routed over Ethernet connections or WiFi to computers within the customer premises and video traffic must be routed to set-top devices or TV sets as appropriate. Increasing availability of High Definition video content is driving the need for high speed connectivity within the home. The Consumer Electronics industry standard known as High Definition Multimedia Interface (HDMI) and the related DisplayPort standard adopted by the Computer industry are the de-facto interfaces of choice. Broadband CPE equipment also provides the necessary security features such as firewall and data encryption as well as a host of other management and control functions required for interworking with the service provider’s network.

We provide high speed interface technology conforming to HDMI, DisplayPort and Ethernet standards in the form of IP cores. Our customers for this technology are other semiconductor companies who supply complementary markets such as Consumer Electronics (TV, DVR and Video Camera) and computer equipment manufacturers.

We also provide a family of communications processors designed specifically for Broadband CPE applications, combining VoIP, data routing and security functions in a single highly-integrated device that meets the stringent cost-performance and low power consumption demands of this market segment.

Our Products and the Functions They Serve

Our products provide several of the key functionalities required for Converged Network Infrastructure and Broadband CPE:

1.  Converged Network Infrastructure

a)	Infrastructure VoIP Processors
b)	EoS/EoPDH Mappers and Framers
c)	Tributary Switches
d)	Carrier Ethernet Solutions
e)	FTTx Protocol Processors
f)	Access VoIP Processors
g)	Access Controllers

2.  Broadband CPE

a)	Multi-Service Communications Processors
b)	Connectivity Solutions — HDMI, DisplayPort, HDPTM, Ethernet IP Cores and HDPTM Transceivers

Within each of these markets, we have developed a number of product families as described below:

1. Products for Converged Network Infrastructure

a)  Infrastructure VoIP Processors

Our Entropia series of processors are highly-integrated SoC solutions each incorporating multiple embedded reduced instruction set computing and digital signal processing processors for encoding, decoding and transcoding VoIP traffic according to a multitude of protocols and standards adopted in different networks worldwide. Entropia III and IV can process up to 1,008 voice channels for high-capacity applications while our Entropia II LP product supports medium density applications requiring up to 336 voice channels. The Entropia series is designed for wire-line and wireless carrier equipment such as Media Gateways, Soft Switches, IMS and MSAN as well as in Enterprise Network applications such as IP-PBX. Because different VoIP coding standards are used by different network operators, a vital attribute of our Entropia processors is their ability to recognize and dynamically adapt to the appropriate coding standard and to trans-code the voice traffic from one standard to another as required. In addition to VoIP processing, our Entropia products provide a complete system-level solution by incorporating a variety of other related functions such as FAX relay, packet processing, circuit emulation, signaling and control required for operation in the carrier’s network.

b)  EoS/EoPDH Mappers and Framers

Our products address the predominant formats and data speeds employed in the access portion of the network. We provide solutions that cover both North American (SONET/Async) as well as International (SDH/PDH) standards. Data rates covered by our products range from 1.5 mb/s to 2.5 Gb/s.

Our EtherMap and EtherPHAST product families address the need of carriers to efficiently transport data traffic over their existing SONET, SDH and PDH networks. Our VTXP products provide low-level grooming of time-division multiplexing (TDM) circuits which will continue to be a requirement throughout the transition to IP and will be performed predominantly in smaller edge platforms rather than larger metro platforms. Our products are optimized for these edge platforms, and will continue to be applicable as will our broad line of mappers and framers.

c)  Tributary Switches

This product category includes switch fabric devices and adjunct switching devices that enable traffic to be switched or re-arranged (groomed) to use network capacity more efficiently.

d)  Carrier Ethernet Solutions

As carriers move to packet-based networks for more and more of their infrastructure, the need for both pure carrier class Ethernet devices as well as transition products continues to grow. Our Envoy line of Ethernet controllers and switches allows for differentiation and creates the opportunity for market leadership with trend-setting metro Ethernet features. Our PacketTrunk family of circuit emulation and clock recovery devices provides vital interworking capability between the new IP based services and infrastructures and the legacy voice TDM based services and infrastructures.

e)  FTTx Protocol Processors

The prevalent Passive Optical Networking standards are EPON which is adopted primarily in Japan, China and Korea and a more recent standard GPON, which has been adopted by carriers in the United States and is expected to be the deployed in several other countries.

Our Diplomat-ONT product is a highly-integrated SoC solution for GPON ONU applications equipped to provide up to four channels of VoIP processing and is interoperable with optical line terminations (OLTs) from the leading equipment suppliers worldwide.

f)  Access VoIP Processors

A large percentage of fiber-based broadband access deployments are hybrid fiber-copper architectures such as FTTN or FTTB. This is particularly true in countries such as China where large apartment buildings rather than single family houses are the norm. Even in the United States, AT&T has chosen to deploy Fiber-to-the-Node rather than Fiber-to-the-Home based on its own economic analysis. In these Hybrid architectures, the fiber cable terminates in Optical Network Termination (ONT) equipment designed to serve multiple subscribers is placed in a neighborhood site or in the basement of the apartment building, and the individual subscriber locations are served over copper wires using VDSL or Ethernet technology.

Voice traffic is carried over the fiber portion of the network in packetized form (VoIP), and is decoded and converted to the analog form at the ONT so it can be transmitted over the copper wires. Our EntropiaTM III-C series of processors is designed to serve these applications. This new series of Entropia processors scales the market-proven features and performance advantages of our larger flagship Entropia III and Entropia-IV series into an appropriately-sized, highly-integrated SoC that is ideally matched to the requirements for broadband access ONT equipment.

g)  Access Controllers

The multi-subscriber ONT equipment in FTTB or FTTN architectures performs the function of an access multiplexor in that it must appropriately route the appropriate data from the fiber connection to the each subscriber over a separate copper connection and vice versa. Data security, quality of service, and traffic management features are critical elements of this functionality. Our Diplomat-IP Access Controller is designed to provide this core functionality for xDSL equipment such as MSAN, and MDU-ONT for FTTN and FTTB networks.

2. Products for Broadband CPE

a)  Connectivity Solutions — HDMI, DisplayPort, HDPTM, Ethernet IP Cores and HDPTM Transceivers

We are a recognized worldwide leader in the licensing of interconnect technologies. Our intellectual property serves as a key building block for many varied semiconductor applications ranging from consumer electronics to home network equipment to industrial and automotive applications. Our Ethernet technology has been adopted and incorporated by many of the world’s leading semiconductor and equipment manufacturers. In 2008, we introduced our HD-PXL family of products addressing multimedia interconnect standards specifically addressing the HDMI and DisplayPortTM standards for consumer electronics and PC appliances. These technologies have also been licensed by some of the leading semiconductor companies serving the consumer electronics and computer equipment industry.

Recently we also introduced a new proprietary technology called HDPTM. It is a patented technology developed for High Definition Television (HDTV) and 3-Dimensional Television (3D-TV) applications. It combines both HDMI 1.4 and DisplayPort capability in a single circuit enabling HDTV and 3D-TV manufacturers to support either standard with a single connector.

Conceived from our HDPTM technology, our HD-PXL 1.4 IP core supports aggregate data rates over 10Gbps and is designed to meet all HDMI 1.4 resolution requirements including 1080p at 60Hz, the highest resolution for 3D televisions, and 4K × 2K, the resolution required for digital theatres. In addition, this IP core supports Ethernet over HDMI (HEC), and includes the audio return channel (ARC), which eliminates the need for separate audio cables between televisions and home entertainment systems. The result is a technology that elevates the home entertainment experience to new levels of picture quality for consumers while simplifying the overall manufacturing process for HDTV and 3D-TV manufacturers. In 2011, we introduced HDplayTM, our first IC utilizing our HDPTM technology. HDplayTM enables HDTV and 3D-TV manufacturers to support either standard with a single connector and also incorporates our AnyCableTM technology, which provides superior functionality with any low-cost HDMITM and DisplayPort cables.

Also in 2011, we introduced HDwireTM, a video interface solution designed to be used inside flat panel televisions and monitors. Our HDwireTM video interface solution supports current and next-generation, high-definition (HD) video displays. The ultra-fast HDwireTM panel interface ensures reliable, crystal-clear video for the high resolution computer and TV displays at low power consumption and low system design cost. We are offering HDwireTM as licensable intellectual property (IP) cores and plan to offer an IC line in the future.

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

b)  Multi-Service Communications Processors

Our Atlanta processor family is a multi-service SoC for customer premises equipment that supports toll-quality telephone voice, fax and routing functionality over any broadband access network. System designs based on the Atlanta product family can connect directly to a broadband modem or be added as part of a small office/home office, or SOHO, network. The Atlanta A70TM product is the family’s entry level SoC while the A80TM SoC adds the capability to interface with any WiFi or high-speed adapter. The A90TM SoC is optimized for the SOHO market with four voice channels and a high-performing routing engine available at 100 Mbit/second. The A100TM SoC adds powerful, enterprise-level security and encryption of all data and voice.

In 2009, we introduced Atlanta 2000 (A2000), the flagship of our Atlanta processor line. A2000 is a multi-core SoC supporting wire-speed Gigabit routing performance, up to eight channels of low-bit rate VoIP processing or four channels of High Definition voice processing and a rich set of data security features. A2000 fulfills the high performance requirements for next generation residential or small business gateway appliances. In 2010, we introduced the Atlanta 1000 (A1000), which supports a wide range of applications including voice-enabled gateway routers for home and small office use, as well as IEEE 802.11n WiFi routers.

In 2011, we introduced an LTETM (Long Term Evolution) fixed wireless reference design that enables wireless providers to deliver broadband voice, video and data services to homes and enterprises. The reference design incorporates our Atlanta 2000TM processor and complete software solution which is designed for high performance and real time services under real world network conditions.

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

Complementing our communications industry expertise is our very large scale integration (VLSI) design competence. Our VLSI design personnel have extensive experience in designing high-speed digital and mixed-signal devices for communications applications. These designs require a sophisticated understanding of complex technology, as well as the specifics of deep sub-micron manufacturing processes and their resulting impact on device performance. We have developed a large number of VLSI blocks and intellectual property cores that operate under the demanding requirements of the telecommunications and data communications industries. These blocks and intellectual property cores have been designed using standard VLSI-oriented programming languages such as VHSIC Hardware Descriptive Language (VHDL) and Verilog, and have been authenticated with standard verification tools.

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

We have developed substantial expertise in communications algorithms. Communications algorithms are the processes and techniques used to transform a digital data stream into a specially conditioned analog signal suitable for transmission across copper telephone wires. We possess a thorough understanding of, and practical experience in, the process of transmitting and receiving a digital data stream in analog form. We also have significant experience developing algorithms to enable voice compression, echo cancellation and telephony signal processing. This expertise allows us to design highly-efficient algorithms that in turn enable us to create products with high performance, re-programmability and low power consumption.

We are experts in the area of highly-complex, high-speed digital chip development. We design both the logic and the physical layout for our products. This design expertise has enabled us to develop tightly integrated digital chips that have small form factors with low power consumption. We have continued to improve upon our internal chip layout capabilities and our design for test capability, both of which have resulted in significant improvements in silicon efficiency, silicon testability and time-to-market. Our SoC definition, architecture, verification expertise and design methodology ensure that hardware and software architectural trade-offs yield desired performance testing from our VLSI solutions. The SoC performance simulation, emulation, verification and stress testing, using Test Benches and test equipment, ensure that our products meet carrier class quality, performance and reliability requirements.

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

The key elements of our business strategy include the following:

Provide the Optimal Solutions Within Target Markets

We offer our customers unique solutions that enable optimized performance and functionality for applications ranging from Ethernet-over-SONET mapping and framing for Optical Transport systems, voice media gateway platforms, fiber-to-the-premises applications, home gateway/routers and interoperable connectivity solutions for consumer products. Our solutions include:

•	embedded software in the computer chip for control of our configurable devices;
•	product reference design models for both hardware and software applications;
•	evaluation boards and reference design;
•	OEM product design support;
•	multi-tier applications support; and
•	product technical and design documentation.

Our ‘complete product’ approach allows OEMs to optimally configure their products while maintaining product compatibility over multiple generations. This approach allows equipment vendors to selectively upgrade their products with next-generation higher functionality devices.

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

Third-Party Semiconductor Fabrication

We work with select third-party foundries to produce our semiconductor devices. This approach allows us to avoid substantial capital spending, obtain competitive pricing and technologies, and retain the ability to migrate our products to new process technologies to reduce costs and optimize performance. Our design methodology enables the production of our devices at multiple foundries using well-established and proven processes. We engage foundries that are ISO 9001:2008 and ISO/TS 16949:2009 certified for quality and use only semiconductor processes and packages that are qualified under industry-standard requirements.

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

Our sales strategy primarily focuses on worldwide suppliers of high-speed communications and communications-oriented equipment. These customers include telecommunications, data communications, wireless and wire-line equipment, internet access, customer premises, computing, process control, and defense equipment vendors. In addition, we target emerging technology leaders that are developing next generation solutions for the telecommunications and data communications markets. We also market our interoperable connectivity solutions to consumer electronics companies and other semiconductor companies that serve these markets.

We identify and address sales opportunities through our worldwide direct sales force and our worldwide network of independent distributors and sales representatives.

Our worldwide direct sales force, technical support personnel and design engineers work together in teams to support our customers. We have technical support capabilities located in key locations throughout the world as well as a technical support team at our headquarters as a backup to the field applications engineers.

We have established foreign distributors and sales representative relationships in Australia, Belgium, Brazil, Canada, China, Germany, India, Ireland, Israel, Italy, Japan, Korea, Mexico, the Scandinavian countries, Spain, Switzerland, Taiwan, Turkey and the United Kingdom. We also sell our products through domestic distributors and a network of domestic sales representatives. We have regional sales and technical support capabilities in Fremont, California; Paris, France; Rome, Italy; Berkshire, England; Hilversum, Netherlands; Brussels, Belgium; New Delhi and Bangalore, India; Shanghai and Shenzhen, P.R.C.; Seoul, Korea; Tokyo, Japan; and Taipei, Taiwan, as well as at our headquarters facility in Shelton, Connecticut. Item 1A below describes the risks attendant to the foreign operations.

Customers

We have sold our products and services to over 400 customers since shipping our first product in 1990. Our customers include public network systems OEMs that incorporate our products into telecommunications systems, WAN and LAN equipment OEMs, internet-oriented OEMs, communications test and performance measurement equipment OEMs and government, university and private laboratories that use our products in advanced public network, and WAN and LAN developments. In addition, we have licensed HDMI, DisplayPort, Ethernet and other IP Cores to firms such as Intel, Samsung, Texas Instruments, Analog Devices, Philips NXP, IBM and NEC.

Historically, a small number of our customers have accounted for a substantial portion of our net revenues. In 2011, 29% of our net revenues were from three customers. Note 9 of the Notes to Consolidated Financial Statements provides data on major customers for the last three years.

Research and Development

We believe that the continued introduction of new products in our target markets is essential to our growth. As of December 31, 2011, we had 113 full-time employees engaged in research and product development efforts. We employ engineers who have the necessary VLSI, high speed mixed signal, firmware, software, hardware, physical design, verification, and validation expertise and development experience. These engineers are responsible for delivering VLSI and evaluation and demonstration products for telecommunications and data communications applications. Research and development expenditures were $18.9 million in 2011, $16.0 million in 2010, and $19.1 million in 2009.

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

Patents and Licenses

We currently have 39 United States patents with an additional 11 patents pending in the United States. Of that number two patents are co-assigned. For one or more of our United States patents, we have coverage in Canada, China, Taiwan, Israel, Japan, France, Germany, United Kingdom, Belgium, Italy, Sweden, Spain, and Hong Kong. Internationally, there are patents pending either in specific countries or in the European Patent Office (EPO) or under the Patent Cooperative Treaty (PCT). In addition we have lifetime licenses to use over 22 additional United States patents and their foreign derivatives.

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

Our ability to compete depends to some extent upon our ability to protect our proprietary information through various means, including ownership of patents, copyrights, mask work registrations and trademarks. While no intellectual property right of ours has been invalidated or declared unenforceable, we cannot be assured that such rights will be upheld in the future. We believe that, in view of the rapid pace of technological changes in the communication semiconductor industry, the technical experience and creative skills of our engineers and other personnel are the most important factors in determining our future technological success.

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

Manufacturing and Design Services

We produce a variety of integrated circuit (IC) devices utilizing the Fabless Semiconductor Model. This means that we do not own or operate any of the foundries used in the production of our devices. Rather, we contract with established independent foundries to manufacture all of our devices including silicon wafer production, package assembly and testing. In most cases, we maintain a fully functional test environment for the purpose of production test development, low volume production testing, and product certification. Once the device reaches production volume, the test is transferred to a high volume, lower cost test facility. In some cases, the test development is done at the subcontractor site.

This approach permits us to focus on our design strengths, minimize fixed costs and capital expenditures and access the most advanced manufacturing technologies. It also allows us to maintain an effective and flexible supply chain which is managed using a fully-integrated ERP system. Quality assurance and customer service activities are all performed at our Shelton, Connecticut and Fremont, California facilities. Finished goods inventory, packing and shipping are performed either in our Shelton, Connecticut facility or managed at our subcontractors.

Our Shelton, Connecticut facility is registered to ISO 9001:2008 by TUV Rheinland of North America, Inc. We use only ISO certified suppliers in the manufacture of our products.

Our manufacturing objectives and emphasis are focused in the following areas:

•	maximizing the reliability and quality of our products utilizing world class foundry partners;
•	leveraging the most advanced semiconductor manufacturing technologies available;
•	maintaining a flexible supply chain to meet our customers’ demand and delivering on time;
•	minimizing capital and other resource requirements by subcontracting capital-intensive manufacturing; and
•	achieving a gross margin commensurate with the value of our products.

Our products and services can be categorized as follows:

•	IC devices — This category covers the majority of our products. We purchase and own the unique mask sets (tools) required for the production of our silicon wafers. We then purchase the wafers from the foundry as needed which are shipped directly to one of our wafer sort or assembly partners. They are then stored until we issue an assembly or test release based on demand. We use a variety of assembly and test suppliers to complete the production process including Taiwan Semiconductor (TSMC), Global Foundries and IBM for wafers and Amkor and STATS ChipPAC for assembly and test. In 2011, we entered into an agreement with eSilicon Corporation to provide us with turnkey manufacturing services. Such services include, among other things, quality and product cost management, capacity scheduling, wafer procurement, assembly, packaging, test and delivery scheduling.
•	Intellectual Property Cores — We have several arrangements with foundries like TSMC and Semiconductor Manufacturing International Corporation (SMIC) for example, where we make our intellectual property cores available to our customers for design in their products. The use of these cores is strictly controlled at the foundry and we receive license fees or royalties when they are used.

•	Services — We offer design and manufacturing services to our customers. In these cases, we can utilize any of our established supply chain partners or use suppliers specified by our customer.

Acquisitions

While some of the next generation products we introduce are based on technologies that we develop ourselves, we have filled some of our technology and skills needs through acquisitions. The following is a table that summarizes technology and skills we obtained through acquisitions of stand-alone companies during the years 2006 through 2011.

Acquired Company	Date Acquired	Technology/Skill Acquired
Centillium Communications, Inc.	October 2008	VOIP and Optical transport
ASIC Design Center Division of Data – JCE, Ltd.	January 2007	Custom ASIC Development and Logistics
Mysticom, Ltd.	January 2006	Analog/Mixed Signal Design Resources

Investments in Non-Publicly Traded Companies and Venture Capital Funds

We have made investments in early-stage venture-backed companies that develop technologies that are complementary to our product roadmap. In all cases, when investing in other semiconductor companies, we have also entered into commercial agreements giving us the rights to resell products developed by these companies. When determining the accounting method for these investments, we consider both direct ownership and indirect ownership. We also consider other factors, such as our influence over the financial, technology and operating policies of these companies.

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

Our principal competitors in the communications industry are Applied Micro Circuits Corporation, Broadcom Corporation, Exar Corporation, Infineon Technologies, LSI Corporation, Mindspeed Technologies, Inc., PMC-Sierra Inc., Texas Instruments Inc., and Vitesse Semiconductor Corporation. In addition, there are several field programmable gate array (FPGA) providers such as Altera Corporation and Xilinx, Inc. which compete with us by supplying programmable products to OEMs.

Our principal competitors in the consumer interconnect product line are Silicon Image, Inc., Analog Devices, Inc., and NXP Semiconductors, NV. Other domestic and international vendors have either entered this market or announced plans to do so.

Employees

At December 31, 2011, we had 169 full time employees, including 113 in research and development, 23 in marketing and sales, 5 in operations and quality assurance, and 28 in administration. We have no collective bargaining agreements. We have never experienced any work stoppage and we believe our employee relations are good.

Executive Officers of the Registrant

Our Executive Officers are as follows:

Dr. M. Ali Khatibzadeh (51)	President, Chief Executive Officer and Director
Mr. Robert A. Bosi (56)	Vice President and Chief Financial Officer
Mr. Amir Bar-Niv (46)	Senior Vice President & GM of the High Speed Interconnect Business Unit
Mr. Theodore Chung (38)	Vice President of Business Development and Worldwide Sales
Mr. Haim Moshe (53)	Senior Vice President & GM of TranSwitch Israel
Mr. Kris Shankar (47)	Senior Vice President & GM of the Telecom Business Unit

There are no family relationships as defined in Item 401 of Regulation S-K between any of the officers named above and there is no arrangement or understanding between any of the officers named above and any other person pursuant to which he or she was selected as an officer. Each of the officers named above was elected by the Board of Directors to hold office until the next annual election of officers and until his or her successor is elected and qualified or until his or her earlier resignation or removal. The Board of Directors elects the officers immediately following each annual meeting of the stockholders and may appoint other officers between annual meetings.

Dr. M. Ali Khatibzadeh was named President and Chief Executive Officer of the Company in December 2009. Prior to his appointment, he was Senior Vice President and General Manager of the RF Products Business Unit of Anadigics (NASDAQ: ANAD) from April 2009 to October 2009. He also served Anadigics as Senior Vice President and General Manager of the Wireless Business Unit from August 2005 to April 2009 and as Vice President of the Wireless Business Unit from June 2000 to August 2005.

Mr. Robert A. Bosi was named Vice President and Chief Financial Officer in January 2008. He has been a partner in Tatum LLC since 2003.

Mr. Amir Bar-Niv was named Senior Vice President & GM in October 2011 and held the position of Vice President Systems & Applications since November 2007.

Mr. Theodore Chung was named Vice President of Business Development and Worldwide Sales in October 2011 and held the position of Vice President Business Development since October 2006. He also served as Interim Chief Financial Officer and Treasurer from January 2007 through January 2008.

Mr. Haim Moshe was named Senior Vice President & GM in October 2011 and held the position of Vice President & GM since December 2007.

Mr. Kris Shankar was named Senior Vice President & GM in October 2011 and held the position of Senior Vice President Worldwide Sales since July 2010 and Vice President Worldwide Sales since October 2008. Prior to joining the Company, he was the Vice President — Worldwide Sales and Customer Support of Centillium Communications Inc.

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

From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission (including this Form 10-K) may contain statements that are not historical facts, so-called “forward-looking statements,” which involve risks and uncertainties. Such forward-looking statements are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “will,” “expect,” “intend,” “plans,” “predict,” “anticipate,” “estimate,” “continue,” “believe” or the negative of these terms or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other forward-looking information. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K.

Our actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in our filings with the Securities and Exchange Commission.

Our strategic direction has changed. The company has gone from primarily providing VLSI infrastructure products to more customer premise licensing IP cores and VoIP based products.

As a result, we are suffering through a period of larger losses, including from operations as well as from write-downs of goodwill and other intangibles assets. Our total revenue has decreased 49.6% from $56.1 million in 2009 to $28.3 million in 2011. Product revenue has decreased 61.1% from $50.7 million in 2009 to $19.7 million in 2011.

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

We have incurred significant losses in prior periods. Our revenues and operating results have fluctuated in the past and may fluctuate in the future and we may incur losses and negative cash flows in future periods. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products;
•	market acceptance of our products and our customers’ products;
•	our customers’ product-to-market launch schedules;
•	our ability to develop, introduce, market and support new products and technologies on a timely basis;
•	availability and cost of products from our suppliers;
•	intellectual property disputes;
•	the timing of receipt, reduction or cancellation of significant orders by customers;
•	the effects of our competitors’ new product and technology introductions;
•	fluctuations in the levels of component inventories held by our customers and distributors and changes in our customers’ and distributors’ inventory management practices;

•	shifts in our product mix and the effect of maturing products;
•	the timing and extent of product development costs;
•	new product and technology introductions by us or our competitors;
•	fluctuations in manufacturing yields; and
•	significant warranty claims, including those not covered by our suppliers.

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

Our net revenues may decrease.

Due to current economic conditions and slowdowns in purchases of VLSI semiconductor devices, it has become increasingly difficult for us to predict the purchasing activities of our telecom customers and we expect that our net revenues may decrease further.

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

If we are unable to generate sufficient cash flows from operations to meet our anticipated needs for working capital and capital expenditures, we may need to raise additional funds. However, events in the future may require us to seek additional capital and, if so required, that capital may not be available on terms favorable or acceptable to us, if at all. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of our common stock. On October 21, 2009, we filed a shelf registration statement on Form S-3 (File No. 333-162609) (the “Shelf Registration Statement”) which was declared effective by the Securities and Exchange Commission on October 28, 2009, to sell up to $40,000,000 of our securities. During 2010 and 2011, we issued shares for proceeds to the Company in an amount of $19,197,000 worth of common stock under the Shelf Registration Statement. Accordingly, we have a value of $20,803,000 of shares of our common stock, which could still be issued under this arrangement. On February 10, 2012, we entered into an At Market Issuance Sales Agreement with MLV & Co. LLC (“MLV”), pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $10,000,000 from time to time through MLV.

Our stock price is volatile.

The market for securities for communication semiconductor companies, including our Company, has been highly volatile. The daily closing price of our common stock has fluctuated between a low of $1.52 and a high of $15.36 (share price is reflective of the November 23, 2009 1 for 8 reverse stock split) during the period from January 1, 2007 to December 31, 2011. It is likely that the price of our common stock will continue to fluctuate widely in the future. Factors affecting the trading price of our common stock include:

•	responses to quarter-to-quarter variations in operating results;
•	announcements of technological innovations or new products by us or our competitors;
•	current market conditions in our served markets; and
•	changes in earnings estimates by analysts.

We may have to further restructure our business.

We may have to make further restructuring changes if we do not sustain the current level of quarterly revenues. Our restructurings could result in management distractions, operational disruptions, and other difficulties. Over the past several years, we have initiated several restructuring activities in an effort to reduce operating costs. Our most recent restructuring was announced on October 4, 2011. Employees whose positions were eliminated in connection with these restructuring activities may seek employment with our customers or competitors. Although each of our employees is required to sign a confidentiality agreement with us at the time of hire, we cannot guarantee that the confidential nature of our proprietary information will be maintained in the course of such future employment. Additionally, we cannot guarantee that we will not undertake additional restructuring activities and that our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous restructuring plans. Also, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to new growth opportunities.

We anticipate that shipments of our products to relatively few customers will continue to account for a significant portion of our total net revenues.

Historically, a relatively small number of customers have accounted for a significant portion of our total net revenues in any particular period. For the years ended December 31, 2011 and 2010, shipments to our top five customers, including sales through distributors, accounted for approximately 39% and 57% of our total net revenues, respectively. We expect that a limited number of customers may account for a substantial portion of our total net revenues for the foreseeable future.

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

Communication service providers, internet service providers, regional operating companies and inter-exchange carriers continue to closely monitor their capital expenditures. Spending on voice-only equipment remains slow while spending on equipment providing the efficient transport of data services on existing infrastructure appears to be slowly recovering. Demand for new, high-bandwidth applications such as video conferencing, broadband audio and telephone is placing an increased burden on existing public network infrastructure. We cannot be certain that the market for our products will not decline in the future.

Because of our lack of diversity in geographic sources of revenues, economic factors specific to certain countries may adversely affect our business and operating results.

During 2011, a substantial amount of our revenue was from China, Japan, Korea, Taiwan, Italy, Israel and other foreign countries. We expect revenues in 2012 will be substantially concentrated in foreign markets. All of our sales have been historically denominated in U.S. dollars and major fluctuations in currency exchange rates could materially affect our customers’ demand, thereby causing them to reduce their orders, which could adversely affect our operating results. While part of our strategy is to diversify the geographic sources of our revenues, failure to further penetrate other markets could harm our business and results of operations and subject us to increased currency risk.

If foreign exchange rates fluctuate significantly, our profitability may decline.

We are exposed to foreign currency rate fluctuations because we incur a significant portion of our operating expenses in currencies other than U.S. dollars (mainly Indian rupees, Israeli shekels and Euros). The U.S. dollar has fluctuated significantly in the past couple of years and this trend may continue.

Our international business operations expose us to a variety of business risks.

Foreign markets are a significant part of our net product revenues. For the years ended December 31, 2011 and 2010, foreign shipments accounted for approximately 77% and 75%, respectively of our total net product and services revenues. We expect foreign markets to continue to account for a significant percentage of our total net revenues. A significant portion of our total net revenues will, therefore, be subject to risks associated with foreign markets, including the following:

•	unexpected changes in legal and regulatory requirements and policy changes affecting the telecommunications and data communications markets;
•	changes in tariffs;
•	exchange rates, currency controls and other barriers;
•	political and economic instability;
•	risk of terrorism or war;
•	difficulties in accounts receivable collection;
•	difficulties in managing distributors and representatives;
•	difficulties in staffing and managing foreign operations;
•	difficulties in protecting our intellectual property overseas;
•	natural disasters;
•	seasonality of customer buying patterns; and
•	potentially adverse tax consequences.

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

We currently sell more than 35 product families. Some of our products have a high gross profit while others do not. If our customers decide to buy more of our products with low gross profits and fewer of our products with high gross profits, our total gross profits could be adversely affected. We plan our mix of products based on our internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially.

The price of our products tends to decrease over the lives of our products.

Historically, average selling prices in the communication semiconductor industry have decreased over the life of a product, and, as a result, the average selling prices of our products may decrease in the future. Decreases in the price of our products would adversely affect our operating results. As global competition increases, our customers are increasingly more focused on price. We may have to decrease our prices to remain competitive in some situations, which may negatively impact our gross margins.

Our success depends on the rate of growth of the global communications infrastructure.

We currently derive most of our net revenues from products for telecommunications, data and video communications applications. These markets are characterized by the following:

•	susceptibility to seasonality of customer buying patterns;
•	subject to general business cycles;
•	intense competition;
•	rapid technological change; and
•	short product life cycles.

We anticipate that these markets will continue to experience significant volatility and reduced demand in the near future.

Our products must successfully include industry standards to remain competitive.

Products for telecommunications and data communications applications are based on industry standards, which are continually evolving. Our future success will depend, in part, upon our ability to successfully develop and introduce new products based on emerging industry standards, which could render our existing products unmarketable or obsolete. If the telecommunications or data communications markets evolve to new standards, we cannot be certain that we will be able to successfully design and manufacture new products that address the needs of our customers and include the new standards or that such new products will meet with substantial market acceptance.

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

Our ability to compete successfully in the rapidly evolving area of high-performance integrated circuit technology depends on factors both within and outside our control, including:

•	success in designing and subcontracting the manufacture of new products that implement new technologies;
•	protection of our products by effective use of intellectual property laws;
•	product quality;
•	reliability;
•	price;
•	efficiency of production;
•	failure to find alternative manufacturing sources to produce our products with acceptable manufacturing yields;
•	the pace at which customers incorporate our products into their products;
•	success of competitors’ products; and
•	general economic conditions.

The markets that we serve are intensely competitive. A number of our customers have internal semiconductor design or manufacturing capability with which we also compete in addition to our other competitors. Any failure by us to compete successfully in these target markets, would have a material adverse effect on our business, financial condition and results of operations.

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

Manufacturing integrated circuits is a highly-complex and technology-intensive process. We work closely with our foundries to minimize the likelihood of reduced manufacturing yields; however, our foundries occasionally experience lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start-up of new process technologies. Such reduced manufacturing yields have at times reduced our operating results. A manufacturing disruption at one or more of our outside foundries, including, without limitation, those that may result from natural disasters, accidents, acts of terrorism or political instability or other natural occurrences, could impact production for an extended period of time.

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

We have been, and expect in the future to be, particularly dependent upon a limited number of foundries for our VLSI device requirements. In 2011, one outside wafer foundry supplied a substantial amount of our total semiconductor wafer requirements. The time required to qualify alternative manufacturing sources for existing or new products could be substantial and we might not be able to find alternative manufacturing sources able to produce our VLSI devices with acceptable manufacturing yields. As a result, we expect that we could experience substantial delays or interruptions in the shipment of our products if there was a sudden increase in demand or if our foundry suppliers were to cease operations or limit our capacity.

We are subject to risks arising from our use of subcontractors to assemble our products.

Contract assembly houses in Asia assemble all of our semiconductor products. Raw material shortages, natural disasters, political and social instability, service disruptions, labor disputes, rising wages, currency fluctuations, or other circumstances in the region could force us to seek additional or alternative sources of supply or assembly. This could lead to supply constraints or product delivery delays.

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

We are responsible for any patent litigation costs. If we were to become involved in a dispute regarding intellectual property, whether ours or that of another company, we may have to participate in legal proceedings in the United States Patent and Trademark Office or in the United States or foreign courts to determine any or all of the following issues: patent validity, patent infringement, patent ownership or inventorship. These types of proceedings may be costly and time consuming for us, even if we eventually prevail. If we do not prevail, we might be forced to pay significant damages, obtain a license, if available, or stop making a certain product. From time to time, we may prosecute patent litigation against others and as part of such litigation, other parties may allege that our patents are not infringed, are invalid and are unenforceable.

We also rely on trade secrets, proprietary know-how and confidentiality provisions in agreements with employees and consultants to protect our intellectual property. Such parties may not comply with the terms of their agreements with us, and we may not be able to adequately enforce our rights against these parties.

We may not be able to pay our debt and other obligations.

If our cash, cash equivalents and operating cash flows are inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the Amended and Restated Business Financing Agreement between us and Bridge Bank, N.A. or our other obligations, we would be in default under their respective terms. Any such default or cross default would have a material adverse effect on our business, prospects, financial condition and operating results.

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

We have, in the past, as a result of industry conditions, discontinued or abandoned certain product lines acquired through acquisitions.

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

Provisions of our certificate of incorporation, by-laws, rights agreement and Delaware law may discourage takeover offers and may limit the price investors would be willing to pay for our common stock.

Delaware corporate law contains, and our certificate of incorporation and by-laws and rights agreement contain, certain provisions that could have the effect of delaying, deferring or preventing a change in control of our Company even if a change of control would be beneficial to our stockholders. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Certain of these provisions:

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

We have outstanding operating lease commitments of approximately $17.1 million, payable over the next six years. Some of these commitments are for space that is not being utilized and, for which, we recorded restructuring charges in prior periods. We currently have subleases for the majority of our excess space but our sublease income generated will not offset the entire future commitment. As of December 31, 2011, we have sublease agreements totaling approximately $11.7 million to rent portions of our excess facilities over the next six years. We currently believe that we can fund these lease commitments in the future; however, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

Of the office space being leased in our Shelton, Connecticut location, as of December 31, 2011, approximately 111,993 square feet is considered excess, the majority of which we have taken restructuring charges for in prior years. Substantially all of this space is currently being sublet, but not for the full amount of our lease obligation. If we are unable to collect our sub-lease rents, our future cash outflows would be adversely affected.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our headquarters is located in a suburban office park in Shelton, Connecticut. We have additional sales offices and design centers located throughout the world. The following is a summary of our material offices and locations for which we have lease commitments:

Location	Business Use	Square Footage	Lease Expiration Dates
Shelton, Connecticut	Corporation Headquarters, Product Development, Operations, Sales, Marketing and Administration	12,122	Less than 1 Year
Herzeliya, Israel	Product Development, Sales & Service	9,688	Less than 1 Year
New Delhi, India	Product Development	16,804	January 2015
Fremont, California	Product Development, Sales, Marketing and Administration	11,222	January 31, 2014
Bangalore, India	Product Development	12,378	February 2014
Excess property:
Shelton, Connecticut	Subleased or Available for Lease	111,993*	November 2012 – April 2017

*	108,093 square feet of excess space is currently subject to subleases and 3,900 square feet is available for lease.

Internationally, we also lease space in Japan, China, Taiwan, France and South Korea for sales offices. Our current facilities are adequate for our needs.

Refer to Note 16 — Commitments and Contingencies of our Consolidated Financial Statements for additional disclosures regarding our commitments under lease obligations. Also, refer to Note 15 — Restructuring Charges of our Consolidated Financial Statements regarding our restructuring charges during fiscal years 2009 through 2011 as we have recorded charges for future rent payments relating to excess office space.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded under the symbol “TXCC” on The Nasdaq Capital Market. The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock. The closing prices indicated reflect the 1 for 8 reverse stock split that was effected on November 23, 2009.

	High	Low
Quarter to date
First Quarter (through March 6, 2012)	$3.56	$2.51
Year ended December 31, 2011
First Quarter	$4.61	$2.00
Second Quarter	$5.50	$3.05
Third Quarter	$3.10	$2.24
Fourth Quarter	$3.23	$2.11
Year ended December 31, 2010
First Quarter	$3.34	$1.52
Second Quarter	$2.95	$2.10
Third Quarter	$3.07	$2.09
Fourth Quarter	$2.73	$1.98

As of March 1, 2012, there were approximately 144 holders of record and approximately 16,180 beneficial shareholders of our common stock.

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

We also have securities authorized for issuance under equity compensation plans. The following table provides information as of December 31, 2011 with respect to shares of our common stock that may be issued under our existing equity compensation plans, including our 1995 Third Amended and Restated Stock Plan (the “1995 Plan”), 2000 Stock Option Plan (the “2000 Plan”), 2008 Equity Incentive Plan (the “2008 Plan”), and 2005 Employee Stock Purchase Plan (the “Purchase Plan”). No shares are available for future grants under the 1995 Plan or 2000 Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities reflected in Column (a))
	(a)		(b)	(c)
Equity Compensation Plans Approved by Stockholders(1)	3,163,601	(3)(4)	$4.33 (3)	890,550
Equity Compensation Plans Not Approved by Stockholders(2)	236,905		$10.83	—
Total	3,400,506		$4.79	890,550

(1)	Consists of the 1995 Plan, the 2008 Plan, and the Purchase Plan.
(2)	Consists of the 2000 Plan.

(3)	Excludes purchase rights accruing under the Purchase Plan which has a stockholder-approved reserve of 250,000 shares. Under the Purchase Plan, each eligible employee is able to purchase up to 2,000 shares of our common stock at semi-annual intervals each year at a purchase price per share equal to 85% of the lower of the fair market value of our common stock on the first or last trading day of a purchase period.
(4)	Includes restricted stock units of 1,629,952. These awards have no strike price and are issued from our 2008 Plan.

Equity Compensation Plans Not Approved by Stockholders

2000 Stock Option Plan.  The purpose of the 2000 Plan adopted by our Board of Directors on July 14, 2000 and amended on December 21, 2001, was to promote our long-term success, by providing financial incentives to employees and consultants of the Company who are in positions to make significant contributions toward such success, except that no member of our Board of Directors or officer of the Company appointed by the Board of Directors was eligible for grants of options under the 2000 Plan. The 2000 Plan was designed to attract individuals of outstanding ability to become or to continue as employees or consultants, to enable such individuals to acquire or increase their proprietary interest in the Company through the ownership of shares of our Common Stock, and to incentivize such individuals to render superior performance during their associations with us, by providing opportunities to participate in the ownership of our future growth through the granting of NQSOs. The 2000 Plan was administered by our Board of Directors or, at its option, a committee appointed by our Board of Directors. A total of 1,250,000 shares of common stock were reserved for issuance under the 2000 Plan. In April 2008, our Board of Directors determined that no further awards would be made under this plan and that all remaining 303,379 shares available for issuance under the 2000 Plan that were not subject to outstanding stock option awards would be eligible for issuance under the 2008 Equity Incentive Plan.

Issuer Purchases of Equity Securities

On February 13, 2008, we announced that our Board of Directors authorized a stock repurchase program under which we could repurchase up to $10 million of our outstanding common stock. The share repurchase program authorized the repurchase of shares through February 2010, from time to time, through transactions in the open market or in privately negotiated transactions.

During the years ended December 31, 2010 and 2011, we did not repurchase any shares.

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

	Years ended December 31,
	2011	2010	2009	2008	2007
	(Amounts presented in thousands, except per share amounts)
Selected Consolidated Statements of Operations Data:
Net revenues	$28,255	$49,822	$56,107	$41,934	$32,565
Gross profit	17,932	27,798	31,484	23,894	20,171
Operating loss	(22,136)	(3,439)	(9,720)	(19,774)	(18,800)
Net loss(1)	$(22,872)	$(4,609)	$(11,531)	$(17,046)	$(19,712)
Basic and diluted net loss per common share	$(0.82)	$(0.21)	$(0.58)	$(0.99)	$(1.19)
Shares used in calculation of basic and diluted net loss per common share	27,911	22,162	19,938	17,260	16,566

	December 31,
	2011	2010	2009	2008	2007
Selected Consolidated Balance Sheets Data:
Cash, cash equivalents, restricted cash and short-term investments	$7,554	$7,835	$5,075	$15,284	$34,098
Total current assets	17,793	20,386	23,224	35,179	45,527
Working capital	4,866	1,617	(2,706)	8,708	36,867
Total non-current assets	9,825	25,432	29,732	43,248	22,060
Total assets	27,618	45,818	52,956	78,427	67,587
Convertible Notes due within one year	—	3,758	5,004	—	—
Total current liabilities	12,927	18,769	25,930	26,471	8,660
5.45% Convertible Notes due 2010, long-term	—	—	—	10,013	25,013
5.45% Convertible Notes due 2011, long-term	—	—	3,758	—	—
Total non-current liabilities	2,485	10,317	14,351	29,677	45,259
Total stockholders’ equity	12,206	16,732	12,675	22,279	13,668

(1)	The reported net loss for 2011, 2010, 2009, 2008 and 2007 reflects stock-based compensation expenses of $2.5 million, $2.4 million, $1.3 million, $1.5 million and $2.0 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of operations.  This section provides an analysis of our results of operations for the years ended December 31, 2011, 2010 and 2009. In addition, a brief description is provided of transactions and events that impact the comparability of the results.

Liquidity and capital resources.  This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements. In this section, we also summarize related party transactions and recent accounting pronouncements not yet adopted by us.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. When used in this report, the words, “intend,” “anticipate,” “believe,” “estimate,” “plan,” “expect” and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of factors, including those set forth under “Item 1A. Risk Factors” and elsewhere in this report. You should read this discussion in conjunction with the consolidated financial statements and the notes thereto included in this report.

OVERVIEW

TranSwitch designs, develops and supplies innovative integrated circuit (IC) and intellectual property (IP) solutions that provide core functionality for voice, data and video communications equipment for network, enterprise and customer premises applications. We provide integrated multi-core network processor System-on-a-Chip (SoC) solutions and software solutions for Fixed, 3G and 4G Mobile, VoIP and Multimedia Infrastructures. For the customer-premises market, we offer a family of communications processors that provide best-in-class performance for a range of applications and also provide interoperable connectivity solutions that provide a bridge between HDMI and DisplayPort and enable the distribution and presentation of high-definition (HD) content for consumer electronic, and personal computer markets. Overall, we have over 100 active customers, including the leading global telecom equipment providers, semiconductor and consumer product companies.

TranSwitch Corporation is a Delaware corporation incorporated on April 26, 1988. Our principal executive offices are located at 3 Enterprise Drive, Shelton CT 06484, and our telephone number at that location is (203) 929-8810. Our Internet address is www.transwitch.com. Our common stock trades on the Nasdaq Capital Market under the symbol “TXCC.”

Our telecom products are sold to original equipment manufacturers (OEMs) for use in a variety of communications network equipment, including:

1.	Network Infrastructure Processing — Multi-media processing engines to address multiple carrier segments such as wireline and wireless gateways, session border controllers (SBC), media resource functions (MRF), multi-service access nodes (MSAN), passive optical network multi-dwelling units (PON MDUs) and translation gateways. Enterprise applications include VoIP private branch exchanges.
2.	Communication Network Premises Equipment — IP Multimedia Subsystem (IMS) and Voice over LTE (VoLTE) capable 4G/LTE fixed wireless gateways, Residential gateway routers, Small office — home office (SOHO) routers and secure VoIP private branch exchanges (PBXs).

Our interoperable connectivity solutions are sold to OEMs for use in consumer electronics and personal computers.

Our revenues were $28.3 million in 2011, $49.8 million in 2010 and $56.1 million in 2009. As a result of decreased revenues over the past couple of years, we have taken strict cost control measures including the implementation of restructuring plans during 2010 and 2011. Also, during 2011, we paid in full our 5.45% Convertible Notes due September 30, 2011 (“2011 Notes”) and as such there was no outstanding balance as of December 31, 2011 as compared to notes payable of $3.8 million as of December 31, 2010.

During the year ended December 31, 2011, we raised approximately $16.1 million in net proceeds from the sale of 6,210,000 shares of our common stock (see Note 14 of the Notes to the Consolidated Financial Statements).

We also entered into an Amended and Restated Business Financing Agreement (the “Amended Financing Agreement”) with Bridge Bank N.A. (“Bridge Bank”) on April 4, 2011 which amended and restated our existing credit facility. The Amended Financing Agreement provides us a credit facility of up to $5.0 million which bears interest at the higher of (i) the prime rate plus 2.0% or (ii) 5.25% percent, plus the payment of certain fees and expenses (the “Facility”). The Facility is secured by substantially all of our personal property, including our accounts receivable and intellectual property. Subject to the terms of the Amended Financing Agreement, availability under the Facility is based on a formula pursuant to which Bridge Bank would advance an amount equal to the lower of $5.0 million or 80% of our eligible accounts receivable, with account eligibility and advance rates determined by Bridge Bank in its sole discretion. The term of the Facility is two years and at the expiration of such term, all loan advances under the Facility will become immediately due and payable. At December 31, 2011, we had no outstanding borrowings under this facility.

On February 10, 2012, we entered into an At Market Issuance Sales Agreement with MLV & Co. LLC (“MLV”), pursuant to which we may issue and sell shares of our common stock, $0.001 par value per share, having an aggregate offering price of up to $10,000,000 from time to time through MLV (the “Offering”). Also on February 10, 2012, we filed a prospectus supplement with the Securities and Exchange Commission in connection with the Offering.

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

We consider the most critical accounting policies and uses of estimates in our consolidated financial statements to be those relating to:

(1)	recognizing net revenues, cost of revenues and gross profit;
(2)	estimating allowances for doubtful accounts;

(3)	estimating assumptions used in the calculation of stock-based compensation;
(4)	estimating values for intangibles and long-lived assets;
(5)	estimating values used for the goodwill impairment analysis;
(6)	estimating excess inventories;
(7)	estimating restructuring liabilities; and
(8)	estimating values of investments in non-publicly traded companies.

These accounting policies, the bases for these estimates and their potential impact to our consolidated financial statements, should any of these estimates change, are further described as follows:

Net Revenues, Cost of Revenues and Gross Profit.  Net revenues are primarily comprised of product shipments, principally to domestic and international telecommunications and data communications OEMs and to distributors. Net revenues from product sales to OEMs are recognized at the time of product shipment when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) title and risk of loss transfers to the customer; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. Revenues from our distributors can be recognized when: (1) the prices are fixed at the date of shipment from our facilities; (2) payment is not contractually or otherwise excused until the product is resold; (3) we do not have any obligations for future performance relating to the resale of the product; and (4) the amount of future returns, allowances, refunds and costs to be incurred can be reasonably estimated and are accrued at the time of shipment. Agreements with certain distributors provide price protection and return and allowance rights. Service revenues are recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) we have performed a service in accordance with our contractual obligations; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.

At the time of shipment, we record a reduction to revenue (with a related liability) to accrue for future price protection. This liability is established based on historical experience, contractually agreed-to provisions and future shipment forecasts. Such accruals have been insignificant for the last three years.

We also accrue, at the time of shipment, a reduction to revenue (with a related liability) and an inventory asset against product cost of revenues in order to establish a provision for the gross margin related to future returns under our distributor stock rotation program. Such accruals related to reductions of revenue were $0.4 million, $0.8 million and $0.6 million at December 31, 2011, 2010 and 2009, respectively. The accruals related to inventory assets are insignificant to our financial position and results of operations for all periods presented. Should our actual experience differ from our estimated liabilities, there could be adjustments (either favorable or unfavorable) to our net revenues, cost of revenues and gross profits.

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

Estimated Allowances for Doubtful Accounts.  We record allowances for doubtful accounts for estimated losses based upon specifically identified amounts that we believe to be uncollectible along with our assessment of the general financial condition of our customer base. If our actual collections experience changes, revisions to our allowances may be required. We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the creditworthiness of such a customer or other matters affecting the collectability of amounts due from such customers could have a material effect on our results of operations in the period in which such changes or events occur.

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

Intangibles and Long-Lived Assets (including Goodwill).  We review long-lived and intangible assets (including goodwill) for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When factors indicate that a long-lived asset should be evaluated for possible impairment, an estimate of the related asset’s undiscounted future cash flows over the remaining life of the asset is made to measure whether the carrying value is recoverable. Any impairment is measured based upon the excess of the carrying value of the asset over its estimated fair value which is generally based on an estimate of future discounted cash flows. A significant amount of management judgment is used in estimating future discounted cash flows. During the fourth quarter of 2011, impairment testing for certain purchased customer relationships and developed technology was performed by us and indicated that the undiscounted future cash flows of these intangible assets were less than its corresponding carrying amount. As a result of the analyses performed, we measured and recorded an impairment of these intangible assets of $5.4 million in 2011. The 2011 impaired purchased customer relationships and developed technology related to a business acquisition in 2008. We did not record any impairment changes on any other intangibles or long-lived assets in 2010.

Our impairment review of goodwill was performed using a fair-value method and discounted cash flow models with estimated cash flows based on internal forecasts which included terminal values based on current market valuation metrics. The fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating fair value, we used our common stock’s market price to determine fair value and other valuation metrics. In addition, we performed discounted cash flow analysis on the reporting units to determine fair value. During the fourth quarter of 2011, impairment testing performed by us indicated that the estimated fair value of the reporting unit tested was less than its corresponding carrying amount. As a result of the analyses performed, we recorded goodwill impairment charges of $8.9 million in 2011. The 2011 impaired goodwill related to a business acquisition in 2008. We did not record any goodwill impairment charges in 2010. During the fourth quarter of 2009, impairment testing we performed indicated that the estimated fair values of two reporting units tested were less than their corresponding carrying amounts. As a result of the analyses performed, we recorded a goodwill impairment charge of $10.1 million in 2009. The impaired goodwill related to business acquisitions in 2007 and 2006.

A considerable amount of management judgment and assumptions are required in performing impairment tests. While we believe that our judgments and assumptions were reasonable, different assumptions could change the estimated fair values and, therefore, additional impairment charges could be required.

Estimated Excess Inventories.  We periodically review our inventory levels to determine if inventory is stated at the lower of cost or net realizable value. The telecommunications and data communications industries have experienced a significant downturn during the past few years and, as a result, we have had to evaluate our inventory position based on known backlog of orders, projected sales and marketing forecasts, shipment activity and inventory held at our significant distributors. We recorded charges for excess and obsolete inventories totaling approximately $0.2 million in 2011, $0.8 million in 2010 and $0.7 million in 2009.

During 2011, 2010 and 2009, we recorded net product revenues of approximately $0.4 million, $1.2 million and $3.0 million, respectively, on shipments of excess and obsolete inventory that had previously been written down to their estimated net realizable value of zero. This resulted in almost 100% gross margin on these product revenues. Had these products been sold at our historical average cost basis, gross margin on these revenues would have been 51%, 58% and 51% in 2011, 2010 and 2009 respectively. We currently do not anticipate that a significant amount of the excess and obsolete inventories subject to the write-downs described above will be used in the future based upon our current demand forecast. Should our actual future demand exceed the estimates that we used in writing down our excess and obsolete inventories, we will recognize a favorable impact to cost of revenues and gross profits. Should demand fall below our current expectations, we may record additional inventory write-downs which will result in a negative impact to cost of revenues and gross profits.

Estimated Restructuring Liabilities.  During 2011, we recorded a net restructuring benefit of $5.6 million. On December 28, 2011, we entered into an amendment (the “Amendment”) to a sublease agreement (the “Sublease”) with an unaffiliated party to sublease 92,880 square feet of our office space in Shelton, Connecticut. As a result of the Sublease, we reversed approximately $7.0 million of previously accrued restructuring liabilities. This amendment extends the sublease through May 2017. This benefit was partially offset by approximately $1.4 million of charges for workforce reductions implemented during 2011. In the third quarter of 2011, we implemented a restructuring plan that included a workforce reduction of approximately 39 positions primarily in our Shelton, Connecticut, Fremont, California, New Delhi, India and Bangalore, India locations. We also implemented a restructuring plan in the first quarter of 2011 that included a workforce reduction of approximately 26 positions primarily in our Fremont, California, New Delhi, India and Bangalore, India locations. The restructuring charges are primarily for employee termination benefits. During 2010, we recorded a net restructuring charge of approximately $0.4 million. We implemented a restructuring plan in the first quarter of 2010 that included a workforce reduction of approximately 17 positions in our Shelton, Connecticut, Fremont, California, New Delhi, India and Bangalore, India locations. The restructuring charges were primarily for employee termination benefits. All of the related cash expenditures were paid during 2010. During 2009, we recorded a net restructuring benefit of $6.3 million related to new sublease agreements we entered into during 2009 for unused space in our Shelton, Connecticut location which were partially offset by charges related to workforce reductions and other restructuring adjustments. At December 31, 2011 and 2010, the restructuring liabilities were $4.5 million and $11.2 million, respectively, on our consolidated balance sheets. Restructuring liabilities at December 31, 2011 include approximately $3.7 million of liabilities for facility lease costs and approximately $0.8 million for employee termination benefits (Refer to Note 15 — Restructuring Charges of the Notes to Consolidated Financial Statements). These facility operating leases expire in 2017. The future cash outlays for all of our operating lease commitments are discussed in Note 16 of the Notes to Consolidated Financial Statements. Certain assumptions are used by us to derive this estimate, including future maintenance costs, price escalation and sublease income derived from these facilities. Should we negotiate additional sublease rental income agreements or reach a settlement with our lessors to be released from our existing obligations, we could realize a favorable benefit to our results of future operations. Should future lease, maintenance or other costs related to these facilities exceed our estimates, we could incur additional expenses in future periods.

Valuation of Investments in Non-Publicly Traded Companies.  We have been making strategic equity investments in non-publicly traded companies that develop technologies that are complementary to our product road map. Depending on our level of ownership and whether or not we have the ability to exercise significant influence, we account for these investments on either the cost or equity method, and review such investments periodically for impairment. The appropriate reductions in carrying values are recorded when, and if, necessary. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, we carefully consider the investee’s cash position, projected cash flows (both short and long-term), financing needs, most recent valuation data, the current investing environment, management/ownership changes, and competition. This evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure and audit requirements as the reports required of United States public companies, and as such, the reliability and accuracy of the data may vary. Based on our evaluations, we recorded impairment charges related to our investments in non-publicly traded companies of zero, zero, and less than $0.1 million during 2011, 2010 and 2009, respectively. Also, during the first quarter of 2010, we sold our investment in Opulan Technologies Corp. (“Opulan”) for $2.7 million. The carrying value of this investment in Opulan was also $2.7 million and accordingly no gain or loss was recorded on this transaction. The total investment in non-public companies was $0.3 million and $3.0 million as of December 31, 2011 and 2010, respectively. (For further discussion, please refer to Note 4 Investments in Non-Publicly Traded Companies and Venture Capital Funds in our Consolidated Financial Statements). We used the modified equity method of accounting to determine the impairment loss for certain investments, as it was determined that no better current evidence of the value of our cost method investments existed and we believe that this gives us the best basis for our estimate given the historic negative cash flows of these companies. The modified equity method of accounting results in recording an impairment loss on a cost method investment equal to the investor’s proportionate share of the investee’s losses as its contributed capital is consumed to fund operating losses of the investee from the inception of the investor’s investment.

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

	Years ended December 31,
	2011	2010	2009
Net revenues:
Product revenues	70%	84%	90%
Service revenues	30%	16%	10%
Total net revenues	100%	100%	100%
Cost of revenues:
Product cost of revenues	24%	36%	38%
Provision for excess and obsolete inventories	1%	2%	1%
Service cost of revenues	12%	6%	5%
Total cost of revenues	37%	44%	44%
Gross profit	63%	56%	56%
Operating expenses:
Research and development	67%	32%	34%
Marketing and sales	26%	16%	19%
General and administrative	26%	15%	14%
Restructuring (credits) charges, net	(20)%	1%	(11)%
Impairment of goodwill and other intangibles	50%	—	17%
Reversal of accrued royalties, net	(8)%	(1)%	—
Total operating expenses	(141)%	63%	73%
Operating loss	(78)%	(7)%	(17)%

Comparison of Fiscal Years 2011 and 2010

Net Revenues.  We have two product line categories: Network Infrastructure and Customer Premises Equipment (CPE). Our Network Infrastructure product lines include our Optical Transport, Carrier Ethernet and Media Gateway/VoIP and Broadband Access product lines. The Optical Transport products are incorporated into OEM systems that improve the efficiency of fiber optic networks for packetized data traffic, thereby increasing the overall network capacity. Our Media Gateway/VoIP products provide Voice-over-IP and other packet processing functionality in a variety of equipment types deployed in wireless and wire-line carrier networks as well as in enterprise networks. These equipment types include large capacity media gateways in the core of the network, small-medium capacity access gateways in the ‘last-mile’ section of the network and customer premise equipment for business and residential subscribers. The Broadband Access product line is incorporated into equipment that provides high speed connections to subscribers using fiber (FTTx) or DSL technology, enabling telecommunications service providers to support next generation voice, data and video services. The Carrier Ethernet product line facilitates the transition of existing networks-based legacy voice oriented technologies to Ethernet technology which is more suitable and efficient for supporting next generation converged video, data and voice services. Our CPE product line category includes our high-speed interface product line (HDMI, DisplayPort and Ethernet IP Cores) which has been incorporated into a number of consumer electronics and PC appliances and Multi-Service Communications Processors used in broadband modems or to be added as part of a small office, home office, or SOHO, network. Our Network Infrastructure and Multi-Service Communications Processor product lines continue to show a decline year over year, which may affect our impairment analysis of goodwill in the future.

The following table summarizes our net revenue mix by product line category:

	Year Ended December 31, 2011		Year Ended December 31, 2010		Percentage Increase (Decrease) in Revenues
(Tabular dollars in thousands)	Revenues	Percent of Total Revenues	Revenues	Percent of Total Revenues
Network Infrastructure	$19,368	69%	$32,095	64%	(40)%
Customer Premises Equipment	8,887	31%	17,727	36%	(50)%
Total	$28,255	100%	$49,822	100%	(43)%

Total net revenues in 2011 were $28.3 million as compared to $49.8 million in 2010, a decrease of $21.5 million or 43%. Our Network Infrastructure revenues decrease of approximately 40% was a result of lower sales of Optical Transport and VoIP products due to reduced telecom infrastructure capital expenditures and reduced sales of our ASIC products. Our CPE revenues decrease of approximately 50% was attributable to the ramping down of our Mustang (gigabit Ethernet passive optical) product line towards the end of 2010 and reduced sales of our Communications Processor products. This reduction was partially offset by increased service revenues which include IP licensing of our high speed interface technology.

For 2011 and 2010, international net revenues were approximately 77% and 75%, respectively, of net revenues.

As of December 31, 2011, our backlog was $4.3 million, as compared to $7.5 million as of December 31, 2010. Backlog represents firm orders anticipated to be shipped, and service revenue expected to be billed under existing contracts, during the next 12 months. Our business and, to a large extent, that of the entire communication semiconductor industry, is characterized by short-term order and shipment schedules. Since orders constituting our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty, backlog is not necessarily indicative of future revenues.

Gross Profit.  Gross profit was $17.9 million and $27.8 million for the years ended December 31, 2011 and 2010, respectively, a decrease of approximately $9.9 million for 2011 as compared to 2010. The decrease in gross profit was primarily the result of a decrease in net product revenues which was partially offset by higher gross margins on product revenues in 2011. The product gross profit was 65% as a percentage of product revenue in 2011 as compared to 55% in 2010. The total gross profit as a percentage of total revenue was 63% and 56% for 2011 and 2010, respectively. The changes in gross margin percentage are mostly attributable to changes in product mix, especially a larger portion of royalties and higher margin IP licensing revenues.

During the years ended December 31, 2011 and 2010, gross profit was affected favorably in the amount of $0.2 million and $0.5 million, respectively, from the sales of products that had previously been written down to a cost basis of zero. Also during the years ended December 31, 2011 and 2010, we recorded provisions for excess and obsolete inventories in the amount of $0.2 million and $0.8 million, respectively. These charges had a negative impact on our gross profit.

We anticipate that gross profit will continue to be impacted by fluctuations in the volume and mix of our product shipments as well as material costs, yield and the fixed cost absorption of our production operations.

Research and Development.  Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to electronic design automation tools, subcontracting and fabrication costs, depreciation and amortization and facilities expenses. Research and development expenses for 2011 were $18.9 million which increased $2.9 million, or 18% as compared to the prior year. This was a result of increased spending in labor, subcontracting and fabrication costs for our high-speed interface product line.

Marketing and Sales.  Marketing and sales expenses consist primarily of personnel-related expenses, trade shows, travel expenses and facilities expenses. Marketing and sales expenses for 2011 were $7.3 million which decreased $0.4 million, or 6% as compared to the prior year. This decrease was a result of lower salaries and employee related expenses due to cost cutting measures that were implemented in 2011. These decreases were partially offset by increased sales costs related to our high-speed interface product line

General and Administrative.  General and administrative (G&A) expenses consist primarily of personnel-related expenses, professional and legal fees, and facilities expenses. G&A expenses remained flat at $7.5 million in 2011 as compared to $7.5 million in 2010.

Restructuring (Credits) Charges, net.  During the years ended December 31, 2011 and 2010, we recorded net restructuring credits of $5.6 million and net restructuring charges of $0.4 million, respectively. Information on restructuring credits and charges for each of the last two years is located in Note 15 of the Notes to Consolidated Financial Statements.

Impairment of Goodwill and Other Intangibles.  For 2011 and 2010, we recorded goodwill and other intangible impairment charges of $14.3 million and zero, respectively. Information on the impairment of goodwill and other intangibles recorded during 2011 is located in Note 1 and Note 7 of the Notes to Consolidated Financial Statements.

Interest Expense net.  Interest expense, net was approximately $0.1 million in 2011, a decrease of $0.5 million as compared to 2010.

Interest expense decreased from $0.7 million in 2010 to $0.2 million in 2011 due to lower debt balances resulting from the principal payments made on our 2011 Notes. The interest payments on our debt balances were $0.1 million and $0.4 million for the years ended December 31, 2011 and 2010, respectively. Our 2011 Notes were paid in full as of September 30, 2011 and as such there will be no interest payments on this debt after that date.

Interest income was $0.1 million in both years ended December 31, 2011 and 2010. Interest income may fluctuate in the future as a result of changes in market yields due to interest rate fluctuations and changes in our cash and investment balances. At December 31, 2011 and 2010, the effective interest rates on our interest-bearing securities were approximately 2.54% and 1.36%, respectively.

Other Income (Expense).  For the years ended December 31, 2011 and 2010, we had other income of approximately $0.1 million and $0.4 million, respectively. The other income for 2010 was primarily due to both realized and unrealized exchange rate gains and losses which are recorded for the translation of our intercompany loan balances with our wholly owned subsidiaries. In 2011, we determined that our intercompany loan balances with our foreign subsidiaries are classified as long-term. As such, we recorded exchange gains and losses in the translation of these balances as other comprehensive income or loss for the year ended December 31, 2011.

Income Tax Expense.  Our income tax expense of $0.6 million in 2011 and $1.0 million in 2010 is applicable to the operating results of certain of our foreign subsidiaries, principally India. We have incurred significant taxable losses for United States federal and state purposes. We have not recognized any income tax benefits on those losses because their realization is uncertain.

Comparison of Fiscal Years 2010 and 2009

Net Revenues.  We have two product line categories: Network Infrastructure and Customer Premises Equipment (CPE). Our Network Infrastructure product lines include our Optical Transport, Carrier Ethernet and Media Gateway using VoIP Technology and Broadband Access product lines. The Optical Transport products are incorporated into OEM systems that improve the efficiency of fiber optic networks for packetized data traffic, thereby increasing the overall network capacity. Our Media Gateway/VoIP products provide Voice-over-IP and other packet processing functionality in a variety of equipment types deployed in wireless and wire-line carrier networks as well as in enterprise networks. These equipment types include large capacity media gateways in the core of the network, small-medium capacity access gateways in the ‘last-mile’ section of the network and customer premise equipment for business and residential subscribers. The Broadband Access product line is incorporated into equipment that provides high speed connections to subscribers using fiber (FTTx) or DSL technology, enabling telecommunications service providers to support next generation voice, data and video services. The Carrier Ethernet product line facilitates the transition of existing networks-based legacy voice oriented technologies to Ethernet technology which is more suitable and efficient for supporting next generation converged video, data and voice services. Our CPE product line category includes our high-speed interface product line (HDMI, DisplayPort and Ethernet IP Cores) which has been incorporated into a number of consumer electronics and PC appliances and Multi-Service Communications Processors used in broadband modems or to be added as part of a small office, home office, or SOHO, network. Our Network Infrastructure and Multi-Service communications Processor product lines continue to show a decline year over year.

The following table summarizes our net revenue mix by product line category:

	Year Ended December 31, 2010		Year Ended December 31, 2009		Percentage Increase (Decrease) in Revenues
(Tabular dollars in thousands)	Revenues	Percent of Total Revenues	Revenues	Percent of Total Revenues
Network Infrastructure	$32,095	64%	$34,988	62%	(8)%
Customer Premises Equipment	17,727	36%	21,119	38%	(16)%
Total	$49,822	100%	$56,107	100%	(11)%

Total net revenues in 2010 were $49.8 million as compared to $56.1 million in 2009, a decrease of $6.3 million or 11%. Our Network Infrastructure revenues decrease of approximately 8% was a result of lower sales of our L3M, CUBIT-3D, TEMx28, ASPEN Express and Entropia products due to reduced telecom infrastructure capital expenditures in the second half of 2010. This was partially offset by increased sales of our EtherMap (Carrier Ethernet products), ENVOY CE4 and our ASIC families of products. Our CPE revenues decrease of approximately 16% was attributable to decreased sales of our Atlanta products (VOIP communication processors) and the ramping down of our Mustang (gigabit Ethernet passive optical) product line. This reduction was partially offset by increased sales from our HDMI products along with increased service revenues which include IP licensing of our high speed interface technology.

For 2010 and 2009, international net revenues were approximately 75% and 70%, respectively, of net revenues.

As of December 31, 2010, our backlog was $7.5 million, as compared to $11.3 million as of December 31, 2009. Backlog represents firm orders anticipated to be shipped, and service revenue expected to be billed under existing contracts, during the next 12 months. Our business and, to a large extent, that of the entire communication semiconductor industry, is characterized by short-term order and shipment schedules. Since orders constituting our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty, backlog is not necessarily indicative of future revenues.

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

Marketing and Sales.  Marketing and sales expenses consist primarily of personnel-related expenses, trade shows, travel expenses and facilities expenses. Marketing and sales expenses for 2010 were $7.8 million which decreased $2.6 million, or 25% as compared to the prior year. This decrease was a result of lower salaries and employee related expenses associated with the cost cutting measures that were implemented in 2009 and the first quarter of 2010 and lower commissions due to a decrease in revenues.

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

Restructuring Charges (Credits), net.  During the years ended December 31, 2010 and 2009, we recorded net restructuring charges of approximately $0.4 million and net restructuring credits of $6.3 million, respectively. Information on restructuring charges and credits for 2010 and 2009 is located in Note 15 of the Notes to Consolidated Financial Statements.

Impairment of Goodwill.  For 2010 and 2009, we recorded goodwill impairment charges of zero and $10.1 million, respectively. Information on the impairment of goodwill recorded during 2009 is located in Note 1 and Note 7 of the Notes to Consolidated Financial Statements.

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

Income Tax Expense.  Our income tax expense of $1.0 million in 2010 and $0.4 million in 2009 is applicable to the operating results of certain of our foreign subsidiaries, principally India. We have incurred significant taxable losses for United States federal and state purposes. We have not recognized any income tax benefits on those losses because their realization is uncertain.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, we had cash, cash equivalents, restricted cash and short-term investments of approximately $7.6 million compared to $7.8 million as of December 31, 2010. Further, our working capital was $4.9 million as of December 31, 2011 compared to a negative $1.6 million as of December 31, 2010. Our primary source of liquidity is cash, cash equivalents, restricted cash, short term investments, a credit facility agreement and sales of our common stock. We have used cash in our operating activities in each of the last three years, including $11.6 million in 2011, $0.5 million in 2010 and $9.1 million in 2009. During 2011, we reduced our notes payable from $3.8 million as of December 31, 2010 to zero as of December 31, 2011. Our 2011 Notes were paid in full as of September 30, 2011.

During the year ended December 31, 2011, we completed an offering of shares of common stock that resulted in the sale of 6,210,000 shares, with net proceeds to us of approximately $16.1 million (see Note 14 of the Notes to the Consolidated Financial Statements).

We also entered into an Amended and Restated Business Financing Agreement (the “Amended Financing Agreement”) with Bridge Bank N.A. (“Bridge Bank”) on April 4, 2011 which amended and restated our existing credit facility. The Amended Financing Agreement provides us a credit facility of up to $5.0 million which bears interest at the higher of (i) the prime rate plus 2.0% or (ii) 5.25% percent, plus the payment of certain fees and expenses (the “Facility”). The Facility is secured by substantially all of our personal property, including our accounts receivable and intellectual property. Subject to the terms of the Amended Financing Agreement, availability under the Facility is based on a formula pursuant to which Bridge Bank would advance an amount equal to the lower of $5.0 million or 80% of our eligible accounts receivable, with account eligibility and advance rates determined by Bridge Bank in its sole discretion. The term of the Facility is two years and at the expiration of such term, all loan advances under the Facility will become immediately due and payable. At December 31, 2011, we had no outstanding borrowings under this facility.

On February 10, 2012, we entered into an At Market Issuance Sales Agreement with MLV & Co. LLC (“MLV”), pursuant to which we may issue and sell shares of our common stock, $0.001 par value per share, having an aggregate offering price of up to $10,000,000 from time to time through MLV (the “Offering”). Also on February 10, 2012, we filed a prospectus supplement with the Securities and Exchange Commission in connection with the Offering.

We have taken cost cutting measures through restructuring plans we implemented during 2010 and 2011. We currently believe that with our anticipated gross profit margins and operating expenses we can break-even on an operating income basis, excluding stock compensation costs and amortization of purchased intangibles, at the rate of sales of $10.0 million per quarter. Also, we intend to continue to assess our cost structure in relationship to our revenue levels and to make appropriate adjustments to expense levels as required. Nonetheless, we believe that our existing cash and cash equivalents, investments, Amended Financing Agreement and At Market Issuance Sales Agreement will be sufficient to fund operating activities and capital expenditures, and provide adequate working capital at least through the next twelve months.

If our existing resources, including our Amended Financing Agreement, and cash generated from operations are insufficient to satisfy liquidity requirements, we may seek to raise additional funds through public or private debt or equity financings. The sale of equity or debt securities could result in additional dilution to our stockholders, could require us to pledge our intellectual property or other assets to secure the financing, or could impose restrictive covenants on us. We cannot be certain that additional financing will be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could harm our business, financial condition and operating results, and/or cause us to sell assets or otherwise restructure our business to remain viable.

Commitments and Significant Contractual Obligations

We have outstanding operating lease commitments of $17.1 million, payable over the next six years. Some of these commitments are for space that is not being utilized and, for which we recorded restructuring charges in prior years for excess facilities. We currently have subleases for the majority of our excess space but our sublease income generated will not offset the entire future commitment. As of December 31, 2011, we have approximately $11.7 million in anticipated sub-lease income over the next six years relating to portions of our excess facilities. We currently believe that we can fund these lease commitments in the future. However, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

A summary of our significant future contractual obligations and their payments follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2012	2013	2014	2015	2016	Thereafter
Operating lease obligations	$17,122	$4,169	$3,336	$3,055	$2,729	$2,706	$1,127
Purchase obligations	4,398	3,764	634	—	—	—	—
	$21,520	$7,933	$3,970	$3,055	$2,729	$2,706	$1,127

We also have pledged approximately $0.1 million as collateral for stand-by letters of credit that guarantee certain long-term property lease obligations and to support customer credit requirements. This $0.1 million is in our bank accounts and is included in our restricted cash as of December 31, 2011.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no material off-balance sheet financing arrangements.

Recent Accounting Pronouncements

Newly issued accounting pronouncements that potentially impact our financial statements are disclosed in the Notes to Consolidated Financial Statements of this Form 10-K.

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

Foreign Currency Exchange Risk.  As substantially all of our net revenues are currently made or denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Although we recognize our revenues in U.S. dollars, we incur expenses in currencies other than U.S. dollars. In 2011, operating expenses incurred in foreign currencies, excluding impairment of goodwill and other intangibles, were approximately 62% of our total operating expenses. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in hedging. We do not enter into derivative financial instruments for trading or speculative purposes. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

Fair Market Value of Financial Instruments.  Our 2011 Notes were paid in full as of September 30, 2011 and as such we have no exposure relating to these notes as of December 31, 2011.

Item 8.	Financial Statements and Supplementary Data

TRANSWITCH CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF MARCUM LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of TranSwitch Corporation

We have audited the accompanying consolidated balance sheets of TranSwitch Corporation (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the two years in the period ended December 31, 2011. Our audits also included the financial statement schedule as of December 31, 2011 and 2010, and for each of the two years in the period ended December 31, 2011 listed in the index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TranSwitch Corporation, as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for 2011 and 2010, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated, March 12, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Marcum llp

Hartford, Connecticut
March 12, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the
Board of Directors and Shareholders
of TranSwitch Corporation

We have audited TranSwitch Corporation's (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting” under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

In our opinion, TranSwitch Corporation maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two-years in period ended December 31, 2011 and the related financial statement schedule as of December 31, 2011 and 2010 and for each of the two years in the period ended December 31, 2011 of the Company and our report dated March 12, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Marcum llp

Hartford, Connecticut
March 12, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
TranSwitch Corporation

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows of TranSwitch Corporation and subsidiaries (the “Company”) for the year ended December 31, 2009. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(1). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of the Company’s operations and their cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ UHY LLP

New Haven, Connecticut
March 16, 2010

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$5,453	$6,280
Restricted cash	98	582
Short-term Investments	2,003	973
Accounts receivable (net of allowance for doubtful accounts of $207 in 2011 and $336 in 2010)	6,375	7,907
Inventories	1,988	2,555
Prepaid expenses and other current assets	1,876	2,089
Total current assets	17,793	20,386
Property and equipment, net	1,355	1,239
Goodwill	5,271	14,144
Other intangible assets, net	1,461	8,254
Investments in non-publicly traded companies	306	267
Other assets	1,432	1,528
Total assets	$27,618	$45,818
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,272	$1,893
Accrued expenses and other current liabilities	10,655	13,118
Current portion of 5.45% Convertible Notes due 2011	—	3,758
Total current liabilities	12,927	18,769
Restructuring liabilities	2,485	10,317
Total liabilities	15,412	29,086
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value: 37,500,000 shares authorized; 30,633,302 and 23,527,814 shares issued at December 31, 2011 and 2010, respectively; 30,612,508 and 23,507,020 shares outstanding at December 31, 2011 and 2010, respectively	31	24
Additional paid-in capital	410,551	391,689
Accumulated other comprehensive (loss) income – currency translation	(64)	459
Common stock held in treasury (20,794 shares), at cost	(118)	(118)
Accumulated deficit	(398,194)	(375,322)
Total stockholders’ equity	12,206	16,732
Total liabilities and stockholders’ equity	$27,618	$45,818

See accompanying notes to consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Years ended December 31,
	2011	2010	2009
Net revenues:
Product revenues	$19,700	$41,703	$50,709
Service revenues	8,555	8,119	5,398
Total net revenues	28,255	49,822	56,107
Cost of revenues:
Cost of product revenues	6,641	17,992	21,393
Provision for excess and obsolete inventories	228	773	678
Cost of service revenues	3,454	3,259	2,552
Total cost of revenues	10,323	22,024	24,623
Gross profit	17,932	27,798	31,484
Operating expenses:
Research and development	18,885	15,994	19,132
Marketing and sales	7,335	7,784	10,413
General and administrative	7,457	7,479	8,038
Restructuring (credits) charges, net	(5,558)	398	(6,257)
Impairment of goodwill and other intangibles	14,312	—	10,075
Reversal of accrued royalties, net	(2,363)	(418)	(197)
Total operating expenses	40,068	31,237	41,204
Operating loss	(22,136)	(3,439)	(9,720)
Other (expense) income:
Other income (expense)	18	426	(750)
Impairment of investments in non-publicly traded companies	—	—	(31)
Interest:
Interest income	125	84	122
Interest expense	(243)	(704)	(787)
Interest expense, net	(118)	(620)	(665)
Total other expense, net	(100)	(194)	(1,446)
Loss before income taxes	(22,236)	(3,633)	(11,166)
Income taxes	636	976	365
Net loss	$(22,872)	$(4,609)	$(11,531)
Basic and diluted loss per common share:
Net loss	$(0.82)	$(0.21)	$(0.58)
Average common shares outstanding	27,911	22,162	19,938

See accompanying notes to consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In Thousands, Except Share Data)

	Common stock		Common stock held in treasury	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total
	Shares	Amount
Balance at December 31, 2008	19,834,292	$20	$(118)	$381,523	$36	$(359,182)	$22,279
Comprehensive loss:
Net loss						(11,531)	(11,531)
Currency translation adjustment					515	—	515
Total comprehensive loss							(11,016)
Stock compensation	97,895	—	—	1,305	—	—	1,305
Shares of common stock issued under stock benefit plans	80,586	—	—	108	—	—	108
Payout of fractional shares as a result of reverse stock split	(252)	—	—	(1)	—	—	(1)
Balance at December 31, 2009	20,012,521	20	(118)	382,935	551	(370,713)	12,675
Comprehensive loss:
Net loss						(4,609)	(4,609)
Currency translation adjustment					(92)	—	(92)
Total comprehensive loss							(4,701)
Stock compensation	48,800	—	—	2,358	—	—	2,358
Shares of common stock issued under stock benefit plans	449,257	1	—	82	—	—	83
Sales of stock, net of issuance cost	3,017,236	3	—	6,314	—	—	6,317
Balance at December 31, 2010	23,527,814	24	(118)	391,689	459	(375,322)	16,732
Comprehensive loss:
Net loss						(22,872)	(22,872)
Currency translation adjustment					(523)	—	(523)
Total comprehensive loss							(23,395)
Stock compensation	—	—	—	2,474	—	—	2,474
Shares of common stock issued under stock benefit plans	895,488	1	—	321	—	—	322
Sales of stock, net of issuance costs	6,210,000	6	—	16,067	—	—	16,073
Balance at December 31, 2011	30,633,302	$31	$(118)	$410,551	$(64)	$(398,194)	$12,206

See accompanying notes to consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Except Share Data)

	Years ended December 31,
	2011	2010	2009
Operating activities:
Net loss	$(22,872)	$(4,609)	$(11,531)
Adjustments required to reconcile net loss to net cash flows used by operating activities:
Depreciation and amortization	1,918	2,220	2,669
Amortization of deferred financing fees	77	245	210
Benefit for doubtful accounts	(129)	(180)	(20)
Provision for excess and obsolete inventories	228	773	678
Non-cash restructuring (credits) charges, net	(5,558)	409	(6,257)
Stock-based compensation expense	2,474	2,358	1,305
Impairment of investments in non-publicly traded companies	—	—	31
Impairment of goodwill and other intangibles	14,312	—	10,075
Loss on retirement of property and equipment	35	—	—
Accrued royalty reversals, net	(2,363)	(418)	(197)
Other non-cash items	—	—	26
Changes in operating assets and liabilities:
Accounts receivable	1,661	3,940	1,218
Inventories	339	855	(357)
Prepaid expenses and other assets	232	95	248
Accounts payable	379	(3,056)	709
Accrued expenses and other current liabilities	(1,204)	(1,557)	(1,247)
Restructuring liabilities	(1,170)	(1,569)	(6,682)
Net cash used by operating activities	(11,641)	(494)	(9,122)
Investing activities:
Capital expenditures	(670)	(587)	(348)
Investments in non-publicly traded companies	(39)	(24)	(57)
Proceeds from the sale of investments in non-publicly traded companies	—	2,746	—
Change in restricted cash	484	2,150	2,120
Purchases of short and long-term investments	(6,516)	(1,582)	—
Proceeds from sales and maturities of short and long-term investments	5,486	609	2,970
Net cash (used) provided by investing activities	(1,255)	3,312	4,685
Financing activities:
Issuance of common stock under employee stock plans	322	83	108
Payments for deferred financing costs	—	(167)	—
Principal payments on 5.45% Convertible Notes due 2011	(3,758)	(5,004)	(1,251)
Proceeds from issuance of common stock, net of fees	16,073	6,317	—
Net cash provided (used) by financing activities	12,637	1,229	(1,143)
Effect of exchange rate changes on cash and cash equivalents	(568)	(110)	461
Change in cash and cash equivalents	(827)	3,937	(5,119)
Cash and cash equivalents at beginning of year	6,280	2,343	7,462
Cash and cash equivalents at end of year	$5,453	$6,280	$2,343

See accompanying notes to consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Summary of Significant Accounting Policies

Description of Business

TranSwitch Corporation was incorporated in Delaware on April 26, 1988 and is headquartered in Shelton, Connecticut. TranSwitch Corporation and its subsidiaries (collectively, “TranSwitch” or the “Company”) designs, develops and supplies innovative semiconductor and intellectual property (IP) solutions that provide core functionality for voice, data and video communications equipment for network, enterprise and customer premises applications. The Company provides integrated multi-core network processor System-on-a-Chip (SoC) solutions and software solutions for Fixed, 3G and 4G Mobile, VoIP and Multimedia Infrastructures. For the customer premises market, the Company offers interoperable connectivity solutions that enable the reliable distribution and presentation of high-definition (HD) content for consumer electronics, and personal computer markets and also provides a family of communications processors that provide best-in-class performance for a range of applications. The Company’s intellectual property (IP) products are compliant with global industry standards such as HDMI and DisplayPort and also feature our proprietary HDPTM and AnyCableTM technologies. Overall, the Company has over 100 active customers, including the leading global telecom equipment providers, semiconductor and consumer product companies.

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

Liquidity

The Company has incurred significant operating losses and used cash in its operating activities for the past several years. Operating losses have resulted from inadequate sales levels for the cost structure. The Company’s total revenue has decreased 49.6% from $56.1 million in 2009 to $28.2 million in 2011. Product revenue has decreased 61.1% from $50.7 million in 2009 to $19.7 million in 2011. The Company believes that with the current anticipated gross profit margins and operating expenses, the Company can break-even on an operating income basis, excluding stock compensation costs and amortization of purchased intangibles, at the rate of sales of $10.0 million per quarter. Also, the Company intends to continue to assess its cost structure in relationship to its revenue levels and to make appropriate adjustments to expense levels as required. Nonetheless, the Company believes that its existing cash and cash equivalents, investments, Amended Financing Agreement and At Market Issuance Sales Agreement will be sufficient to fund operating activities and capital expenditures, and provide adequate working capital through at least the next twelve months. There can be no assurance that the anticipated sales level will be achieved.

Cash, Cash Equivalents and Investments

All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents. Cash equivalents consist of money market funds as of December 31, 2011 and 2010. The majority of the Company’s cash and cash equivalents balances are maintained with a limited number of major financial institutions. Cash and cash equivalents balances at institutions may, at times, be above the Federal Deposit Insurance Corporation insured limit of $0.25 million per account.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Summary of Significant Accounting Policies  – (continued)

Short-term investments as of December 31, 2011 and 2010 consist of government bonds and corporate debt securities which are all due within one year. Such investments are classified as held-to-maturity. Held-to-maturity securities are those securities which the Company has both the ability and intent to hold to maturity. Held-to-maturity securities are stated at amortized cost. Amortized cost and accrued interest as of December 31, 2011 and 2010, approximate market value.

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value. On September 30, 2011, the Company paid in full its 5.45% Convertible Notes due September 30, 2011 (“2011 Notes”) and as such there was no outstanding balance as of December 31, 2011. Based on market conditions, the fair value of the outstanding 2011 Notes was estimated at approximately $3.8 million as of December 31, 2010. The fair value of investments in non-publicly traded companies is not readily determinable.

Accounts Receivables and Allowance for Doubtful Accounts

The Company records allowances for doubtful accounts for estimated losses based upon specifically identified amounts that it believes to be uncollectible along with the Company’s assessment of the general financial condition of its customer base. If the Company’s actual collections experience changes, revisions to its allowances may be required. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the creditworthiness of such customers or other matters affecting the collectability of amounts due from such customers could have a material effect on the Company’s results of operations in the period in which such changes or events occur.

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

Deferred Financing Costs

Deferred financing costs are being amortized using the interest method over the term of the related debt. Unamortized deferred financing fees were less than $0.1 million and $0.1 million as of December 31, 2011 and 2010, respectively. Amortization, included in the consolidated statement of operations as a component of interest expense, was $0.1 million, $0.2 million, and $0.2 million for 2011, 2010 and 2009, respectively.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Summary of Significant Accounting Policies  – (continued)

Impairment of Intangibles and Long-Lived Assets

The Company reviews long-lived and intangible assets (including goodwill) for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When factors indicate that a long-lived asset should be evaluated for possible impairment, an estimate of the related asset’s undiscounted future cash flows over the remaining life of the asset is made to measure whether the carrying value is recoverable. Any impairment is measured based upon the excess of the carrying value of the asset over its estimated fair value which is generally based on an estimate of future discounted cash flows. A significant amount of management judgment is used in estimating future discounted cash flows. During the fourth quarter of 2011, impairment testing for certain purchased customer relationships and developed technology was performed by the Company and indicated that the undiscounted future cash flows of the mentioned intangible assets were less than its corresponding carrying amount. As a result of the analyses performed, the Company measured and recorded an impairment of these intangible assets of $5.4 million in 2011. The 2011 impaired purchased customer relationships and developed technology related to a business acquisition in 2008.

The Company’s impairment review of goodwill was performed using a fair-value method and discounted cash flow models with estimated cash flows based on internal forecasts which included terminal values based on current market valuation metrics. The fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating fair value, the Company used its common stock’s market price to determine fair value and other valuation metrics. In addition, the Company performed discounted cash flow analysis on the reporting units to determine fair value. During the fourth quarter of 2011, impairment testing performed by the Company indicated that the estimated fair value of the reporting unit tested was less than its corresponding carrying amount. As a result of the analyses performed, the Company recorded goodwill impairment charges of $8.9 million in 2011. The 2011 impaired goodwill related to a business acquisition in 2008. There were no impairment charges in 2010. During the fourth quarter of 2009, impairment testing performed by the Company indicated that the estimated fair values of two reporting units tested were less than their corresponding carrying amounts. As a result of the analyses performed, the Company recorded a goodwill impairment charge of $10.1 million in 2009. The impaired goodwill related to business acquisitions in 2007 and 2006.

Investments in Non-Publicly Traded Companies

The Company has minority investments in certain non-publicly traded companies. Depending on the Company’s level of ownership and whether or not the Company has the ability to exercise significant influence, these investments are accounted for by either the cost or equity method. All such investments as of December 31, 2011 and 2010 are accounted for by the cost method. These investments are reviewed periodically for impairment.

Revenue Recognition

Net revenues from product sales are recognized at the time of product shipment when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) ownership and risk of loss transfers to the customer; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured.

Revenues from distributors can be recognized when: (1) the prices are fixed at the date of shipment from the Company’s facilities; (2) payment is not contractually or otherwise excused until the product is resold; (3) the Company does not have any obligations for future performance relating to the resale of the product; and (4) the amount of future returns, allowances, refunds and costs to be incurred can be reasonably estimated and are accrued at the time of shipment. Agreements with certain distributors provide price protection and return and allowance rights.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Summary of Significant Accounting Policies  – (continued)

At the time of shipment, the Company records a reduction to revenue (with a related liability) to accrue for future price protection. This liability is established based on historical experience, contractually agreed-to provisions and future shipment forecasts. Such accruals have been insignificant for the last three years.

The Company also accrues, at the time of shipment, a reduction to revenue (with a related liability) and an inventory asset against product cost of revenues in order to establish a provision for the gross margin related to future returns under the Company’s distributor stock rotation program. Such accruals related to reductions of revenue were $0.4 million, $0.8 million and $0.6 million at December 31, 2011, 2010 and 2009, respectively. The accruals related to inventory assets are insignificant to the Company’s financial position and results of operations for all periods presented. Should actual experience differ from estimated liabilities, there could be adjustments (either favorable or unfavorable) to the Company’s net revenues, cost of revenues and gross profits.

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

At December 31, 2011 and 2010, approximately 59% and 53% of accounts receivable were due from five customers. The majority of the Company’s sales are to customers in the telecommunications and data communications industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Summary of Significant Accounting Policies  – (continued)

Customers that accounted for more than 10% of total accounts receivable at each period end are as follows:

	December 31, 2011	December 31, 2010
Customer A	17%	16%
Customer B	15%	*
Customer C	10%	*
Customer D	*	15%

*	Accounts receivable due were less than 10% of the Company’s total accounts receivable.

Supplier Concentrations

The Company relies on a limited number of suppliers for wafer fabrication capacity. In 2011, one outside wafer foundry supplied a substantial amount of our total semiconductor wafer requirements. Although the Company would likely be able to find alternative manufacturing sources, the Company would experience substantial delays or interruptions in the shipment of products if this supplier were to cease operations.

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

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Summary of Significant Accounting Policies  – (continued)

Stock-Based Compensation

The Company recognizes share-based compensation expense for the fair value of the awards on the date granted on a straight-line basis over their vesting term.

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on the Company’s historical experience and future expectations.

As of December 31, 2011, the unrecognized stock-based compensation cost related to non-vested option awards was $0.08 million and such amount will be recognized in operations over a weighted average period of 1.81 years. As of December 31, 2011, the unrecognized stock-based compensation cost related to non-vested stock awards was $2.7 million and such amount will be recognized in operations over a weighted average period of 2.58 years.

Stock compensation charged to operations was 2.5 million in 2011, $2.4 million in 2010, and $1.3 million in 2009.

Loss Per Common Share

The basic and diluted loss per common share amount is based upon the weighted average common shares outstanding during the periods presented. All “in-the-money” stock options and shares issuable upon the conversion of the 5.45% Convertible Notes due 2010 and the 5.45% Convertible Notes due 2011 were anti-dilutive.

Foreign Currency Translation

Substantially all foreign subsidiaries use their local currency as their functional currency. Therefore, assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average exchange rates during the year. The resulting translation adjustments are recorded in accumulated other comprehensive (loss) income. Translation gains and losses related to monetary assets and liabilities denominated in a currency different from a subsidiary’s functional currency are included in the consolidated statements of operations.

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

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Summary of Significant Accounting Policies  – (continued)

Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. In the case where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial reporting, and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. New pronouncements assessed by the Company are discussed below:

In September 2011, FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which amends the guidance in ASC 350 and allows entities to use a qualitative approach to test goodwill for impairment to determine whether a quantitative assessment is necessary. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In June 2011, FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) which provides guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will require the Company to change the presentation of comprehensive income to an acceptable method described in this standard. The Company will no longer be allowed to present comprehensive income within the statement of stockholders’ equity. Since this ASU will only change the format of financial statements, it is expected that the adoption of this ASU will not have a material effect on the Company’s consolidated financial position and results of operations.

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

Level 1 — Quoted prices in active markets are available for identical assets and liabilities.

Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

As of December 31, 2011, the Company’s financial assets included short term investments and investments in non-publicly traded companies. The Company considers net realizable value for its investments in non-publicly traded companies for purposes of determining asset impairment losses. For the year ended December 31, 2011, the Company had no impairment losses on investments in non-publicly traded companies.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Fair Value Measurements  – (continued)

The carrying amounts for cash equivalents, accounts receivable and accounts payable approximate fair value due to their immediate or short-term nature of the maturity. There was no outstanding balance of the 2011 Notes as of December 31, 2011. The fair value of the outstanding 2011 Notes was approximately $3.8 million as of December 31, 2010. The 2011 Notes approximate fair value based on market rates available to the Company for financing with similar terms. The carrying value of such notes was approximately $3.8 million as of December 31, 2010. The fair value of short term investments was $2.0 million and $1.0 million as of December 31, 2011 and 2010, respectively. The short-term investment values are based on a Level 2 valuation technique.

Note 3. Restricted Cash

At December 31, 2011 and 2010, the Company’s liquidity was affected by restricted cash balances of approximately $0.1 million and $0.6 million, respectively, which are included in current assets and are not available for general corporate use. The Company has pledged these amounts as collateral for stand-by letters of credit that guarantee certain long-term property lease obligations and to support customer credit requirements.

Note 4. Investments in Non-Publicly Traded Companies and Venture Capital Funds

During the first quarter of 2010, the Company sold its investment in Opulan Technologies Corp. (“Opulan”) for $2.7 million. The carrying value of this investment in Opulan was also $2.7 million and accordingly no gain or loss was recorded on this transaction.

The Company owns a 3% limited partnership interest in Neurone II, a venture capital fund organized as a limited partnership and a 0.42% limited partnership interest in Munich Venture Partners Fund (“MVP”). The Company accounts for these investments at cost. The financial condition of these companies is subject to significant changes resulting from their operating performance and their ability to obtain financing. The Company continually evaluates its investments in these companies for impairment. In making this judgment, the Company considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, most recent valuation data, the current investing environment, management/ownership changes, and competition. This evaluation process is based on information that the Company requests from these privately held companies. This information is not subject to the same disclosure and audit requirements as the reports required of United States public companies, and as such, the reliability and accuracy of the data may vary.

During 2009, the Company made additional investments of less than $0.1 million and recognized an impairment of less than $0.1 million on its investment in Neurone II.

During 2010, the Company had sales of investments of $2.7 million in Opulan and less than $0.1 million in Neurone II. Also during 2010, the Company made additional investments of less than $0.1 million in both Neurone II and MVP.

During 2011, the Company made additional investments of less than $0.1 million in MVP.

The Company’s cost method investments were approximately $0.3 million and $0.3 million as of December 31, 2011 and 2010, respectively.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Inventories

The components of inventories follow:

	December 31,
	2011	2010
Raw material	$60	$290
Work-in-process	428	840
Finished goods	1,500	1,425
Total inventories	$1,988	$2,555

Note 6. Property and Equipment, Net

The components of property and equipment follow:

	Estimated Useful Lives	December 31,
		2011	2010
Purchased computer software	1 – 3 years	$8,107	$14,749
Computers and equipment	3 – 7 years	7,808	12,032
Furniture	3 – 7 years	696	2,159
Leasehold improvements	Lease term*	679	1,691
Construction-in-progress (software and equipment)		—	37
Gross property and equipment		17,290	30,668
Accumulated depreciation and amortization		(15,935)	(29,429)
Property and equipment, net		$1,355	$1,239

*	Estimated useful life of improvement if shorter.

Depreciation expense was $0.6 million in 2011, $0.6 million in 2010 and $1.1 million in 2009.

Note 7. Goodwill and Other Intangible Assets

Changes in the carrying amounts of goodwill and information about intangible assets follow:

Goodwill
Balance at December 31, 2009	$14,144
No changes during 2010	—
Balance at December 31, 2010	14,144
Impairment of goodwill(1)	(8,873)
Balance at December 31, 2011	$5,271

(1)	During the fourth quarter of 2011, impairment testing performed by the Company indicated that the estimated fair value of the reporting unit tested was less than its corresponding carrying amount. As a result, the Company recorded a goodwill impairment charge of $8.9 million.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Goodwill and Other Intangible Assets  – (continued)

	Other Intangible Assets
	Developed Technology	Customer Relationships	Total
Balances at December 31, 2011
Cost(1)	$1,974	$5,158	$7,132
Accumulated amortization	(1,585)	(4,086)	(5,671)
	$389	$1,072	$1,461
Balances at December 31, 2010
Cost	$3,014	$9,557	$12,571
Accumulated amortization	(1,206)	(3,111)	(4,317)
	$1,808	$6,446	$8,254

(1)	During the fourth quarter of 2011, impairment testing for certain purchased customer relationships and developed technology was performed by the Company and indicated that the undiscounted future cash flows of the mentioned intangible assets were less than their corresponding carrying amounts. As a result, the Company recorded an impairment charge of $5.4 million.

Amortization expense related to “Other intangible assets” was $1.4 million in 2011, $1.6 million in 2010 and $1.6 million in 2009. Future estimated aggregate amortization expense for such assets for each of the five years succeeding December 31, 2011 are as follows: 2012 — $0.3 million; 2013 — $0.3 million; 2014 — $0.2 million; 2015 — $0.2 million and 2016 — $0.2 million.

Note 8. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities follow:

	December 31,
	2011	2010
Accrued and other current liabilities	$3,162	$3,903
Accrued royalties	2,536	5,188
Accrued compensation and benefits	2,813	2,923
Restructuring liabilities	1,995	891
Deferred revenue	149	213
Total accrued expenses and other current liabilities	$10,655	$13,118

The Company periodically evaluates any contingent liabilities in connection with any payments to be made for any potential intellectual property infringements, asserted or unasserted. The Company’s accrued royalties as of December 31, 2011 and 2010, represent the contingent payments for asserted or unasserted claims that are probable as of the respective balance sheet dates based on the applicable patent law.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Segment and Major Customer Information

The Company has one business segment: communication solutions. Its semiconductor and IP solutions provide core functionality for the transmission of voice, video and data. The integration of various technologies and standards in these devices result in a homogeneous product line for management and measurement purposes.

Enterprise-wide Information

Enterprise-wide information provided on geographic net revenues is based on billing locations. Long-lived asset information is based on the physical location of the assets. The following tables present net revenues and long-lived assets information for geographic areas:

	Years Ended December 31,
	2011	2010	2009
Net revenues:
United States	$6,439	$12,258	$16,631
Israel	4,732	8,220	5,344
Italy	3,836	3,832	2,098
Hong Kong	3,190	6,550	3,654
Korea	2,915	3,753	7,299
United Kingdom	1,904	168	465
Taiwan	1,637	1,541	650
Singapore	757	668	476
China	724	1,907	5,112
Japan	659	9,465	11,228
Other countries	1,462	1,460	3,150
Total	$28,255	$49,822	$56,107

	As of December 31,
	2011	2010
Long-lived tangible assets:
United States	$502	$340
Other countries	2,246	2,312
Total	$2,748	$2,652

Information about Major Customers

The Company ships its products to distributors and directly to end customers. The following table sets forth the percentage of net revenues attributable to the Company’s significant end customers:

	Years ended December 31,
	2011	2010	2009
Significant Customers:
Alcatel-Lucent	13%	20%	22%
OKI Electric Industry	*	18%	18%
PMC Sierra Israel	*	13%	*
Inbrics	*	*	11%

*	Revenues were less than 10% of the Company’s net revenues in these years.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Income Taxes

Changes in unrecognized income tax benefits follow:

Balance at January 1, 2010	$5,889
Increases related to prior year tax positions	523
Decreases related to prior year tax positions	(109)
Balance at December 31, 2010	6,303
Increases related to prior year tax positions	42
Decreases related to prior year tax positions	(48)
Increases related to current year tax positions	125
Settlements	(139)
Balance at December 31, 2011	$6,283

Included in the balance of unrecognized tax benefits at December 31, 2011 are potential benefits of $0.4 million that, if recognized, would impact the Company’s effective tax rate. The Company does not reasonably expect any significant changes in the amount of unrecognized tax benefits to occur within the next twelve months.

Historically, the Company has not accrued or paid significant interest and penalties for underpayments of income taxes due to its net operating loss position. Interest and penalties related to underpayment of income taxes is classified as a component of income tax expense in the consolidated statement of operations. For the year ended December 31, 2011, less than $0.1 million of interest and penalties were recognized in the consolidated statement of operations compared with $0.1 million for the year ended December 31, 2010.

The Company files income tax returns in the United States and several foreign countries and has not extended the statute of limitations to assess additional taxes for any of these jurisdictions. The Company has effectively settled United States Federal tax positions taken through 2002. However, the Company is subject to adjustment in each of these periods, to the extent of its net operating loss carry forwards. The open tax years for foreign jurisdictions are 2003 through 2011 and for United States state and local jurisdictions are 1997 through 2011.

The components of the loss before income taxes follow:

	Years Ended December 31,
	2011	2010	2009
U.S. loss	$(23,082)	$(3,700)	$(11,996)
Foreign income	846	67	830
Loss before income taxes	$(22,236)	$(3,663)	$(11,166)

The provision for income taxes consists exclusively of current foreign income taxes.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Income Taxes  – (continued)

A reconciliation of the United States federal statutory rate to the effective income tax rate follows:

	Years Ended December 31,
	2011	2010	2009
U.S. federal statutory tax rate	(35.0)%	(35.0)%	(35.0)%
State taxes	(1.2)	(33.2)	—
Deemed repatriation of foreign income	10.1	6.7	—
Excess foreign tax expense	0.5	18.1	—
Goodwill write down	14.0	—	15.3
Tax attributes	20.1	(116.3)	—
Uncertain tax positions	0.8	9.4	—
Change in valuation allowance	(5.6)	171.9	17.1
Permanent differences, tax credits and other adjustments	(0.8)	5.3	5.7
Effective income tax rate	2.9%	26.9%	3.1%

The tax effects of temporary differences that give rise to deferred income taxes follow:

	2011	2010
Deferred income tax assets:
Property and equipment	$290	$298
Other nondeductible accruals	1,194	1,051
Restructuring accrual	1,706	4,305
Capitalized research and development for tax purposes	8,368	9,286
Net operating loss carry-forwards	188,147	172,189
Research and development and other credits	20,962	21,073
Inventories	749	14,836
Stock compensation	3,502	3,199
Other	2,452	2,387
Total gross deferred income tax assets	227,370	228,624
Valuation allowance	(226,254)	(227,498)
Net deferred income tax assets	1,116	1,126
Deferred income tax liabilities:
Other	(1,116)	(1,126)
Net deferred income tax liabilities	(1,116)	(1,126)
Net deferred income taxes	$—	$—

The Company continually evaluates its deferred income tax assets to determine whether it is more likely than not that such assets will be realized. In assessing the realizability, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Based on this assessment, management believes that significant uncertainty exists concerning the recoverability of the deferred income tax assets. As such, a valuation allowance has been provided for deferred income tax assets as of December 31, 2011 and 2010. Of the $226.3 million valuation allowance at December 31, 2011, subsequently recognized income tax benefits, if any, in the amount of $4.7 million will be applied directly to additional paid-in capital.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Income Taxes  – (continued)

At December 31, 2011, the Company had available, for federal income tax purposes, net operating loss (“NOL”) carry-forwards of approximately $502.6 million and research and development tax credit carry-forwards of approximately $21.0 million expiring in varying amounts from 2011 through 2031. For state income tax purposes, the Company had available NOL carry-forwards of approximately $192.9 million and state tax credit carry-forwards of $7.8 million expiring in varying amounts from 2011 to 2031. Additionally, the Company has generated $27.5 million of NOL’s in foreign jurisdictions which can be carried forward indefinitely.

Certain transactions involving the Company’s beneficial ownership have occurred in prior years, which resulted in a stock ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, approximately $192.3 million of the NOL carry-forwards and $11.2 million of research and development tax credit carry-forwards are subject to these limitations. The Company has not yet determined if any of the NOL and credits generated through 2011 will be subject to limitation under Section 382.

Note 11. Stockholder Rights Plan

On September 30, 2011, the Board of Directors enacted a stockholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of the Company’s common stock outstanding at the close of business on October 3, 2011 to the stockholders of record on that date. Each preferred share purchase right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock, par value $0.001 per share, of the Company (the “Preferred Shares”), at a price of $20.00 per one one-thousandth of a Preferred Share, subject to adjustment, upon the occurrence of certain triggering events, including, without limitation, the acquisition of 15% or more of the Company’s outstanding common stock by a third party. Until a triggering event occurs, the common stockholders have no right to purchase shares under the stockholder rights plan. If the right to purchase the preferred stock is triggered, the common stockholders will have the ability to purchase sufficient stock to significantly dilute the 15% or greater holder. The Rights will expire on the earlier of (i) May 15, 2015 and (ii) the first anniversary of the adoption of the Rights Agreement if shareholder approval of the Rights Agreement has not been received by or on such date, unless that date is extended or unless the Rights are earlier redeemed by the Company. Each stockholder of record as of October 3, 2011 received a summary of the rights and any new stock certificates issued after the record date contain a legend describing the rights.

A copy of the stockholder rights plan has been filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 3, 2011.

Note 12. Employee Benefit Plans

Employee Stock Purchase Plans

Under the Company’s employee stock purchase plans, eligible employees may purchase a limited number of shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is less. The 1995 Employee Stock Purchase Plan was closed effective December 31, 2004. On May 19, 2005, the Company’s shareholders approved the 2005 Employee Stock Purchase Plan (the “2005 ESPP”). Under the 2005 ESPP, the Company is authorized to issue 250,000 shares of common stock. Shares issued under the 2005 ESPP in 2011, 2010, and 2009 were 58,230, 30,249 and 10,172, respectively.

Stock Option and Award Plans

As of December 31, 2011, the Company has one stock option plan which is the 2008 Equity Incentive Plan (the “2008 Plan”). Also, the 1995 Stock Plan, as amended (the “1995 Plan”), expired on March 15, 2010 and the 2000 Stock Option Plan as amended (the “2000 Plan”), expired on July 14, 2010.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Employee Benefit Plans  – (continued)

Under the 1995 Plan, 3,925,000 shares of the Company’s common stock were available to grant to employees in the form of incentive stock options. The 1995 Plan, as amended, expired on March 15, 2010 and as such shares are no longer available for grant. The terms of the options granted are subject to the provisions of the 1995 Plan, as determined by the Compensation Committee of the Board of Directors. The exercise price of options under the 1995 Plan is equal to the fair market value of the common stock on the date of grant. Options granted under the 1995 Plan are generally nontransferable. As of December 31, 2011, 255,902 options were outstanding.

The 2000 Plan provided for the granting of non-qualified options to employees and consultants to purchase up to an aggregate of 1,250,000 shares of common stock and was terminated on July 14, 2010. No member of the Board of Directors or executive officers appointed by the Board of Directors was eligible for grants of options under the 2000 Plan. The terms of the options granted are subject to the provisions of the 2000 Plan, as determined by the Compensation Committee of the Board of Directors. Each non-qualified stock option shall either be fully exercisable on the date of grant or shall become exercisable thereafter in such installments as the Board of Directors may specify. No option granted under the 2000 Plan may be exercised after the expiration of seven years from the date of grant. The exercise price of options under the 2000 Plan is equal to the fair market value of the common stock on the date of grant. Options granted under the 2000 Plan are generally nontransferable. In connection with the adoption of the 2008 Plan on May 22, 2008, shares are no longer available for grant under the 2000 Plan.

The 2008 Plan was approved by shareholders at the shareholder meeting held on May 22, 2008. The purpose of this plan is to provide stock options, stock issuances, and other equity interests in the Company to employees, officers, directors, consultants, and advisors to the Company and its subsidiaries or any future parent corporation. The 2008 Plan is administered by the Board of Directors of the Company who will have sole discretion and authority to interpret and correct the provisions of the Plan and any Award. The Board will also have sole authority to determine the terms and provisions of the respective Stock Option Agreements and Awards, which need not be identical. The aggregate number of shares of Common Stock of the Company that may be issued pursuant to the 2008 Plan is 5,196,250. As of December 31, 2011, there were 770,695 shares available for grant under the 2008 Plan.

Information regarding stock options follows:

	Number of options outstanding	Weighted average exercise price per share
Outstanding at December 31, 2008	2,868,118	$15.33
Granted and assumed	461,650	2.97
Exercised	(29,064)	2.93
Canceled, forfeited or expired	(815,570)	24.97
Outstanding at December 31, 2009	2,485,134	10.02
Granted and assumed	113,167	2.18
Exercised	(13,264)	2.32
Canceled, forfeited or expired	(425,204)	10.93
Outstanding at December 31, 2010	2,159,833	9.47
Granted	10,000	2.77
Exercised	(88,188)	2.42
Canceled, forfeited or expired	(311,091)	12.85
Outstanding at December 31, 2011	1,770,554	$9.19

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Employee Benefit Plans  – (continued)

Information regarding restricted stock awards follows:

Number of restricted stock units outstanding
Outstanding at December 31, 2008	137,110
Granted	495,502
Released	(39,225)
Canceled, forfeited or expired	(22,205)
Outstanding at December 31, 2009	571,182
Granted	1,398,250
Released	(405,838)
Canceled, forfeited or expired	(66,726)
Outstanding at December 31, 2010	1,496,868
Granted	1,045,251
Released	(749,070)
Canceled, forfeited or expired	(163,097)
Outstanding at December 31, 2011	1,629,952

The Company has, in connection with the acquisitions of various companies, assumed the stock option plans of each acquired company. The related options are included in the preceding table.

Options outstanding and exercisable at December 31, 2011 follow:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2.00 to 2.32	238,512	4.71	$2.21	162,138	$2.23
2.43 to 2.43	226,066	4.89	2.43	132,316	2.43
2.48 to 5.12	196,341	3.87	4.01	179,505	4.12
5.52 to 8.16	200,924	3.59	6.37	197,417	6.38
8.40 to 11.76	186,646	3.11	10.41	186,646	10.41
11.84 to 13.12	177,637	2.63	12.76	177,637	12.76
13.20 to 13.28	185,678	1.38	13.24	185,678	13.24
13.44 to 16.88	225,178	2.09	14.93	225,178	14.93
17.04 to 24.80	132,993	2.19	23.23	132,993	23.23
25.76	579	4.31	25.76	579	25.76
$ 2.00 to 25.76	1,770,554	3.26	$9.19	1,580,087	$10.01

Stock options generally expire five, seven or ten years from the date of grant and generally vest ratably over periods ranging from immediately to four years.

Stock compensation charged to operations was $2.5 million in 2011, $2.4 million in 2010, and $1.3 million in 2009. Further, no compensation cost was capitalized as part of inventory, and no income tax benefit was recognized in those years. Lastly, no equity awards were settled in cash.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Employee Benefit Plans  – (continued)

Stock-Based Compensation Fair Value Disclosures

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2011	2010	2009
Risk-free interest rate	N/A	1.61%	2.43%
Expected life in years	N/A	3.80	4.03
Expected volatility	N/A	94.84%	89.26%
Expected dividend yield	—	—	—

The weighted average fair value of stock options granted, calculated using the Black-Scholes option-pricing model is $0.00 for 2011, $1.41 for 2010, $1.89 for 2009. In 2011 the company granted stock options to a consultant. The fair value of these options was calculated using the stock price on the date of grant. The cost of this grant was $0.02 million. The weighted average fair value of restricted stock units granted is $3.09 for 2011, $2.37 for 2010 and $3.01 for 2009. The total intrinsic value of the options exercised was $0.08 million for 2011, $0.01 million for 2010, and $0.06 million for 2009. Restricted stock units released had an intrinsic value of $2.2 million in 2011, $0.9 million in 2010, and $0.1 million in 2009.

The Company recognized compensation expense related to stock options granted to non-employees of $.02 million in 2011, zero in 2010, and $0.01 million in 2009.

Employee 401(k) Plan

The TranSwitch Corporation 401(k) Retirement Plan (the “Plan”) provides tax-deferred salary deductions for eligible employees. Employees may contribute an annual maximum amount as set periodically by the Internal Revenue Service. The Company had provided matching contributions equal to 50% of the employees’ contributions, up to a maximum of 6% of the employee’s annual compensation. On July 1, 2009, the Company indefinitely suspended its matching contributions. Company contributions begin vesting after two years and are fully vested after three years. Contribution expense related to the Plan was zero in 2011 and 2010, and $0.1 million in 2009.

Note 13. Credit Facility and Convertible Notes

Credit Facility:

On April 4, 2011, the Company entered into an Amended and Restated Business Financing Agreement (the “Amended Financing Agreement”) with Bridge Bank N.A. (“Bridge Bank”) which amended and restated its existing credit facility. The Amended Financing Agreement provides a credit facility to the Company of up to $5.0 million which bears interest at the higher of (i) the prime rate plus 2.0% or (ii) 5.25% percent, plus the payment of certain fees and expenses (the “Facility”). The Facility is secured by substantially all the personal property of the Company, including its accounts receivable and intellectual property. Subject to the terms of the Amended Financing Agreement, availability under the Facility is based on a formula pursuant to which Bridge Bank would advance an amount equal to the lower of $5.0 million or 80% of the Company’s eligible accounts receivable, with account eligibility and advance rates determined by Bridge Bank in its sole discretion. The term of the Facility is two years and at the expiration of such term, all loan advances under the Facility will become immediately due and payable. At December 31, 2011 and 2010, the Company had no outstanding borrowings under this facility.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Credit Facility and Convertible Notes  – (continued)

Convertible Notes:

On October 26, 2009, the Company exchanged approximately $10.0 million aggregate principal amount of its unsecured Convertible Notes due September 30, 2010 for an equal principal amount of 5.45% Unsecured Convertible Notes due September 30, 2011 (“2011 Notes”). The 2011 Notes were convertible at the option of the holder, at any time on or prior to maturity at an initial conversion ratio of 138.8888 shares per $1,000 principal amount. As of September 30, 2011, the principal amount of these notes would be equal to the value of the common stock into which the 2011 Notes could be converted if the Company’s stock price were $7.20. If a holder of the 2011 Notes converted their notes in connection with a corporate transaction that constituted a change in control, as defined therein, at any time prior to July 6, 2011, then in addition to the conversion shares, as defined therein, such holder was also entitled to receive upon such conversion a make-whole payment premium in cash. Commencing on October 30, 2009, the 2011 Notes were payable in monthly principal payments of $417,000 plus interest. On September 30, 2011, the Company paid in full its 2011 Notes and as such there was no outstanding balance as of December 31, 2011. As of December 31, 2010, $3.8 million of the 2011 Notes remained outstanding, which amount was classified as short-term.

Note 14. Issuance of Common Stock

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

On December 31, 2009, the Company, entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) with Seaside 88, LP, a Florida limited partnership (“Seaside”), relating to the offering and sale of up to 1,950,000 shares (the “Shares”) of the Company's common stock. The Common Stock Purchase Agreement required the Company to issue and sell, and Seaside to purchase, up to 75,000 shares of Common Stock once every two (2) weeks, subject to the satisfaction of customary closing conditions, beginning on January 4, 2010 and ending on or about the date that is fifty (50) weeks subsequent to closing. The offering price of the Company’s common stock at each closing was an amount equal to the lower of (i) the daily volume weighted average of actual trading prices of the common stock on the trading market (the “VWAP”) for the ten consecutive trading days immediately prior to a closing date multiplied by 0.875 and (ii) the VWAP for the trading day immediately prior to a closing date multiplied by 0.90.

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

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Issuance of Common Stock  – (continued)

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

Note 15. Restructuring Charges

During 2011, the Company recorded a net restructuring benefit of $5.6 million. On December 28, 2011, the Company entered into an amendment (the “Amendment”) to a sublease agreement (the “Sublease”) with an unaffiliated party to sublease 92,880 square feet of the Company’s office space in Shelton, Connecticut. As a result of the Sublease, the Company reversed approximately $7.0 million of previously accrued restructuring liabilities. This amendment extends the sublease through May 2017. This benefit was partially offset by approximately $1.4 million of charges for workforce reductions implemented during 2011. In the third quarter of 2011, the Company implemented a restructuring plan that included a workforce reduction of approximately 39 positions primarily in the Company’s Shelton, Connecticut, Fremont, California, and New Delhi and Bangalore, India locations. The Company also implemented a restructuring plan in the first quarter of 2011 that included a workforce reduction of approximately 26 positions primarily in the Company’s Fremont, California, New Delhi, India and Bangalore, India locations. The restructuring charges are primarily for employee termination benefits.

During 2010, the Company recorded a net restructuring charge of approximately $0.4 million. The Company implemented a restructuring plan in the first quarter of 2010 that included a workforce reduction of approximately 17 positions primarily in the Company’s Shelton, Connecticut, Fremont, California, and New Delhi and Bangalore, India locations. The restructuring charges are primarily for employee termination benefits. All of the related cash expenditures were paid during 2010.

During 2009, the Company recorded a net restructuring benefit of approximately $6.3 million, primarily resulting from a new sublease. On March 3, 2009, the Company entered into a sublease with a major corporation to sublease 92,880 square feet of office space located in Shelton, Connecticut to the year 2014. As a result of this sublease, the Company reversed approximately $6.7 million of accrued restructuring expense that it initially recorded in 2001. The Company also reversed approximately $0.9 million of accrued restructuring expense as a result of certain other sub-lease agreements relating to the Company’s excess facilities in Shelton, Connecticut. These benefits were partially offset by approximately $1.3 million of charges for workforce reductions and other restructuring adjustments.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Restructuring Charges  – (continued)

A summary of the restructuring liabilities and activity follows:

	2011 Activity
	Restructuring Liabilities December 31, 2010	Restructuring Charges	Cash Payments	Non-cash asset write-offs	Adjustments and Changes to Estimates	Restructuring Liabilities December 31, 2011
Employee Termination Benefits	$3	$1,391	$(641)	$—	$—	$753
Facility lease costs	11,205	—	(529)	—	(6,949)	3,727
Totals	$11,208	$1,391	$(1,170)	$—	$(6,949)	$4,480

	2010 Activity
	Restructuring Liabilities December 31, 2009	Restructuring Charges	Cash Payments	Non-cash asset write-offs	Adjustments and Changes to Estimates	Restructuring Liabilities December 31, 2010
Employee Termination Benefits	$243	$409	$(649)	$10	$(10)	$3
Facility lease costs	12,125	—	(920)	—	—	11,205
Totals	$12,368	$409	$(1,569)	$10	$(10)	$11,208

Note 16. Commitments and Contingencies

Lease Agreements

The Company leases buildings and equipment at its headquarters in Shelton, Connecticut as well as at its subsidiaries’ locations worldwide. Rental expense under all operating lease agreements was $1.1 million in 2011, $1.4 million in 2010 and $1.5 million in 2009.

The following table summarizes as of December 31, 2011 future minimum operating lease commitments, including contractually obligated building operating commitments that have remaining, non-cancelable lease terms in excess of one year and future anticipated sublease income:

	Operating Commitments	Less: Sublease Agreements	Net Commitments
2012	$4,169	$2,205	$1,964
2013	3,336	2,083	1,253
2014	3,055	2,122	933
2015	2,729	2,176	553
2016	2,706	2,176	530
Thereafter	1,127	907	220
	$17,122	$11,669	$5,453

Patent Indemnity

Under the terms of substantially all of its sales agreements, the Company has agreed to indemnify its customers for costs and damages arising from claims against such customer based on, among other things, allegations that the Company’s products infringed upon the intellectual property rights of a third party. In the event of an infringement claim, the Company retains the right to (i) procure for the customer the right to continue using the product; (ii) replace the product with a non-infringing item which shall give equally good service; (iii) modify the product so that it becomes non-infringing; or (iv) remove the product and, on return of the product to the Company, the Company shall refund the buyer’s purchase price. Due to the nature of these indemnification agreements, the maximum potential future payments the Company could be required to make under these guarantees, when and if such claims may arise, cannot be reliably determined. No amounts

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Commitments and Contingencies  – (continued)

have been accrued for any estimated losses with respect to these guarantees for customer indemnifications since it is not probable that a loss will be incurred. No claims have been made under these indemnity provisions.

Purchase Commitments

In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. As of December 31, 2011, the Company had purchase commitments totaling $4.4 million.

Contingencies

In the normal course of business, we may be confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims, environmental actions or the action of various regulatory agencies. If necessary, management consults with counsel and other appropriate experts to assess any matters that arise. If, in management’s opinion, we have incurred a probable loss as set forth by accounting principles generally accepted in the United States, an estimate is made of the loss and the appropriate accounting entries are reflected in our financial statements. Except as discussed below, there are no currently pending, threatened lawsuits or claims against the Company that could have a material adverse effect on our financial position, results of operations or cash flows. On July 29, 2010, the Company was served with a complaint in connection with civil action number 10-295 in U.S. District Court for the District of Delaware, entitled Sumitomo Electric Industries, Ltd. v. TranSwitch Corporation, in which Sumitomo Electric Industries, Ltd. (‘SEI’) was claiming breach of contract by the Company and damages in an amount of at least $2.6 million plus interest, costs and attorneys fees. On December 29, 2010, the Company entered into a settlement agreement with SEI which resulted in SEI filing a dismissal of its claim. As a result of the settlement agreement, the Company will pay an aggregate of approximately $0.7 million, in a combination of cash and future purchase credits. This amount was offset against the reversal of accrued royalties in the statement of operations.

Note 17. Supplemental Cash Flow Information

Supplemental cash flow information follows:

	Years Ended December 31,
	2011	2010	2009
Cash paid for interest	$124	$460	$712
Cash paid for income taxes	$234	$218	$194

Note 18. Stock Repurchase Program

On February 13, 2008, the Company announced that its Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $10 million of its outstanding common stock. The share repurchase program authorized the Company to repurchase shares through February 2010, from time to time, through transactions in the open market or in privately negotiated transactions. The number of shares to be purchased and the timing of the purchases were based on market conditions and other factors. The stock repurchase program did not require the Company to repurchase any specific dollar value or number of shares, and the Company could terminate the repurchase program at any time.

The share repurchase program expired in 2010 and there were no repurchases in 2009, 2010 or 2011.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Subsequent Events

On February 10, 2012, the Company entered into an At Market Issuance Sales Agreement (the “Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which the Company may issue and sell shares of its common stock, $0.001 par value per share, having an aggregate offering price of up to $10,000,000 (the “Shares”) from time to time through MLV (the “Offering”). Also on February 10, 2012, the Company filed a prospectus supplement with the Securities and Exchange Commission in connection with the Offering (the “Prospectus Supplement”). The shares of common stock to be sold under the Agreement are registered pursuant to an effective shelf Registration Statement on Form S-3 (Registration No. 333-162609) and the Prospectus Supplement.

Upon delivery of a placement notice and subject to the terms and conditions of the Agreement, MLV may sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the common stock or to or through a market maker. With the Company’s prior written approval, MLV may also sell the common stock by any other method permitted by law, including in privately negotiated transactions. The Company or MLV may suspend or terminate the offering of common stock upon notice and subject to other conditions. Unless otherwise terminated pursuant to the terms of the Agreement, the Agreement automatically terminates upon the earlier to occur of the three-year anniversary of the date hereof, or the issuance and sale of all of the Shares. MLV will act as sales agent on a commercially reasonable best efforts basis consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of NASDAQ.

The Company agreed to pay MLV a commission equal to 3.0% of the gross sales price per share sold and provide indemnification and contribution to MLV against certain civil liabilities, including liabilities under the Securities Act.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Quarterly Information (Unaudited)

The table below shows selected unaudited quarterly information of operating results. The Company believes that this information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. Interim operating results are not necessarily indicative of future period results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year ended December 31, 2011
Net revenues	$8,227	$7,053	$6,665	$6,310	$28,255
Cost of revenues	2,944	2,339	2,368	2,672	10,323
Gross profit	5,283	4,714	4,297	3,638	17,932
Net loss(2)	(3,149)	(2,999)	(4,787)	(11,937)	(22,872)
Net loss per common share(1):
Basic	$(0.13)	$(0.11)	$(0.16)	$(0.39)	$(0.82)
Diluted	$(0.13)	$(0.11)	$(0.16)	$(0.39)	$(0.82)
Year ended December 31, 2010
Net revenues	$12,806	$14,077	$12,845	$10,094	$49,822
Cost of revenues	6,048	6,601	5,710	3,665	22,024
Gross profit	6,758	7,476	7,135	6,429	27,798
Net (loss) income(2)	(1,453)	483	(1,811)	(1,828)	(4,609)
Net (loss) income per common share(1):
Basic	$(0.07)	$0.02	$(0.08)	$(0.08)	$(0.21)
Diluted	$(0.07)	$0.02	$(0.08)	$(0.08)	$(0.21)

(1)	The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods due to changes in the number of weighted average shares outstanding and the effects of rounding.
(2)	The reported net loss for 2011 and 2010 reflects stock-based compensation expense of 2.5 million (first quarter of $0.5 million, second quarter of $0.6 million, third quarter of 0.7 million, and fourth quarter of $0.7 million) and $2.4 million (first quarter of $0.4 million, second quarter of $0.6 million, third quarter of $0.6 million and fourth quarter of $0.8 million), respectively.

SCHEDULE II

TRANSWITCH CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Year	Additions		Deductions	Balance at End of Year
Description		Charges to Costs and Expenses	Charges to Other Accounts
Year ended December 31, 2011:
Allowance for losses on:
Accounts receivable	$336	$(129)	$—	$—	$207
Sales returns and allowances	281	(39)	(16)	(51)	175
Stock rotation	771	—	—	(333)	438
Deferred income tax assets valuation allowance	227,498	(1,244)	—	—	226,254
	$228,886	$(1,412)	$(16)	$(384)	$227,074
Year ended December 31, 2010:
Allowance for losses on:
Accounts receivable	$516	$(20)	$—	$(160)	$336
Sales returns and allowances	149	82	50	—	281
Stock rotation	611	585	—	(425)	771
Deferred income tax assets valuation allowance	221,207	6,291	—	—	227,498
	$222,483	$6,938	$50	$(585)	$228,886
Year ended December 31, 2009:
Allowance for losses on:
Accounts receivable	$536	$94	$—	$(114)	$516
Sales returns and allowances	151	(2)	—	—	149
Stock rotation	44	704	—	(137)	611
Deferred income tax assets valuation allowance	229,586	(8,379)	—	—	221,207
	$230,317	$(7,583)	$—	$(251)	$222,483

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants related to accounting and financial disclosures in 2011.

Item 9A.	Controls and Procedures

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our independent registered public accounting firm has issued their report on the effectiveness of our internal control over financial reporting as of December 31, 2011. That report appears under Item 8.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2011, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information with respect to directors, the Audit Committee of the Board of Directors and Audit Committee financial experts is incorporated herein by reference to the sections entitled “Election of Directors”, “Audit Committee Report” and “Compensation and Other Information Concerning Named Executive Officers”, respectively, contained in our definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 17, 2012, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended December 31, 2011 (the “2012 Proxy Statement”). Information with respect to executive officers is included in the section entitled “Executive Officers of the Registrant” in Item 1 of this Form 10-K. Information concerning Section 16(a) compliance is incorporated by reference to the section of the 2012 Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Corporate Governance Principles and Charters

The Company’s corporate governance principles and the charters of Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee are available at the investor relations section of the Company’s website at http://www.transwitch.com. These materials may also be requested in print by writing to the Company’s Investor Relations Department at TranSwitch Corporation, Attention: Investor Relations, Three Enterprise Drive, Shelton, CT 06484.

Item 11.	Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to the section entitled “Compensation and Other Information Concerning Named Executive Officers” contained in the 2012 Proxy Statement.

Information with respect to the Compensation Committee and its report is incorporated herein by reference to the sections entitled “Compensation Committee Interlocks and Insider Participation”, “Compensation Committee”, “Role of Executives in Establishing Compensation” under the heading “Compensation Discussion and Analysis” and “Compensation Committee Report” contained in the 2012 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding equity compensation plans is included in Item 5 of this Form 10-K. Information regarding security ownership of certain beneficial owners, directors and executive officers is incorporated herein by reference to the information in the section entitled “Security Ownership of Certain Beneficial Owners and Management”, “Related Party Transactions” and “Indemnification Matters” contained in the 2012 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships, related transactions, and the Company’s policies and procedures with respect to related party transactions is incorporated herein by reference to the sections entitled “Compensation Committee Interlocks and Insider Participation”, “Related Party Transactions” and “Review, Approval or Ratification of Transactions with Related Persons” contained in the 2012 Proxy Statement.

Information regarding director independence is incorporated herein by reference to the section entitled “Independence of Members of the Board of Directors” contained in the 2012 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the section entitled “Principal Accountant Fees and Services” contained in the 2012 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1)	The following financial statements of TranSwitch Corporation are filed as part of this Form 10-K under Item 8 “Financial Statements and Supplementary Data.”

(a)(2)	All other schedules are omitted because they are either not applicable, not required or because the information is presented in the Consolidated Financial Statements and Financial Statement Schedule or the notes thereto.
(a)(3)	Exhibits

3.1	Amended and Restated Certificate of Incorporation, as amended to date (previously filed as Exhibit 3.1 to TranSwitch Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on November 23, 2009 and incorporated herein by reference).
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on May 21, 2010 and incorporated herein by reference).
3.4	Certificate of Designation of Series B Junior Participating Preferred Stock of TranSwitch Corporation (previously filed as Exhibit 3.1(b) to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on October 3, 2011 and incorporated herein by reference).
3.5	Second Amended and Restated By-Laws, (previously filed as Exhibit 3.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on October 17, 2007 and incorporated herein by reference).
4.1	Specimen certificate representing the common stock of TranSwitch Corporation (previously filed as Exhibit 4.1 to TranSwitch Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).
4.2	Rights Agreement, dated as of October 3, 2011, between TranSwitch Corporation and Computershare Trust Company, N.A., which includes the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares (previously filed as Exhibit 4.1 to TranSwitch Corporation’s Current report on Form 8-K as filed with the SEC on October 3, 2011 and incorporated by reference herein).
4.3	2005 Employee Stock Purchase Plan, as amended (previously filed as Exhibit 4.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on May 21, 2010 and incorporated herein by reference).*
4.4	Form of Employee Stock Purchase Plan Enrollment Authorization Form (previously filed as Exhibit 4.3 to TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-126129) and incorporated herein by reference).

4.5	Form of Employee Stock Purchase Plan Change/Withdrawal Authorization Form (previously filed as Exhibit 4.4 to TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-126129) and incorporated herein by reference).
4.6	2008 Equity Incentive Plan, as amended (previously filed as Exhibit 4.2 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on May 21, 2010 and incorporated herein by reference).*
4.7	Form of 2008 Equity Incentive Plan Stock Option Award Agreement (previously filed as Exhibit 4.3 to TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-151113) and incorporated herein by reference).
4.8	Form of 2008 Equity Incentive Plan 102 Stock Option Award Agreement (previously filed as Exhibit 4.4 to TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-151113) and incorporated herein by reference).
4.9	Form of Restricted Stock Award Agreement under the 2008 Equity Incentive Plan (previously filed as Exhibit 4.5 to TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-151113) and incorporated herein by reference).
4.10	Form of Restricted Stock 102 Award Agreement under the 2008 Equity Incentive Plan (previously filed as Exhibit 4.6 to TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-151113) and incorporated herein by reference).
4.11	Form of Non-Qualified Stock Option Award to Director Agreement under the 2008 Equity Incentive Plan (previously filed as Exhibit 4.7 to TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-151113) and incorporated herein by reference).*
4.12	Form of 2008 Equity Incentive Plan 102 Stock Award Agreement (previously filed as Exhibit 4.8 to TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-151113) and incorporated herein by reference).
10.1	Third Amended and Restated 1995 Stock Option Plan, as amended (previously filed as an exhibit to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on May 23, 2005 and incorporated herein by reference).*
10.2	Form of Incentive Stock Option Agreement under the 1995 Stock Plan (previously filed as an exhibit to the TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-94234) and incorporated herein by reference).
10.3	Form of Non-Qualified Stock Option Agreement under the 1995 Stock Plan (previously filed as an exhibit to the TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-94234) and incorporated herein by reference).
10.4	Lease Agreement, as amended, with Robert D. Scinto (previously filed as Exhibit 10.14 to the TranSwitch Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).
10.5	2000 Stock Option Plan (previously filed as Exhibit 4.2 to TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-75800) and incorporated herein by reference).
10.6	Form of Non-Qualified Stock Option Agreement under the 2000 Stock Option Plan (previously filed as Exhibit 4.3 to TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-75800) and incorporated herein by reference).
10.7	Form of Director Non-Qualified Stock Option Agreement under the Third Amended and Restated 1995 Stock Option Plan, as amended (previously filed as Exhibit 10.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on May 25, 2007 and incorporated herein by reference).*
10.8	Employment Agreement dated November 5, 2009 between Dr. M. Ali Khatibzadeh and TranSwitch Corporation (previously filed as Exhibit 10.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on November 12, 2009 and incorporated herein by reference).*

10.9	Form of Director Indemnification Agreement as executed with each director of TranSwitch Corporation (previously filed as Exhibit 10.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on April 9, 2009 and incorporated herein by reference).*
10.10	Form of Director Restricted Stock Unit Award Agreement under the 2008 Equity Incentive Plan (previously filed as Exhibit 10.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on May 27, 2009 and incorporated herein by reference).*
10.11	Letter Agreement by and between TranSwitch Corporation and Robert Bosi, dated as of February 13, 2009 (previously filed as Exhibit 10.1 to TranSwitch Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference).*
10.12	Sublease Agreement by and between TranSwitch Corporation and Sikorsky Aircraft Corporation, dated as of March 3, 2009 (previously filed as Exhibit 10.2 to TranSwitch Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference).
10.13	Amendment to Sublease Agreement by and between TranSwitch Corporation and Sikorsky Aircraft Corporation, dated December 28, 2011 (filed herewith).
10.14	Amended and Restated Business Financing Agreement by and between TranSwitch Corporation and Bridge Bank, National Association, dated as of April 4, 2011 (previously filed as Exhibit 10.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on April 8, 2011 and incorporated herein by reference).
10.15	Form of TranSwitch Corporation Change of Control Agreement (previously filed as Exhibit 10.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on January 6, 2012).*
10.16	At Market Issuance Sales Agreement by and between TranSwitch Corporation and MLV & Co. LLC (filed as Exhibit 1.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on February 10, 2012).
11.1	Computation of Loss Per Share (filed herewith).
12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).
16.1	Letter of UHY LLP dated April 22, 2010 (previously filed as Exhibit 16.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on April 22, 2010 and incorporated herein by reference).
21.1	Subsidiaries of the Company (filed herewith).
23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm (filed herewith).
23.2	Consent of UHY LLP, Independent Registered Public Accounting Firm (filed herewith).
31.1	CEO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	CFO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	CEO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	CFO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Indicates management contract or compensatory plan, contract or arrangement identified as required in Item 15(a)(3) of Form 10-K
(b)	Exhibits

We hereby file as exhibits to this Form 10-K those exhibits listed in Item 15 (a)(3) above.

(c)	Financial Statement Schedule

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

March 12, 2012

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

Name and Signature	Title(s)	Date
/s/ Dr. M. Ali Khatibzadeh Dr. M. Ali Khatibzadeh	President, Chief Executive Officer and Director (principal executive officer)	March 12, 2012
/s/ Mr. Robert A. Bosi Mr. Robert A. Bosi	Vice President and Chief Financial Officer (principal financial and accounting officer)	March 12, 2012
/s/ Mr. Gerald F. Montry Mr. Gerald F. Montry	Director and Chairman of the Board	March 12, 2012
/s/ Mr. Faraj Aalaei Mr. Faraj Aalaei	Director	March 12, 2012
/s/ Mr. Thomas Baer Mr. Thomas Baer	Director	March 12, 2012
/s/ Mr. Herbert Chen Mr. Herbert Chen	Director	March 12, 2012
/s/ Mr. Richard J. Lynch Mr. Richard J. Lynch	Director	March 12, 2012
/s/ Mr. Sam Srinivasan Mr. Sam Srinivasan	Director	March 12, 2012