Form 10-Q
period 2012-03-31
TRANSWITCH CORP /DE
filed 2012-05-10
CIK 944739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2012

or

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

Non-Accelerated Filer (Do not check if a smaller reporting company) ☐  Smaller Reporting Company ☐

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No    ☒

At April 30, 2012, there were 30,711,065 shares of Common Stock, par value $.001 per share, of the Registrant outstanding.

TRANSWITCH CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED Financial Statements

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$3,491	$5,453
Restricted cash	88	98
Short-term investments	1,503	2,003
Accounts receivable, (net of allowance for doubtful accounts of $207 at March 31, 2012 and December 31, 2011)	4,221	6,375
Inventories, net	1,684	1,988
Prepaid expenses and other current assets	2,003	1,876
Total current assets	12,990	17,793

Property and equipment, net	1,245	1,355
Goodwill	5,271	5,271
Other intangible assets, net	1,383	1,461
Investments in non-publicly traded companies	336	306
Other assets	1,504	1,432

Total assets	$22,729	$27,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Credit facility	$1,350	$-
Accounts payable	2,503	2,272
Accrued expenses and other current liabilities	9,803	10,655
Total current liabilities	13,656	12,927

Restructuring liabilities	2,329	2,485
Total liabilities	15,985	15,412

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value: 37,500,000 shares authorized; 30,731,778 and 30,633,302 shares issued at March 31, 2012 and December 31, 2011, respectively; 30,710,984 and 30,612,508 shares outstanding at March 31, 2012 and December 31, 2011, respectively	31	31
Additional paid-in capital	411,117	410,551
Accumulated other comprehensive income – currency translation	(9)	(64)
Common stock held in treasury (20,794 shares), at cost	(118)	(118)
Accumulated deficit	(404,277)	(398,194)
Total stockholders’ equity	6,744	12,206
Total liabilities and stockholders’ equity	$22,729	$27,618

See accompanying notes.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net revenues:
Product revenues	$3,162	$5,811
Service revenues	519	2,416
Total net revenues	3,681	8,227
Cost of revenues:
Cost of product revenues	1,119	1,780
Provision for excess and obsolete inventories	231	160
Cost of service revenues	161	1,004
Total cost of revenues	1,511	2,944
Gross profit	2,170	5,283
Operating expenses:
Research and development	4,336	4,565
Marketing and sales	1,642	1,988
General and administrative	2,132	1,859
Restructuring charges, net	-	467
Reversal of accrued royalties and other, net	(58)	(750)
Total operating expenses	8,052	8,129
Operating loss	(5,882)	(2,846)
Other (expense) income:
Other expense	(101)	(5)
Interest:
Interest income	23	24
Interest expense	(9)	(125)
Interest income (expense), net	14	(101)
Total other expense, net	(87)	(106)
Loss before income taxes	(5,969)	(2,952)
Income taxes	114	197
Net loss	$(6,083)	$(3,149)

Basic and diluted loss per common share:
Net loss per common share	$(0.20)	$(0.13)
Weighted average common shares outstanding – basic and diluted	30,685	23,655

See accompanying notes.

4

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011

Net loss	$(6,083)	$(3,149)

Other comprehensive income (loss):
Foreign currency translation adjustment	55	(23)

Comprehensive loss	$(6,028)	$(3,172)

See accompanying notes.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net loss	$(6,083)	$(3,149)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	177	533
Amortization of deferred financing fees	7	60
Provision for excess and obsolete inventories	231	160
Benefit from allowance for doubtful accounts	-	(129)
Non-cash restructuring charges, net	-	467
Stock-based compensation expense	532	682
Accrued royalty reversals and other, net	(58)	(750)
Loss on retirement of property and equipment	118	-
Changes in operating assets and liabilities:
Accounts receivable	2,154	872
Inventories	73	340
Prepaid expenses and other assets	(207)	(271)
Accounts payable	230	206
Accrued expenses and other current liabilities	(350)	(220)
Restructuring liabilities	(600)	(228)

Net cash used by operating activities	(3,776)	(1,427)

Investing activities:
Capital expenditures	(95)	(341)
Investments in non-publicly traded companies	(30)	(26)
Decrease in restricted cash	10	433
Proceeds from sales and maturities of short-term investments	500	973

Net cash provided by investing activities	385	1,039

Financing activities:
Issuance of common stock under employee stock plans	100	158
Payments for stock issuance fees	(66)	-
Principal payments on 5.45% Convertible Notes due 2011	-	(1,251)
Net increase in credit facility	1,350	-

Net cash provided (used) by financing activities	1,384	(1,093)
Effect of exchange rate changes on cash and cash equivalents	45	(22)

Change in cash and cash equivalents	(1,962)	(1,503)
Cash and cash equivalents at beginning of period	5,453	6,280
Cash and cash equivalents at end of period	$3,491	$4,777

See accompanying notes.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

TranSwitch Corporation was incorporated in Delaware on April 26, 1988 and is headquartered in Shelton, Connecticut. TranSwitch Corporation and its subsidiaries (collectively, “TranSwitch” or the “Company”) designs, develops and supplies innovative integrated circuit (IC) and intellectual property (IP) solutions that provide core functionality for voice, data and video communications equipment for network, enterprise and customer premises applications.  The Company provides integrated multi-core network processor System-on-a-Chip (SoC) solutions and software solutions for Fixed, 3G and 4G Mobile, VoIP and Multimedia Infrastructures. For the customer-premises market, the Company offers interoperable connectivity solutions that provide a bridge between HDMI and DisplayPort and enable the distribution and presentation of high-definition (HD) content for consumer electronics, and personal computer markets and also provide a family of communications processors that provide best-in-class performance for a range of applications.

Liquidity

The Company has incurred significant operating losses and has used cash in its operating activities for the past several years. Operating losses have resulted from inadequate sales levels for the cost structure. As of March 31, 2012, the Company has negative working capital of approximately $0.7 million. In addition, the Company has outstanding indebtedness to Bridge Bank under its lending facility of $1.4.

The Company’s current forecast projects that, absent an infusion of capital, it will be unable to meet its current obligations through March 31, 2013. These conditions raise doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty..

The Company previously announced restructuring actions that were implemented during the first and third quarters of 2011. The Company continues to assess its cost structure in relationship to its revenue levels and is planning to make further expense reductions.  The Company’s operating plan anticipates a further infusion of capital, further operating improvements and improving sales levels.  Of course, there can be no assurance that the anticipated sales level will be achieved, or that the Company will be successful in raising additional capital included in its operating plan.

As with any operating plan, there are risks associated with the Company’s ability to execute it, including the current economic environment in which it operates. Therefore, there can be no assurance that the Company will be able to satisfy its obligations, or achieve the operating improvements as contemplated by the current operating plan. If the Company is unable to execute this plan, it will need to find additional sources of cash not contemplated by the current operating plan and/or raise additional capital to sustain continuing operations as currently contemplated. There can be no assurance that the additional funding sources will be available to the Company at favorable rates or at all. If the Company cannot maintain compliance with its covenant requirements on its bank financing facility or cannot obtain appropriate waivers and modifications, the lenders may call the debt. If the debt is called, the Company would need to obtain new financing and there can be no assurance that the Company will be able to do so. If the Company is unable to achieve its operating plan and maintain compliance with its loan covenants and its debt is called, the Company will not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.

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

At March 31, 2012 and December 31, 2011, approximately 48% and 59% of accounts receivable were due from five customers. The majority of the Company’s sales are to customers in the telecommunications and data communications industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Customers that accounted for more than 10% of total accounts receivable at each period end follows:

	March 31, 2012	December 31, 2011

Customer A	17%	17%
Customer B	*	15%
Customer C	*	10%

* Accounts receivable due were less than 10% of the Company’s total accounts receivable.

 Note 2. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of TranSwitch have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. These condensed consolidated financial statements are prepared on a consistent basis with, and should be read in conjunction with, the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2011, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 13, 2012. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments that are necessary for a fair presentation. The results of operations for any interim period are not necessarily indicative of the results that may be achieved for the full year.

Note 3.Short-term Investments

The following tables summarize the Company’s held-to-maturity investments (in thousands):

March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate debt securities	$1,503	$43	$-	$1,546

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate debt securities	$1,525	$20	$(12)	$1,533

Municipal securities	478	7	(1)	484

Total	$2,003	$27	$(13)	$2,017

Note 4.   New Accounting Standards

Recently Issued Standards

In June 2011, the Financial Accounting Standards Board issued an ASU that provides amendments on the presentation of comprehensive income. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. The amendments do not affect how earnings per share is calculated or presented. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. This ASU was adopted in the first quarter 2012 and the Company elected the two-statement approach.

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

As of March 31, 2012, the Company’s financial assets included short-term investments and investments in non-publicly traded companies. The Company considers net realizable value for its investments in non-publicly traded companies for purposes of determining asset impairment losses.

The carrying amounts for cash equivalents, accounts receivable and accounts payable approximate fair value due to their immediate or short-term time to maturity. The fair value of short-term investments was $1.5 million and $2.0 million as of March 31, 2012 and December 31, 2011, respectively. The short-term investment values are based on a Level 2 valuation technique.

Note 6.   Stock-Based Compensation

The amount of the stock-based compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

Stock-based compensation expense follows:

(in thousands)	Three Months Ended March 31,
	2012	2011
Cost of Sales	$6	$21
Research and Development	120	211
Marketing and Sales	111	128
General and Administration	295	322
Total Stock-Based Compensation	$532	$682

During the three months ended March 31, 2012, 23,830 restricted stock units ("RSUs”) were granted, 59,046 RSUs were released, and 20,142 RSUs were canceled, forfeited, or expired. During the same three months, there were no stock options granted, 14,684 stock options exercised, and 76,759 stock options canceled, forfeited or expired.

Note 7.  Loss Per Common Share

Basic net loss per common share and diluted net loss per common share are computed using the weighted average common shares outstanding for the respective periods. All “in-the-money” stock options and RSUs for the three months ended March 31, 2012 and 2011, respectively, were anti-dilutive and were excluded from the calculation of diluted net loss per share for the entire period.

Note 8.   Restricted Cash

The Company’s liquidity is affected by restricted cash balances of approximately $0.1 million as of March 31, 2012 and December 31, 2011, which are included in current assets and are not available for general corporate use. The Company has pledged these restricted cash accounts as collateral for stand-by letters of credit that support customer credit requirements.

Note 9.    Inventories

The components of inventories follow:

(in thousands)	March 31, 2012	December 31, 2011

Work-in-process and raw materials	$187	$488

Finished goods	1,497	1,500

Total inventories	$1,684	$1,988

During the three months ended March 31, 2012 and 2011, gross profit was affected favorably in the amount of less than $0.1 million and $0.1 million, respectively, from the sales of products that had previously been written down.

Note 10. Other Intangible Assets, net

Information about other intangible assets follows:

	Other Intangible Assets
	Developed Technology	Customer Relationships	Total

Balances at March 31, 2012
Cost	$1,974	$5,158	$7,132
Accumulated amortization	(1,623)	(4,126)	(5,749)
	$351	$1,032	$1,383

Balances at December 31, 2011
Cost	$1,974	$5,158	$7,132
Accumulated amortization	(1,585)	(4,086)	(5,671)
	$389	$1,072	$1,461

Amortization expense related to “other intangible assets” for both the three months ended March 31, 2012 and 2011 was $0.1 million and $0.4 million, respectively. Future estimated aggregate amortization expense for such assets as of March 31, 2012 follows: 2012 (remaining nine months) - $0.2 million; 2013 - $0.3 million; 2014 - $0.2 million; 2015 - $0.2 million; 2016 - $0.2 million; 2017 - $0.2 million and thereafter - $0.1 million.

Note 11. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities follow:

	March 31,	December 31,
(in thousands)	2012	2011

Accrued and other current liabilities	$2,559	$3,162
Accrued royalties	2,394	2,536
Accrued compensation and benefits	3,132	2,813
Restructuring liabilities	1,551	1,995
Deferred revenue	167	149
Total accrued expenses and other current liabilities	$9,803	$10,655

The Company periodically evaluates any contingent liabilities in connection with any payments to be made for any potential intellectual property infringement asserted or unasserted claims. The Company’s accrued royalties as of March 31, 2012 and December 31, 2011 represent the contingent payments for asserted or unasserted claims that are probable of assertion as of the respective balance sheet dates based on the applicable patent law.

Note 12.    Restructuring Charges

The Company did not record any restructuring charges during the three months ended March 31, 2012.

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

A summary of the restructuring liabilities and activity follows:

(in thousands)	Activity for the Three Months Ended March 31, 2012
	Restructuring Liabilities December 31, 2011	Restructuring Charges	Cash Payments, net of Receipts on Sublease Activity	Non-cash Items	Adjustments and Changes in Estimates	Restructuring Liabilities March 31, 2012
Employee termination benefits	$753	$—	$(241)	$—	$—	$512

Facility lease costs	3,727	—	(359)	—	—	3,368
Totals	$4,480	$—	$(600)	$—	$—	$3,880

Note 13.    Investments in Non-Publicly Traded Companies

The Company owns a 3% limited partnership interest in Neurone II, a venture capital fund organized as a limited partnership and a 0.42% limited partnership interest in Munich Venture Partners Fund.  The Company accounts for these investments at cost.  The financial condition of these partnerships is subject to significant changes resulting from their operating performance and their ability to obtain financing.  The Company continually evaluates its investments in these companies for impairment. In making this judgment, the Company considers the investee’s cash position, projected cash flows (both short-term and long-term), financing needs, most recent valuation data, the current investing environment, management/ownership changes, and competition. This evaluation process is based on information that the Company requests from these privately held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary.

For the three months ended March 31, 2012 and 2011, there were no impairment charges related to the Company’s investments in non-publicly traded companies. Also, the Company made additional investments of less than $0.1 million during the three months ended March 31, 2012 and 2011.

Note 14.    Credit Facility

  Credit Facility:

On April 4, 2011, the Company entered into an Amended and Restated Business Financing Agreement (the “Amended Financing Agreement”) with Bridge Bank N.A. (“Bridge Bank”) which amended and restated its existing credit facility. The Amended Financing Agreement provides a credit facility to the Company of up to $5.0 million which bears interest at the higher of (i) the prime rate plus 2.0% or (ii) 5.25% percent, plus the payment of certain fees and expenses (the “Facility”). The Facility is secured by substantially all the personal property of the Company, including its accounts receivable and intellectual property. Subject to the terms of the Amended Financing Agreement, availability under the Facility is based on a formula pursuant to which Bridge Bank would advance an amount equal to the lower of $5.0 million or 80% of the Company’s eligible accounts receivable, with account eligibility and advance rates determined by Bridge Bank in its sole discretion. The term of the Facility is two years and at the expiration of such term, all loan advances under the Facility will become immediately due and payable. Under this facility, the Company had outstanding borrowings of $1.4 million at March 31, 2012 and zero at December 31, 2011.

Note 15.     Supplemental Cash Flow Information

Supplemental cash flow information follows:

(in thousands)	Three Months Ended March 31,

	2012	2011

Cash paid for interest	$2	$65

Cash paid for income taxes	$113	$83

Note 16.   Issuance of Common Stock

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

During the three months ended March 31, 2012, no shares were issued under the Agreement.

Note 17.   Income Taxes

The provision for income taxes for the three months ended March 31, 2012 and 2011 was $0.1 million and $0.2 million, respectively. The provision for income taxes relates to certain of TranSwitch’s subsidiaries located in foreign jurisdictions. The effective income tax rate differs from the U.S. federal statutory rate for the periods presented primarily due to foreign and state income taxes and increases in the valuation allowance for deferred income tax assets offset by non-deductible interest expense.

During the three months ended March 31, 2012 and 2011, we evaluated our deferred income tax assets as to whether it is “more likely than not” that the deferred income tax assets will be realized. In our evaluation of the realizability of deferred income tax assets, we consider projections of future taxable income, the reversal of temporary differences and tax planning strategies. We have evaluated the realizability of the deferred income tax assets and have determined that it is “more likely than not” that all of the deferred income tax assets will not be realized. Accordingly, a valuation allowance was recorded for all of our domestic net deferred income tax assets. In future periods, we will not recognize a deferred tax benefit and will maintain a deferred tax valuation allowance until we achieve sustained U.S. taxable income. Additionally, in the future, we expect our current income tax expense to be related to taxable income generated by our foreign subsidiaries.

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

Note 18. Evaluation of Subsequent Events

On May 8, 2012, the Company entered into a Securities Purchase Agreement dated May 8, 2012 (the “Investor Purchase Agreement”) with certain purchasers to sell 1,315,006 shares of the Company’s Common Stock, par value $0.001 per share (the “Common Stock”), for gross proceeds of $2,445,911 (the “Investor Offering”). The purchase price for each share of Common Stock was $1.86.

On May 8, 2012, the Company also entered into a Securities Purchase Agreement dated May 8, 2012 (the “Director and Officer Purchase Agreement”) with certain of the Company’s directors and officers to sell up to 161,150 shares of the Company’s Common Stock, for gross proceeds of $333,580 (the “Director and Officer Offering” and together with the Investor Offering, the “Registered Direct Offering”). The purchase price for each share of Common Stock in the Director and Officer Offering was the greater of $2.07, which was equal to or greater than the consolidated closing bid price immediately preceding the time the Company entered into the Director and Officer Purchase Agreement, or the price that will be the consolidated closing bid price on May 10, 2012.

The shares to be sold in the Registered Direct Offering are registered pursuant to a prospectus supplement dated May 8, 2012 and an accompanying prospectus dated October 21, 2009, pursuant to the Company’s effective shelf registration statement on Form S-3, which was filed with the Securities and Exchange Commission (the “Commission”) on October 21, 2009 and declared effective by the Commission on October 28, 2009.

The net proceeds to the Company from the Registered Direct Offering, after deducting the Company’s estimated offering expenses, are expected to be approximately $2,729,491. The Registered Direct Offering is expected to close on or about May 11, 2012, subject to the satisfaction of customary closing conditions.

Subsequent events have been evaluated through the date the accompanying condensed consolidated financial statements were issued.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our unaudited interim condensed consolidated financial statements and the related notes thereto contained in Part 1, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2011.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, and any documents incorporated herein by reference may contain, forward-looking statements that involve risks and uncertainties. When used in this document, the words, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “expect” and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements as a result of risk factors including those set forth in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011.

COMPANY OVERVIEW

TranSwitch designs, develops and supplies innovative integrated circuit (IC) and intellectual property (IP) solutions that provide core functionality for voice, data and video communications equipment for network, enterprise and customer premises applications.  We provide integrated multi-core network processor System-on-a-Chip (SoC) solutions and software solutions for Fixed, 3G and 4G Mobile, VoIP and Multimedia Infrastructures. For the customer-premises market, we offer interoperable connectivity solutions that provide a bridge between HDMI and DisplayPort and enable the distribution and presentation of high-definition (HD) content for consumer electronics, and personal computer markets and also provide a family of communications processors that provide best-in-class performance for a range of applications.  Overall, we have over 100 active customers, including the leading global telecom equipment providers, semiconductor and consumer product companies.

TranSwitch Corporation is a Delaware corporation incorporated on April 26, 1988. Our principal executive offices are located at 3 Enterprise Drive, Shelton CT 06484, and our telephone number at that location is (203) 929-8810. Our Internet address is www.transwitch.com. Our common stock trades on the Nasdaq Capital Market under the symbol “TXCC.”

Our telecom products are sold to original equipment manufacturers (OEMs) for use in a variety of communications network equipment, including:

1.	Network Infrastructure Processing – Multi-media processing engines to address multiple carrier segments such as wireline and wireless gateways, session border controllers (SBC), media resource functions (MRF), multi-service access nodes (MSAN), passive optical network multi-dwelling units (PON MDUs) and translation gateways. Enterprise applications include VoIP private branch exchanges.

2.	Communication Network Premises Equipment – IP Multimedia Subsystem (IMS) and Voice over LTE (VoLTE) capable 4G/LTE fixed wireless gateways, Residential gateway routers, Small office – home office (SOHO) routers and secure VoIP private branch exchanges (PBXs).

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

During the quarter ended March 31, 2012, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2011.

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

	Three Months Ended March 31,
	2012	2011
Net revenues:
Product revenues	86%	71%
Service revenues	14%	29%
Total net revenues	100%	100%
Cost of revenues:
Product cost of revenues	31%	22%
Provision for excess and obsolete inventories	6%	2%
Service cost of revenues	4%	12%
Total cost of revenues	41%	36%
Gross profit	59%	64%
Operating expenses:
Research and development	118%	55%
Marketing and sales	45%	24%
General and administrative	58%	23%
Restructuring charges, net	—	6%
Reversal of accrued royalties	(2)%	(9)%
Total operating expenses	219%	99%
Operating loss	(160)%	(35)%

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

The following table summarizes our net revenue mix by product line category:

(in thousands)
	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues	Percentage Decrease in Revenues

Network Infrastructure	$2,942	80%	$5,471	67%	(46)%

Customer Premises Equipment	739	20%	2,756	33%	(73)%

Total net revenues	$3,681	100%	$8,227	100%	(55)%

Total net revenues for the three months ended March 31, 2012 were $3.7 million as compared to $8.2 million for the three months ended March 31, 2011, a decrease of $4.5 million or 55%. Our Network Infrastructure revenues decrease of approximately 46% was a result of lower sales of Carrier Ethernet and Optical Transport products due to reduced telecom infrastructure capital expenditures and reduced service related revenues for Network Infrastructure. Our CPE revenues decrease of approximately 73% was attributable to decreased service revenues for IP licensing of our high speed interface technology and reduced sales of CPE ASIC products.

International net revenues represented approximately 84% of net revenues for the three months ended March 31, 2012 as compared to 72% for the three months ended March 31, 2011.

Gross Profit

Total gross profit for the three months ended March 31, 2012 decreased by approximately $3.1 million or 59% as compared to the three months ended March 31, 2011. The decrease in gross profit was primarily the result of a decrease in total net revenues. The total gross profit as a percentage of revenue was 59% and 64% for three months ended March 31, 2012 and 2011, respectively. The decrease in gross margin percentage is mostly attributable to lower overhead absorption and to changes in product mix. We anticipate that gross profit will continue to be impacted by fluctuations in the volume and mix of our product shipments as well as material costs, yield and the fixed cost absorption of our product operations.

During the three months ended March 31, 2012 and 2011, gross profit was affected favorably in the amount of less than $0.1 million and $0.1 million, respectively, from the sales of products that had previously been written down. Also during the three months ended March 31, 2012 and 2011, we recorded provisions for excess and obsolete inventories in the amount of $0.2 million for each period.

Research and Development

Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to electronic design automation tools, subcontracting and fabrication costs, depreciation and amortization, and facilities expenses. During the three months ended March 31, 2012, research and development expenses decreased $0.2 million, or 5% over the comparable period of 2011. These decreases were a result of decreased labor and subcontracting costs during the three months end March 31, 2012 as a result of workforce reductions from restructuring plans that were implemented during the first and third quarters of 2011. These decreases were partially offset by increased costs for our high-speed interface product line.

We will continue to closely monitor both our costs and our revenue expectations in future periods. We will continue to concentrate our spending in this area to meet our customer requirements and respond to market conditions.

Marketing and Sales

 Marketing and sales expenses consist primarily of personnel-related expenses, trade show expenses, travel expenses and facilities expenses. Marketing and sales expenses for the three months ended March 31, 2012 decreased by $0.3 million or 17% as compared to the three months ended March 31, 2011. This decrease was a result of decreased salaries as a result of workforce reductions from restructuring plans that were implemented during the first and third quarters of 2011 and reduced expense for amortization of intangible assets as a result of lower intangible asset balances due to intangible asset impairment charges that were recorded in the fourth quarter of 2011.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, professional and legal fees, insurance and facilities expenses.  General and administrative expenses for the three months ended March 31, 2012 increased by $0.3 million or 15% as compared to the comparable period in 2011.  This increase was a result of increased professional and legal fees.

Restructuring Charges, net

During the three months ended March 31, 2012 and 2011, we recorded net restructuring charges of zero and $0.5 million, respectively. Information on restructuring charges is located in Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Interest Income (Expense), net

Interest income, net was less than $0.1 for the three months ended March 31, 2012 as compared to interest expense, net of $0.1 million for the three months ended March 31, 2011. Interest income was essentially flat. Interest income may fluctuate in the future as it is affected by our cash and investment balances and the related interest rates. At March 31, 2012 and 2011, the effective interest rate on our interest-bearing securities was approximately 2.9% and 4.4%, respectively. Interest expense decreased approximately $0.1 million due to the maturity and pay off of our Convertible Notes due September 30, 2011 (“2011 Notes”). The 2011 Notes have been fully paid as of September 30, 2011 and as such, there were no interest payments related to the 2011 Notes during the three months ended March 31, 2012.

Income Tax Expense

Income tax expense was approximately $0.1 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively. The amounts that were recorded reflect income taxes on the earnings of certain of our foreign subsidiaries, principally India.

During the three months ended March 31, 2012 and 2011, we evaluated our deferred income tax assets as to whether it is “more likely than not” that the deferred income tax assets will be realized. In our evaluation of the realizability of deferred income tax assets, we consider projections of future taxable income, the reversal of temporary differences and tax planning strategies. We have evaluated the realizability of the deferred income tax assets, and have determined that it is “more likely than not” that all of the deferred income tax assets will not be realized. Accordingly, a valuation allowance was recorded for all of our domestic net deferred income tax assets. In future periods, we will not recognize a deferred tax benefit and will maintain a deferred tax valuation allowance until we achieve sustained U.S. taxable income. Additionally, in the future, we expect our current income tax expense to be related to taxable income generated by our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred significant operating losses and have used cash in our operating activities for the past several years. Operating losses have resulted from inadequate sales levels for the cost structure. As of March 31, 2012, we have negative working capital of approximately $0.7 million. In addition, we have outstanding indebtedness to Bridge Bank under our lending facility of $1.4 million.

Our current forecast projects that, absent an infusion of capital, we will be unable to meet our current obligations through March 31, 2013. These conditions raise doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We previously announced restructuring actions that were implemented during the first and third quarters of 2011. We continue to assess our cost structure in relationship to our revenue levels and are planning to make further expense reductions.  Our operating plan anticipates a further infusion of capital, further operating improvements and improving sales levels.  Of course, there can be no assurance that the anticipated sales level will be achieved, or that we will be successful in raising additional capital included in our operating plan.

As with any operating plan, there are risks associated with our ability to execute it, including the current economic environment in which we operate. Therefore, there can be no assurance that we will be able to satisfy our obligations, or achieve the operating improvements as contemplated by the current operating plan. If we are unable to execute this plan, we will need to find additional sources of cash not contemplated by the current operating plan and/or raise additional capital to sustain continuing operations as currently contemplated. There can be no assurance that the additional funding sources will be available to us at favorable rates or at all. If we cannot maintain compliance with our covenant requirements on our bank financing facility or cannot obtain appropriate waivers and modifications, the lenders may call the debt. If the debt is called, we would need to obtain new financing and there can be no assurance that we will be able to do so. If we are unable to achieve our operating plan and maintain compliance with our loan covenants and our debt is called, we will not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As of March 31, 2012 and December 31, 2011, we had total cash, cash equivalents, restricted cash and investment balances of approximately $5.1 million and $7.6 million, respectively. This is our primary source of liquidity, as we are not currently generating any significant positive cash flow from our operations. A summary of our cash, cash equivalents, restricted cash, investments, credit agreements and future commitments are detailed as follows:

Cash, Cash Equivalents, Restricted Cash, Investments and Credit Agreements

Our primary source of liquidity is cash, cash equivalents, restricted cash, short-term investment balances and a credit facility agreement.

On March 12, 2010 we entered into a credit facility agreement with Bridge Bank N.A., a subsidiary of Bridge Capital Holdings. The facility allows for borrowings up to the lower of $5.0 million or 80% of our outstanding eligible accounts receivable as determined by Bridge Bank N.A. This agreement was amended and restated on April 4, 2011 and the current facility matures on April 4, 2013. The agreement bears interest at the higher of (i) the lender’s prime rate plus 2.0 percent or (ii) 5.25 percent, plus the payment of certain fees and expenses. At March 31, 2012, we had $1.4 million in outstanding borrowings under this facility.

On February 10, 2012, we entered into an At Market Issuance Sales Agreement with MLV & Co. LLC (“MLV”), pursuant to which we may issue and sell shares of our common stock, $0.001 par value per share, having an aggregate offering price of up to $10,000,000 from time to time through MLV (the “Offering”). Also on February 10, 2012, we filed a prospectus supplement with the Securities and Exchange Commission in connection with the Offering. During the three months ended March 31, 2012, we did not issue or sell any shares under this agreement.

A summary of the net change in total cash and investments follows:

(in thousands)	March 31, 2012	December 31, 2011	Change	March 31, 2011	December 31, 2010	Change
Cash and cash equivalents	$3,491	$5,453	$(1,962)	$4,777	$6,280	$(1,503)
Restricted cash	88	98	(10)	149	582	(433)
Short-term investments	1,503	2,003	(500)	-	973	(973)
Total cash and investments	$5,082	$7,554	$(2,472)	$4,926	$7,835	$(2,909)

Effect of Exchange Rates and Inflation: Exchange rates and inflation have not had a significant impact on our operations or cash flows.

Commitments and Significant Contractual Obligations

There have been no material changes to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission on March 13, 2012. Additional comments related to our contractual obligations are presented below.

We have outstanding operating lease commitments of approximately $16.1 million, payable over the next six years. Some of these commitments are for space that is not being utilized and for which we recorded restructuring charges in prior periods. As of March 31, 2012, we have sublease agreements totaling approximately $11.3 million to rent portions of our excess facilities over the next six years. We currently believe that we can fund these lease commitments in the future; however, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

We also have pledged approximately $0.1 million as of March 31, 2012 and December 31, 2011 as collateral for stand-by letters of credit to support customer credit requirements. These amounts were in our bank accounts and are included in our restricted cash balances.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

During the three months ended March 31, 2012, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

The risk factor set forth below is in addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

There is doubt about our ability to continue as a going concern.

We have incurred significant operating losses and have used cash in our operating activities for the past several years. Operating losses have resulted from inadequate sales levels for the cost structure. As of March 31, 2012, we have negative working capital of approximately $0.7 million. In addition, we have outstanding indebtedness to Bridge Bank under our lending facility of $1.4 million.

Our current forecast projects that, absent an infusion of capital, we will be unable to meet our current obligations through March 31, 2013. These conditions raise doubt about our ability to continue as a going concern.

We previously announced restructuring actions that were implemented during the first and third quarters of 2011. We continue to assess our cost structure in relationship to our revenue levels and are planning to make further expense reductions.  Our operating plan anticipates a further infusion of capital, further operating improvements and improving sales levels.  Of course, there can be no assurance that the anticipated sales level will be achieved.

As with any operating plan, there are risks associated with our ability to execute it, including the current economic environment in which we operate. Therefore, there can be no assurance that we will be able to satisfy our obligations, or achieve the operating improvements as contemplated by the current operating plan. If we are unable to execute this plan, we will need to find additional sources of cash not contemplated by the current operating plan and/or raise additional capital to sustain continuing operations as currently contemplated. There can be no assurance that the additional funding sources will be available to us at favorable rates or at all. If we cannot maintain compliance with our covenant requirements on our bank financing facility or cannot obtain appropriate waivers and modifications, the lenders may call the debt. If the debt is called, we would need to obtain new financing and there can be no assurance that we will be able to do so. If we are unable to achieve our operating plan and maintain compliance with our loan covenants and our debt is called, we will not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable

ITEM 6.     EXHIBITS

Exhibit 3.1	Amended and Restated Certificate of Incorporation, as amended to date (previously filed as Exhibit 3.1 to TranSwitch’s quarterly report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

Exhibit 3.2	Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to TranSwitch’s current report on Form 8-K as filed on May 21, 2010 and incorporated herein by reference).

Exhibit 3.3	Certificate of Designations of Series B Junior Participating Preferred Stock, dated October 3, 2011 (previously filed as Exhibit 3.1(b) to TranSwitch’s current report on Form 8-K as filed on October 3, 2011 and incorporated herein by reference).

Exhibit 3.4	Second Amended and Restated By-Laws (as previously filed as Exhibit 3.1 to TranSwitch’s current report on Form 8-K as filed on October 17, 2007 and incorporated herein by reference).

Exhibit 31.1	CEO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	CFO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	CEO and CFO Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSWITCH CORPORATION

May 10, 2012	/s/ Dr. M. Ali Khatibzadeh
Date	Dr. M. Ali Khatibzadeh
Chief Executive Officer and President
(Chief Executive Officer)

May 10, 2012	/s/ Robert A. Bosi
Date	Robert A. Bosi
Vice President and Chief
Financial Officer
(Chief Financial Officer)

