Form 10-Q
period 2012-06-30
TRANSWITCH CORP /DE
filed 2012-08-09
CIK 944739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2012

or

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

At July 31, 2012, there were 34,317,817 shares of Common Stock, par value $.001 per share, of the Registrant outstanding.

TRANSWITCH CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended June 30, 2012

PART I.	FINANCIAL INFORMATION

Item 1.	CONSOLIDATED Financial Statements

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$3,150	$5,453
Restricted cash	88	98
Short-term investments	-	2,003
Accounts receivable, (net of allowance for doubtful accounts of $186 at June 30, 2012 and $207 at December 31, 2011)	3,144	6,375
Inventories, net	1,396	1,988
Prepaid expenses and other current assets	1,752	1,876
Total current assets	9,530	17,793

Property and equipment, net	1,210	1,355
Goodwill	5,271	5,271
Other intangible assets, net	1,306	1,461
Investments in non-publicly traded companies	336	306
Other assets	1,527	1,432

Total assets	$19,180	$27,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Credit facility	$713	$-
Accounts payable	1,810	2,272
Accrued expenses and other current liabilities	11,182	10,655
Total current liabilities	13,705	12,927

Restructuring liabilities	1,915	2,485
Total liabilities	15,620	15,412

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value: 47,500,000 shares authorized; 32,554,880 and 30,633,302 shares issued at June 30, 2012 and December 31, 2011, respectively; 32,534,086 and 30,612,508 shares outstanding at June 30, 2012 and December 31, 2011, respectively	33	31
Additional paid-in capital	414,220	410,551
Accumulated other comprehensive loss – currency translation	(301)	(64)
Common stock held in treasury (20,794 shares), at cost	(118)	(118)
Accumulated deficit	(410,274)	(398,194)
Total stockholders’ equity	3,560	12,206
Total liabilities and stockholders’ equity	$19,180	$27,618

See accompanying notes.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues:
Product revenues	$2,374	$4,016	$5,536	$9,827
Service revenues	1,451	3,037	1,970	5,453
Total net revenues	3,825	7,053	7,506	15,280
Cost of revenues:
Cost of product revenues	866	1,305	1,985	3,085
Provision for excess and obsolete inventories	220	-	451	160
Cost of service revenues	175	1,034	336	2,038
Total cost of revenues	1,261	2,339	2,772	5,283
Gross profit	2,564	4,714	4,734	9,997
Operating expenses:
Research and development	4,678	4,490	9,014	9,055
Marketing and sales	1,317	2,076	2,959	4,064
General and administrative	1,930	1,915	4,062	3,774
Restructuring charges, net	1,001	-	1,001	467
Reversal of accrued royalties, net	(442)	(825)	(500)	(1,575)
Total operating expenses	8,484	7,656	16,536	15,785
Operating loss	(5,920)	(2,942)	(11,802)	(5,788)
Other income (expense):
Other income (expense)	57	(8)	(44)	(13)
Interest:
Interest income	17	68	40	92
Interest expense	(32)	(68)	(41)	(193)
Interest expense, net	(15)	-	(1)	(101)
Total other income (expense), net	42	(8)	(45)	(114)
Loss before income taxes	(5,878)	(2,950)	(11,847)	(5,902)
Income taxes	119	49	233	246
Net loss	$(5,997)	$(2,999)	$(12,080)	$(6,148)

Basic and diluted loss per common share:
Net loss per common share	$(0.19)	$(0.11)	$(0.39)	$(0.24)
Weighted average common shares outstanding – basic and diluted	31,617	26,853	31,151	25,263

See accompanying notes.

4

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHSIVE LOSS

(In Thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net loss	$(5,997)	$(2,999)	$(12,080)	$(6,148)

Other comprehensive loss:
Foreign currency translation adjustment	(292)	(29)	(237)	(52)

Comprehensive loss	$(6,289)	$(3,028)	$(12,317)	$(6,200)

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net loss	$(12,080)	$(6,148)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	349	1,095
Amortization of deferred financing fees	27	36
Provision for excess and obsolete inventories	451	160
Benefit from allowance for doubtful accounts	(21)	(129)
Non-cash restructuring charges, net	1,001	467
Stock-based compensation expense	918	1,333
Accrued royalty reversals, net	(500)	(1,575)
Loss on retirement of property and equipment	118	-
Changes in operating assets and liabilities:
Accounts receivable	3,252	560
Inventories	141	516
Prepaid expenses and other assets	1	(370)
Accounts payable	(462)	141
Accrued expenses and other current liabilities	97	49
Restructuring liabilities	(641)	(480)

Net cash used by operating activities	(7,349)	(4,345)

Investing activities:
Capital expenditures	(159)	(343)
Investments in non-publicly traded companies	(30)	(26)
Decrease in restricted cash	10	444
Purchases of short and long-term investments	-	(6,633)
Proceeds from sales and maturities of short-term investments	2,003	973

Net cash provided (used) by investing activities	1,824	(5,585)

Financing activities:
Issuance of common stock under employee stock plans	100	236
Proceeds from issuance of common stock, net of fees	2,652	16,075
Principal payments on 5.45% Convertible Notes due 2011	-	(2,502)
Net borrowings on credit facility	713	-

Net cash provided by financing activities	3,465	13,809
Effect of exchange rate changes on cash and cash equivalents	(243)	(50)

Change in cash and cash equivalents	(2,303)	3,829
Cash and cash equivalents at beginning of period	5,453	6,280
Cash and cash equivalents at end of period	$3,150	$10,109

See accompanying notes.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business

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

Liquidity

The Company has incurred significant operating losses and has used cash in its operating activities for the past several years. Operating losses have resulted from inadequate sales levels for the cost structure. As of June 30, 2012, the Company has negative working capital of approximately $4.2 million. In addition, the Company has outstanding indebtedness to Bridge Bank under its lending facility of $0.7 million.

The Company’s current forecast projects that, absent an infusion of capital, it will be unable to meet its current obligations through June 30, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

In July of 2012, the Company announced a restructuring which primarily affected the telecom product unit and is expected to save $8.0 million in annual operating costs (see Note 12 Restructuring charges). The Company also effectuated restructurings in the first and third quarters of 2011. The Company continues to assess its cost structure in relationship to its revenue levels, which may necessitate further expense reductions.

As with any operating plan, there are risks associated with the Company’s ability to execute it, including the current economic environment in which it operates. Therefore, there can be no assurance that the Company will be able to satisfy its obligations, or achieve the operating improvements as contemplated by the current operating plan. If the Company is unable to execute this plan, it will need to find additional sources of cash not contemplated by the current operating plan and/or raise additional capital to sustain continuing operations as currently contemplated. There can be no assurance that the additional funding sources will be available to the Company at favorable rates or at all. If the Company cannot maintain compliance with its covenant requirements on its bank financing facility or cannot obtain appropriate waivers and modifications, the lenders may call the debt. If the debt is called, the Company would need to obtain new financing and there can be no assurance that the Company will be able to do so. If the Company is unable to achieve its operating plan and maintain compliance with its loan covenants and its debt is called, the Company will not be able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Short-term investments consisted of government and corporate bonds which are all due within one year. Such investments were classified as held-to-maturity. Held-to-maturity securities are those securities which the Company has both the ability and intent to hold to maturity. Held-to-maturity securities were stated at amortized cost. Amortized cost and accrued interest approximate market value.

At June 30, 2012 and December 31, 2011, approximately 49% and 59% of accounts receivable were due from five customers. The majority of the Company’s sales are to customers in the telecommunications and data communications industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Customers that accounted for more than 10% of total accounts receivable at each period end follow:

	June 30, 2012	December 31, 2011

Customer A	12%	*
Customer B	11%	10%
Customer C	*	17%
Customer D	*	15%

* Accounts receivable due were less than 10% of the Company’s total accounts receivable.

Note 2.	Basis of Presentation

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

Note 3.	Short-term Investments

The Company had no short-term investments as of June 30, 2012. The following table summarizes the Company’s held-to-maturity investments as of December 31, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate debt securities	$1,525	$20	$(12)	$1,533

Municipal securities	478	7	(1)	484

Total	$2,003	$27	$(13)	$2,017

Note 4.	New Accounting Standards

Recently Issued Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amendments result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRSs”). ASU 2011-04 was effective on January 1, 2012 for the Company and the adoption did not have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. For interim periods, issuers are only required to provide a total of comprehensive income. These amendments do not change the items that must be reported in other comprehensive income. The Company adopted ASU 2011-05 effective January 1, 2012 and elected the two-statement approach.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its interim condensed consolidated financial statements.

Note 5.	Fair Value Measurements

Current literature establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1: Inputs to the valuation methodology are unadjusted quoted prices for identical assets and liabilities in active markets that the Company has the ability to access.

Level 2: Inputs to the valuation methodology include:

•	Quoted prices for similar assets or liabilities in active markets;
•	Quoted prices for identical or similar assets or liabilities in inactive markets;
•	Inputs other than quoted prices that are observable for the asset or liability;
•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The Company also considers nonperformance risk in the overall assessment of fair value.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

As of June 30, 2012, the Company’s financial assets were investments in non-publicly traded companies. The Company considers net realizable value for its investments in non-publicly traded companies for purposes of determining asset impairment losses.

The carrying amounts for cash equivalents, accounts receivable and accounts payable approximate fair value due to their immediate or short-term time to maturity. The fair value of short-term investments was zero as of June 30, 2012 and $2.0 million as of December 31, 2011. The short-term investment values are based on a Level 2 valuation technique.

Note 6.	Stock-Based Compensation

The amount of the stock-based compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

Stock-based compensation expense follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of Sales	$(14)	$16	$(8)	$37
Research and Development	78	218	198	429
Marketing and Sales	39	122	150	250
General and Administration	283	295	578	617
Total Stock-Based Compensation	$386	$651	$918	$1,333

During the three months ended June 30, 2012, 567,955 restricted stock units ("RSUs”) were granted, 346,952 RSUs were released, and 27,658 RSUs were canceled or forfeited, or expired. During the same three months, there were no stock options granted or exercised, and 73,990 stock options were canceled or forfeited or expired.

During the six months ended June 30, 2012, 591,785 restricted stock units ("RSUs”) were granted, 405,998 RSUs were released, and 52,447 RSUs were canceled or forfeited, or expired. During the same six months, there were no stock options granted. 14,684 stock options were exercised, and 150,936 stock options were canceled or forfeited or expired.

Note 7.	Loss Per Common Share

Basic net loss per common share and diluted net loss per common share are computed using the weighted average common shares outstanding for the respective periods. All “in-the-money” stock options and RSUs for the three and six months ended June 30, 2012 and 2011, respectively, were anti-dilutive and were excluded from the calculation of diluted net loss per share for each period presented.

Note 8.	Restricted Cash

The Company’s liquidity is affected by restricted cash balances of approximately $0.1 million as of June 30, 2012 and December 31, 2011, which are included in current assets and are not available for general corporate use. The Company has pledged these restricted cash accounts as collateral for stand-by letters of credit that support customer credit requirements.

Note 9.	Inventories

The components of inventories follow:

(in thousands)	June 30, 2012	December 31, 2011

Work-in-process and raw materials	$172	$488

Finished goods	1,224	1,500

Total inventories	$1,396	$1,988

During the three months ended June 30, 2012 and 2011, gross profit was affected favorably in the amount of less than $0.1 million and $0.1 million, respectively, from the sales of products that had previously been written down. During the six months ended June 30, 2012 and 2011, gross profit was affected favorably in the amount of less than $0.1 million and $0.1 million, respectively, from the sales of products that had previously been written down.

Note 10.	Other Intangible Assets, net

Information about other intangible assets follows:

	Other Intangible Assets
	Developed Technology	Customer Relationships	Total

Balances at June 30, 2012
Cost	$1,974	$5,158	$7,132
Accumulated amortization	(1,661)	(4,165)	(5,826)
	$313	$993	$1,306

Balances at December 31, 2011
Cost	$1,974	$5,158	$7,132
Accumulated amortization	(1,585)	(4,086)	(5,671)
	$389	$1,072	$1,461

Amortization expense related to “other intangible assets” for the three months ended June 30, 2012 and 2011 was $0.1 million and $0.4 million, respectively. Amortization expense for the six months ended June 30, 2012 and 2011 was $0.2 million and $0.8 million, respectively. Future estimated aggregate amortization expense for such assets as of June 30, 2012 follows: 2012 (remaining six months) - $0.1 million; 2013 - $0.3 million; 2014 - $0.2 million; 2015 - $0.2 million; 2016 - $0.2 million; 2017 - $0.2 million; and thereafter - $0.1 million.

Note 11.	Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities follow:

	June 30,	December 31,
(in thousands)	2012	2011
Accrued expenses and other current liabilities	$2,967	$3,162
Accrued royalties	1,946	2,536
Accrued compensation and benefits	3,255	2,813
Restructuring liabilities	2,925	1,995
Deferred revenue	89	149

Total accrued expenses and other current liabilities	$11,182	$10,655

The Company periodically evaluates any contingent liabilities in connection with any payments to be made for any potential intellectual property infringement asserted or unasserted claims. The Company’s accrued royalties as of June 30, 2012 and December 31, 2011 represent the contingent payments for asserted or unasserted claims that are probable of assertion as of the respective balance sheet dates based on the applicable patent law.

Note 12.	Restructuring Charges

During the six months ended June 30, 2012, the Company recorded a net restructuring charge of approximately $1.0 million. The Company implemented a restructuring plan in the second quarter of 2012 that included a workforce reduction of approximately 64 positions primarily in the Company’s Bangalore, India, New Delhi, India, Fremont, California, Shelton, Connecticut, and European locations. The Company recorded restructuring charges of approximately $1.1 million related to employee termination benefits and approximately $0.2 million related to facilities costs. These new restructuring charges were partially offset by approximately $0.3 million of a restructuring benefit that was an adjustment to a prior restructuring charge for a facility lease obligation in Shelton, Connecticut.

A summary of the restructuring liabilities and activity for the six months ended June 30, 2012 follows (in thousands):

	Restructuring Liabilities December 31, 2011	Restructuring Charges	Cash Payments, net of Receipts on Sublease Activity	Non-cash Items	Adjustments and Changes in Estimates	Restructuring Liabilities June 30, 2012

Employee termination benefits	$753	$1,144	$(314)	$—	$—	$1,583

Facility lease costs	3,727	183	(327)	—	(326)	3,257

Totals	$4,480	$1,327	$(641)	$—	$(326)	$4,840

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

For the three and six months ended June 30, 2012 and 2011, there were no impairment charges related to the Company’s investments in non-publicly traded companies. Also, the Company made additional investments of less than $0.1 million during the six months ended June 30, 2012 and 2011.

Note 14.	Credit Facility

On April 4, 2011, the Company entered into an Amended and Restated Business Financing Agreement (the “Amended Financing Agreement”) with Bridge Bank N.A. (“Bridge Bank”) which amended and restated its existing credit facility. The Amended Financing Agreement provides a credit facility to the Company of up to $5.0 million which bears interest at the higher of (i) the prime rate plus 2.0% or (ii) 5.25% percent, plus the payment of certain fees and expenses (the “Facility”). The Facility is secured by substantially all the personal property of the Company, including its accounts receivable and intellectual property. Subject to the terms of the Amended Financing Agreement, availability under the Facility is based on a formula pursuant to which Bridge Bank would advance an amount equal to the lower of $5.0 million or 80% of the Company’s eligible accounts receivable, with account eligibility and advance rates determined by Bridge Bank in its sole discretion. The term of the Facility is two years and at the expiration of such term, all loan advances under the Facility will become immediately due and payable. Under this facility, the Company had outstanding borrowings of $0.7 million at June 30, 2012 and zero at December 31, 2011.

Note 15.	Supplemental Cash Flow Information

Supplemental cash flow information follows:

(in thousands)	Six Months Ended June 30,
	2012	2011

Cash paid for interest	$27	$101

Cash paid for income taxes	$186	$125

Note 16.	Issuance of Common Stock

Registered Direct Offering:

On May 8, 2012, the Company entered into a Securities Purchase Agreement dated May 8, 2012 (the “Investor Purchase Agreement”) with certain purchasers to sell 1,315,000 shares of the Company’s Common Stock, par value $0.001 per share (the “Common Stock”), for gross proceeds of $2,445,900 (the “Investor Offering”). The purchase price for each share of Common Stock was $1.86.

On May 8, 2012, the Company also entered into a Securities Purchase Agreement dated May 8, 2012 (the “Director and Officer Purchase Agreement”) with certain of the Company’s directors and officers to sell up to 161,150 shares of the Company’s Common Stock, for gross proceeds of $333,580 (the “Director and Officer Offering” and together with the Investor Offering, the “Registered Direct Offering”). The purchase price for each share of Common Stock in the Director and Officer Offering was $2.07.

The shares sold in the Registered Direct Offering were registered pursuant to a prospectus supplement dated May 8, 2012 and an accompanying prospectus dated October 21, 2009, pursuant to the Company’s effective shelf registration statement on Form S-3, which was filed with the Securities and Exchange Commission (the “Commission”) on October 21, 2009 and declared effective by the Commission on October 28, 2009.

The net proceeds to the Company from the Registered Direct Offering, after deducting the Company’s offering expenses, were $2.7 million.

At Market Offering:

On February 10, 2012, the Company entered into an At Market Issuance Sales Agreement (the “Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which the Company could issue and sell shares of its common stock, $0.001 par value per share, having an aggregate offering price of up to $10,000,000 (the “Shares”) from time to time through MLV (the “Offering”). Also on February 10, 2012, the Company filed a prospectus supplement with the Securities and Exchange Commission in connection with the Offering (the “Prospectus Supplement”). The shares of common stock to be sold under the Agreement were registered pursuant to an effective shelf Registration Statement on Form S-3 (Registration No. 333-162609) and the Prospectus Supplement.

Upon delivery of a placement notice and subject to the terms and conditions of the Agreement, MLV could sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the common stock or to or through a market maker.

The Company agreed to pay MLV a commission equal to 3.0% of the gross sales price per share sold and provide indemnification and contribution to MLV against certain civil liabilities, including liabilities under the Securities Act.

During the three and six months ended June 30, 2012, no shares were issued under the Agreement. Between July 1, 2012 and July 13, 2012, the Company issued and sold 363,343 shares under this agreement for net proceeds of $0.4 million.

On July 13, 2012, the Company delivered to MLV notice of termination of the Agreement, which termination became effective July 23, 2012.

Note 17.	Income Taxes

The provision for income taxes for the three months ended June 30, 2012 and 2011 was $0.1 million and $0.1 million, respectively. The provision for income taxes for the six months ended June 30, 2012 and 2011 was $0.2 million and $0.2 million, respectively. The provision for income taxes relates to certain of TranSwitch’s subsidiaries located in foreign jurisdictions. The effective income tax rate differs from the U.S. federal statutory rate for the periods presented primarily due to foreign income taxes, increases in the valuation allowance for domestic deferred income tax assets, and additional reserves for uncertain tax positions recorded during the quarter.

During the three and six months ended June 30, 2012 and 2011, we evaluated our deferred income tax assets as to whether it is “more likely than not” that the deferred income tax assets will be realized. In our evaluation of the realizability of deferred income tax assets, we consider projections of future taxable income, the reversal of temporary differences and tax planning strategies. We have evaluated the realizability of the deferred income tax assets and have determined that it is “more likely than not” that all of the deferred income tax assets will not be realized. Accordingly, a valuation allowance was recorded for all of our domestic net deferred income tax assets. In future periods, we will not recognize a deferred tax benefit and will maintain a deferred tax valuation allowance until we achieve sustained U.S. taxable income. Additionally, in the future, we expect our current income tax expense to be related to taxable income generated by our foreign subsidiaries.

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

Common Stock Purchase Agreement with Aspire Capital:

On July 16, 2012, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire”) to purchase up to an aggregate of $11.0 million of shares of the Company’s common stock over the two-year term of the Purchase Agreement. Under the Purchase Agreement, Aspire made an initial purchase of 990,099 shares for the purchase price of $1,000,000.  During the term of the Purchase Agreement, the Company can direct Aspire to purchase up to 50,000 shares per business day at a price equal to the lower of (i) the lowest sale price for the Company’s common stock on the date of sale or (ii) the arithmetic average of the three lowest closing sale prices for the Company’s common stock during the 12 consecutive business days ending on the business day immediately preceding the date of sale.

In addition, on any business date that the Company directs Aspire to purchase 50,000 shares, the Company also has the right to direct Aspire to purchase an amount of the Company’s common stock equal to a percentage (not to exceed 15%, which limitation may be increased to 30% by mutual agreement) of the aggregate shares of common stock traded on the next business day, subject to a maximum number of shares determined by the Company. Subject to certain limitations, the purchase price for these shares shall be the lower of (i) the closing sale price on the date of sale or (ii) ninety-five percent (95%) of the next business day’s volume weighted average price.  The Company has the right to determine a maximum number of shares and set a minimum market price threshold for each purchase.

In connection with the Purchase Agreement, the Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Aspire dated July 16, 2012.  The Registration Rights Agreement provides, among other things, that the Company will register the sale of the shares sold to Aspire.  In accordance with the Registration Rights Agreement, the sale of the shares to Aspire is being made pursuant to a prospectus supplement dated July 17, 2012 and an accompanying prospectus dated October 21, 2009, under the Company’s Registration Statement on Form S-3 (File No. 333-162609), filed with the Securities and Exchange Commission on October 21, 2009, as amended and supplemented from time to time (the “Registration Statement”).  The Company further agreed to keep the Registration Statement effective and to indemnify Aspire for certain liabilities in connection with the sale of the shares under the terms of the Registration Rights Agreement.

In addition to the initial purchase of 990,099 shares, Aspire has purchased 100,000 shares under the Purchase Agreement for net proceeds to the Company of $0.1 million.

Termination of at Market Issuance Sales Agreement with MLV & Co. LLC

On July 13, 2012, the Company delivered to MLV & Co. LLC (“MLV”) notice of termination of the At Market Issuance Sales Agreement between the Company and MLV, which termination became effective July 23, 2012. Between July 1, 2012 and July 13, 2012, the Company issued and sold 363,343 shares under this agreement for net proceeds to the Company of $0.4 million.

Subsequent events have been evaluated through the date the accompanying condensed consolidated financial statements were issued.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our unaudited interim condensed consolidated financial statements and the related notes thereto contained in Part 1, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2011 and Quarterly Reports on Form 10-Q filed subsequently thereto.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, and any documents incorporated herein by reference may contain, forward-looking statements that involve risks and uncertainties. When used in this document, the words, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “expect” and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements as a result of risk factors including those set forth in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011 and our other Quarterly Reports on Form 10-Q filed subsequently thereto.

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

Our interoperable connectivity solutions are sold to OEMs for use in consumer electronics.

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

During the six months ended June 30, 2012, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2011.

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

	Three Months Ended June 30		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues:
Product revenues	62%	57%	74%	64%
Service revenues	38%	43%	26%	36%
Total net revenues	100%	100%	100%	100%
Cost of revenues:
Product cost of revenues	22%	18%	27%	20%
Provision for excess and obsolete inventories	6%	0%	6%	1%
Service cost of revenues	5%	15%	4%	14%
Total cost of revenues	33%	33%	37%	35%
Gross profit	67%	67%	63%	65%
Operating expenses:
Research and development	123%	64%	121%	59%
Marketing and sales	34%	29%	39%	26%
General and administrative	51%	27%	54%	25%
Restructuring charges, net	26%	-	13%	3%
Reversal of accrued royalties	(12)%	(11)%	(7)%	(10)%
Total operating expenses	222%	109%	220%	103%
Operating loss	(155)%	(42)%	(157)%	(38)%

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

The following table summarizes our net revenue mix by product line category:

(in thousands)	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues	Percentage Decrease in Revenues
Network Infrastructure	$3,067	80%	$4,073	58%	(25)%
Customer Premises Equipment	758	20%	2,980	42%	(75)%
Total net revenues	$3,825	100%	$7,053	100%	(46)%

(in thousands)	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues	Percentage Decrease in Revenues
Network Infrastructure	$6,009	80%	$9,544	63%	(37)%
Customer Premises Equipment	1,497	20%	5,736	37%	(74)%
Total net revenues	$7,506	100%	$15,280	100%	(51)%

Total net revenues for the three months ended June 30, 2012 were $3.8 million as compared to $7.0 million for the three months ended June 30, 2011, a decrease of $3.2 million or 46%. Our Network Infrastructure revenues decrease of approximately 25% was a result of lower sales of Carrier Ethernet and VoIP products due to reduced telecom infrastructure capital expenditures. Our CPE revenues decrease of approximately 75% was attributable to decreased service revenues for IP licensing of our high speed interface technology and reduced sales of CPE ASIC products.

Total net revenues for the six months ended June 30, 2012 were $7.5 million as compared to $15.3 million for the six months ended June 30, 2011, a decrease of $7.8 million or 51%. Our Network Infrastructure revenues decrease of approximately 37% was a result of lower sales of Carrier Ethernet and VoIP products due to reduced telecom infrastructure capital expenditures and reduced service related revenues for Network Infrastructure. Our CPE revenues decrease of approximately 74% was attributable to decreased service revenues for IP licensing of our high speed interface technology and reduced sales of CPE ASIC products.

International net revenues represented approximately 71% of net revenues for the three months ended June 30, 2012 as compared to 76% for the three months ended June 30, 2011. Also, international net revenues represented approximately 77% of net revenues for the six months ended June 30, 2012 as compared to 74% for the six months ended June 30, 2011.

Gross Profit

Total gross profit for the three months ended June 30, 2012 decreased by approximately $2.2 million or 46% as compared to the three months ended June 30, 2011. The decrease in gross profit was primarily the result of a decrease in total net revenues. The total gross profit as a percentage of revenue was 67% for three months ended June 30, 2012 and 2011. Also during the three months ended June 30, 2012 and 2011, we recorded provisions for excess and obsolete inventories in the amount of $0.2 million and zero, respectively.

Total gross profit for the six months ended June 30, 2012 decreased by approximately $5.3 million or 53% as compared to the six months ended June 30, 2011. The decrease in gross profit was primarily the result of a decrease in total net revenues. The total gross profit as a percentage of revenue was 63% and 65% for six months ended June 30, 2012 and 2011, respectively. Also during the six months ended June 30, 2012 and 2011, we recorded provisions for excess and obsolete inventories in the amount of $0.5 million and $0.2 million, respectively.

We anticipate that gross profit will continue to be impacted by fluctuations in the volume and mix of our product shipments as well as material costs, yield and the fixed cost absorption of our product operations.

 Research and Development

Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to electronic design automation tools, subcontracting and fabrication costs, depreciation and amortization, and facilities expenses. During the three months ended June 30, 2012, research and development expenses increased $0.2 million, or 4% over the comparable period of 2011. This increase was a result of increased subcontracting and other costs for our high-speed interface product line partially offset by decreased labor and other cost savings as a result of workforce reductions from restructuring plans that were implemented during the first and third quarters of 2011. The workforce reductions principally affected our Network Infrastructure product line. During the six months ended June 30, 2012, research and development expenses decreased less than 1% over the comparable period of 2011. This decrease was a result of decreased labor and other cost savings as a result of workforce reductions from restructuring plans that were implemented during the first and third quarters of 2011 offset by increased subcontracting and other costs for our high-speed interface product line.

We will continue to closely monitor both our costs and our revenue expectations in future periods. We will continue to concentrate our spending in this area to meet our customer requirements and respond to market conditions.

Marketing and Sales

 Marketing and sales expenses consist primarily of personnel-related expenses, trade show expenses, travel expenses and facilities expenses. Marketing and sales expenses for the three months ended June 30, 2012 decreased by $0.8 million or 37% as compared to the three months ended June 30, 2011. Marketing and sales expenses for the six months ended June 30, 2012 decreased by $1.1 million or 27% as compared to the six months ended June 30, 2011. These decreases were a result of decreased salaries as a result of workforce reductions from restructuring plans that were implemented during the first and third quarters of 2011 and reduced expense for amortization of intangible assets as a result of lower intangible asset balances due to intangible asset impairment charges that were recorded in the fourth quarter of 2011.

 General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, professional and legal fees, insurance and facilities expenses.  General and administrative expenses for the three months ended June 30, 2012 increased by less than $0.1 million or 1% as compared to the comparable period in 2011.  General and administrative expenses for the six months ended June 30, 2012 increased by $0.3 million or 8% as compared to the comparable period in 2011. These increases were a result of increased professional and legal fees.

Restructuring Charges, net

During the three months ended June 30, 2012 and 2011, we recorded net restructuring charges of $1.0 million and zero, respectively. During the six months ended June 30, 2012 and 2011, we recorded net restructuring charges of $1.0 million and $0.5 million, respectively. Information on restructuring charges is located in Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Interest Income (Expense), net

Interest expense, net was less than $0.1 million for both the three months ended June 30, 2012 and 2011. Interest expense, net was less than $0.1 million and $0.1 million for the six months ended June 30, 2012 and 2011, respectively. Interest income decreased less than $0.1 million for both the three and six month periods ended June 30, 2012 as compared to 2011 due to lower cash and investment balances. Interest income may fluctuate in the future as it is affected by our cash and investment balances and the related interest rates. At June 30, 2012 and 2011, the effective interest rate on our interest-bearing securities was approximately 2.4% and 1.5%, respectively. Interest expense decreased approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2012, respectively as compared to the comparable 2011 periods due to the maturity and pay off of our Convertible Notes due September 30, 2011 (“2011 Notes”). The 2011 Notes were fully paid as of September 30, 2011 and as such, there were no interest payments related to the 2011 Notes during the six months ended June 30, 2012.

Income Tax Expense

Income tax expense was approximately $0.1 million for each of the three month periods ended June 30, 2012 and 2011. Income tax expense was approximately $0.2 million and $0.2 million for the six months ended June 30, 2012 and 2011, respectively. The amounts that were recorded reflect income taxes on the earnings of certain of our foreign subsidiaries, principally India.

During the three and six months ended June 30, 2012 and 2011, we evaluated our deferred income tax assets as to whether it is “more likely than not” that the deferred income tax assets will be realized. In our evaluation of the realizability of deferred income tax assets, we consider projections of future taxable income, the reversal of temporary differences and tax planning strategies. We have evaluated the realizability of the deferred income tax assets, and have determined that it is “more likely than not” that all of the deferred income tax assets will not be realized. Accordingly, a valuation allowance was recorded for all of our domestic net deferred income tax assets. In future periods, we will not recognize a deferred tax benefit and will maintain a deferred tax valuation allowance until we achieve sustained U.S. taxable income. Additionally, in the future, we expect our current income tax expense to be related to taxable income generated by our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred significant operating losses and have used cash in our operating activities for the past several years. Operating losses have resulted from inadequate sales levels for our cost structure. As of June 30, 2012, we have negative working capital of approximately $4.2 million. In addition, we have outstanding indebtedness to Bridge Bank under our lending facility of $0.7 million.

Our current forecast projects that, absent an infusion of capital, we will be unable to meet our current obligations through June 30, 2013. These conditions raise substantial doubt about our ability to continue as a going concern.

In July of 2012, we announced a restructuring which primarily affected the telecom product unit and is expected to save $8.0 million in annual operating costs. We also effectuated restructurings in the first and third quarters of 2011. We continue to assess our cost structure in relationship to our revenue levels, which may necessitate further expense reductions.

As with any operating plan, there are risks associated with our ability to execute it, including the current economic environment in which we operate. Therefore, there can be no assurance that we will be able to satisfy our obligations, or achieve the operating improvements as contemplated by the current operating plan. If we are unable to execute this plan, we will need to find additional sources of cash not contemplated by the current operating plan and/or raise additional capital to sustain continuing operations as currently contemplated. There can be no assurance that the additional funding sources will be available to us at favorable rates or at all. If we cannot maintain compliance with our covenant requirements on our bank financing facility or cannot obtain appropriate waivers and modifications, the lenders may call the debt. If the debt is called, we would need to obtain new financing and there can be no assurance that we will be able to do so. If we are unable to achieve our operating plan and maintain compliance with our loan covenants and our debt is called, we will not be able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As of June 30, 2012 and December 31, 2011, we had total cash, cash equivalents, restricted cash and investment balances of approximately $3.2 million and $7.6 million, respectively. This is our primary source of liquidity, as we are not currently generating any significant positive cash flow from our operations. A summary of our cash, cash equivalents, restricted cash, investments, credit agreements and future commitments are detailed as follows:

Cash, Cash Equivalents, Restricted Cash, Investments, Credit Agreements and Issuance of Common Stock

Our primary source of liquidity is cash, cash equivalents, restricted cash, short-term investment balances, a credit facility agreement and issuances of our common stock.

Credit Facility:

On March 12, 2010 we entered into a credit facility agreement with Bridge Bank N.A., a subsidiary of Bridge Capital Holdings. The facility allows for borrowings up to the lower of $5.0 million or 80% of our outstanding eligible accounts receivable as determined by Bridge Bank N.A. This agreement was amended and restated on April 4, 2011 and the current facility matures on April 4, 2013. The agreement bears interest at the higher of (i) the lender’s prime rate plus 2.0 percent or (ii) 5.25 percent, plus the payment of certain fees and expenses. At June 30, 2012, we had $0.7 million in outstanding borrowings under this facility.

At Market Issuance Sales Agreement with MLV & Co. LLC:

On February 10, 2012, the Company entered into an At Market Issuance Sales Agreement (the “Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which the Company could issue and sell shares of its common stock, $0.001 par value per share, having an aggregate offering price of up to $10,000,000 (the “Shares”) from time to time through MLV (the “Offering”). Also on February 10, 2012, the Company filed a prospectus supplement with the Securities and Exchange Commission in connection with the Offering (the “Prospectus Supplement”). The shares of common stock to be sold under the Agreement were registered pursuant to an effective shelf Registration Statement on Form S-3 (Registration No. 333-162609) and the Prospectus Supplement.

Upon delivery of a placement notice and subject to the terms and conditions of the Agreement, MLV could sell the common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the common stock or to or through a market maker. The Company agreed to pay MLV a commission equal to 3.0% of the gross sales price per share sold and provide indemnification and contribution to MLV against certain civil liabilities, including liabilities under the Securities Act.

During the three and six months ended June 30, 2012, no shares were issued under the Agreement. Between July 1, 2012 and July 13, 2012, the Company issued and sold 363,343 shares under the Agreement for net proceeds to the Company of $0.4 million.

On July 13, 2012, the Company delivered to MLV & Co. LLC (“MLV”) notice of termination of the Agreement, which termination became effective July 23, 2012.

Common Stock Purchase Agreement with Aspire Capital:

On July 16, 2012, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire”) to purchase up to an aggregate of $11.0 million of shares of the Company’s common stock over the two-year term of the Purchase Agreement. Under the Purchase Agreement, Aspire made an initial purchase of 990,099 shares for the purchase price of $1,000,000.  During the term of the Purchase Agreement, the Company can direct Aspire to purchase up to 50,000 shares per business day at a price equal to the lower of (i) the lowest sale price for the Company’s common stock on the date of sale or (ii) the arithmetic average of the three lowest closing sale prices for the Company’s common stock during the 12 consecutive business days ending on the business day immediately preceding the date of sale.

In addition, on any business date that the Company directs Aspire to purchase 50,000 shares, the Company also has the right to direct Aspire to purchase an amount of the Company’s common stock equal to a percentage (not to exceed 15%, which limitation may be increased to 30% by mutual agreement) of the aggregate shares of common stock traded on the next business day, subject to a maximum number of shares determined by the Company. Subject to certain limitations, the purchase price for these shares shall be the lower of (i) the closing sale price on the date of sale or (ii) ninety-five percent (95%) of the next business day’s volume weighted average price.  The Company has the right to determine a maximum number of shares and set a minimum market price threshold for each purchase.

In connection with the Purchase Agreement, the Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Aspire dated July 16, 2012.  The Registration Rights Agreement provides, among other things, that the Company will register the sale of the shares sold to Aspire.  In accordance with the Registration Rights Agreement, the sale of the shares to Aspire is being made pursuant to a prospectus supplement dated July 17, 2012 and an accompanying prospectus dated October 21, 2009, under the Company’s Registration Statement on Form S-3 (File No. 333-162609), filed with the Securities and Exchange Commission on October 21, 2009, as amended and supplemented from time to time (the “Registration Statement”).  The Company further agreed to keep the Registration Statement effective and to indemnify Aspire for certain liabilities in connection with the sale of the shares under the terms of the Registration Rights Agreement.

In addition to the initial purchase of 990,099 shares, Aspire has purchased 100,000 shares under the Purchase Agreement for net proceeds to the Company of $0.1 million.

A summary of the net change in total cash and investments follows:

(in thousands)	June 30, 2012	December 31, 2011	Change	June 30, 2011	December 31, 2010	Change
Cash and cash equivalents	$3,150	$5,453	$(2,303)	$10,109	$6,280	$3,829
Restricted cash	88	98	(10)	138	582	(444)
Short-term investments	-	2,003	(2,003)	6,147	973	5,174
Long-term investments	-	-	-	486	-	486
Total cash and investments	$3,238	$7,554	$(4,316)	$16,880	$7,835	$9,045

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

We have outstanding operating lease commitments of approximately $14.7 million, payable over the next five years. Some of these commitments are for space that is not being utilized and for which we recorded restructuring charges in prior periods. As of June 30, 2012, we have sublease agreements totaling approximately $10.5 million to rent portions of our excess facilities over the next five years. We currently believe that we can fund these lease commitments in the future; however, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

We also have pledged approximately $0.1 million as of June 30, 2012 and December 31, 2011 as collateral for stand-by letters of credit to support customer credit requirements. These amounts were in our bank accounts and are included in our restricted cash balances.

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

During the six months ended June 30, 2012, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2011, and in Part II, Item 1A, Risk Factors, of any Quarterly Report on Form 10-Q filed subsequently thereto, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K and any Quarterly Report on form 10-Q filed subsequently thereto are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

The risk factor set forth below is in addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

There is substantial doubt about our ability to continue as a going concern.

We have incurred significant operating losses and have used cash in our operating activities for the past several years. Operating losses have resulted from inadequate sales levels for the cost structure. As of June 30, 2012, we have negative working capital of approximately $4.2 million. In addition, we had outstanding indebtedness to Bridge Bank under our lending facility of $0.7 million.

Our current forecast projects that, absent an infusion of capital, we will be unable to meet our current obligations through June 30, 2013. These conditions raise substantial doubt about our ability to continue as a going concern.

In July of 2012, we announced a restructuring which primarily affected the telecom product unit and is expected to save $8.0 million in annual operating costs. We also effectuated restructurings in the first and third quarters of 2011. We continue to assess our cost structure in relationship to our revenue levels, which may necessitate further expense reductions.

As with any operating plan, there are risks associated with our ability to execute it, including the current economic environment in which we operate. Therefore, there can be no assurance that we will be able to satisfy our obligations, or achieve the operating improvements as contemplated by the current operating plan. If we are unable to execute this plan, we will need to find additional sources of cash not contemplated by the current operating plan and/or raise additional capital to sustain continuing operations as currently contemplated. There can be no assurance that the additional funding sources will be available to us at favorable rates or at all. If we cannot maintain compliance with our covenant requirements on our bank financing facility or cannot obtain appropriate waivers and modifications, the lenders may call the debt. If the debt is called, we would need to obtain new financing and there can be no assurance that we will be able to do so. If we are unable to achieve our operating plan and maintain compliance with our loan covenants and our debt is called, we will not be able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable

ITEM 6.     EXHIBITS

Exhibit 3.1	Amended and Restated Certificate of Incorporation, as amended to date (previously filed as Exhibit 3.1 to TranSwitch’s quarterly report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

Exhibit 3.2	Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to TranSwitch’s current report on Form 8-K as filed on May 22, 2012 and incorporated herein by reference).

Exhibit 3.3	Certificate of Designation of Series B Junior Participating Preferred Stock, dated October 3, 2011 (previously filed as Exhibit 3.1(b) to TranSwitch’s current report on Form 8-K as filed on October 3, 2011 and incorporated herein by reference).

Exhibit 3.4	Second Amended and Restated By-Laws (previously filed as Exhibit 3.1 to TranSwitch’s current report on Form 8-K as filed on October 17, 2007 and incorporated herein by reference).

Exhibit 4.1	2008 Equity Incentive Plan, as amended (previously filed as Exhibit 4.1 to TranSwitch’s current report on Form 8-K as filed on May 22, 2012 and incorporated herein by reference).

Exhibit 4.2	Registration Rights Agreement dated as of July 16, 2012 by and between TranSwitch and Aspire Capital Fund, LLC (previously filed as Exhibit 4.1 to TranSwitch’s current report on Form 8-K as filed on July 17, 2012 and incorporated herein by reference).

Exhibit 10.1	Common Stock Purchase Agreement dated as of July 16, 2012 by and between TranSwitch and Aspire Capital Fund, LLC (previously filed as Exhibit 10.1 to TranSwitch’s current report on Form 8-K as filed on July 17, 2012 and incorporated herein by reference).

Exhibit 10.2	Form of Employment Agreement for each of Mr. Bar-Niv and Mr. Chung (previously filed as Exhibit 10.1 to TranSwitch’s current report on Form 8-K as filed on May 22, 2012 and incorporated herein by reference).

Exhibit 10.3	Amendment to Employment Agreement dated June 27, 2012 between Dr. M. Ali Khatibzadeh and TranSwitch (previously filed as Exhibit 10.1 to TranSwitch’s current report on Form 8-K as filed on July 2, 2012 and incorporated herein by reference).

Exhibit 31.1	CEO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	CFO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	CEO and CFO Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSWITCH CORPORATION

August 9, 2012	/s/ Dr. M. Ali Khatibzadeh
Date	Dr. M. Ali Khatibzadeh
Chief Executive Officer and President
(Chief Executive Officer)

August 9, 2012	/s/ Robert A. Bosi
Date	Robert A. Bosi
Vice President and Chief
Financial Officer
(Chief Financial Officer)

