Form 10-Q/A
period 2012-06-30
TRANSWITCH CORP /DE
filed 2012-09-07
CIK 944739

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

Explanatory Note

TranSwitch Corporation (the “Company”) filed its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012 (“Form 10-Q”) with the Securities and Exchange Commission (the “SEC”) on August 9, 2012.  The Company is filing this amendment to the Form 10-Q (“Form 10-Q/A”) solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 provides the consolidated financial statements and related footnotes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).  Except as described above, no other changes have been made to the Form 10-Q, and this Form 10-Q/A does not modify or update any other information in the Form 10-Q.  Information not affected by the changes described above is unchanged and reflects the disclosures made at the time the Form 10-Q was filed.  Among other things, forward-looking statements made in the Form 10-Q have not been updated or revised to reflect events, results or developments that have occurred, or facts that have become known to the Company after the date of the Form 10-Q, and such forward-looking statements should be read in their historical context.

Pursuant to Rule 406T of Regulation S-T, the interactive data files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.     EXHIBITS

Exhibit 3.1	Amended and Restated Certificate of Incorporation, as amended to date (previously filed as Exhibit 3.1 to TranSwitch’s quarterly report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).*

Exhibit 3.2	Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to TranSwitch’s current report on Form 8-K as filed on May 22, 2012 and incorporated herein by reference).*

Exhibit 3.3	Certificate of Designation of Series B Junior Participating Preferred Stock, dated October 3, 2011 (previously filed as Exhibit 3.1(b) to TranSwitch’s current report on Form 8-K as filed on October 3, 2011 and incorporated herein by reference).*

Exhibit 3.4	Second Amended and Restated By-Laws (previously filed as Exhibit 3.1 to TranSwitch’s current report on Form 8-K as filed on October 17, 2007 and incorporated herein by reference).*

Exhibit 4.1	2008 Equity Incentive Plan, as amended (previously filed as Exhibit 4.1 to TranSwitch’s current report on Form 8-K as filed on May 22, 2012 and incorporated herein by reference).*

Exhibit 4.2	Registration Rights Agreement dated as of July 16, 2012 by and between TranSwitch and Aspire Capital Fund, LLC (previously filed as Exhibit 4.1 to TranSwitch’s current report on Form 8-K as filed on July 17, 2012 and incorporated herein by reference).*

Exhibit 10.1	Common Stock Purchase Agreement dated as of July 16, 2012 by and between TranSwitch and Aspire Capital Fund, LLC (previously filed as Exhibit 10.1 to TranSwitch’s current report on Form 8-K as filed on July 17, 2012 and incorporated herein by reference).*

Exhibit 10.2	Form of Employment Agreement for each of Mr. Bar-Niv and Mr. Chung (previously filed as Exhibit 10.1 to TranSwitch’s current report on Form 8-K as filed on May 22, 2012 and incorporated herein by reference).*

Exhibit 10.3	Amendment to Employment Agreement dated June 27, 2012 between Dr. M. Ali Khatibzadeh and TranSwitch (previously filed as Exhibit 10.1 to TranSwitch’s current report on Form 8-K as filed on July 2, 2012 and incorporated herein by reference).*

Exhibit 31.1	CEO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	CFO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	CEO and CFO Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 101.INS XBRL Instance Document **

Exhibit 101.SCH XBRL Taxonomy Extension Schema **

Exhibit 101.CAL XBRL Extension Calculation Linkbase **

Exhibit 101.DEF XBRL Extension Definition Linkbase **

Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase **

Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase **

*These exhibits were previously included or incorporated by reference in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 9, 2012.

**Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSWITCH CORPORATION

September 7, 2012	/s/ Dr. M. Ali Khatibzadeh
Date	Dr. M. Ali Khatibzadeh Chief Executive Officer and President (Chief Executive Officer)

September 7, 2012	/s/ Robert A. Bosi
Date	Robert A. Bosi Vice President and Chief Financial Officer (Chief Financial Officer)