Form 10-Q
period 2012-09-30
TRANSWITCH CORP /DE
filed 2012-11-09
CIK 944739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2012

or

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

At October 31, 2012, there were 35,834,111 shares of Common Stock, par value $.001 per share, of the Registrant outstanding.

TRANSWITCH CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED Financial Statements (UNAUDITED)

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,519	$5,453
Restricted cash	88	98
Short-term investments	-	2,003
Accounts receivable, (net of allowance for doubtful accounts of $186 at September 30, 2012 and $207 at December 31, 2011)	4,295	6,375
Inventories, net	1,383	1,988
Prepaid expenses and other current assets	1,808	1,876
Total current assets	9,093	17,793

Property and equipment, net	1,153	1,355
Goodwill	5,271	5,271
Other intangible assets, net	1,228	1,461
Investments in non-publicly traded companies	356	306
Other assets	1,572	1,432

Total assets	$18,673	$27,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Credit facility	$942	$-
Accounts payable	2,384	2,272
Accrued expenses and other current liabilities	9,879	10,655
Total current liabilities	13,205	12,927

Restructuring liabilities	1,776	2,485
Total liabilities	14,981	15,412

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value: 47,500,000 shares authorized; 35,530,042 and 30,633,302 shares issued at September 30, 2012 and December 31, 2011, respectively; 35,509,248 and 30,612,508 shares outstanding at September 30, 2012 and December 31, 2011, respectively	36	31
Additional paid-in capital	417,333	410,551
Accumulated other comprehensive loss – currency translation	(285)	(64)
Common stock held in treasury (20,794 shares), at cost	(118)	(118)
Accumulated deficit	(413,274)	(398,194)
Total stockholders’ equity	3,692	12,206
Total liabilities and stockholders’ equity	$18,673	$27,618

See accompanying notes.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues:
Product revenues	$1,631	$4,855	$7,167	$14,682
Intellectual property and service revenues	3,121	1,810	5,091	7,263
Total net revenues	4,752	6,665	12,258	21,945
Cost of revenues:
Cost of product revenues	694	1,425	2,679	4,510
Provision for excess and obsolete inventories	154	26	605	186
Cost of intellectual property and service revenues	844	917	1,180	2,955
Total cost of revenues	1,692	2,368	4,464	7,651
Gross profit	3,060	4,297	7,794	14,294
Operating expenses:
Research and development	3,325	4,672	12,339	13,727
Marketing and sales	1,144	1,772	4,103	5,836
General and administrative	1,851	1,925	5,913	5,699
Restructuring charges, net	-	924	1,001	1,391
Reversal of accrued royalties, net	(332)	(455)	(832)	(2,030)
Total operating expenses	5,988	8,838	22,524	24,623
Operating loss	(2,928)	(4,541)	(14,730)	(10,329)
Other income (expense):
Other income (expense)	41	23	(3)	10
Interest:
Interest income	32	8	72	100
Interest expense	(37)	(44)	(78)	(237)
Interest expense, net	(5)	(36)	(6)	(137)
Total other income (expense), net	36	(13)	(9)	(127)
Loss before income taxes	(2,892)	(4,554)	(14,739)	(10,456)
Income taxes	108	233	341	479
Net loss	$(3,000)	$(4,787)	$(15,080)	$(10,935)

Basic and diluted loss per common share:
Net loss per common share	$(0.09)	$(0.16)	$(0.47)	$(0.40)
Weighted average common shares outstanding – basic and diluted	34,269	30,475	32,198	27,019

See accompanying notes.

4

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net loss	$(3,000)	$(4,787)	$(15,080)	$(10,935)

Other comprehensive loss:
Foreign currency translation adjustment	16	(251)	(221)	(303)

Comprehensive loss	$(2,984)	$(5,038)	$(15,301)	$(11,238)

See accompanying notes.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net loss	$(15,080)	$(10,935)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	540	1,638
Amortization of deferred financing fees	47	70
Provision for excess and obsolete inventories	605	186
Benefit from allowance for doubtful accounts	(21)	(129)
Non-cash restructuring charges, net	1,001	1,391
Stock-based compensation expense	1,425	1,936
Accrued royalty reversals, net	(832)	(2,030)
Loss on retirement of property and equipment	118	-
Changes in operating assets and liabilities:
Accounts receivable	2,101	1,371
Inventories	-	197
Prepaid expenses and other assets	(120)	(644)
Accounts payable	112	324
Accrued expenses and other current liabilities	(42)	(834)
Restructuring liabilities	(1,493)	(1,011)

Net cash used by operating activities	(11,639)	(8,470)

Investing activities:
Capital expenditures	(216)	(500)
Investments in non-publicly traded companies	(50)	(39)
Decrease in restricted cash	10	444
Purchases of short and long-term investments	-	(6,516)
Proceeds from sales and maturities of short-term investments	2,003	973

Net cash provided (used) by investing activities	1,747	(5,638)

Financing activities:
Issuance of common stock under employee stock plans	129	290
Proceeds from issuance of common stock, net of fees	5,114	16,073
Principal payments on 5.45% Convertible Notes due 2011	-	(3,758)
Net borrowings on credit facility	942	-

Net cash provided by financing activities	6,185	12,605
Effect of exchange rate changes on cash and cash equivalents	(227)	(327)

Change in cash and cash equivalents	(3,934)	(1,830)
Cash and cash equivalents at beginning of period	5,453	6,280
Cash and cash equivalents at end of period	$1,519	$4,450

See accompanying notes.

TRANSWITCH CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

TranSwitch Corporation was incorporated in Delaware on April 26, 1988 and is headquartered in Shelton, Connecticut. TranSwitch Corporation and its subsidiaries (collectively, “TranSwitch” or the “Company”) provide innovative integrated circuit (IC) and intellectual property (IP) solutions that deliver core functionality for video, voice, and data communications equipment for the customer premises and network infrastructure markets.  For the customer-premises market, the Company offers multi-standard, high-speed interconnect solutions enabling the distribution and presentation of high-definition (HD) video and data content for consumer electronics applications. The Company also provides a family of best-in-class communications processors.  For the network infrastructure market, the Company provides integrated multi-core network processor system-on-a-chip solutions for fixed, 3G and 4G mobile, VoIP and multimedia applications.  TranSwitch’s customers are leading consumer electronics and telecom equipment companies around the globe.

Liquidity

The Company has incurred significant operating losses and has used cash in its operating activities for the past several years. Operating losses have resulted from inadequate sales levels for the cost structure. As of September 30, 2012, the Company has negative working capital of approximately $4.1 million. In addition, the Company has outstanding indebtedness to Bridge Bank under its credit facility of $0.9 million.

The Company’s current forecast projects that, absent an infusion of capital, it will be unable to meet its current obligations through September 30, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In July of 2012, the Company announced a restructuring which primarily affected the telecom product unit and is expected to save $8.0 million in annual operating costs (see Note 12, Restructuring Charges). With this restructuring, the Company has cancelled all development programs related to its telecom product lines. The Company has redeployed all of its remaining research and development resources to focus on its interoperable connectivity solutions for consumer electronic and personal computer markets.  The Company has also announced its intentions to sell its non-strategic assets. During the quarter, the Company announced that it retained a leading patent broker to sell its telecom related patent portfolio. The Company also effectuated restructurings in the first and third quarters of 2011. The Company continues to assess its cost structure in relationship to its revenue levels, which may necessitate further expense reductions.

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

Short-term investments consisted of government and corporate bonds which were all due within one year. Such investments were classified as held-to-maturity. Held-to-maturity securities are those securities which the Company has both the ability and intent to hold to maturity. Held-to-maturity securities were stated at amortized cost. Amortized cost and accrued interest approximate market value.

At September 30, 2012 and December 31, 2011, approximately 79% and 59% of accounts receivable were due from five customers. The majority of the Company’s sales are to customers in the telecommunications and data communications industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Customers that accounted for more than 10% of total accounts receivable at each period end follow:

	September 30, 2012	December 31, 2011

Customer A	42%	*
Customer B	20%	*
Customer C	*	17%
Customer D	*	15%
Customer E	*	10%

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

Note 3. Short-term Investments

The Company had no short-term investments as of September 30, 2012. The following table summarizes the Company’s held-to-maturity investments as of December 31, 2011 (in thousands):

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

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

Level 2: Inputs to the valuation methodology include:

•	Quoted prices for similar assets or liabilities in active markets;
•	Quoted prices for identical or similar assets or liabilities in inactive markets;
•	Inputs other than quoted prices that are observable for the asset or liability; and
•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

As of September 30, 2012, the Company’s financial assets were investments in non-publicly traded companies. The Company considers net realizable value for its investments in non-publicly traded companies for purposes of determining asset impairment losses.

The carrying amounts for cash equivalents, accounts receivable and accounts payable approximate fair value due to their immediate or short-term time to maturity. The fair value of short-term investments was zero as of September 30, 2012 and $2.0 million as of December 31, 2011. The short-term investment values are based on a Level 2 valuation technique.

Note 6. Stock-Based Compensation

The amount of the stock-based compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

Stock-based compensation expense follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of Sales	$8	$11	$-	$48
Research and Development	147	195	345	624
Marketing and Sales	93	111	243	361
General and Administration	259	286	837	903
Total Stock-Based Compensation	$507	$603	$1,425	$1,936

During the three months ended September 30, 2012, 346,619 restricted stock units ("RSUs”) were granted, 54,804 RSUs were released, and 56,730 RSUs were canceled or forfeited, or expired. During the same three months of 2011, there were no stock options granted or exercised, and 51,348 stock options were canceled or forfeited or expired.

During the nine months ended September 30, 2012, 938,404 restricted stock units were granted, 460,802 RSUs were released, and 109,177 RSUs were canceled or forfeited, or expired. During the same nine months of 2011, there were no stock options granted, 14,684 stock options were exercised, and 202,284 stock options were canceled or forfeited or expired.

Note 7. Loss Per Common Share

Basic net loss per common share and diluted net loss per common share are computed using the weighted average common shares outstanding for the respective periods. All “in-the-money” stock options and RSUs for the three and nine months ended September 30, 2012 and 2011, respectively, were anti-dilutive and were excluded from the calculation of diluted net loss per share for each period presented.

Note 8. Restricted Cash

The Company’s liquidity is affected by restricted cash balances of approximately $0.1 million as of September 30, 2012 and December 31, 2011, which are included in current assets and are not available for general corporate use. The Company has pledged these restricted cash accounts as collateral for stand-by letters of credit that support customer credit requirements.

Note 9.    Inventories, net

The components of inventories follow:

(in thousands)	September 30, 2012	December 31, 2011

Work-in-process and raw materials	$315	$488

Finished goods	1,068	1,500

Total inventories	$1,383	$1,988

During the three months ended September 30, 2012 and 2011, gross profit was affected favorably in the amount of less than $0.1 million for both periods from the sales of products that had previously been written down. During the nine months ended September 30, 2012 and 2011, gross profit was affected favorably in the amount of less than $0.1 million and $0.2 million, respectively, from the sales of products that had previously been written down.

Note 10. Other Intangible Assets, net

Information about other intangible assets follows:

	Other Intangible Assets
	Developed Technology	Customer Relationships	Total

Balances at September 30, 2012
Cost	$1,974	$5,158	$7,132
Accumulated amortization	(1,700)	(4,204)	(5,904)
	$274	$954	$1,228

Balances at December 31, 2011
Cost	$1,974	$5,158	$7,132
Accumulated amortization	(1,585)	(4,086)	(5,671)
	$389	$1,072	$1,461

Amortization expense related to “other intangible assets” for the three months ended September 30, 2012 and 2011 was $0.1 million and $0.4 million, respectively. Amortization expense for the nine months ended September 30, 2012 and 2011 was $0.2 million and $1.2 million, respectively. Future estimated aggregate amortization expense for such assets as of September 30, 2012 follows: 2012 (remaining three months) - $0.1 million; 2013 - $0.3 million; 2014 - $0.2 million; 2015 - $0.2 million; 2016 - $0.2 million; 2017 - $0.1 million; and thereafter - $0.1 million.

Note 11. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities follow:

	September 30,	December 31,
(in thousands)	2012	2011
Accrued expenses and other current liabilities	$3,088	$3,162
Accrued royalties	1,621	2,536
Accrued compensation and benefits	2,959	2,813
Restructuring liabilities	2,093	1,995
Deferred revenue	118	149

Total accrued expenses and other current liabilities	$9,879	$10,655

The Company periodically evaluates any contingent liabilities in connection with any payments to be made for any potential intellectual property infringement asserted or unasserted claims. The Company’s accrued royalties as of September 30, 2012 and December 31, 2011 represent the contingent payments for asserted or unasserted claims that are probable of assertion as of the respective balance sheet dates based on the applicable patent law.

Note 12.    Restructuring Charges

During the nine months ended September 30, 2012, the Company recorded a net restructuring charge of approximately $1.0 million. The Company implemented a restructuring plan in the second quarter of 2012 that included a workforce reduction of approximately 64 positions primarily in the Company’s Bangalore, India, New Delhi, India, Fremont, California, Shelton, Connecticut, and European locations. The Company recorded restructuring charges of approximately $1.1 million related to employee termination benefits and approximately $0.2 million related to facilities costs. These new restructuring charges were partially offset by approximately $0.3 million of a restructuring benefit that was an adjustment to a prior restructuring charge for a facility lease obligation in Shelton, Connecticut.

A summary of the restructuring liabilities and activity for the nine months ended September 30, 2012 follows (in thousands):

	Restructuring Liabilities December 31, 2011	Restructuring Charges	Cash Payments, net of Receipts on Sublease Activity	Non-cash Items	Adjustments and Changes in Estimates	Restructuring Liabilities September 30, 2012
Employee termination benefits	$753	$1,144	$(885)	$(119)	$—	$893
Facility lease costs	3,727	183	(608)	—	(326)	2,976
Totals	$4,480	$1,327	$(1,493)	$(119)	$(326)	$3,869

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

For the three and nine months ended September 30, 2012 and 2011, there were no impairment charges related to the Company’s investments in non-publicly traded companies. Also, the Company made additional investments of less than $0.1 million during the nine months ended September 30, 2012 and 2011.

Note 14.    Credit Facility

On April 4, 2011, the Company entered into an Amended and Restated Business Financing Agreement (the “Amended Financing Agreement”) with Bridge Bank N.A. (“Bridge Bank”) which amended and restated its existing credit facility. The Amended Financing Agreement provides a credit facility to the Company of up to $5.0 million which bears interest at the higher of (i) the prime rate plus 2.0% or (ii) 5.25% percent, plus the payment of certain fees and expenses (the “Facility”). The Facility is secured by substantially all the personal property of the Company, including its accounts receivable and intellectual property. Subject to the terms of the Amended Financing Agreement, availability under the Facility is based on a formula pursuant to which Bridge Bank would advance an amount equal to the lower of $5.0 million or 80% of the Company’s eligible accounts receivable, with account eligibility and advance rates determined by Bridge Bank in its sole discretion. The term of the Facility is two years and at the expiration of such term, all loan advances under the Facility will become immediately due and payable. Under this credit facility, the Company had outstanding borrowings of $0.9 million at September 30, 2012 and zero at December 31, 2011.

During the third quarter 2012, the Company was not in compliance with a financial covenant under this credit facility. Bridge Bank has agreed to waive this event of default and our noncompliance with this covenant. The Company was in compliance with this financial convent as of September 30, 2012 and all subsequent measurement periods.

Note 15. Supplemental Cash Flow Information

Supplemental cash flow information follows:

(in thousands)	Nine Months Ended September 30,
	2012	2011

Cash paid for interest	$44	$117

Cash paid for income taxes	$237	$184

Note 16. Issuances of Common Stock

Common Stock Purchase Agreement with Aspire Capital:

On July 16, 2012, the Company entered into a Common Stock Purchase Agreement (the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire”) to purchase up to an aggregate of $11.0 million of shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) over the two-year term of the Aspire Purchase Agreement. Under the Aspire Purchase Agreement, Aspire made an initial purchase of 990,099 shares for the purchase price of $1,000,000.  During the term of the Aspire Purchase Agreement, the Company can direct Aspire to purchase up to 50,000 shares per business day at a price equal to the lower of (i) the lowest sale price for the Common Stock on the date of sale or (ii) the arithmetic average of the three lowest closing sale prices for the Common Stock during the 12 consecutive business days ending on the business day immediately preceding the date of sale.

In addition, on any business date that the Company directs Aspire to purchase 50,000 shares, the Company also has the right to direct Aspire to purchase an amount of Common Stock equal to a percentage (not to exceed 15%, which limitation may be increased to 30% by mutual agreement of the parties) of the aggregate shares of Common Stock traded on the next business day, subject to a maximum number of shares determined by the Company. Subject to certain limitations, the purchase price for these shares shall be the lower of (i) the closing sale price on the date of sale or (ii) ninety-five percent (95%) of the next business day’s volume weighted average price.  The Company has the right to determine a maximum number of shares and set a minimum market price threshold for each purchase.

In connection with the Aspire Purchase Agreement, the Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Aspire dated July 16, 2012.  The Registration Rights Agreement provides, among other things, that the Company will register the sale of the shares sold to Aspire.  In accordance with the Registration Rights Agreement, the sale of the shares to Aspire is being made pursuant to a prospectus supplement dated July 17, 2012 and an accompanying prospectus dated October 21, 2009, under the Company’s Registration Statement on Form S-3 (File No. 333-162609), filed with the Securities and Exchange Commission on October 21, 2009, as amended and supplemented from time to time (the “Registration Statement”).  The Company further agreed to keep the Registration Statement effective (and file a new registration statement if necessary) and to indemnify Aspire for certain liabilities in connection with the sale of the shares under the terms of the Registration Rights Agreement.

During the three and nine months ended September 30, 2012, Aspire purchased a total of 2,230,560 shares under the Aspire Purchase Agreement for net proceeds to the Company of $2.1 million. The Company’s issuance costs were $0.4 million which includes 297,030 shares issued to Aspire as a commitment fee per the Aspire Purchase Agreement.

Registered Direct Offering:

On May 8, 2012, the Company entered into a Securities Purchase Agreement dated May 8, 2012 (the “Investor Purchase Agreement”) with certain purchasers to sell 1,315,000 shares of Common Stock for gross proceeds of approximately $2,445,900 (the “Investor Offering”). The purchase price for each share of Common Stock in the Investor Offering was $1.86.

On May 8, 2012, the Company also entered into a Securities Purchase Agreement dated May 8, 2012 (the “Director and Officer Purchase Agreement”) with certain of the Company’s directors and officers to sell up to 161,150 shares of Common Stock for gross proceeds of approximately $333,580 (the “Director and Officer Offering” and together with the Investor Offering, the “Registered Direct Offering”). The purchase price for each share of Common Stock in the Director and Officer Offering was $2.07.

The shares sold in the Registered Direct Offering were registered pursuant to a prospectus supplement dated May 8, 2012 and an accompanying prospectus dated October 21, 2009, pursuant to the Registration Statement.

The net proceeds to the Company from the Registered Direct Offering, after deducting the Company’s offering expenses, were approximately $2.7 million.

At Market Offering with MLV & Co. LLC:

On February 10, 2012, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which the Company could issue and sell shares of Common Stock having an aggregate offering price of up to $10,000,000 (the “Shares”) from time to time through MLV (the “Offering”). Also on February 10, 2012, the Company filed a prospectus supplement with the Securities and Exchange Commission in connection with the Offering (the “Prospectus Supplement”). The shares of Common Stock to be sold under the ATM Agreement were registered pursuant to the Registration Statement and the Prospectus Supplement.

Upon delivery of a placement notice and subject to the terms and conditions of the ATM Agreement, MLV could sell Common Stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the common stock or to or through a market maker.

The Company agreed to pay MLV a commission equal to 3.0% of the gross sales price per share sold and provide indemnification and contribution to MLV against certain civil liabilities, including liabilities under the Securities Act.

On July 13, 2012, the Company delivered to MLV notice of termination of the ATM Agreement, which termination became effective July 23, 2012.

From July 1, 2012 through the termination of the ATM Agreement on July 23, 2012, the Company issued and sold 363,343 shares under the ATM Agreement for net proceeds of $0.4 million. No shares were sold under the ATM Agreement in the first six months of 2012.

Note 17. Income Taxes

The company’s Effective Tax Rate (“ETR”) for the three months ended September 30, 2012 and 2011 was (3.73%) and (5.12%), respectively. The ETR for the nine months ended September 30, 2012 and 2011 was (2.31%) and (4.58%), respectively. The provision for income taxes mainly relates to taxable income generated by certain of TranSwitch’s subsidiaries located in foreign jurisdictions. The ETR differs from the U.S. federal statutory rate for the periods presented primarily due to foreign income taxes, increases in the valuation allowance for domestic deferred income tax assets, and additional reserves for uncertain tax positions recorded during the periods.

During the three and nine months ended September 30, 2012 and 2011, we evaluated our deferred income tax assets as to whether it is “more likely than not” that the deferred income tax assets will be realized. In our evaluation of the realizability of deferred income tax assets, we consider the most recent three year period for financial statement income, projections of future taxable income, the reversal of temporary differences and tax planning strategies. We have evaluated the realizability of the deferred income tax assets and have determined that it is “more likely than not” that all of the domestic deferred income tax assets will not be realized. Accordingly, a valuation allowance was recorded for all of our domestic net deferred income tax assets. In future periods, we will not recognize a domestic deferred tax benefit and will maintain a full deferred tax valuation allowance until we achieve sustained U.S. taxable income. Additionally, in the future, we expect our current income tax expense to be related to taxable income generated by our foreign subsidiaries.

The Company is required to make a determination of any of its tax positions (federal and state) for which the sustainability of the position, based upon the technical merits, is uncertain. The Company regularly evaluates all tax positions taken and the likelihood of those positions being sustained. If management is highly confident that the position will be allowed and there is a greater than 50% likelihood that the full amount of the tax position will be ultimately realized, the company recognizes the full benefit associated with the tax position. Otherwise, the company is required to record a reserve against the full benefit of that uncertain position. Additionally, interest and penalties related to uncertain tax positions are included as a component of income tax expense. As of September 30, 2012 the company has accrued 0.1 million in interest on its uncertain tax positions and recorded that amount as part of its tax provision. The company believes that there are no uncertain issues that are reasonably expected to be resolved in the next 12 months.

Note 18. Evaluation of Subsequent Events

On October 25, 2012, the Company announced that it filed a universal shelf registration statement with the Securities and Exchange Commission, which will enable the Company to raise funds through one or more issuances of the securities covered by such registration statement when and if such registration statement is declared effective by the Securities and Exchange Commission. An offering of securities covered by the shelf registration statement will be made only by means of a written prospectus and prospectus supplement, and specific terms of any future offering will be subject to prevailing market conditions. The Company may use the net proceeds from the sale of these securities for general corporate purposes, which may include repayment or refinancing of existing indebtedness, acquisitions, investments, capital expenditures, repurchase of its capital stock and for any other purposes that the Company may specify in any prospectus supplement.

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

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, and any documents incorporated herein by reference may contain, forward-looking statements that involve risks and uncertainties. When used in this document, the words, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “expect” and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements as a result of risk factors including those set forth in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011 and our other Quarterly Reports on Form 10-Q filed subsequently thereto.

COMPANY OVERVIEW

We provide innovative integrated circuit (IC) and intellectual property (IP) solutions that deliver core functionality for video, voice, and data communications equipment for the customer premises and network infrastructure markets.  For the customer premises market, we offer multi-standard, high-speed interconnect solutions enabling the distribution and presentation of high-definition (HD) video and data content for consumer electronics applications.

High-speed interconnect solutions include HDMI, Displayport and Ethernet IP cores and our recently introduced product family HDplay, which incorporates our proprietary HDP technology. Our HDP technology combines HDMI 1.4 and Displayport 1.1 and supports either standard with a single connector. The applications for this product include projectors, AVR systems and monitors. Our interoperable connectivity solutions are sold to original equipment manufacturers (OEMs) for use in consumer electronics and our licensees have included Samsung, Intel, Texas Instruments, IBM, NEC, TSMC and many others.

For the network infrastructure market, we provide integrated multi-core network processor system-on-a-chip solutions for fixed, 3G and 4G mobile, VoIP and multimedia applications. Network infrastructure processing equipment includes multi-media processing engines to address multiple carrier segments such as wireline and wireless gateways, session border controllers, media resource functions, multi-service access nodes, passive optical network multi-dwelling units and translation gateways.  Enterprise applications include VoIP private branch exchanges. Communication network premises equipment includes IP multimedia subsystem and Voice over LTE capable 4G/LTE fixed wireless gateways, residential gateway routers, small office, home office routers and secure VoIP private branch exchanges. We have developed and maintained a broad intellectual property portfolio. We have leveraged our portfolio by licensing our software and, from time to time, selling our patents.

In connection with developments in our industry and our long-term growth strategy, we continually evaluate our portfolio of businesses to ensure that we are investing in those businesses that will contribute to shareholder value over the long term. While we continue to offer our suite of broadband wireline and wireless telecom products, we have strategically refocused our efforts to our interconnect technologies which we believe are differentiated and provide the greatest opportunity of future growth as further described below.

Recent developments:

During the quarter, we continued to reduce operating expenses. Our operating expenses, excluding restructuring charges, went from $7.5 million in the second quarter of 2012 to $6.0 million in third quarter of 2012. All product and software development programs related to our telecom product lines were cancelled and we redeployed all of our remaining research and development resources in India and Israel to our interoperable connectivity solutions for consumer electronic and personal computer markets. We also announced our intentions to sell our non-strategic network infrastructure telecom assets. During the quarter, we announced that we had retained a leading patent broker to sell our telecom patent portfolio. We will continue to offer our telecom products for the foreseeable future but we will not make any future software enhancements for the software embedded in our communications processor and media system-on-a-chip product lines. Our customers will have the opportunity to license the applicable software if they would like to make further enhancements. To further lower our operating costs, we issued last time buy announcements to a number of our customers of lower volume product lines that have reached their maturity, which afford our customers the opportunity to purchase products to complete their production before our products are discontinued. We also effectuated restructurings in the first and third quarters of 2011 and we continue to assess our cost structure in relationship to our revenue levels, which may necessitate further expense reductions.

TranSwitch Corporation is a Delaware corporation incorporated on April 26, 1988. Our principal executive offices are located at 3 Enterprise Drive, Shelton CT 06484, and our telephone number at that location is (203) 929-8810. Our Internet address is www.transwitch.com. Our common stock trades on the Nasdaq Capital Market under the symbol “TXCC.”

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are made available free of charge through the Investor Relations section of our Internet website (http://www.transwitch.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Material contained on our website is not incorporated by reference in this Quarterly Report on Form 10-Q. Our executive offices are located at Three Enterprise Drive, Shelton, CT 06484.

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

During the nine months ended September 30, 2012, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2011.

  RESULTS OF OPERATIONS

The results of operations that follow should be read in conjunction with our critical accounting policies and use of estimates summarized above as well as our accompanying unaudited interim condensed consolidated financial statements and notes thereto contained in Item 1 of this Quarterly Report on Form 10-Q. The following table sets forth certain unaudited interim condensed consolidated statements of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues:
Product revenues	34%	73%	58%	67%
Intellectual property and service revenues	66%	27%	42%	33%
Total net revenues	100%	100%	100%	100%
Cost of revenues:
Product cost of revenues	15%	21%	22%	21%
Provision for excess and obsolete inventories	3%	-	5%	1%
Intellectual property and service cost of revenues	18%	14%	9%	13%
Total cost of revenues	36%	35%	36%	35%
Gross profit	64%	65%	64%	65%
Operating expenses:
Research and development	70%	70%	101%	62%
Marketing and sales	24%	27%	34%	27%
General and administrative	39%	29%	48%	26%
Restructuring charges, net	-	14%	8%	6%
Reversal of accrued royalties	(7)%	(7)%	(7)%	(9)%
Total operating expenses	126%	133%	184%	112%
Operating loss	(62)%	(68)%	(120)%	(47)%

Net Revenues

We have two product line categories: Customer Premises Equipment (CPE) and Network Infrastructure. Our CPE product line category includes HDMI, DisplayPort and Ethernet IP Cores which have been incorporated into a number of consumer electronics and PC appliances and Multi-Service Communications Processors used in broadband modems or to be added as part of a small office, home office, or SOHO network. Our CPE product line also includes our recently introduced product family HDplay, which incorporates our proprietary HDP technology. Our HDP technology combines HDMI 1.4 and Displayport 1.1 and supports either standard with a single connector. The applications for this product include projectors, AVR systems and monitors. Our interoperable connectivity solutions are sold to original equipment manufacturers (OEMs) for use in consumer electronics.

Our Network Infrastructure product line category includes our Optical Transport, Carrier Ethernet, Media Gateway/VoIP and Broadband Access product lines. The Optical Transport products are incorporated into OEM systems that improve the efficiency of fiber optic networks for packetized data traffic, thereby increasing the overall network capacity. Our Media Gateway/VoIP products provide Voice-over-IP and other packet processing functionality in a variety of equipment types deployed in wireless and wire-line carrier networks as well as in enterprise networks.  These equipment types include large capacity media gateways in the core of the network, small-medium capacity access gateways in the ‘last-mile’ section of the network and customer premise equipment for business and residential subscribers. The Broadband Access product line is incorporated into equipment that provides high speed connections to subscribers using fiber (FTTx) or DSL technology, enabling telecommunications service providers to support next generation voice, data and video services. The Carrier Ethernet product line facilitates the transition of existing networks-based legacy voice oriented technologies to Ethernet technology which is more suitable and efficient for supporting next generation converged video, data and voice services.

Our Network Infrastructure product line and our Multi-Service Communications Processors continue to show a decline year over year. As such, this may affect our goodwill impairment analysis in the future.

The following table summarizes our net revenue mix by product line category:

(in thousands)	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues	Percentage Decrease in Revenues

Network Infrastructure	$3,462	73%	$4,686	70%	(26)%

Customer Premises Equipment	1,290	27%	1,979	30%	(35)%

Total net revenues	$4,752	100%	$6,665	100%	(29)%

(in thousands)	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues	Percentage Decrease in Revenues

Network Infrastructure	$9,471	77%	$14,230	65%	(33)%

Customer Premises Equipment	2,787	23%	7,715	35%	(64)%

Total net revenues	$12,258	100%	$21,945	100%	(44)%

Total net revenues for the three months ended September 30, 2012 were $4.8 million as compared to $6.7 million for the three months ended September 30, 2011, a decrease of $1.9 million, or 29%. Our Network Infrastructure revenues decrease of approximately 26% was a result of lower sales of Carrier Ethernet and VoIP products due to reduced telecom infrastructure capital expenditures and the maturation of our product lines. This reduction was partially offset by greater intellectual property licensing fees. Our CPE revenues decrease of approximately 35% was attributable to decreased service revenues for IP licensing of our high speed interface technology.

Total net revenues for the nine months ended September 30, 2012 were $12.3 million as compared to $21.9 million for the nine months ended September 30, 2011, a decrease of $9.7 million, or 44%. Our Network Infrastructure revenues decrease of approximately 33% was a result of lower sales of Carrier Ethernet and VoIP products due to reduced telecom infrastructure capital expenditures and the maturation of our product lines. This reduction was partially offset by greater intellectual property licensing fees. Our CPE revenues decrease of approximately 64% was attributable to decreased service revenues for IP licensing of our high speed interface technology and reduced sales of CPE ASIC products.

International net revenues represented approximately 31% of net revenues for the three months ended September 30, 2012 as compared to 74% for the three months ended September 30, 2011. Also, international net revenues represented approximately 40% of net revenues for the nine months ended September 30, 2012 as compared to 74% for the nine months ended September 30, 2011.

Gross Profit

Total gross profit for the three months ended September 30, 2012 decreased by approximately $1.2 million or 29% as compared to the three months ended September 30, 2011. The decrease in gross profit was primarily the result of a decrease in total net revenues. The total gross profit as a percentage of revenue was 64% and 65% for three months ended September 30, 2012 and 2011, respectively. Also during the three months ended September 30, 2012 and 2011, we recorded provisions for excess and obsolete inventories in the amounts of approximately $0.2 million and $0.1 million, respectively.

Total gross profit for the nine months ended September 30, 2012 decreased by approximately $6.5 million or 45% as compared to the nine months ended September 30, 2011. The decrease in gross profit was primarily the result of a decrease in total net revenues. The total gross profit as a percentage of revenue was 64% and 65% for nine months ended September 30, 2012 and 2011, respectively. Also during the nine months ended September 30, 2012 and 2011, we recorded provisions for excess and obsolete inventories in the amounts of approximately $0.6 million and $0.2 million, respectively.

We anticipate that gross profit will continue to be impacted by fluctuations in the volume and mix of our product shipments as well as material costs, yield and the fixed cost absorption of our product operations.

 Research and Development

Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to electronic design automation tools, subcontracting and fabrication costs, depreciation and amortization, and facilities expenses. During the three months ended September 30, 2012, research and development expenses decreased $1.3 million, or 29% over the comparable period of 2011. During the nine months ended September 30, 2012, research and development expenses decreased 10% over the comparable period of 2011. These decreases were a result of decreased labor and other cost savings as a result of workforce reductions from restructuring plans that were implemented during the first and third quarters of 2011 and second quarter of 2012. The workforce reductions principally affected our Network Infrastructure product line.

All product and software development programs related to our telecom product lines were cancelled and we redeployed all of our remaining research and development resources in India and Israel to our interoperable connectivity solutions for consumer electronic and personal computer markets. We will continue to closely monitor both our costs and our revenue expectations in future periods. We will continue to concentrate our spending on research and development to meet our customer requirements and respond to market conditions.

Marketing and Sales

 Marketing and sales expenses consist primarily of personnel-related, trade show, travel and facilities expenses. Marketing and sales expenses for the three months ended September 30, 2012 decreased by $0.6 million or 36% as compared to the three months ended September 30, 2011. Marketing and sales expenses for the nine months ended September 30, 2012 decreased by $1.7 million or 30% as compared to the nine months ended September 30, 2011. These decreases were a result of decreased salaries as a result of workforce reductions from restructuring plans that were implemented during the first and third quarters of 2011 and second quarter of 2012, along with reduced expense for amortization of intangible assets as a result of lower intangible asset balances due to intangible asset impairment charges that were recorded in the fourth quarter of 2011.

 General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, professional and legal fees, and insurance and facilities expenses.  General and administrative expenses for the three months ended September 30, 2012 decreased $0.1 million or 4% as compared to the comparable period in 2011.  General and administrative expenses for the nine months ended September 30, 2012 increased by $0.2 million or 4% as compared to the comparable period in 2011. This increase was a result of increased professional and legal fees partially offset by decreased salaries as a result of workforce reductions from restructuring plans that were implemented during second quarter of 2012.

Restructuring Charges, net

During the three months ended September 30, 2012 and 2011, we recorded net restructuring charges of zero and $0.9 million, respectively. During the nine months ended September 30, 2012 and 2011, we recorded net restructuring charges of $1.0 million and $1.4 million, respectively. Information on restructuring charges is located in Note 12 (Restructuring Charges) of the Notes to Unaudited Condensed Consolidated Financial Statements.

Interest Income (Expense), net

Interest expense, net was less than $0.1 million for both the three months ended September 30, 2012 and 2011. Interest expense, net was less than $0.1 million and $0.1 million for the nine months ended September 30, 2012 and 2011, respectively. Interest expense decreased approximately by less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2012, respectively, as compared to the comparable 2011 periods due to the pay off of our Convertible Notes due September 30, 2011 (“2011 Notes”). The 2011 Notes were fully paid as of September 30, 2011 and, as such, there were no interest payments related to the 2011 Notes during the nine months ended September 30, 2012.

Interest income may fluctuate in the future as it is affected by our cash and investment balances and the related interest rates. At September 30, 2012 and 2011, the effective interest rate on our interest-bearing securities was approximately 2.9% and 2.4%, respectively.

Income Tax Expense

Income tax expense was approximately $0.1 million and $0.2 million for the three months ended September 30, 2012 and 2011, respectively. Income tax expense was approximately $0.3 million and $0.5 million for the nine months ended September 30, 2012 and 2011, respectively. The amounts that were recorded reflect income taxes on the earnings of certain of our foreign subsidiaries, principally, India.

During the three and nine months ended September 30, 2012 and 2011, we evaluated our deferred income tax assets as to whether it is “more likely than not” that the deferred income tax assets will be realized. In our evaluation of the realizability of deferred income tax assets, we consider projections of future taxable income, the reversal of temporary differences and tax planning strategies. We have evaluated the realizability of the deferred income tax assets, and have determined that it is “more likely than not” that all of the deferred income tax assets will not be realized. Accordingly, a valuation allowance was recorded for all of our domestic net deferred income tax assets. In future periods, we will not recognize a deferred tax benefit and will maintain a deferred tax valuation allowance until we achieve sustained U.S. taxable income. Additionally, in the future, we expect our current income tax expense to be related to taxable income generated by our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred significant operating losses and have used cash in our operating activities for the past several years. Operating losses have resulted from inadequate sales levels for our cost structure. As of September 30, 2012, we had negative working capital of approximately $4.1 million. In addition, we had outstanding indebtedness to Bridge Bank under our credit facility of $0.9 million.

Our current forecast projects that, absent an infusion of capital, we will be unable to meet our current obligations through September 30, 2013. These conditions raise substantial doubt about our ability to continue as a going concern.

In July of 2012, we announced a restructuring which primarily affected the telecom product unit and is expected to save $8.0 million in annual operating costs. We began to see these cost savings during the third quarter of 2012. We also effectuated restructurings in the first and third quarters of 2011. We continue to assess our cost structure in relationship to our revenue levels, which may necessitate further expense reductions.

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

As of September 30, 2012 and December 31, 2011, we had total cash, cash equivalents, restricted cash and investment balances of approximately $1.6 million and $7.6 million, respectively. This and our credit facility are our primary sources of liquidity, as we are not currently generating any significant positive cash flow from our operations. A summary of our cash, cash equivalents, restricted cash, investments, credit agreements and future commitments are detailed as follows:

Cash, Cash Equivalents, Restricted Cash, Investments, Credit Agreements and Issuances of Common Stock

Our primary source of liquidity is cash, cash equivalents, restricted cash, short-term investment balances, a credit facility agreement and issuances of our common stock.

Credit Facility:

On March 12, 2010 we entered into a credit facility agreement with Bridge Bank N.A., a subsidiary of Bridge Capital Holdings. The facility allows for borrowings up to the lower of $5.0 million or 80% of our outstanding eligible accounts receivable as determined by Bridge Bank N.A. This agreement was amended and restated on April 4, 2011 and the current facility matures on April 4, 2013. The agreement bears interest at the higher of (i) the lender’s prime rate plus 2.0 percent or (ii) 5.25 percent, plus the payment of certain fees and expenses. At September 30, 2012, we had $0.9 million in outstanding borrowings under this facility which was the total amount available.

During the third quarter 2012, we were not in compliance with a financial covenant under this credit facility. Bridge Bank has agreed to waive this event of default and our noncompliance with this covenant. We were in compliance with this financial convent as of September 30, 2012 and all subsequent measurement periods.

Common Stock Purchase Agreement with Aspire Capital:

On July 16, 2012, we entered into a Common Stock Purchase Agreement (the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire”) to purchase up to an aggregate of $11.0 million of shares of our common stock, par value $0.001 per share (“Common Stock”) over the two-year term of the Aspire Purchase Agreement. Under the Aspire Purchase Agreement, Aspire made an initial purchase of 990,099 shares for the purchase price of $1,000,000.  During the term of the Aspire Purchase Agreement, we can direct Aspire to purchase up to 50,000 shares per business day at a price equal to the lower of (i) the lowest sale price for the Common Stock on the date of sale or (ii) the arithmetic average of the three lowest closing sale prices for the Common Stock during the 12 consecutive business days ending on the business day immediately preceding the date of sale.

In addition, on any business date that we direct Aspire to purchase 50,000 shares, we also have the right to direct Aspire to purchase an amount of Common Stock equal to a percentage (not to exceed 15%, which limitation may be increased to 30% by mutual agreement of the parties) of the aggregate shares of Common Stock traded on the next business day, subject to a maximum number of shares determined by us. Subject to certain limitations, the purchase price for these shares shall be the lower of (i) the closing sale price on the date of sale or (ii) ninety-five percent (95%) of the next business day’s volume weighted average price.  We have the right to determine a maximum number of shares and set a minimum market price threshold for each purchase.

In connection with the Aspire Purchase Agreement, we also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Aspire dated July 16, 2012.  The Registration Rights Agreement provides, among other things, that we will register the sale of the shares sold to Aspire.  In accordance with the Registration Rights Agreement, the sale of the shares to Aspire is being made pursuant to a prospectus supplement dated July 17, 2012 and an accompanying prospectus dated October 21, 2009, under our Registration Statement on Form S-3 (File No. 333-162609), filed with the Securities and Exchange Commission on October 21, 2009, as amended and supplemented from time to time (the “Registration Statement”).  We further agreed to keep the Registration Statement effective (and file a new registration statement if necessary) and to indemnify Aspire for certain liabilities in connection with the sale of the shares under the terms of the Registration Rights Agreement.

During the three and nine months ended September 30, 2012, Aspire purchased a total of 2,230,560 shares under the Aspire Purchase Agreement for net proceeds to us of $2.1 million. Our issuance costs were $0.4 million which includes 297,030 shares issued to Aspire as a commitment fee per the Purchase Agreement.

Registered Direct Offering:

On May 8, 2012, we entered into a Securities Purchase Agreement dated May 8, 2012 (the “Investor Purchase Agreement”) with certain purchasers to sell 1,315,000 shares of Common Stock for gross proceeds of approximately $2,445,900 (the “Investor Offering”). The purchase price for each share of Common Stock in the Investor Offering was $1.86.

On May 8, 2012, we also entered into a Securities Purchase Agreement dated May 8, 2012 (the “Director and Officer Purchase Agreement”) with certain of the Company’s directors and officers to sell up to 161,150 shares of Common Stock for gross proceeds of approximately $333,580 (the “Director and Officer Offering” and together with the Investor Offering, the “Registered Direct Offering”). The purchase price for each share of Common Stock in the Director and Officer Offering was $2.07.

The shares sold in the Registered Direct Offering were registered pursuant to a prospectus supplement dated May 8, 2012 and an accompanying prospectus dated October 21, 2009, pursuant to the Registration Statement.

The net proceeds to us from the Registered Direct Offering, after deducting our offering expenses, were approximately $2.7 million.

At Market Issuance Sales Agreement with MLV & Co. LLC:

On February 10, 2012, we entered into an At Market Issuance Sales Agreement (the “Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which we could issue and sell shares of our common stock, $0.001 par value per share, having an aggregate offering price of up to $10,000,000 (the “Shares”) from time to time through MLV (the “Offering”). Also on February 10, 2012, we filed a prospectus supplement with the Securities and Exchange Commission in connection with the Offering (the “Prospectus Supplement”). The shares of common stock to be sold under the Agreement were registered pursuant to an effective shelf Registration Statement on Form S-3 (Registration No. 333-162609) and the Prospectus Supplement.

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

We agreed to pay MLV a commission equal to 3.0% of the gross sales price per share sold and provide indemnification and contribution to MLV against certain civil liabilities, including liabilities under the Securities Act.

On July 13, 2012, we delivered to MLV & Co. LLC (“MLV”) notice of termination of the Agreement, which termination became effective July 23, 2012.

From July 1, 2012 through the termination of the ATM Agreement on July 23, 2012, we issued and sold 363,343 shares under the ATM Agreement for net proceeds of $0.4 million. No shares were sold under the ATM Agreement in the first six months of 2012.

A summary of the net change in total cash and investments follows:

(in thousands)	September 30, 2012	December 31, 2011	Change	September 30, 2011	December 31, 2010	Change
Cash and cash equivalents	$1,519	$5,453	$(3,934)	$4,450	$6,280	$(1,830)
Restricted cash	88	98	(10)	138	582	(444)
Short-term investments	-	2,003	(2,003)	6,516	973	5,543
Total cash and investments	$1,607	$7,554	$(5,947)	$11,104	$7,835	$3,269

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

We have outstanding operating lease commitments of approximately $13.5 million, payable over the next five years. Some of these commitments are for space that is not being utilized and for which we recorded restructuring charges in prior periods. As of September 30, 2012, we have sublease agreements totaling approximately $10.0 million to rent portions of our excess facilities over the next five years. We currently believe that we can fund these lease commitments in the future; however, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

We also have pledged approximately $0.1 million as of September 30, 2012 and December 31, 2011 as collateral for stand-by letters of credit to support customer credit requirements. These amounts were in our bank accounts and are included in our restricted cash balances.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4.     CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). These officers have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. As such, we believe that all material information relating to us and our consolidated subsidiaries required to be disclosed in our periodic filings with the SEC (i) is recorded, processed, summarized and reported within the required time period, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the nine months ended September 30, 2012, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations Inherent in all Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, recognize that our disclosure controls and our internal controls (discussed above) cannot prevent all errors or all attempts at fraud. Any controls system, no matter how well crafted and operated, can only provide reasonable, and not absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in any control system, no evaluation or implementation of a control system can provide complete assurance that all control issues and all possible instances of fraud have been or will be detected.

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

We have incurred significant operating losses and have used cash in our operating activities for the past several years. Operating losses have resulted from inadequate sales levels for the cost structure. As of September 30, 2012, we have negative working capital of approximately $4.1 million. In addition, we had outstanding indebtedness to Bridge Bank under our credit facility of $0.9 million.

Our current forecast projects that, absent an infusion of capital, we will be unable to meet our current obligations through September 30, 2013. These conditions raise substantial doubt about our ability to continue as a going concern.

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

TRANSWITCH CORPORATION

November 9, 2012	/s/ Dr. M. Ali Khatibzadeh
Date	Dr. M. Ali Khatibzadeh Chief Executive Officer and President (Chief Executive Officer)

November 9, 2012	/s/ Robert A. Bosi
Date	Robert A. Bosi Vice President and Chief Financial Officer (Chief Financial Officer)

