Form 10-Q/A
period 2012-09-30
TRANSWITCH CORP /DE
filed 2012-11-20
CIK 944739

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

Explanatory Note

TranSwitch Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012 ("Form 10-Q"), which was filed with the Securities and Exchange Commission on November 9, 2012, for the sole purpose of furnishing corrected XBRL Interactive Data Files. Due to a filing error, the XBRL Interactive Data Files originally furnished with the Form 10-Q contained inaccuracies. No other changes have been made to the Form 10-Q. Except as specifically described above, this Amendment No. 1 does not reflect events occurring after the filing of the Form 10-Q, does not update disclosures contained in the Form 10-Q and does not modify or amend the Form 10-Q.

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

TRANSWITCH CORPORATION

November 20, 2012	/s/ Dr. M. Ali Khatibzadeh
Date	Dr. M. Ali Khatibzadeh Chief Executive Officer and President (Chief Executive Officer)

November 20, 2012	/s/ Robert A. Bosi
Date	Robert A. Bosi Vice President and Chief Financial Officer (Chief Financial Officer)

