Form 10-K
period 2012-12-31
TRANSWITCH CORP /DE
filed 2013-03-25
CIK 944739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes ☐   No ☒

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the Registrant, on June 30, 2012 was approximately $31.4 million. At March 18, 2013, as reported on the Nasdaq Capital Market, there were 37,547,935 shares of common stock, par value $.001 per share, of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

 Item 1.    Business

 The following description of our business should be read in conjunction with the information included elsewhere in this document. The description contains certain forward-looking statements that involve risks and uncertainties. When used in this document, the words “intend,” “anticipate,” “believe,” “estimate,” “plan,” “expect” and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements as a result of risk factors set forth elsewhere in this document. See also, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

COMPANY OVERVIEW

TranSwitch Corporation is a Delaware corporation incorporated on April 26, 1988. Our principal executive offices are located at 3 Enterprise Drive, Shelton CT 06484, and our telephone number at that location is (203) 929-8810. Our Internet address is www.transwitch.com. Our common stock trades on the Nasdaq Capital Market under the symbol “TXCC”.

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

High-speed interconnect solutions include HDMI, DisplayPort and Ethernet IP cores and our recently introduced product family HDplay, which incorporates our proprietary HDP technology. Our HDP technology combines HDMI 1.4 and DisplayPort 1.1 and supports either standard with a single connector. The applications for this product family include projectors, AVR systems, HDTVs, video distribution systems and monitors. Our interoperable connectivity solutions are sold to original equipment manufacturers (OEMs) and original design manufacturers (ODMs) for use in consumer electronics. In addition, we have licensed this technology to Samsung, Intel, Texas Instruments, IBM, NEC, TSMC and many others to be incorporated in their products.

For the network infrastructure or telecom market we provide integrated multi-core network processor system-on-a-chip solutions for fixed, 3G and 4G mobile, VoIP and multimedia applications. Network infrastructure processing equipment includes multi-media processing engines to address multiple carrier segments such as wireline and wireless gateways, session border controllers, media resource functions, multi-service access nodes, passive optical network multi-dwelling units and translation gateways.  Enterprise applications include VoIP private branch exchanges. Communication network premises equipment includes IP multimedia subsystem and Voice over LTE capable 4G/LTE fixed wireless gateways, residential gateway routers, small office, home office routers and secure VoIP private branch exchanges. We have developed and maintained a broad telecom intellectual property portfolio. We have leveraged this portfolio by licensing our software and, from time to time, selling our patents.

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

Recent developments:

During the third quarter of 2012, we effectuated a major restructuring which significantly reduced operating expenses. Our operating expenses, excluding restructuring and impairment charges, went from $7.5 million in the second quarter of 2012 to $6.0 million and $6.3 million in third and fourth quarter of 2012 respectively. All product and software development programs related to our telecom product lines were cancelled and we redeployed all of our remaining research and development resources in India and Israel to our interoperable connectivity solutions for consumer electronic and personal computer markets. We also announced our intentions to sell our non-strategic network infrastructure telecom assets. During the third quarter, we announced that we retained a leading patent broker to sell our telecom patent portfolio. Although we will continue to offer our telecom products for the foreseeable future, we will not make any future software enhancements for the software embedded in our communications processor and media system-on-a-chip product lines. Our customers will have the opportunity to license the applicable software if they would like to make further enhancements. To further lower our operating costs, we issued last time buy announcements to a number of our customers of lower volume product lines that have reached their maturity, which afford our customers the opportunity to purchase products to complete their production before our products are discontinued. We also effectuated restructurings in the first and third quarters of 2011 and we continue to assess our cost structure in relationship to our revenue levels, which may necessitate further expense reductions in the future.

Strategy

The company’s primary objective is to become the world leader in video interconnect technology serving the consumer electronic marketplace. Our management undertook a strategic planning process in 2010 and concluded that due to the shrinking telecommunications market and its competitive factors that the best course of action for the company was to deploy its core competencies in high speed communications to the consumer electronics market. Since 2010, management has repositioned the company to leverage its differentiated, high-speed serial communication technology in the video connectivity market in order to grow the top line and reach profitability by gaining share in this large and growing market segment. The company is harvesting its traditional telecommunication business to partially fund the growth of the new video connectivity business. Research and development and selling, general and administrative spending in the telecom segment have been curtailed and the company’s resources are primarily focused on product development, marketing and sales of new video connectivity products.

Our Products and the Functions They Serve

Broadband CPE

a)	Connectivity Solutions- HDMI, DisplayPort, MHL©, HDP™, Ethernet IP Cores and MHDP™ Transceivers

We are a recognized worldwide leader in the licensing of interconnect technologies.  Our intellectual property serves as a key building block for many varied semiconductor applications ranging from consumer electronics to home network equipment to industrial and automotive applications. Our Ethernet technology has been adopted and incorporated by many of the world’s leading semiconductor and equipment manufacturers. Our HDP™ family of products specifically address the HDMI and DisplayPort™ standards for consumer electronics and PC appliances. These technologies have also been licensed by some of the leading semiconductor companies serving the consumer electronics and computer equipment industry.  HDP™ is a patented technology developed for High Definition Television (HDTV) and 3-Dimensional Television (3D-TV) applications.  It combines both HDMI 1.4 and DisplayPort capability in a single circuit enabling HDTV and 3D-TV manufacturers to support either standard with a single connector.  Conceived from our HDP™ technology, our IP cores support aggregate data rates over 10Gbps and are designed to meet all HDMI 1.4 resolution requirements including 3D 1080p at 60Hz, the highest resolution for 3D televisions, and 4K x 2K, the resolution required for digital theatres.  In addition, we developed an IP core that supports Ethernet over HDMI (HEC), and includes the audio return channel (ARC), which eliminates the need for separate audio cables between televisions and home entertainment systems. The result is a technology that elevates the home entertainment experience to new levels of picture quality for consumers while simplifying the overall manufacturing process for HDTV and 3D-TV manufacturers.  In 2011, we introduced HDplay™, our first IC utilizing our HDP™ technology.  HDplay™ enables HDTV and 3D-TV manufacturers to support either standard with a single connector and also incorporates our AnyCable™ technology, which provides superior functionality with any low-cost HDMI™ and DisplayPort cables.  In January 2013, we introduced new HDplay products with the addition of MHL TM capability to support mobile device connectivity for HDTVs and pico projectors

HDwire™ is a video interface solution designed to be used inside flat panel televisions and monitors. Our HDwire™ video interface solution supports current and next-generation HD video displays. The ultra-fast HDwire™ panel interface ensures reliable, crystal-clear video for the high resolution computer and TV displays at low power consumption and low system design cost. We are offering HDwire™ as licensable IP cores and plan to offer an IC line in the future.

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

Our Atlanta processor family is a multi-service SoC for customer premises equipment that supports toll-quality telephone voice, fax and routing functionality over any broadband access network. System designs based on the Atlanta product family can connect directly to a broadband modem or be added as part of a small office / home office, or SOHO, network. Our A2000 is a multi-core SoC supporting wire-speed Gigabit routing performance, up to eight channels of low-bit rate VoIP processing or four channels of HD voice processing and a rich set of data security features. A2000 fulfills the high performance requirements for next generation residential or small business of gateway appliances. A1000 supports a wide range of applications including voice-enabled gateway routers for home and small office use, as well as IEEE 802.11n WiFi routers.

Products for Converged Network Infrastructure

a)	Infrastructure VoIP Processors

Our Entropia series of processors are highly-integrated SoC solutions each incorporating multiple embedded reduced instruction set computing and digital signal processing processors for encoding, decoding and transcoding VoIP traffic according to a multitude of protocols and standards adopted in different networks worldwide. Entropia III and IV can process up to 1,008 voice channels for high-capacity applications while our Entropia II LP product supports medium density applications requiring up to 336 voice channels. Our Entropia series is designed for wire-line and wireless carrier equipment such as Media Gateways, Soft Switches, IMS and MSAN as well as in Enterprise Network applications such as IP-PBX. Because different VoIP coding standards are used by different network operators, a vital attribute of our Entropia processors is their ability to recognize and dynamically adapt to the appropriate coding standard and to trans-code the voice traffic from one standard to another as required. In addition to VoIP processing, our Entropia products provide a complete system-level solution by incorporating a variety of other related functions such as FAX relay, packet processing, circuit emulation, signaling and control required for operation in the carrier’s network.

b)    Access VoIP Processors

A large percentage of fiber-based broadband access deployments are hybrid fiber-copper architectures such as FTTN or FTTB. This is particularly true in countries such as China where large apartment buildings rather than single family houses are the norm. Even in the United States, AT&T has chosen to deploy Fiber-to-the-Node rather than Fiber-to-the-Home based on its own economic analysis. In these Hybrid architectures, the fiber cable terminates in Optical Network Termination (ONT) equipment designed to serve multiple subscribers, is placed in a neighborhood site or in the basement of the apartment building, and the individual subscriber locations are served over copper wires using VDSL or Ethernet technology.

Voice traffic is carried over the fiber portion of the network in packetized form (VoIP), and is decoded and converted to the analog form at the ONT so it can be transmitted over the copper wires. Our Entropia™ III-C series of processors is designed to serve these applications. This new series of Entropia processors scales the market-proven features and performance advantages of our larger flagship Entropia III and Entropia-IV series into an appropriately-sized, highly-integrated SoC that is ideally matched to the requirements for broadband access ONT equipment.

c)    EoS / EoPDH Mappers and Framers

Our products address the predominant formats and data speeds employed in the access portion of the network. We provide solutions that cover both North American (SONET/Async) as well as International (SDH/PDH) standards. Data rates covered by our products range from 1.5 mb/s to 2.5 Gb/s.

Our EtherMap and EtherPHAST product families address the need of carriers to efficiently transport data traffic over their existing SONET, and SDH/PDH networks. Our VTXP products provide low-level grooming of time-division multiplexing circuits which will continue to be a requirement throughout the transition to IP and will be performed predominantly in smaller edge platforms rather than larger metro platforms. Our products are optimized for these edge platforms, and will continue to be applicable as will our broad line of mappers and framers.

Technology

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

Sales and Marketing

 With our recent change in strategic direction, our sales strategy primarily focuses on worldwide suppliers of high-speed communications and communications-oriented equipment. We sell our products using a direct sales support team and marketing field offices located in North America, Taiwan, China, Japan Korea and Europe, and through a network of distributors located throughout North America, Asia and Europe. Our sales strategy for all products is to achieve design wins within key platforms in order to grow the markets in which we participate.

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

Our customers include consumer electronics, telecommunications, data communications, wireless and wire-line equipment, internet access, customer premises, computing, process control, and defense equipment vendors.

Our worldwide direct sales force, technical support personnel and design engineers work together in teams to support our customers. We have technical support capabilities located in key locations throughout the world as well as a technical support team at our headquarters as a backup to the field applications engineers.

Customers

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

Historically, a small number of our customers have accounted for a substantial portion of our net revenues. In 2012, 33% of our net revenues were from two customers.  Note 9 of the Notes to Consolidated Financial Statements provides data on major customers for the last three years.

Research and Development

During the third quarter of 2012, we deployed all research and development resources in India and Israel to our interoperable connectivity solutions for consumer electronic and personal computer markets. Our research and development focus will be to develop products for the latest connectivity standards, and products featuring higher-bandwidth and lower-power links, efficient algorithms, architectures and feature-rich implementations for consumer electronics, personal computing and mobile applications.

We have extensive experience in the areas of high-speed interconnect architecture, circuit design, logic design/verification, firmware/software, and digital audio/video systems.

Research and development expenditures were $15.9 million in 2012, $18.9 million in 2011 and $16.0 million in 2010.

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

Patents and Licenses

We currently have in excess of 35 United States patents with an additional patents pending in the United States. For some of our United States patents, we have coverage in several foreign countries. Internationally, there are patents pending either in specific countries or in the European Patent Office (EPO) or under the Patent Cooperative Treaty (PCT). In addition, we have lifetime licenses to use more than 20 additional United States patents and their foreign derivatives.

We cannot guarantee that our patents will not be challenged or circumvented by our competitors, and we cannot guarantee that pending patent applications will ultimately be issued as patents. Under current law, patent applications in the United States filed before November 29, 2000 are maintained in secrecy until they are issued, but applications filed after November 29, 2000 (and foreign applications) are generally published 18 months after their priority date, which is generally the filing date. The right to a patent in the United States is attributable to the first to invent, while in most other jurisdictions the right to a patent is obtained by the first to file the patent application. We cannot ensure that our products or technologies do not infringe patents that may be granted in the future based upon currently pending non-published patent applications or that our products do not infringe any patents or proprietary rights of third parties. From time to time, we receive communications from third parties alleging patent infringement. If any relevant claims of third-party patents are upheld as valid and enforceable, we could be prevented from selling our products or could be required to obtain licenses from the owners of such patents or be required to redesign our products to avoid infringement. We cannot be assured that such licenses would be available or, if available, would be on terms acceptable to us or that we would be successful in any attempts to redesign our products or processes to avoid infringement. Our failure to obtain these licenses or to redesign our products could have a material adverse effect on our business.

We presently maintain approximately 15 registered trademarks or service marks in the United States and we have one additional trademark registration awaiting approval. We also presently maintain 4 trademark registrations under the European Community Trademark (ECT) procedure and have two trademarks pending approval in Canada and the ECT.

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

 Employees

At December 31, 2012, we had 112 full time employees, including 68 in research and development, 18 in marketing and sales, 4 in operations and quality assurance, and 22 in administration. We have no collective bargaining agreements. We have never experienced any work stoppage, and we believe our employee relations are good.

Executive Officers of the Registrant

Our Executive Officers are as follows:

Dr. M. Ali Khatibzadeh (52)	President, Chief Executive Officer and Director

Mr. Robert A. Bosi (57)	Vice President and Chief Financial Officer

Mr. Amir Bar-Niv (47)	Senior Vice President & General Manager of the High Speed Interconnect Business Unit

Mr. Haim Moshe (54)	Senior Vice President & General Manager of TranSwitch Israel

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

Mr. Robert A. Bosi was named Vice President and Chief Financial Officer in January 2008. He has been a partner in Tatum LLC since 2003.

Mr. Amir Bar-Niv was named Senior Vice President & General Manager of the High Speed Interconnect Business Unit in October 2011 and held the position of Vice President Systems & Applications since November 2007.

Mr. Haim Moshe was named Senior Vice President & General Manager of TranSwitch Israel in October 2011 and held the position of Vice President & GM since December 2007.

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

Our telecom product revenue has declined significantly in the last three years and our strategic direction has changed.

As a result, we are suffering through a period of larger losses, including from operations as well as from write-downs of goodwill and other intangibles assets. Our total revenue has decreased 64% from $49.8 million in 2010 to $17.8 million in 2012. Product revenue has decreased 75% from $41.7 million in 2010 to $10.3 million in 2012. Consequently, we have changed our strategic direction. All product and software development programs related to our telecom product lines were cancelled and we redeployed all of our remaining research and development resources in India and Israel to our interoperable connectivity solutions for consumer electronic and personal computer markets.

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

We are using our available cash and cash equivalents to fund our operations, investments and financing activities.

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

We have incurred substantial operating losses and have used cash in our operating activities for the past several years. Operating losses have resulted from inadequate sales levels for our cost structure. As of December 31, 2012, we had negative working capital of approximately $6.3 million. In addition, as of March 18, 2013, we had outstanding indebtedness to Bridge Bank under our credit facility of approximately $1.7 million.

Our current forecast projects that, absent an infusion of capital, we will be unable to meet our current obligations through December 31, 2013. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2012 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

In July of 2012, we announced a restructuring which primarily affected the telecom product unit and is expected to save $8.0 million in annual operating costs. We also effectuated restructurings in the first and third quarters of 2011. We continue to assess our cost structure in relationship to our revenue levels, which may necessitate further expense reductions.

As with any operating plan, there are risks associated with our ability to execute it, including the current economic environment in which we operate. Therefore, there can be no assurance that we will be able to satisfy our obligations, or achieve the operating improvements as contemplated by the current operating plan. If we are unable to execute this plan, we will need to find additional sources of cash not contemplated by the current operating plan and/or raise additional capital to sustain continuing operations as currently contemplated. There can be no assurance that the additional funding sources will be available to us at favorable rates or at all. If we cannot maintain compliance with our covenant requirements on our bank financing facility or cannot obtain appropriate waivers and modifications, the lenders may call the debt. If the debt is called, we would need to obtain new financing and there can be no assurance that we will be able to do so. If we are unable to achieve our operating plan and maintain compliance with our loan covenants and our debt is called, we will not be able to continue as a going concern. The condensed consolidated financial statements included herein do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

We may be unable to secure additional financing, and if we do, our stockholders may experience dilution of their ownership interest or we may be subject to covenants that limit our operations.

If we are unable to generate sufficient cash flows from operations to meet our anticipated needs for working capital and capital expenditures, we may need to raise additional funds. Such capital may not be available on terms favorable or acceptable to us, if at all. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of our common stock.

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

We may not be able to extend or renew our current credit facility with Bridge Bank on terms reasonably acceptable to us, if at all.

During the third quarter of 2012, we were not in compliance with a financial covenant under the Bridge Bank Agreement and Bridge Bank agreed to waive this event of default and our noncompliance with this covenant. We are currently not in compliance with the asset coverage ratio covenant in the facility and we are discussing with Bridge Bank an agreement pursuant to which Bridge Bank would agree to forbear from exercising its rights in the event of default, which rights include accelerating the repayment of our indebtedness. Although we are in discussions with Bridge Bank about extending the facility, we cannot assure you that we will be able to extend or renew our credit facility on terms reasonably acceptable to us or at all.

In the future, if we are unable to maintain our compliance or obtain a waiver of our noncompliance with this covenant or others, Bridge Bank could accelerate our indebtedness, which could impair our ability to continue to conduct our business. If our indebtedness is accelerated in full or in part, it would be very difficult in the current financing environment for us to refinance our debt or obtain additional financing, which could adversely affect our ability to continue our business.

We may have to further restructure our business.

We may have to make further restructuring changes if we do not sustain the current level of quarterly revenues. Our restructurings could result in management distractions, operational disruptions, and other difficulties. Over the past several years, we have initiated several restructuring activities in an effort to reduce operating costs. Our most recent restructuring was announced in July 2012. Employees whose positions were eliminated in connection with these restructuring activities may seek employment with our customers or competitors. Although each of our employees is required to sign a confidentiality agreement with us at the time of hire, we cannot guarantee that the confidential nature of our proprietary information will be maintained in the course of such future employment. Additionally, we cannot guarantee that we will not undertake additional restructuring activities and that our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous restructuring plans. Also, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to new growth opportunities.

Changes in future business conditions could cause business investments and recorded goodwill and other long-lived assets to become impaired, resulting in substantial losses and write-downs that would reduce our operating income.

We test goodwill amounts for impairment at least annually and consider whether an interim test is required if we believe potential impairment exists. In 2011 and 2010, we recorded goodwill and other intangible impairment charges of $14.3 million and zero, respectively. Of the 2011 impairment charges, $5.4 million related to intangible assets and $8.9 million related to a business acquisition in 2008. In 2012, we recorded goodwill and other intangible impairment charges of approximately $0.6 million. The annual impairment test is based on several factors requiring judgment. We face continued uncertainty in our business environment due to substantial industry, competitive, fiscal and economic challenges. We continue to monitor the recoverability of the carrying value of our goodwill and other long-lived assets which may in the future require us to take substantial write-downs, including with respect to previously written down assets and legacy telecom assets. As part of our overall strategy, we may, from time to time, acquire an interest in a business. Even after careful integration efforts, actual operating results may vary significantly from initial estimates and we may experience unforeseen issues that adversely affect the value of our goodwill or other long-lived assets.

We are a relatively small company with limited resources compared to some of our current and potential competitors and we may not be able to compete effectively and increase market share.

Some of our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours. In addition, some of our current and potential competitors have already established supplier or joint development relationships with the decision makers at our current or potential customers. These competitors may be able to leverage their existing relationships to discourage their customers from purchasing products from us or persuade them to replace our products with their products. Our competitors may also offer bundled solutions offering a more complete product despite the technical merits or advantages of our products. These competitors may elect not to support our products which could complicate our sales efforts. These and other competitive pressures may prevent us from competing successfully against current or future competitors, and may materially harm our business. Competition could decrease our prices, reduce our sales, lower our gross margins and/or decrease our market share.

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position.

Our products are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. A number of large companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We anticipate that shipments of our products to a relatively limited number of customers will continue to account for a significant portion of our total net revenues.

Historically, a relatively small number of customers have accounted for a significant portion of our total net revenues in any particular period. For the years ended December 31, 2012 and December 31, 2011, shipments to our top five customers, including sales through distributors, accounted for approximately 53% and 39% of our total net revenues, respectively. We expect that a limited number of customers may continue to account for a substantial portion of our total net revenues for the foreseeable future.

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

Foreign markets are a significant part of our net product revenues. For each of the years ended December 31, 2012 and December 31, 2011, foreign shipments accounted for approximately 66% and 77%, respectively, of our total net product and services revenues. We expect foreign markets to continue to account for a significant percentage of our total net revenues. A significant portion of our total net revenues will, therefore, be subject to risks associated with foreign markets, including the following:

•	unexpected changes in legal and regulatory requirements and policy changes affecting the telecommunications, data communications and consumer electronics markets;

•	changes in tariffs;

•	exchange rates, currency controls and other barriers;

•	political and economic instability;

•	risk of terrorism or war;

•	difficulties in accounts receivable collection;

•	difficulties in managing distributors and representatives;

•	difficulties in staffing and managing foreign operations;

•	difficulties in protecting our intellectual property overseas;

•	natural disasters;

•	seasonality of customer buying patterns; and

•	potentially adverse tax consequences.

During 2012, a substantial amount of our revenue was from China, Japan, Korea, Taiwan, Italy, Israel and other foreign countries. We expect revenues in 2013 will also be substantially concentrated in foreign markets. While part of our strategy is to diversify the geographic sources of our revenues, failure to further penetrate other markets could harm our business and results of operations and subject us to increased currency risk.

If foreign exchange rates fluctuate significantly, our profitability may decline.

Although substantially all of our total net revenues to date have been denominated in U.S. dollars, the value of the U.S. dollar in relation to foreign currencies also may reduce our total net revenues from foreign customers. A substantial amount of our costs are denominated in Israeli shekels and Indian rupees. To the extent that we further expand our international operations or change our pricing practices to denominate prices in foreign currencies, we will expose our margins to increased risks of currency fluctuations.

Our net product revenues depend on the success of our customers’ products, and our design wins do not necessarily generate revenues in a timely fashion or at all.

Our customers generally incorporate our new products into their products or systems at the design stage. However, a customer’s decision to use our products (a “design win”) often precedes the generation of production revenues, if any, by a year or more. Some customer projects are canceled, and thus will not generate revenues for our products. Nonetheless, the development of our products requires significant expenditures without any assurance of success. In addition, even after we achieve a design win, a customer may require further design changes. Implementing these design changes can also require significant expenditures of time and expense by us in the development and pre-production process. Moreover, the value of any design win will largely depend upon the commercial success of the customer’s product and the extent to which the design of the customer’s systems can accommodates components manufactured by our competitors. We cannot assure you that we will continue to achieve design wins in customer products that ultimately achieve market acceptance. Further, most revenue-generating design wins take several years to translate into meaningful revenues.

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

Historically, average selling prices in our industry have decreased over the life of a product, and, as a result, the average selling prices of our products may decrease in the future. Decreases in the price of our products would adversely affect our operating results. As global competition increases, our customers are increasingly more focused on price. We may have to decrease our prices to remain competitive in some situations, which may negatively impact our gross margins.

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

Part of our business strategy is to license IP through agreements with companies whereby companies incorporate our IP into their respective technologies that address certain markets. There can be no assurance that additional companies will be interested in licensing our technology on commercially favorable terms or at all. We also cannot ensure that companies who license our technology will introduce and sell products incorporating our technology, will accurately report royalties owed to us, will pay agreed upon royalties, will honor agreed upon market restrictions, will not infringe upon or misappropriate our intellectual property and will maintain the confidentiality of our proprietary information. The IP agreements are complex and depend upon many factors including completion of milestones, allocation of values to delivered items and customer acceptances. Many of these factors require significant judgments. Licensing revenue could fluctuate significantly from period to period because it is heavily dependent on a few key deals being completed in a particular period, the timing of which is difficult to predict and may not match our expectations. Because of its high margin content, the licensing mix of our revenue can have a disproportionate impact on gross profit and profitability. Also, generating revenue from these arrangements is a lengthy and complex process that may last beyond the period in which efforts begin and once an agreement is in place, the timing of revenue recognition may be dependent on customer acceptance of deliverables, achievement of milestones, our ability to track and report progress on contracts, customer commercialization of the licensed technology and other factors. Licensing agreements that occur as a result of actual or contemplated litigation are subject to the risk that the adversarial nature of the transaction will induce non-compliance or non-payment. The accounting rules associated with recognizing revenue from these transactions are increasingly complex and subject to interpretation. Due to these factors, the amount of license revenue recognized in any period may differ significantly from our expectations.

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

Our products incorporate technology licensed from third parties

We incorporate technology (including software) licensed from third parties in our products. We could be subjected to claims of infringement regardless of our lack of involvement in the development of the licensed technology. Although a third-party licensor is typically obligated to indemnify us if the licensed technology infringes on another party’s intellectual property rights, such indemnification is typically limited in amount and may be worthless if the licensor becomes insolvent. Furthermore, any failure of third-party technology to perform properly would adversely affect sales of our products incorporating such technology.

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

Our industry is intensely competitive and is characterized by the following:

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

The markets that we serve are intensely competitive. A number of our customers have internal semiconductor design or manufacturing capability with which we also compete in addition to our other competitors. Any failure by us to compete successfully in these target markets would have a material adverse effect on our business, financial condition and results of operations.

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

We have been, and expect in the future to be, particularly dependent upon a limited number of foundries for our VLSI device requirements. In 2012, one outside wafer foundry supplied a substantial amount of our total semiconductor wafer requirements. The time required to qualify alternative manufacturing sources for existing or new products could be substantial and we might not be able to find alternative manufacturing sources able to produce our VLSI devices with acceptable manufacturing yields. As a result, we expect that we could experience substantial delays or interruptions in the shipment of our products if there was a sudden increase in demand or if our foundry suppliers were to cease operations or limit our capacity.

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

The complexity of our products may lead to errors, defects and/or bugs, any of which could subject us to significant costs or damages and adversely affect market acceptance of our products.

Although we, our customers and our suppliers rigorously test our products, our products are complex and may contain errors, defects or bugs when first introduced or as new versions are released. We have in the past experienced, and may in the future experience, errors, defects and bugs. If any of our products contain production defects or reliability, safety, quality or compatibility problems that are significant to our customers, our reputation may be damaged and customers may be reluctant to buy our products, which could adversely affect our ability to retain existing customers and attract new customers. In addition, these defects or bugs could interrupt or delay sales of affected products to our customers, which could adversely affect our results of operations.

If defects or bugs are discovered after commencement of commercial production of a new product, we may be required to make significant expenditures of capital and other resources to resolve the problems. This could result in significant additional development costs and the diversion of technical and other resources from our other development efforts. We could also incur significant costs to repair or replace defective products, and we could be subject to claims for damages by our customers or others against us. We could also be exposed to product liability claims or indemnification claims by our customers. These costs or damages could have a material adverse effect on our financial condition and results of operations.

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

During the past six years, we have acquired three companies, one based in the United States and two based in Israel.

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

Our ability to sublease unoccupied office space may adversely affect our future cash outflows.

We have outstanding operating lease commitments of approximately $13.5 million, payable over the next five years. Some of these commitments are for space that is not being utilized and, for which, we recorded restructuring charges in prior periods. We currently have subleases for the majority of our unoccupied space but our sublease income generated will not offset the entire future commitment. As of December 31, 2012, we had sublease agreements totaling approximately $9.3 million to rent portions of our unoccupied facilities over the next five years. We currently believe that we can fund these lease commitments in the future; however, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

Of the office space being leased in our Shelton, Connecticut location, as of December 31, 2012, approximately 92,880 square feet is unoccupied, the majority of which we have taken restructuring charges for in prior years. Substantially all of this space is currently being sublet, but not for the full amount of our lease obligation. If we are unable to collect our sub-lease rents, our future cash outflows would be adversely affected.

We may be subject to information technology failures that could damage our reputation, business operations and financial condition.

We rely on information technology for the effective operation of our business. Our systems are subject to damage or interruption from a number of potential sources, including natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, cyber attacks, sabotage, vandalism, or similar events or disruptions. Our security measures may not detect or prevent such security breaches. Any such compromise of our information security could result in the unauthorized publication of our confidential business or proprietary information, result in the unauthorized release of customer, supplier or employee data, result in a violation of privacy or other laws, expose us to a risk of litigation or damage our reputation. In addition, our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business, which could negatively affect our business and operating results.

Third parties with which we conduct business have access to certain portions of our sensitive data. In the event that these third parties do not properly safeguard our data that they hold, security breaches could result and negatively impact our business, operations and financial results.

Customer demands and new regulations related to conflict-free minerals may adversely affect us.

The Dodd-Frank Wall Street Reform and Consumer Protection Act imposes new disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in products, whether or not these products are manufactured by third parties. These new requirements could affect the pricing, sourcing and availability of minerals used in the manufacture of semiconductor devices (including our products). There will be additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. Our supply chain is complex and we may be unable to verify the origins for all metals used in our products. We may also encounter challenges with our customers and stockholders if we are unable to certify that our products are conflict free.

Most of our current manufacturers, assemblers, test service providers, distributors and customers are concentrated in the same geographic region, which increases the risk that a natural disaster, epidemic, labor strike, war or political unrest could disrupt our operations or sales

Many of our current manufacturers, assemblers, test service providers, distributors and customers are located in the Pacific Rim region. The risk of earthquakes in the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area. Earthquakes, tsunamis, fire, flooding, lack of water or other natural disasters, an epidemic, political unrest, war, labor strikes or work stoppages in countries where our manufacturers, assemblers and test subcontractors are located, likely would result in the disruption of our production capacity. There can be no assurance that alternate capacity could be obtained on favorable terms, if at all.

A natural disaster, epidemic, labor strike, war or political unrest where our customers' facilities are located would likely reduce our sales to such customers. North Korea's geopolitical maneuverings have created unrest. Such unrest could create economic uncertainty or instability, could escalate to war or otherwise adversely affect our customers and reduce our sales to such customers, which would materially and adversely affect our operating results. Any disruption resulting from these events could also cause significant delays in shipments of our products until we are able to shift our manufacturing, assembling or testing from the affected subcontractor to another third-party vendor.

Risks Related to Our Common Stock

We are not currently in compliance with the Nasdaq Capital Market $1.00 minimum bid price requirement or the minimum stockholders’ equity requirement, and failure to regain and maintain compliance with such standards could result in delisting and adversely affect the market price and liquidity of our common stock and our ability to raise additional capital.

Our common stock is currently listed on the Nasdaq Capital Market (“Nasdaq”). Continued listing of a security on Nasdaq is conditioned upon compliance with various continued listing standards.

On December 4, 2012, we received a letter from Nasdaq (the “Minimum Bid Price Notice”) notifying us that the closing bid price of our common stock was below the $1.00 minimum bid price requirement for 30 consecutive business days and, as a result, the Company no longer complied with the minimum bid price requirement under Listing Rule 5550(a)(2) for continued listing on Nasdaq. The Minimum Bid Price Notice also stated that we have been provided an initial compliance period of 180 calendar days, or until June 3, 2013, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days prior to June 3, 2013. If we do not regain compliance by June 3, 2013, Nasdaq will provide notice to us that our securities will be subject to delisting.

On February 26, 2013, we received a letter from Nasdaq (the “Stockholders’ Equity Notice”) notifying us that we were no longer in compliance with the minimum stockholders’ equity requirement of at least $2.5 million for continued listing on Nasdaq. The Stockholders’ Equity Notice does not result in the immediate delisting of our common stock from Nasdaq. Rather, under the Nasdaq Listing Rules, we have 45 calendar days from the date of the Stockholders’ Equity Notice to submit to Nasdaq a plan to regain compliance. If the plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the Stockholders’ Equity Notice for us to evidence compliance. If we submit a plan, Nasdaq will determine whether to accept the plan, considering such criteria as the likelihood that the plan will result in compliance with Nasdaq’s continued listing criteria, our past compliance history, the reasons for our current non-compliance, other corporate events that may occur within the review period, our overall financial condition and our public disclosures. If Nasdaq does not accept the plan, we will have the opportunity to appeal that decision to a Hearings Panel.

If we are delisted and cannot obtain listing on another major market or exchange, our stock’s liquidity would suffer, and we would likely experience reduced investor interest. Such factors may result in a decrease in our stock’s trading price. In addition, the failure to trade on a national securities exchange may hinder our efforts to obtain financing.

Our stock price is volatile.

The market for securities for communication semiconductor companies, including our Company, has been highly volatile. The daily closing price of our common stock has fluctuated between a low of $0.56 and a high of $8.96 during the period from January 1, 2009 to December 31, 2012. It is likely that the price of our common stock will continue to fluctuate widely in the future. Factors affecting the trading price of our common stock include:

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

Provisions of our certificate of incorporation, by-laws, rights plan and Delaware law may discourage takeover offers and may limit the price investors would be willing to pay for our common stock.

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

Item 2.   Properties

Our headquarters is located in a suburban office park in Shelton, Connecticut. We have additional sales offices and design centers located throughout the world. The following is a summary of our material offices and locations for which we have lease commitments:

Location	Business Use	Square Footage	Lease Expiration Dates

Shelton, Connecticut	Corporation Headquarters, Product Development, Operations, Sales, Marketing and Administration	9,684	November 2017

Herzeliya, Israel	Product Development, Sales & Service	9,688	Less than 1 Year

New Delhi, India	Product Development	16,804	January 2015

Fremont, California	Product Development, Sales, Marketing and Administration	11,222	January 2014

Unoccupied property:

Shelton, Connecticut	Subleased	92,880	April 2017

Internationally, we also lease space in Japan, China, Taiwan, France and South Korea for sales offices. Our current facilities are adequate for our needs.

Refer to Note 16—Commitments and Contingencies of our Consolidated Financial Statements for additional disclosures regarding our commitments under lease obligations. Also, refer to Note 15—Restructuring Charges of our Consolidated Financial Statements regarding our restructuring charges during fiscal years 2010 through 2012 as we have recorded charges for future rent payments relating to excess office space.

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

	High	Low

Quarter to date

First Quarter (through March 22, 2013)	$1.01	$0.57

Year ended December 31, 2012
First Quarter	$3.56	$2.46
Second Quarter	$2.66	$1.10
Third Quarter	$1.28	$0.79
Fourth Quarter	$1.09	$0.56

Year ended December 31, 2011
First Quarter	$4.61	$2.00
Second Quarter	$5.50	$3.05
Third Quarter	$3.10	$2.24
Fourth Quarter	$3.23	$2.11

Continued listing of a security on Nasdaq is conditioned upon compliance with various continued listing standards. There can be no assurance that we will continue to satisfy the requirements for maintaining listing on Nasdaq.

On December 4, 2012, we received a letter from Nasdaq (the “Minimum Bid Price Notice”) notifying us that the closing bid price of our common stock was below the $1.00 minimum bid price requirement for 30 consecutive business days and, as a result, the Company no longer complied with the minimum bid price requirement under Listing Rule 5550(a)(2) for continued listing on Nasdaq. The Minimum Bid Price Notice also stated that we have been provided an initial compliance period of 180 calendar days, or until June 3, 2013, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days prior to June 3, 2013. If we do not regain compliance by June 3, 2013, Nasdaq will provide notice to us that our securities will be subject to delisting.

On February 26, 2013, we received a letter from Nasdaq (the “Stockholders’ Equity Notice”) notifying us that we were no longer in compliance with the minimum stockholders’ equity requirement of at least $2.5 million for continued listing on Nasdaq. The Stockholders’ Equity Notice does not result in the immediate delisting of our common stock from Nasdaq. Rather, under the Nasdaq Listing Rules, we have 45 calendar days from the date of the Stockholders’ Equity Notice to submit to Nasdaq a plan to regain compliance. If the plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the Stockholders’ Equity Notice for us to evidence compliance. If we submit a plan, Nasdaq will determine whether to accept the plan, considering such criteria as the likelihood that the plan will result in compliance with Nasdaq’s continued listing criteria, our past compliance history, the reasons for our current non-compliance, other corporate events that may occur within the review period, our overall financial condition and our public disclosures. If Nasdaq does not accept the plan, we will have the opportunity to appeal that decision to a Hearings Panel.

If we are delisted and cannot obtain listing on another major market or exchange, our stock’s liquidity would suffer, and we would likely experience reduced investor interest. Such factors may result in a decrease in our stock’s trading price. Delisting may also restrict us from issuing additional securities or securing financing.

As of March 1, 2013, there were approximately 158 holders of record and approximately 16,051 beneficial shareholders of our common stock.

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

We also have securities authorized for issuance under equity compensation plans. The following table provides information as of December 31, 2012 with respect to shares of our common stock that may be issued under our existing equity compensation plans, including our 1995 Third Amended and Restated Stock Plan (the “1995 Plan”), 2000 Stock Option Plan (the “2000 Plan”), 2008 Equity Incentive Plan (the “2008 Plan”), and 2005 Employee Stock Purchase Plan (the “Purchase Plan”). No shares are available for future grants under the 1995 Plan or 2000 Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities reflected in Column (a))
	(a)		(b)		(c)
Equity Compensation Plans Approved by Stockholders (1)	2,941,338	(3)(4)	$3.68	(3)	1,955,501
Equity Compensation Plans Not Approved by Stockholders (2)	159,569		$10.71		-
Total	3,100,907		$4.04		1,955,501

(1)	Consists of the 1995 Plan, the 2008 Plan, and the Purchase Plan.
(2)	Consists of the 2000 Plan.
(3)	Excludes purchase rights accruing under the Purchase Plan which has a stockholder-approved reserve of 250,000 shares. Under the Purchase Plan, each eligible employee is able to purchase up to 2,000 shares of our common stock at semi-annual intervals each year at a purchase price per share equal to 85% of the lower of the fair market value of our common stock on the first or last trading day of a purchase period.
(4)	Includes restricted stock units of 1,701,779. These awards have no strike price and are issued from our 2008 Plan.

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

During the years ended December 31, 2010, 2011 and 2012, we did not repurchase any shares.

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

	Years ended December 31,
	2012	2011	2010
	(Amounts presented in thousands, except per share amounts)
Selected Consolidated Statements of Operations Data:

Net revenues	$17,878	$28,255	$49,822

Gross profit	12,011	17,932	27,798

Operating loss	(17,735)	(22,136)	(3,439)

Net loss (1)	$(18,222)	$(22,872)	$(4,609)

Basic and diluted net loss per common share	$(0.55)	$(0.82)	$(0.21)

Shares used in calculation of basic and diluted net loss per common share	33,130	27,911	22,162

	December 31,
	2012	2011	2010
Selected Consolidated Balance Sheets Data:
Cash, cash equivalents, restricted cash and short-term investments	$2,244	$7,554	$7,835
Total current assets	8,639	17,793	20,386
Working capital	(6,266)	4,866	1,617
Total non-current assets	8,958	9,825	25,432
Total assets	17,597	27,618	45,818

Convertible Notes due within one year	—	—	3,758
Total current liabilities	14,905	12,927	18,769
5.45% Convertible Notes due 2010, long-term	—	—	—
5.45% Convertible Notes due 2011, long-term	—	—	—
Total non-current liabilities	1,463	2,485	10,317
Total stockholders’ equity	1,229	12,206	16,732

(1)	The reported net loss for 2012, 2011 and 2010 reflects stock-based compensation expenses of $2.4 million, $2.5 million and $2.4 million, respectively.

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

Results of operations.    This section provides an analysis of our results of operations for the years ended December 31, 2012, 2011 and 2010. In addition, a brief description is provided of transactions and events that impact the comparability of the results.

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

We provide innovative integrated circuit (IC) and intellectual property (IP) solutions that deliver core functionality for video, voice, and data communications equipment for the customer premises and network infrastructure markets.  For the customer- premises market, we offer multi-standard, high-speed interconnect solutions enabling the distribution and presentation of high-definition (HD) video and data content for consumer electronics applications through our HDplay product family.

High-speed interconnect solutions include HDMI, DisplayPort and Ethernet IP cores and our recently introduced product family HDplay, which incorporates our proprietary HDP technology. Our HDP technology combines HDMI 1.4 and DisplayPort 1.1 and supports either standard with a single connector. The applications for this product family include projectors, AVR systems, HDTVs, video distribution systems and monitors. Our interoperable connectivity solutions are sold to original equipment manufacturers (OEMs) and original design manufacturers (ODMs) for use in consumer electronics. In addition we have licensed this technology to Samsung, Intel, Texas Instruments, IBM, NEC, TSMC and many others to be incorporated in their products.

For the network infrastructure, or telecom market, we provide integrated multi-core network processor system-on-a-chip solutions for fixed, 3G and 4G mobile, VoIP and multimedia applications. Network infrastructure processing equipment includes multi-media processing engines to address multiple carrier segments such as wireline and wireless gateways, session border controllers, media resource functions, multi-service access nodes, passive optical network multi-dwelling units and translation gateways.  Enterprise applications include VoIP private branch exchanges. Communication network premises equipment includes IP multimedia subsystem and Voice over LTE capable 4G/LTE fixed wireless gateways, residential gateway routers, small office, home office routers and secure VoIP private branch exchanges. We have developed and maintained a broad telecom intellectual property portfolio. We have leveraged this portfolio by licensing our software, and from time to time, selling our patents.

Our revenues were $17.9 million in 2012, $28.3 million in 2011 and $49.8 million in 2010. As a result of decreased revenues over the past few years, we have taken strict cost control measures including the implementation of restructuring plans during 2010, 2011 and 2012.

During the years ended December 31, 2012 and 2011, we raised approximately $5.2 million and $16.1 million, respectively, in net proceeds from sales of shares of our common stock (see Note 14 of the Notes to the Consolidated Financial Statements).

We also entered into an Amended and Restated Business Financing Agreement (the “Amended Financing Agreement”) with Bridge Bank N.A. (“Bridge Bank”) on April 4, 2011 which matures on April 4, 2013 and amended and restated our prior credit facility. The Amended Financing Agreement provides us a credit facility of up to $5.0 million which bears interest at the higher of (i) the prime rate plus 2.0% or (ii) 5.25% percent, plus the payment of certain fees and expenses (the “Facility”). The Facility is secured by substantially all of our personal property, including our accounts receivable and intellectual property. Subject to the terms of the Amended Financing Agreement, availability under the Facility is based on a formula pursuant to which Bridge Bank would advance an amount equal to the lower of $5.0 million or 80% of our eligible accounts receivable($2.4 million at December 31, 2012), with account eligibility and advance rates determined by Bridge Bank in its sole discretion. The term of the Facility is two years and at the expiration of such term, all loan advances under the Facility will become immediately due and payable.

At December 31, 2012 and 2011, we had outstanding borrowings under this Facility of $2.4 million and zero, respectively. We are in discussions with Bridge Bank about extending the Facility. We are currently not in compliance with the asset coverage ratio covenant in the Facility and we are discussing with Bridge Bank an agreement pursuant to which Bridge Bank would agree to forbear from exercising its rights in the event of default, which rights include accelerating the repayment of our indebtedness.

Our current forecast projects that, absent an infusion of capital, we will be unable to meet our current obligations through December 31, 2013. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2012 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

(4) estimating values used for the impairment analysis of intangibles and long-lived assets;

(5) estimating values used for the goodwill impairment analysis;

(6) estimating excess and obsolete inventories;

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

We also accrue, at the time of shipment, a reduction to revenue (with a related liability) and an inventory asset against product cost of revenues in order to establish a provision for the gross margin related to future returns under our distributor stock rotation program. Such accruals related to reductions of revenue were $0.3 million, $0.4 million and $0.8 million at December 31, 2012, 2011 and 2010, respectively. The accruals related to inventory assets are insignificant to our financial position and results of operations for all periods presented. Should our actual experience differ from our estimated liabilities, there could be adjustments (either favorable or unfavorable) to our net revenues, cost of revenues and gross profits.

We provide a warranty on our products for up to one year from the date of shipment. Warranty expense is insignificant to all periods presented.

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

For intangibles and long-lived assets, when factors indicate that a long-lived asset should be evaluated for possible impairment, an estimate of the related asset’s undiscounted future cash flows over the remaining life of the asset is made to measure whether the carrying value is recoverable. Any impairment is measured based upon the excess of the carrying value of the asset over its estimated fair value which is generally based on an estimate of future discounted cash flows. A significant amount of management judgment is used in estimating future discounted cash flows. During the fourth quarter of 2012 and 2011, impairment testing for certain purchased customer relationships and developed technology was performed and indicated that the undiscounted future cash flows of these intangible assets were less than its corresponding carrying amount. As a result of the discounted cash flow analysis performed, we measured and recorded an impairment of these intangible assets of $0.6 million in 2012 and $5.4 million in 2011. The 2012 and 2011 impairment involved purchased customer relationships and developed technology related to a business acquisition in 2008.

Our impairment review of goodwill was performed using a fair-value method and discounted cash flow models with estimated cash flows based on internal forecasts which included terminal values based on current market valuation metrics. The fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating fair value, we used our common stock’s market price to determine fair value and other valuation metrics. In addition, we performed discounted cash flow analysis on the reporting units to determine fair value. There were no goodwill impairment charges in 2012 or 2010. During the fourth quarter of 2011, impairment testing performed by us indicated that the estimated fair value of the reporting unit tested was less than its corresponding carrying amount. As a result of the analyses performed, we recorded goodwill impairment charges of $8.9 million in 2011. The 2011 impairment involved goodwill related to a business acquisition in 2008.

A considerable amount of management judgment and assumptions are required in performing impairment tests. While we believe that our judgments and assumptions were reasonable, different assumptions could change the estimated fair values and, therefore, additional impairment charges could be required.

Estimated Excess Inventories.     We periodically review our inventory levels to determine if inventory is stated at the lower of cost or net realizable value. The telecommunications and data communications industries have experienced a significant downturn during the past few years and, as a result, we have had to evaluate our inventory position based on known backlog of orders, projected sales and marketing forecasts, shipment activity and inventory held at our significant distributors. We recorded charges for excess and obsolete inventories totaling approximately $0.9 million in 2012, $0.2 million in 2011 and $0.8 million in 2010.

During 2012, 2011 and 2010, we recorded net product revenues of approximately $0.6 million, $0.4 million and $1.2 million, respectively, on shipments of excess and obsolete inventory that had previously been written down to their estimated net realizable value of zero. This resulted in almost 100% gross margin on these product revenues. Had these products been sold at our historical average cost basis, gross margin on these revenues would have been 72%, 51% and 58% in 2012, 2011 and 2010 respectively. We currently do not anticipate that a significant amount of the excess and obsolete inventories subject to the write-downs described above will be used in the future based upon our current demand forecast. Should our actual future demand exceed the estimates that we used in writing down our excess and obsolete inventories, we will recognize a favorable impact to cost of revenues and gross profits. Should demand fall below our current expectations, we may record additional inventory write-downs which will result in a negative impact to cost of revenues and gross profits.

Estimated Restructuring Liabilities.    During 2012, we recorded a net restructuring charge of approximately $1.4 million. We implemented a restructuring plan in the second quarter of 2012 that included a workforce reduction of approximately 64 positions primarily in our Bangalore, India, New Delhi, India, Fremont, California, Shelton, Connecticut, and European locations. We recorded restructuring charges of approximately $1.1 million related to employee termination benefits, approximately $0.2 million related to facilities costs and $0.4 million for other costs. These new restructuring charges were partially offset by approximately $0.3 million of a restructuring benefit that was an adjustment to a prior restructuring charge for a facility lease obligation in Shelton, Connecticut. During 2011, we recorded a net restructuring benefit of $5.6 million. On December 28, 2011, we entered into an amendment (the “Amendment”) to a sublease agreement (the “Sublease”) with an unaffiliated party to sublease 92,880 square feet of our office space in Shelton, Connecticut. As a result of the Sublease, we reversed approximately $7.0 million of previously accrued restructuring liabilities. This amendment extends the sublease through May 2017. This benefit was partially offset by approximately $1.4 million of charges for workforce reductions implemented during 2011. In the third quarter of 2011, we implemented a restructuring plan that included a workforce reduction of approximately 39 positions primarily in our Shelton, Connecticut, Fremont, California, New Delhi, India and Bangalore, India locations. We also implemented a restructuring plan in the first quarter of 2011 that included a workforce reduction of approximately 26 positions primarily in our Fremont, California, New Delhi, India and Bangalore, India locations. The restructuring charges are primarily for employee termination benefits. During 2010, we recorded a net restructuring charge of approximately $0.4 million. We implemented a restructuring plan in the first quarter of 2010 that included a workforce reduction of approximately 17 positions in our Shelton, Connecticut, Fremont, California, New Delhi, India and Bangalore, India locations. The restructuring charges were primarily for employee termination benefits. All of the related cash expenditures were paid during 2010. At December 31, 2012 and 2011, the restructuring liabilities were $3.5 million and $4.5 million, respectively, on our consolidated balance sheets. Restructuring liabilities at December 31, 2012 include approximately $2.5 million of liabilities for facility lease costs and approximately $1.0 million for employee termination benefits and other costs (Refer to Note 15 – Restructuring Charges of the Notes to Consolidated Financial Statements). These facility operating leases expire in 2017. The future cash outlays for all of our operating lease commitments are discussed in Note 16 of the Notes to Consolidated Financial Statements. Certain assumptions are used by us to derive this estimate, including future maintenance costs, price escalation and sublease income derived from these facilities. Should we negotiate additional sublease rental income agreements or reach a settlement with our lessors to be released from our existing obligations, we could realize a favorable benefit to our results of future operations. Should future lease, maintenance or other costs related to these facilities exceed our estimates, we could incur additional expenses in future periods.

Valuation of Investments in Non-Publicly Traded Companies and Venture Capital Funds.     We have been making strategic equity investments in non-publicly traded companies that develop technologies that are complementary to our product road map. Depending on our level of ownership and whether or not we have the ability to exercise significant influence, we account for these investments on either the cost or equity method, and review such investments periodically for impairment. The appropriate reductions in carrying values are recorded when, and if, necessary. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, we carefully consider the investee’s cash position, projected cash flows (both short and long-term), financing needs, most recent valuation data, the current investing environment, management / ownership changes, and competition. This evaluation process is based on information that we request from these privately held companies. This information is not subject to the same disclosure and audit requirements as the reports required of United States public companies, and as such, the reliability and accuracy of the data may vary. Based on our evaluations, we had no impairment charges related to our investments in non-publicly traded companies during 2012, 2011 or 2010. Also, during the first quarter of 2010, we sold our investment in Opulan Technologies Corp. (“Opulan”) for $2.7 million.  The carrying value of this investment in Opulan was also $2.7 million and accordingly no gain or loss was recorded on this transaction. The total investment in non-public companies was $0.4 million and $0.3 million as of December 31, 2012 and 2011, respectively. (For further discussion, please refer to Note 4 Investments in Non-Publicly Traded Companies and Venture Capital Funds in our Consolidated Financial Statements). We used the modified equity method of accounting to determine the impairment loss for certain investments, as it was determined that no better current evidence of the value of our cost method investments existed and we believe that this gives us the best basis for our estimate given the historic negative cash flows of these companies. The modified equity method of accounting results in recording an impairment loss on a cost method investment equal to the investor’s proportionate share of the investee’s losses as its contributed capital is consumed to fund operating losses of the investee from the inception of the investor’s investment.

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

	Years ended December 31,
	2012	2011	2010
Net revenues:
Product revenues	58%	70%	84%
Service revenues	42%	30%	16%

Total net revenues	100%	100%	100%
Cost of revenues:
Product cost of revenues	21%	24%	36%
Provision for excess and obsolete inventories	5%	1%	2%
Service cost of revenues	7%	12%	6%

Total cost of revenues	33%	37%	44%

Gross profit	67%	63%	56%

Operating expenses:
Research and development	89%	67%	32%
Marketing and sales	28%	26%	16%
General and administrative	43%	26%	15%
Restructuring charges (credits), net	8%	(20)%	1%
Impairment of goodwill and other intangibles	4%	50%	-
Reversal of accrued royalties, net	(6)%	(8)%	(1)%

Total operating expenses	166%	141%	63%

Operating loss	(99)%	(78)%	(7)%

Comparison of Fiscal Years 2012 and 2011

Net Revenues. We have two product line categories: Customer Premises Equipment (CPE) and Network Infrastructure. Our CPE product line category includes HDMI, DisplayPort and Ethernet IP Cores which have been incorporated into a number of consumer electronics and PC appliances and Multi-Service Communications Processors used in broadband modems or to be added as part of a small office, home office, or SOHO network. Our CPE product line also includes our recently introduced product family HDplay, which incorporates our proprietary HDP technology. Our HDP technology combines HDMI 1.4 and Displayport 1.1 and supports either standard with a single connector. The applications for this product include projectors, AVR systems and monitors. Our interoperable connectivity solutions are sold to original equipment manufacturers (OEMs) for use in consumer electronics.

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

The following table summarizes our net revenue mix by product line category:

(Tabular dollars in thousands)	Year Ended December 31, 2012		Year Ended December 31, 2011
	Revenues	Percent of Total Revenues	Revenues	Percent of Total Revenues	Percentage Increase (Decrease) in Revenues
Network Infrastructure	$14,202	79%	$19,368	69%	(27)%

Customer Premises Equipment	3,676	21%	8,887	31%	(59)%

Total	$17,878	100%	$28,255	100%	(37)%

Total net revenues in 2012 were $17.9 million as compared to $28.3 million in 2011, a decrease of $10.4 million, or 37%. Our Network Infrastructure revenues decrease of approximately 27% was a result of lower sales of Carrier Ethernet and VoIP products due to reduced telecom infrastructure capital expenditures and the maturation of our product lines as well as reduced sales of our Network Infrastructure Application Specific Integrated Circuit products. Our CPE revenues decrease of approximately 59% was attributable to decreased service revenues for IP licensing of our high speed interface technology and reduced sales of CPE Application Specific Integrated Circuit products.

For 2012 and 2011, international net revenues were approximately 66% and 77%, respectively, of net revenues.

As of December 31, 2012, our backlog was $2.4 million, as compared to $4.3 million as of December 31, 2011. Backlog represents firm orders anticipated to be shipped, and service revenue expected to be billed under existing contracts, during the next 12 months. Our business and, to a large extent, that of the entire communication semiconductor industry, is characterized by short-term order and shipment schedules. Since orders constituting our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty, backlog is not necessarily indicative of future revenues.

Gross Profit. Gross profit was $12.0 million and $17.9 million for the years ended December 31, 2012 and 2011, respectively, a decrease of approximately $5.9 million for 2012 as compared to 2011. The decrease in gross profit was primarily the result of a decrease in net product revenues which was partially offset by higher gross margins on service revenues in 2012. The total gross profit as a percentage of total revenue was 67% and 63% for 2012 and 2011, respectively. Gross profit percentage on service revenues was 83% and 60% for 2012 and 2011, respectively. The changes in gross margin percentage are mostly attributable to changes in product mix, especially a larger portion of royalties and higher margin IP licensing revenues.

During the years ended December 31, 2012 and 2011, gross profit was affected favorably in the amount of $0.2 million and $0.2 million, respectively, from the sales of products that had previously been written down to a cost basis of zero. Also during the years ended December 31, 2012 and 2011, we recorded provisions for excess and obsolete inventories in the amount of $0.9 million and $0.2 million, respectively. These charges had a negative impact on our gross profit.

We anticipate that gross profit will continue to be impacted by fluctuations in the volume and mix of our product shipments as well as material costs, yield and the fixed cost absorption of our production operations.

Research and Development.    Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to electronic design automation tools, subcontracting and fabrication costs, depreciation and amortization, and facilities expenses. Research and development expenses for 2012 were $15.9 million which decreased $3.0 million, or 16% as compared to the prior year. These decreases were a result of decreased labor and other cost savings as a result of workforce reductions from restructuring plans that were implemented during the first and third quarters of 2011 and second quarter of 2012. The workforce reductions principally affected our Network Infrastructure product line.

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

Marketing and Sales.    Marketing and sales expenses consist primarily of personnel-related, trade show, travel and facilities expenses. Marketing and sales expenses for the year ended December 31, 2012 decreased by $2.3 million or 31% as compared to the year ended December 31, 2011. These decreases were a result of decreased salaries as a result of workforce reductions from restructuring plans that were implemented during the first and third quarters of 2011 and second quarter of 2012, along with reduced expense for amortization of intangible assets as a result of lower intangible asset balances due to intangible asset impairment charges that were recorded in 2012 and 2011.

General and Administrative.   General and administrative expenses consist primarily of personnel-related expenses, professional and legal fees, and insurance and facilities expenses.  General and administrative expenses for 2012 increased $0.3 million or 4% as compared to 2011.  This increase was a result of increased professional and legal fees partially offset by decreased salaries as a result of workforce reductions from restructuring plans that were implemented during second quarter of 2012.

Restructuring Charges (Credits), net.   During the years ended December 31, 2012 and 2011, we recorded net restructuring charges of $1.4 million and net restructuring credits of $5.6 million, respectively. Information on restructuring charges and credits for each of the last two years is located in Note 15 of the Notes to Consolidated Financial Statements.

Impairment of Goodwill and Other Intangibles. For 2012 and 2011, we recorded goodwill and other intangible impairment charges of $0.6 million and $14.3 million, respectively. Information on the impairment of goodwill and other intangibles recorded during 2012 and 2011 is located in Note 1 and Note 7 of the Notes to Consolidated Financial Statements.

Interest Expense net. Interest expense, net was $0.1 million for the years ended December 31, 2012 and 2011.

Interest income may fluctuate in the future as it is affected by our cash and investment balances and the related interest rates. At December 31, 2012 and 2011, the effective interest rate on our interest-bearing securities was approximately 1.0% and 2.5%, respectively.

Other Income (Expense). For the years ended December 31, 2012 and 2011, we had other expense of less than $0.1 million and other income of less than $0.1 million, respectively. In 2011, we determined that our intercompany loan balances with our foreign subsidiaries are classified as long-term.  As such, we recorded exchange gains and losses in the translation of these balances as other comprehensive income or loss for the years ended December 31, 2012 and 2011.

Income Tax Expense. Our income tax expense of $0.4 million in 2012 and $0.6 million in 2011 is applicable to the operating results of certain of our foreign subsidiaries, principally India. We have incurred significant taxable losses for United States federal and state purposes. We have not recognized any income tax benefits on those losses because their realization is uncertain.

Comparison of Fiscal Years 2011 and 2010

Net Revenues. See introductory paragraphs under the heading “Net Revenues” under “Comparison of Fiscal years 2012 and 2011” above for a description of our product lines.

The following table summarizes our net revenue mix by product line category:

(Tabular dollars in thousands)	Year Ended December 31, 2011		Year Ended December 31, 2010
	Revenues	Percent of Total Revenues	Revenues	Percent of Total Revenues	Percentage Increase (Decrease) in Revenues

Network Infrastructure	$19,368	69%	$32,095	64%	(40)%

Customer Premises Equipment	8,887	31%	17,727	36%	(50)%

Total	$28,255	100%	$49,822	100%	(43)%

Total net revenues in 2011 were $28.3 million as compared to $49.8 million in 2010, a decrease of $21.5 million or 43%. Our Network Infrastructure revenues decrease of approximately 40% was a result of lower sales of Optical Transport and VoIP products due to reduced telecom infrastructure capital expenditures and reduced sales of our Application Specific Integrated Circuits products. Our CPE revenues decrease of approximately 50% was attributable to the ramping down of our Mustang (gigabit Ethernet passive optical) product line towards the end of 2010 and reduced sales of our Communications Processor products. This reduction was partially offset by increased service revenues which include IP licensing of our high speed interface technology.

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

LIQUIDITY AND CAPITAL RESOURCES

 As of December 31, 2012, we had cash, cash equivalents, restricted cash and short-term investments of approximately $2.2 million compared to $7.6 million as of December 31, 2011. Further, our working capital was negative $6.3 million as of December 31, 2012 compared to a positive $4.9 million as of December 31, 2011. In addition, as of December 31, 2012 we had outstanding indebtedness to Bridge Bank under our credit facility of $2.4 million ($1.7 million at March 18, 2013). The Bridge Bank credit facility matures on April 4, 2013, although we are in discussions with Bridge Bank about extending this facility. We are currently not in compliance with the asset coverage ratio covenant in the facility and we are discussing with Bridge Bank an agreement pursuant to which Bridge Bank would agree to forbear from exercising its rights in the event of default, which rights include the accelerating the repayment of our indebtedness.

Our current forecast projects that, absent an infusion of capital, we will be unable to meet our current obligations through December 31, 2013. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2012 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern. If we are unable to generate sufficient cash flows from operations to meet our anticipated needs for working capital and capital expenditures, we may need to raise additional funds. Such capital may not be available on terms favorable or acceptable to us, if at all. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of our common stock.

On December 4, 2012, we received a letter from Nasdaq (the “Minimum Bid Price Notice”) notifying us that the closing bid price of our common stock was below the $1.00 minimum bid price requirement for 30 consecutive business days and, as a result, the Company no longer complied with the minimum bid price requirement under Listing Rule 5550(a)(2) for continued listing on Nasdaq. The Minimum Bid Price Notice also stated that we have been provided an initial compliance period of 180 calendar days, or until June 3, 2013, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days prior to June 3, 2013. If we do not regain compliance by June 3, 2013, Nasdaq will provide notice to us that our securities will be subject to delisting.

On February 26, 2013, we received a letter from Nasdaq (the “Stockholders’ Equity Notice”) notifying us that we were no longer in compliance with the minimum stockholders’ equity requirement of at least $2.5 million for continued listing on Nasdaq. The Stockholders’ Equity Notice does not result in the immediate delisting of our common stock from Nasdaq. Rather, under the Nasdaq Listing Rules, we have 45 calendar days from the date of the Stockholders’ Equity Notice to submit to Nasdaq a plan to regain compliance. If the plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the Stockholders’ Equity Notice for us to evidence compliance. If we submit a plan, Nasdaq will determine whether to accept the plan, considering such criteria as the likelihood that the plan will result in compliance with Nasdaq’s continued listing criteria, our past compliance history, the reasons for our current non-compliance, other corporate events that may occur within the review period, our overall financial condition and our public disclosures. If Nasdaq does not accept the plan, we will have the opportunity to appeal that decision to a Hearings Panel.

If we are delisted and cannot obtain listing on another major market or exchange, our stock’s liquidity would suffer, and we would likely experience reduced investor interest. Such factors may result in a decrease in our stock’s trading price. In addition, the failure to trade on a national securities exchange may hinder our efforts to obtain financing.

In July of 2012, we announced a restructuring which primarily affected our telecom product unit and is expected to save $8.0 million in annual operating costs (see Note 15, Restructuring Charges). With this restructuring, we cancelled all development programs related to our telecom product lines. We have redeployed all of our remaining research and development resources to focus on our interoperable connectivity solutions for consumer electronic and personal computer markets.  We have also announced our intentions to sell our non-strategic assets. In 2012, we announced that we retained a leading patent broker to sell our telecom related patent portfolio. We also effectuated restructurings in the first and third quarters of 2011 and we continue to assess our cost structure in relationship to our revenue levels, which may necessitate further expense reductions.

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

Commitments and Significant Contractual Obligations

We have outstanding operating lease commitments of $13.5 million, payable over the next five years. Some of these commitments are for space that is not being utilized and, for which we recorded restructuring charges in prior years for excess facilities. We currently have subleases for all of our unoccupied space but our sublease income generated will not offset the entire future commitment. As of December 31, 2012, we have approximately $9.3 million in anticipated sub-lease income over the next five years relating to portions of our unoccupied facilities. We currently believe that we can fund these lease commitments in the future. However, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

A summary of our significant future contractual obligations and their payments follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2013	2014	2015	2016	2017	Thereafter

Operating lease obligations	$13,509	$3,431	$3,138	$2,848	$2,824	$1,268	—
Purchase obligations	1,637	1,143	253	251	—	—	—
	$15,146	$4,574	$3,391	$3,099	$2,824	$1,268	—

We also have pledged approximately $0.1 million as collateral for stand-by letters of credit that guarantee certain long-term property lease obligations and to support customer credit requirements. This $0.1 million is in our bank accounts and is included in our restricted cash as of December 31, 2012 and 2011.

Off –Balance Sheet Arrangements

As of December 31, 2012, we had no material off-balance sheet financing arrangements.

Recent Accounting Pronouncements

Newly issued accounting pronouncements that potentially impact our financial statements are disclosed in the Notes to Consolidated Financial Statements of this Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk.  We have investments in money market accounts that earn interest income that is a function of the market rates. As a result, we have exposure to changes in interest rates. For example, if interest rates were to decrease by one half percentage point from their current levels, our potential interest income for 2013, assuming a constant cash balance, would decrease by less than $0.1 million.

Foreign Currency Exchange Risk.  As substantially all of our net revenues are currently made or denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Although we recognize our revenues in U.S. dollars, we incur expenses in currencies other than U.S. dollars. In 2012, operating expenses incurred in foreign currencies, excluding impairment of goodwill and other intangibles, were approximately 54% of our total operating expenses. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in hedging. We do not enter into derivative financial instruments for trading or speculative purposes. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

  Fair Market Value of Financial Instruments.  Our 2011 Notes were paid in full as of September 30, 2011 and as such we have no exposure relating to these notes as of December 31, 2012.

Item 8.    Financial Statements and Supplementary Data

TRANSWITCH CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of TranSwitch Corporation

We have audited the accompanying consolidated balance sheets of TranSwitch Corporation (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, with the exception of the matter described in the following paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of TranSwitch Corporation, as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, continues to experience negative cash flows from operations and has negative working capital at December 31, 2012. These raise significant doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2012, the Company adopted Financial Accounting Standards Board issued ASU No. 2011-05, Comprehensive Income (Topic 220).

/s/ Marcum llp

Hartford, Connecticut
March 25, 2013

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December 31, 2012	December 31, 2011

ASSETS

Current assets:
Cash and cash equivalents	$2,156	$5,453
Restricted cash	88	98
Short-term Investments	-	2,003
Accounts receivable (net of allowance for doubtful accounts of $186 in 2012 and $207 in 2011)	4,238	6,375
Inventories	748	1,988
Prepaid expenses and other current assets	1,409	1,876
Total current assets	8,639	17,793

Property and equipment, net	1,111	1,355
Goodwill	5,271	5,271
Other intangible assets, net	548	1,461
Investments in non-publicly traded companies	356	306
Other assets	1,672	1,432
Total assets	$17,597	$27,618

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Credit facility	$2,432	$-
Accounts payable	2,210	2,272
Accrued expenses and other current liabilities	10,263	10,655
Total current liabilities	14,905	12,927

Restructuring liabilities	1,463	2,485
Total liabilities	16,368	15,412

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value: 47,500,000 and 37,500,000 shares authorized at December 31, 2012 and 2011, respectively; 36,107,763 and 30,633,302 shares issued at December 31, 2012 and 2011, respectively; 36,086,969 and 30,612,508 shares outstanding at December 31, 2012 and 2011, respectively	36	31
Additional paid-in capital	418,276	410,551
Accumulated other comprehensive loss – currency translation	(549)	(64)
Common stock held in treasury (20,794 shares), at cost	(118)	(118)
Accumulated deficit	(416,416)	(398,194)
Total stockholders’ equity	1,229	12,206
Total liabilities and stockholders’ equity	$17,597	$27,618

See accompanying notes to consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Years ended December 31,
	2012	2011	2010

Net revenues:
Product revenues	$10,315	$19,700	$41,703
Service revenues	7,563	8,555	8,119
Total net revenues	17,878	28,255	49,822
Cost of revenues:
Cost of product revenues	3,724	6,641	17,992
Provision for excess and obsolete inventories	869	228	773
Cost of service revenues	1,274	3,454	3,259
Total cost of revenues	5,867	10,323	22,024
Gross profit	12,011	17,932	27,798

Operating expenses:
Research and development	15,892	18,885	15,994
Marketing and sales	5,031	7,335	7,784
General and administrative	7,751	7,457	7,479
Restructuring charges (credits), net	1,427	(5,558)	398
Impairment of goodwill and other intangibles	648	14,312	—
Reversal of accrued royalties, net	(1,003)	(2,363)	(418)
Total operating expenses	29,746	40,068	31,237
Operating loss	(17,735)	(22,136)	(3,439)

Other (expense) income:
Other (expense) income	(33)	18	426
Interest:
Interest income	58	125	84
Interest expense	(124)	(243)	(704)
Interest expense, net	(66)	(118)	(620)
Total other expense, net	(99)	(100)	(194)
Loss before income taxes	(17,834)	(22,236)	(3,633)
Income taxes	388	636	976
Net loss	$(18,222)	$(22,872)	$(4,609)
Basic and diluted loss per common share:
Net loss per common share	$(0.55)	$(0.82)	$(0.21)
Weighted average common shares outstanding	33,130	27,911	22,162

See accompanying notes to consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

	Year Ended December 31,
	2012	2011	2010
Net loss	$(18,222)	$(22,872)	$(4,609)

Other comprehensive loss:
Foreign currency translation adjustment	(485)	(523)	(92)
Comprehensive loss	$(18,707)	$(23,395)	$(4,701)

See accompanying notes to consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Data)

	Common stock		Common stock held in	Additional paid-in	Accumulated other comprehensive	Accumulated
	Shares	Amount	treasury	capital	income	deficit	Total

Balance at December 31, 2009	20,012,521	$20	$(118)	$382,935	$551	$(370,713)	$12,675

Net loss						(4,609)	(4,609)
Currency translation adjustment					(92)	—	(92)
Stock compensation	48,800	—	—	2,358	—	—	2,358
Shares of common stock issued under stock benefit plans	449,257	1	—	82	—	—	83
Sales of stock, net of issuance cost	3,017,236	3	—	6,314	—	—	6,317

Balance at December 31, 2010	23,527,814	24	(118)	391,689	459	(375,322)	16,732

Net loss						(22,872)	(22,872)
Currency translation adjustment					(523)	—	(523)
Stock compensation	—	—	—	2,474	—	—	2,474
Shares of common stock issued under stock benefit plans	895,488	1	—	321	—	—	322
Sales of stock, net of issuance costs	6,210,000	6	—	16,067	—	—	16,073

Balance at December 31, 2011	30,633,302	31	(118)	410,551	(64)	(398,194)	12,206

Net Loss						(18,222)	(18,222)
Currency translation adjustment					(485)	—	(485)
Stock compensation	—	—	—	2,367	—	—	2,367
Shares of common stock issued under stock benefit plans	957,378	1	—	126	—	—	127
Sales of stock, net of issuance costs	4,517,083	4	—	5,232	—	—	5,236

Balance at December 31, 2012	36,107,763	$36	$(118)	$418,276	$(549)	$(416,416)	$(1,229)

See accompanying notes to consolidated financial statements.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Share Data)

	Years ended December 31,
	2012	2011	2010
Operating activities:
Net loss	$(18,222)	$(22,872)	$(4,609)
Adjustments required to reconcile net loss to net cash flows used by operating activities:
Depreciation and amortization	664	1,918	2,220
Amortization of deferred financing fees	66	77	245
Benefit for doubtful accounts	(21)	(129)	(180)
Provision for excess and obsolete inventories	869	228	773
Non-cash restructuring charges (credits), net	1,197	(5,558)	409
Non-cash restructuring charges – stock-based compensation	230	—	—
Stock-based compensation expense	2,137	2,474	2,358
Impairment of goodwill and other intangibles	648	14,312	—
Loss on retirement of property and equipment	212	35	—
Accrued royalty reversals, net	(1,003)	(2,363)	(418)
Changes in operating assets and liabilities:
Accounts receivable	2,158	1,661	3,940
Inventories	371	339	855
Prepaid expenses and other assets	161	232	95
Accounts payable	(62)	379	(3,056)
Accrued expenses and other current liabilities	590	(1,204)	(1,557)
Restructuring liabilities	(2,198)	(1,170)	(1,569)

Net cash used by operating activities	(12,203)	(11,641)	(494)

Investing activities:
Capital expenditures	(293)	(670)	(587)
Investments in non-publicly traded companies	(50)	(39)	(24)
Proceeds from the sale of investments in non-publicly traded companies	—	—	2,746
Change in restricted cash	10	484	2,150
Purchases of short and long-term investments	—	(6,516)	(1,582)
Proceeds from sales and maturities of short and long-term investments	2,003	5,486	609

Net cash provided (used) by investing activities	1,670	(1,255)	3,312

Financing activities:
Issuance of common stock under employee stock plans	127	322	83
Payments for deferred financing costs	—	—	(167)
Principal payments on 5.45% Convertible Notes due 2011	—	(3,758)	(5,004)
Proceeds from issuance of common stock, net of fees	5,236	16,073	6,317
Net borrowing on credit facility	2,432	—	—

Net cash provided by financing activities	7,795	12,637	1,229

Effect of exchange rate changes on cash and cash equivalents	(559)	(568)	(110)

Change in cash and cash equivalents	(3,297)	(827)	3,937
Cash and cash equivalents at beginning of year	5,453	6,280	2,343

Cash and cash equivalents at end of year	$2,156	$5,453	$6,280

See accompanying notes to consolidated financial statements.

Note 1.    Business and Summary of Significant Accounting Policies

Description of Business

TranSwitch Corporation was incorporated in Delaware on April 26, 1988 and is headquartered in Shelton, Connecticut. TranSwitch Corporation and its subsidiaries (collectively, “TranSwitch” or the “Company”) provides innovative integrated circuit (IC) and intellectual property (IP) solutions that deliver core functionality for video, voice, and data communications equipment for the customer premises and network infrastructure markets. For the customer premises market, the Company offers multi-standard, high-speed interconnect solutions enabling the distribution and presentation of high-definition (HD) video and data content for consumer electronics applications. High-speed interconnect solutions include HDMI, DisplayPort and Ethernet IP cores and our recently introduced product family HDplay, which incorporates our proprietary HDP technology. The Company’s HDP technology combines HDMI 1.4 and DisplayPort 1.1 and supports either standard with a single connector. The applications for this product include projectors, AVR systems, HDTVs, video distribution systems and monitors. The Company’s interoperable connectivity solutions are sold to original equipment manufacturers (OEMs) and original design manufacturers (ODMs) for use in consumer electronics and our licensees have included Samsung, Intel, Texas Instruments, NEC, and many others. For the network infrastructure market, the Company provides integrated multi-core network processor system-on-a-chip solutions for fixed, 3G and 4G mobile, VoIP and multimedia applications. Network infrastructure processing equipment includes multi-media processing engines to address multiple carrier segments such as wireline and wireless gateways, session border controllers, media resource functions, multi-service access nodes, passive optical network multi-dwelling units and translation gateways. Enterprise applications include VoIP private branch exchanges. Communication network premises equipment includes IP multimedia subsystem and Voice over LTE capable 4G/LTE fixed wireless gateways, residential gateway routers, small office, home office routers and secure VoIP private branch exchanges.

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

Liquidity

 The Company has incurred significant operating losses and has used cash in its operating activities for the past several years. Operating losses have resulted from inadequate sales levels for the cost structure. As of December 31, 2012, the Company had negative working capital of approximately $6.3 million. Included in negative working capital, the Company has outstanding indebtedness to Bridge Bank under its credit facility of $2.4 million ($1.7 million at March 18, 2013). The Bridge Bank credit facility matures on April 4, 2013, and we are in discussions with them about extending this facility. We are currently not in compliance with the asset coverage ratio covenant in the facility and we are discussing with them an agreement pursuant to which they would agree to forbear from exercising its rights in the event of default, which rights include the accelerating the repayment of our indebtedness. Although we are in discussions with Bridge Bank about extending the facility, we cannot assure you that we will be able to extend or renew our credit facility on terms reasonably acceptable to us or at all. In the future, if we are unable to maintain our compliance or obtain a waiver of our noncompliance with this covenant or others, Bridge Bank could accelerate our indebtedness, which could impair our ability to continue to conduct our business. If our indebtedness is accelerated in full or in part, it would be very difficult in the current financing environment for us to refinance our debt or obtain additional financing, which could adversely affect our ability to continue our business.

Our current forecast projects that, absent an infusion of capital, we will be unable to meet our current obligations through December 31, 2013. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2012 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern. If we are unable to generate sufficient cash flows from operations to meet our anticipated needs for working capital and capital expenditures, we may need to raise additional funds. Such capital may not be available on terms favorable or acceptable to us, if at all. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of our common stock.

On December 4, 2012, we received a letter from Nasdaq (the “Minimum Bid Price Notice”) notifying us that the closing bid price of our common stock was below the $1.00 minimum bid price requirement for 30 consecutive business days and, as a result, the Company no longer complied with the minimum bid price requirement under Listing Rule 5550(a)(2) for continued listing on Nasdaq. The Minimum Bid Price Notice also stated that we have been provided an initial compliance period of 180 calendar days, or until June 3, 2013, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days prior to June 3, 2013. If we do not regain compliance by June 3, 2013, Nasdaq will provide notice to us that our securities will be subject to delisting.

On February 26, 2013, we received a letter from Nasdaq (the “Stockholders’ Equity Notice”) notifying us that we were no longer in compliance with the minimum stockholders’ equity requirement of at least $2.5 million for continued listing on Nasdaq. The Stockholders’ Equity Notice does not result in the immediate delisting of our common stock from Nasdaq. Rather, under the Nasdaq Listing Rules, we have 45 calendar days from the date of the Stockholders’ Equity Notice to submit to Nasdaq a plan to regain compliance. If the plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the Stockholders’ Equity Notice for us to evidence compliance. If we submit a plan, Nasdaq will determine whether to accept the plan, considering such criteria as the likelihood that the plan will result in compliance with Nasdaq’s continued listing criteria, our past compliance history, the reasons for our current non-compliance, other corporate events that may occur within the review period, our overall financial condition and our public disclosures. If Nasdaq does not accept the plan, we will have the opportunity to appeal that decision to a Hearings Panel.

If we are delisted and cannot obtain listing on another major market or exchange, our stock’s liquidity would suffer, and we would likely experience reduced investor interest. Such factors may result in a decrease in our stock’s trading price. In addition, the failure to trade on a national securities exchange may hinder our efforts to obtain financing.

In July of 2012, the Company announced a restructuring which primarily affected the telecom product unit and is expected to save $8.0 million in annual operating costs (see Note 15, Restructuring Charges). With this restructuring, the Company has cancelled all development programs related to its telecom product lines. The Company has redeployed all of its remaining research and development resources to focus on its interoperable connectivity solutions for consumer electronic and personal computer markets.  The Company has also announced its intentions to sell its non-strategic assets. In 2012, the Company announced that it retained a leading patent broker to sell its telecom related patent portfolio. The Company also effectuated restructurings in the first and third quarters of 2011. The Company continues to assess its cost structure in relationship to its revenue levels, which may necessitate further expense reductions.

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

Cash, Cash Equivalents and Investments

All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents. Cash equivalents consist of money market funds as of December 31, 2012 and 2011. The majority of the Company’s cash and cash equivalents balances are maintained with a limited number of major financial institutions. Cash and cash equivalents balances at institutions may, at times, be above the Federal Deposit Insurance Corporation insured limit of $0.25 million per account.

Short-term investments as of December 31, 2011 consisted of government bonds and corporate debt securities which were all due within one year. Such investments were classified as held-to-maturity. Held-to-maturity securities are those securities which the Company has both the ability and intent to hold to maturity. Held-to-maturity securities are stated at amortized cost. Amortized cost and accrued interest as of December 31, 2011 approximate market value.

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

Deferred Financing Costs

Deferred financing costs are being amortized using the interest method over the term of the related debt. Unamortized deferred financing fees were less than $0.1 million as of December 31, 2012 and 2011, respectively. Amortization, included in the consolidated statement of operations as a component of interest expense, was less than $0.1 million, $0.1 million, and $0.2 million for 2012, 2011 and 2010, respectively.

Impairment of Intangibles and Long-Lived Assets

The Company reviews long-lived and intangible assets (including goodwill) for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When factors indicate that a long-lived asset should be evaluated for possible impairment, an estimate of the related asset’s undiscounted future cash flows over the remaining life of the asset is made to measure whether the carrying value is recoverable. Any impairment is measured based upon the excess of the carrying value of the asset over its estimated fair value which is generally based on an estimate of future discounted cash flows. A significant amount of management judgment is used in estimating future discounted cash flows. During the fourth quarter of 2012 and 2011, impairment testing for certain purchased customer relationships and developed technology was performed by the Company and indicated that the undiscounted future cash flows of the mentioned intangible assets were less than its corresponding carrying amount. As a result of the analyses performed, the Company measured and recorded an impairment of these intangible assets of $0.6 million and $5.4 million in 2012 and 2011, respectively. The 2012 and 2011 impairments involved purchased customer relationships and developed technology related to a business acquisition in 2008. There were no impairment charges in 2010.

The Company’s impairment review of goodwill was performed using a fair-value method and discounted cash flow models with estimated cash flows based on internal forecasts which included terminal values based on current market valuation metrics. The fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating fair value, the Company used its common stock’s market price to determine fair value and other valuation metrics. In addition, the Company performed discounted cash flow analysis on the reporting units to determine fair value. There were no impairment charges in 2012 or 2010. During the fourth quarter of 2011, impairment testing performed by the Company indicated that the estimated fair value of the reporting unit tested was less than its corresponding carrying amount. As a result of the analyses performed, the Company recorded goodwill impairment charges of $8.9 million in 2011. The 2011 impairment involved goodwill related to a business acquisition in 2008.

Investments in Non-Publicly Traded Companies

The Company has minority investments in certain non-publicly traded companies. Depending on the Company’s level of ownership and whether or not the Company has the ability to exercise significant influence, these investments are accounted for by either the cost or equity method. All such investments as of December 31, 2012 and 2011 are accounted for by the cost method. These investments are reviewed periodically for impairment.

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

At the time of shipment to distributors, the Company records a reduction to revenue (with a related liability) to accrue for future price protection. This liability is established based on historical experience, contractually agreed-to provisions and future shipment forecasts. Such accruals have been insignificant for the last three years.

The Company also accrues, at the time of shipment, a reduction to revenue (with a related liability) and an inventory asset against product cost of revenues in order to establish a provision for the gross margin related to future returns under the Company’s distributor stock rotation program. Such accruals related to reductions of revenue were $0.3 million, $0.4 million and $0.8 million at December 31, 2012, 2011 and 2010, respectively. The accruals related to inventory assets are insignificant to the Company’s financial position and results of operations for all periods presented. Should actual experience differ from estimated liabilities, there could be adjustments (either favorable or unfavorable) to the Company’s net revenues, cost of revenues and gross profits.

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

At December 31, 2012 and 2011, approximately 71% and 59% of accounts receivable were due from five customers. The majority of the Company’s sales are to customers in the telecommunications and data communications industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Customers that accounted for more than 10% of total accounts receivable at each period end are as follows:

	December 31, 2012	December 31, 2011

Customer A	29%	*
Customer B	26%	17%
Customer C	*	15%
Customer D	*	10%

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

As of December 31, 2012, the unrecognized stock-based compensation cost related to non-vested option awards was $0.02 million and such amount will be recognized in operations over a weighted average period of 1.18 years. As of December 31, 2012, the unrecognized stock-based compensation cost related to non-vested stock awards was $1.8 million and such amount will be recognized in operations over a weighted average period of 2.17 years.

Stock compensation charged to operations was $2.4 million in 2012, $2.5 million in 2011and $2.4 million in 2010.

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

As of December 31, 2012 and 2011, the Company’s financial assets included investments in non-publicly traded companies. The Company considers net realizable value for its investments in non-publicly traded companies for purposes of determining asset impairment losses. For the year ended December 31, 2012 and 2011, the Company had no impairment losses on investments in non-publicly traded companies.

The carrying amounts for cash equivalents, accounts receivable and accounts payable approximate fair value due to their immediate or short-term nature of the maturity. The fair value of short term investments was zero and $2.0 million as of December 31, 2012 and 2011, respectively. The short-term investment values are based on a Level 2 valuation technique.

Note 3. Restricted Cash

The Company’s liquidity was affected by restricted cash balances, which are included in current assets and are not available for general corporate use, of approximately $0.1 million at both December 31, 2012 and 2011. The Company has pledged these amounts as collateral for stand-by letters of credit that guarantee certain long-term property lease obligations and to support customer credit requirements.

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

During 2012, the Company made additional investments of less than $0.1 million in both Neurone II and MVP.

The Company’s cost method investments were approximately $0.4 million and $0.3 million as of December 31, 2012 and 2011, respectively.

Note 5.    Inventories

The components of inventories follow:

	December 31,
	2012	2011
Work-in-process and raw materials	$346	$488
Finished goods	402	1,500
Total inventories	$748	$1,988

Note 6.    Property and Equipment, Net

The components of property and equipment follow:

	Estimated	December 31,
	Useful Lives	2012	2011
Purchased computer software	1-3 years	$8,087	$8,107
Computers and equipment	3-7 years	8,009	7,808
Furniture	3-7 years	701	696
Leasehold improvements	Lease term*	559	679
Gross property and equipment		17,356	17,290
Accumulated depreciation and amortization		(16,245)	(15,935)
Property and equipment, net		$1,111	$1,355

*	Estimated useful life of improvement if shorter.

Depreciation expense was $0.4 million in 2012, $0.6 million in 2011 and $0.6 million in 2010.

Note 7.    Goodwill and Other Intangible Assets

Changes in the carrying amounts of goodwill and information about intangible assets follow:

Goodwill

Balance at December 31, 2010	$14,144
Impairment of goodwill (1)	(8,873)
Balance at December 31, 2011	5,271
Impairment of goodwill	-
Balance at December 31, 2012	$5,271

(1)	During the fourth quarter of 2011, impairment testing performed by the Company indicated that the estimated fair value of the reporting unit tested was less than its corresponding carrying amount. As a result, the Company recorded a goodwill impairment charge of $8.9 million.

		Other Intangible Assets
	Developed Technology	Customer Relationships	Total

Balances at December 31, 2012
Cost (1)	$1,755	$4,729	$6,484
Accumulated amortization	(1,707)	(4,229)	(5,936)
	$48	$500	$548

Balances at December 31, 2011
Cost (2)	$1,974	$5,158	$7,132
Accumulated amortization	(1,585)	(4,086)	(5,671)
	$389	$1,072	$1,461

(1)	During the fourth quarter of 2012, impairment testing for certain purchased customer relationships and developed technology was performed by the Company and indicated that the undiscounted future cash flows of the mentioned intangible assets were less than their corresponding carrying amounts. As a result, the Company recorded an impairment charge of $0.6 million.
(2)	During the fourth quarter of 2011, impairment testing for certain purchased customer relationships and developed technology was performed by the Company and indicated that the undiscounted future cash flows of the mentioned intangible assets were less than their corresponding carrying amounts. As a result, the Company recorded an impairment charge of $5.4 million.

Amortization expense related to “Other intangible assets” was $0.3 million in 2012, $1.4 million in 2011 and $1.6 million in 2010. Future estimated aggregate amortization expense for such assets for each of the five years succeeding December 31, 2012 are as follows: 2013 - $0.1 million; 2014 - $0.1 million; 2015 - $0.1 million; 2016 - $0.1 million and 2017 - $0.1 million.

Note 8.    Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities follow:

	December 31,
	2012	2011
Accrued and other current liabilities	$3,310	$3,162
Accrued royalties	1,453	2,536
Accrued compensation and benefits	3,059	2,813
Restructuring liabilities	2,016	1,995
Deferred revenue	425	149
Total accrued expenses and other current liabilities	$10,263	$10,655

The Company periodically evaluates any contingent liabilities in connection with any payments to be made for any potential intellectual property infringements, asserted or unasserted. The Company’s accrued royalties as of December 31, 2012 and 2011, represent the contingent payments for asserted or unasserted claims that are probable as of the respective balance sheet dates based on the applicable patent law.

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

Enterprise-wide Information

Enterprise-wide information provided on geographic net revenues is based on billing locations. Long-lived asset information is based on the physical location of the assets. The following tables present net revenues and long-lived assets information for geographic areas:

	Years Ended December 31,
	2012	2011	2010
Net revenues:
United States	$6,030	$6,439	$12,258
Italy	2,362	3,836	3,832
Japan	2,206	659	9,465
Hong Kong	2,192	3,190	6,550
United Kingdom	1,197	1,904	168
Israel	940	4,732	8,220
Republic of Korea	887	2,915	3,753
China	456	724	1,907
Singapore	260	757	668
Taiwan	(104)	1,637	1,541
Other countries	1,452	1,462	1,460
Total	$17,878	$28,255	$49,822

	As of December 31,
	2012	2011
Long-lived tangible assets:
United States	$344	$502
Other countries	2,417	2,246

Total	$2,761	$2,748

Information about Major Customers

The Company ships its products to distributors and directly to end customers. The following table sets forth the percentage of net revenues attributable to the Company’s significant end customers:

	Years ended December 31,
	2012		2011	2010
Significant Customers:
Customer A	21%		13%	20%
Customer B	12	%*		*
Customer C	*		*	18%
Customer D	*		*	13%

*	Revenues were less than 10% of the Company’s net revenues in these years.

Note 10.    Income Taxes

Changes in unrecognized income tax benefits follow:

Balance at January 1, 2011	6,303
Increases related to prior year tax positions	42
Decreases related to prior year tax positions	(48)
Increases related to current year tax positions	125
Settlements	(139)
Balance at December 31, 2011	$6,283
Increases related to prior year tax positions	23
Decreases related to prior year tax positions	(22)
Increases related to current year tax positions	214
Settlements	(130)
Balance at December 31, 2012	$6,368

Included in the balance of unrecognized tax benefits at December 31, 2012 are potential benefits of $0.5 million that, if recognized, would impact the Company’s effective tax rate. The Company does not reasonably expect any significant changes in the amount of unrecognized tax benefits to occur within the next twelve months.

Historically, the Company has not accrued or paid significant interest and penalties for underpayments of income taxes due to its net operating loss position. Interest and penalties related to underpayment of income taxes is classified as a component of income tax expense in the consolidated statement of operations. For the year ended December 31, 2012, $0.1 million of interest and penalties were recognized in the consolidated statement of operations compared with less than $0.1 million for the year ended December 31, 2011.

The Company files income tax returns in the United States and several foreign countries and has not extended the statute of limitations to assess additional taxes for any of these jurisdictions. The Company has effectively settled United States Federal tax positions taken through 2002. However, the Company is subject to adjustment in each of these periods, to the extent of its net operating loss carry forwards. The open tax years for foreign jurisdictions are 2003 through 2012 and for United States state and local jurisdictions are 1997 through 2012.

The components of the loss before income taxes follow:

	Years Ended December 31,
	2012	2011	2010
U.S. loss	$(17,064)	$(23,082)	$(3,700)
Foreign income	(770)	846	67

Loss before income taxes	$(17,834)	$(22,236)	$(3,633)

The provision for income taxes consists exclusively of current foreign income taxes.

A reconciliation of the United States federal statutory rate to the effective income tax rate follows:

	Years Ended December 31,
	2012	2011	2010
U.S. federal statutory tax rate	(35.0)%	(35.0)%	(35.0)%
State taxes	(2.9)	(1.2)	(33.2)
Deemed repatriation of foreign income	0.0	10.1	6.7
Excess foreign tax expense	2.4	0.5	18.1
Goodwill write down	0.0	14.0	-
Tax attributes	(4.3)	(20.1)	(116.3)
Uncertain tax positions	1.3	0.8	9.4
Change in valuation allowance	40.8	(5.6)	171.9
Permanent differences, tax credits and other adjustments	(0.0)	(0.8)	5.3

Effective income tax rate	2.2%	2.9%	26.9%

The tax effects of temporary differences that give rise to deferred income taxes follow:

	2012	2011
Deferred income tax assets:
Property and equipment	$243	$290
Other nondeductible accruals	1,331	1,194
Restructuring accrual	1,320	1,706
Capitalized research and development for tax purposes	7,715	8,368
Net operating loss carry-forwards	195,105	188,147
Research and development and other credits	20,807	20,962
Inventories	381	749
Stock compensation	4,301	3,502
Other	3,436	2,452

Total gross deferred income tax assets	234,639	227,370
Valuation allowance	(233,526)	(226,254)

Net deferred income tax assets	1,113	1,116

Deferred income tax liabilities:
Other	(1,113)	(1,116)
Net deferred income tax liabilities	(1,113)	(1,116)

Net deferred income taxes	$—	$—

The Company continually evaluates its deferred income tax assets to determine whether it is more likely than not that such assets will be realized. In assessing the realizability, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Based on this assessment, management believes that significant uncertainty exists concerning the recoverability of the deferred income tax assets. As such, a valuation allowance has been provided for deferred income tax assets as of December 31, 2012 and 2011. Of the $233.5 million valuation allowance at December 31, 2012, subsequently recognized income tax benefits, if any, in the amount of $4.7 million will be applied directly to additional paid-in capital.

At December 31, 2012, the Company had available, for federal income tax purposes, net operating loss (“NOL”) carry-forwards of approximately $513.7 million and research and development tax credit carry-forwards of approximately $20.8 million expiring in varying amounts from 2012 through 2032. For state income tax purposes, the Company had available NOL carry-forwards of approximately $197.3 million and state tax credit carry-forwards of $7.8 million expiring in varying amounts from 2012 to 2032. Additionally, the Company has generated $39.3 million of NOL’s in foreign jurisdictions which can be carried forward indefinitely.

Certain transactions involving the Company’s beneficial ownership have occurred in prior years, which resulted in a stock ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, approximately $186.6 million of the NOL carry-forwards and $11.0 million of research and development tax credit carry-forwards are subject to these limitations.

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

Note 12.    Employee Benefit Plans

Employee Stock Purchase Plans

Under the Company’s employee stock purchase plans, eligible employees may purchase a limited number of shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is less. The 1995 Employee Stock Purchase Plan was closed effective December 31, 2004. On May 19, 2005, the Company’s shareholders approved the 2005 Employee Stock Purchase Plan (the “2005 ESPP”). Under the 2005 ESPP, the Company is authorized to issue 250,000 shares of common stock. Shares issued under the 2005 ESPP in 2012, 2011, and 2010 were 54,171, 58,230, and 30,249, respectively.

 Stock Option and Award Plans

As of December 31, 2012, the Company has one stock option plan which is the 2008 Equity Incentive Plan (the “2008 Plan”). Also, the 1995 Stock Plan, as amended (the “1995 Plan”), expired on March 15, 2010 and the 2000 Stock Option Plan as amended (the “2000 Plan”), expired on July 14, 2010.

Under the 1995 Plan, 3,925,000 shares of the Company’s common stock were available to grant to employees in the form of incentive stock options. The 1995 Plan, as amended, expired on March 15, 2010 and as such shares are no longer available for grant. The terms of the options granted are subject to the provisions of the 1995 Plan, as determined by the Compensation Committee of the Board of Directors. The exercise price of options under the 1995 Plan is equal to the fair market value of the common stock on the date of grant. Options granted under the 1995 Plan are generally nontransferable. As of December 31, 2012, 165,199 options were outstanding.

The 2000 Plan provided for the granting of non-qualified options to employees and consultants to purchase up to an aggregate of 1,250,000 shares of common stock and was terminated on July 14, 2010. No member of the Board of Directors or executive officers appointed by the Board of Directors was eligible for grants of options under the 2000 Plan. The terms of the options granted are subject to the provisions of the 2000 Plan, as determined by the Compensation Committee of the Board of Directors. Each non-qualified stock option shall either be fully exercisable on the date of grant or shall become exercisable thereafter in such installments as the Board of Directors may specify. No option granted under the 2000 Plan may be exercised after the expiration of seven years from the date of grant. The exercise price of options under the 2000 Plan is equal to the fair market value of the common stock on the date of grant. Options granted under the 2000 Plan are generally nontransferable. In connection with the adoption of the 2008 Plan on May 22, 2008, shares are no longer available for grant under the 2000 Plan. As of December 31, 2012, 159,569 options were outstanding.

The 2008 Plan was approved by shareholders at the shareholder meeting held on May 22, 2008. The purpose of this plan is to provide stock options, stock issuances, and other equity interests in the Company to employees, officers, directors, consultants, and advisors to the Company and its subsidiaries or any future parent corporation. The 2008 Plan is administered by the Board of Directors of the Company who will have sole discretion and authority to interpret and correct the provisions of the Plan and any Award. The Board will also have sole authority to determine the terms and provisions of the respective Stock Option Agreements and Awards, which need not be identical. The aggregate number of shares of Common Stock of the Company that may be issued pursuant to the 2008 Plan is 7,196,250. As of December 31, 2012, there were 1,916,556 shares available for grant under the 2008 Plan. As of December 31, 2012, 2,776,139 options and awards were outstanding.

Information regarding stock options follows:

	Number of options outstanding	Weighted average exercise price per share
Outstanding at December 31, 2009	2,485,134	$10.02
Granted	113,167	2.18
Exercised	(13,264)	2.32
Canceled, forfeited or expired	(425,204)	10.93
Outstanding at December 31, 2010	2,159,833	9.47
Granted	10,000	2.77
Exercised	(88,188)	2.42
Canceled, forfeited or expired	(311,091)	12.85
Outstanding at December 31, 2011	1,770,554	9.19
Granted	0	0.00
Exercised	(14,684)	2.34
Canceled, forfeited or expired	(356,742)	10.35
Outstanding at December 31, 2012 1	1,399,128	$8.96

Information regarding restricted stock awards follows:

Number of restricted stock units outstanding
Outstanding at December 31, 2009	571,182
Granted	1,398,250
Released	(405,838)
Canceled, forfeited or expired	(66,726)
Outstanding at December 31, 2010	1,496,868
Granted	1,045,251
Released	(749,070)
Canceled, forfeited or expired	(163,097)
Outstanding at December 31, 2011	1,629,952
Granted	1,160,207
Released	(971,015)
Canceled, forfeited or expired	(117,365)
Outstanding at December 31, 2012	1,701,779

The Company has, in connection with the acquisitions of various companies, assumed the stock option plans of each acquired company. The related options are included in the preceding table.

Options outstanding and exercisable at December 31, 2012 follow:

		Options Outstanding		Options Exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.00 to 2.20	140,202	4.39	$2.13	118,640	$2.13
2.32 to 2.32	69,901	2.93	2.32	69,901	2.32
2.43 to 2.43	214,961	3.94	2.43	168,086	2.43
2.48 to 5.12	166,409	2.96	3.93	160,332	3.98
5.52 to 8.16	146,498	3.11	6.42	145,248	6.42
8.40 to 12.40	177,342	2.73	10.98	177,342	10.98
12.64 to 13.20	167,010	1.80	13.10	167,010	13.10
13.28 to 16.88	191,514	1.29	15.10	191,514	15.10
17.52 to 24.00	32,562	1.53	19.54	32,562	19.54
24.80	92,729	1.13	24.80	92,729	24.80
$2.00 to 24.80	1,399,128	2.72	$8.96	1,323,364	$9.34

Stock options generally expire five, seven or ten years from the date of grant and generally vest ratably over periods ranging from immediately to four years.

Stock compensation charged to operations was $2.4 million in 2012, $2.5 million in 2011and $2.4 million in 2010. Further, no compensation cost was capitalized as part of inventory, and no income tax benefit was recognized in those years. Lastly, no equity awards were settled in cash.

 Stock-Based Compensation Fair Value Disclosures

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2012	2011	2010

Risk-free interest rate	N/A	N/A	1.61%

Expected life in years	N/A	N/A	3.80

Expected volatility	N/A	N/A	94.84%

Expected dividend yield	—	—	—

There were no stock options granted during 2012. The weighted average fair value of stock options granted, calculated using the Black-Scholes option-pricing model is $0.00 for 2011 and $1.41 for 2010. In 2011 the company granted stock options to a consultant. The fair value of these options was calculated using the stock price on the date of grant. The cost of this grant was $0.02 million. The weighted average fair value of restricted stock units granted is $1.36 for 2012, $3.09 for 2011 and $2.37 for 2010. The total intrinsic value of the options exercised was $0.01 million for 2012, $0.08 million for 2011 and $0.01 million for 2010. Restricted stock units released had an intrinsic value of $1.3 million in 2012, $2.2 million in 2011 and $0.9 million in 2010.

The Company recognized compensation expense related to stock options granted to non-employees of zero in 2012, $0.02 million in 2011 and zero in 2010.

 Employee 401(k) Plan

The TranSwitch Corporation 401(k) Retirement Plan (the “Plan”) provides tax-deferred salary deductions for eligible employees. Employees may contribute an annual maximum amount as set periodically by the Internal Revenue Service. The Company had provided matching contributions equal to 50% of the employees’ contributions, up to a maximum of 6% of the employee’s annual compensation. On July 1, 2009, the Company indefinitely suspended its matching contributions. Company contributions begin vesting after two years and are fully vested after three years. Contribution expense related to the Plan was zero in 2012, 2011, and 2010.

Note 13.    Credit Facility

On April 4, 2011, the Company entered into an Amended and Restated Business Financing Agreement (the “Amended Financing Agreement”) with Bridge Bank N.A. (“Bridge Bank”) which amended and restated its existing credit facility. The Amended Financing Agreement provides a credit facility to the Company of up to $5.0 million which bears interest at the higher of (i) the prime rate plus 2.0% or (ii) 5.25% percent, plus the payment of certain fees and expenses (the “Facility”). The Facility is secured by substantially all the personal property of the Company, including its accounts receivable and intellectual property. Subject to the terms of the Amended Financing Agreement, availability under the Facility is based on a formula pursuant to which Bridge Bank would advance an amount equal to the lower of $5.0 million or 80% of the Company’s eligible accounts receivable, ($2.4 million at December 31, 2012) with account eligibility and advance rates determined by Bridge Bank in its sole discretion. The term of the Facility is two years and at the expiration of such term, all loan advances under the Facility will become immediately due and payable. At December 31, 2012 and 2011, the Company had outstanding borrowings under this facility of $2.4 million and zero, respectively. We are in discussions with Bridge Bank about extending the Facility. We are currently not in compliance with the asset coverage ratio covenant in the Facility and we are discussing with Bridge Bank an agreement pursuant to which Bridge Bank would agree to forbear from exercising its rights to in the event of default, which rights include accelerating the repayment of our indebtedness. Although we are in discussions with Bridge Bank about extending the Facility which is set to expire in April 2013, we cannot assure you that we will be able to extend or renew the Facility on terms reasonably acceptable to us or at all. In the future, if we are unable to maintain our compliance or obtain a waiver of our noncompliance with this covenant or others, Bridge Bank could accelerate our indebtedness, which could impair our ability to continue to conduct our business. If our indebtedness is accelerated in full or in part, it would be very difficult in the current financing environment for us to refinance our debt or obtain additional financing, which could adversely affect our ability to continue our business.

Note 14. Issuance of Common Stock

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

In connection with the Aspire Purchase Agreement, the Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Aspire dated July 16, 2012.  The Registration Rights Agreement provides, among other things, that the Company will register the sale of the shares sold to Aspire.  In accordance with the Registration Rights Agreement, the sale of certain shares to Aspire was made pursuant to a prospectus supplement dated July 17, 2012 and an accompanying prospectus dated October 21, 2009, under the Company’s Registration Statement on Form S-3 (File No. 333-162609), filed with the Securities and Exchange Commission on October 21, 2009, as amended and supplemented from time to time (the “Prior Registration Statement” File No. 333-162609), which Prior Registration Statement expired in October 2012. The Company subsequently filed a Registration Statement on Form S-3 (the “Prior Registration Statement” File No. 333-184591), initially filed with the Securities and Exchange Commission on October 25, 2012, and subsequently declared effective on January 25, 2013 (the “Current Registration Statement”). Beginning on January 29, 2013, all sales of shares to Aspire were made pursuant to a prospectus supplement dated January 29, 2013 and the accompanying prospectus dated January 25, 2013, under the Current Registration Statement.   The Company further agreed to keep the applicable Registration Statement effective and to indemnify Aspire for certain liabilities in connection with the sale of the shares under the terms of the Registration Rights Agreement.

During the year ended December 31, 2012, Aspire purchased a total of 2,380,560 shares under the Aspire Purchase Agreement for net proceeds to the Company of $2.2 million. The Company’s issuance costs were $0.4 million which includes 297,030 shares issued to Aspire as a commitment fee per the Aspire Purchase Agreement.

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

From July 1, 2012, through the termination of the ATM Agreement on July 23, 2012, the Company issued and sold 363,343 shares under the ATM Agreement for net proceeds of $0.4 million. No shares were sold under the ATM Agreement in the first six months of 2012.

2011 Underwritten Public Offering

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

Note 15.    Restructuring Charges

During 2012, the Company recorded net restructuring charges and adjustments of approximately $1.4 million. The Company implemented a restructuring plan in the second quarter of 2012 that included a workforce reduction of approximately 64 positions primarily in the Company’s Bangalore, India, New Delhi, India, Fremont, California, Shelton, Connecticut, and European locations. The Company recorded restructuring charges of approximately $1.1 million related to employee termination benefits, approximately $0.2 million related to facilities costs and $0.4 million for other costs. These new restructuring charges were partially offset by approximately $0.3 million of a restructuring benefit that was an adjustment to a prior restructuring charge for a facility lease obligation in Shelton, Connecticut.

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

A summary of the restructuring liabilities and activity follows:

	2012 Activity
	Restructuring Liabilities December 31, 2011	Restructuring Charges	Cash Payments	Non-cash asset write-offs	Adjustments and Changes to Estimates	Restructuring Liabilities December 31, 2012
Employee Termination Benefits	$753	$1,143	$(1,133)	$(230)	$179	$712
Facility lease costs	3,727	183	(905)	—	(504)	2,501
Other	—	—	(160)	—	426	266

Totals	$4,480	$1,326	$(2,198)	$(230)	$101	$3,479

	2011 Activity
	Restructuring Liabilities December 31, 2010	Restructuring Charges	Cash Payments	Non-cash asset write-offs	Adjustments and Changes to Estimates	Restructuring Liabilities December 31, 2011
Employee Termination Benefits	$3	$1,391	$(641)	$—	$—	$753

Facility lease costs	11,205	—	(529)	—	(6,949)	3,727

Totals	$11,208	$1,391	$(1,170)	$—	$(6,949)	$4,480

 Note 16.    Commitments and Contingencies

Lease Agreements

The Company leases buildings and equipment at its headquarters in Shelton, Connecticut as well as at its subsidiaries’ locations worldwide. Rental expense under all operating lease agreements was $0.9 million in 2012, $1.1 million in 2011 and $1.4 million in 2010.

The following table summarizes as of December 31, 2012 future minimum operating lease commitments, including contractually obligated building operating commitments that have remaining, non-cancelable lease terms in excess of one year and future anticipated sublease income:

	Operating Commitments	Less: Sublease Agreements	Net Commitments
2013	$3,431	$1,910	$1,521
2014	3,138	2,122	1,016
2015	2,848	2,176	672
2016	2,824	2,176	648
2017	1,268	907	361
Thereafter	-	-	-
	$13,509	$9,291	$4,218

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

Purchase Commitments

In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. As of December 31, 2012, the Company had purchase commitments totaling $1.6 million related to R&D software licenses for tooling and inventory.

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

Note 17.    Supplemental Cash Flow Information

Supplemental cash flow information follows:	Years Ended December 31,
	2012	2011	2010
Cash paid for interest	$68	$124	$460
Cash paid for income taxes	$237	$234	$218

Note 18. Subsequent Events

The Company’s Registration Statement on Form S-3 (File No. 333-162609), filed with the Securities and Exchange Commission on October 21, 2009, as amended and supplemented from time to time (the “Prior Registration Statement”), expired in October 2012. The Company initially filed a new Registration Statement on Form S-3 (File No. 333-184591) with the Securities and Exchange Commission on October 25, 2012, which was subsequently declared effective on January 25, 2013 (the “Current Registration Statement”).

On December 4, 2012, we received a letter from Nasdaq (the “Minimum Bid Price Notice”) notifying us that the closing bid price of our common stock was below the $1.00 minimum bid price requirement for 30 consecutive business days and, as a result, the Company no longer complied with the minimum bid price requirement under Listing Rule 5550(a)(2) for continued listing on Nasdaq. The Minimum Bid Price Notice also stated that we have been provided an initial compliance period of 180 calendar days, or until June 3, 2013, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days prior to June 3, 2013. If we do not regain compliance by June 3, 2013, Nasdaq will provide notice to us that our securities will be subject to delisting.

On February 26, 2013, we received a letter from Nasdaq (the “Stockholders’ Equity Notice”) notifying us that we were no longer in compliance with the minimum stockholders’ equity requirement of at least $2.5 million for continued listing on Nasdaq. The Stockholders’ Equity Notice does not result in the immediate delisting of our common stock from Nasdaq. Rather, under the Nasdaq Listing Rules, we have 45 calendar days from the date of the Stockholders’ Equity Notice to submit to Nasdaq a plan to regain compliance. If the plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the Stockholders’ Equity Notice for us to evidence compliance. If we submit a plan, Nasdaq will determine whether to accept the plan, considering such criteria as the likelihood that the plan will result in compliance with Nasdaq’s continued listing criteria, our past compliance history, the reasons for our current non-compliance, other corporate events that may occur within the review period, our overall financial condition and our public disclosures. If Nasdaq does not accept the plan, we will have the opportunity to appeal that decision to a Hearings Panel.

Note 19.    Quarterly Information (Unaudited)

The table below shows selected unaudited quarterly information of operating results. The Company believes that this information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. Interim operating results are not necessarily indicative of future period results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year ended December 31, 2012
Net revenues	$3,681	$3,825	$4,752	$5,620	$17,878
Cost of revenues	1,511	1,261	1,692	1,403	5,867

Gross profit	2,170	2,564	3,060	4,217	12,011
Net loss (2)	(6,083)	(5,997)	(3,000)	(3,142)	(18,222)
Net loss per common share (1):
Basic	$(0.20)	$(0.19)	$(0.09)	$(0.09)	$(0.55)
Diluted	$(0.20)	$(0.19)	$(0.09)	$(0.09)	$(0.55)

Year ended December 31, 2011
Net revenues	$8,227	$7,053	$6,665	$6,310	$28,255
Cost of revenues	2,944	2,339	2,368	2,672	10,323

Gross profit	5,283	4,714	4,297	3,638	17,932,
Net (loss) income (2)	(3,149)	(2,999)	(4,787)	(11,937)	(22,872)
Net (loss) income per common share (1):
Basic	$(0.13)	$0.11	$(0.16)	$(0.39)	$(0.82)
Diluted	$(0.13)	$0.11	$(0.16)	$(0.39)	$(0.82)

(1)	The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods due to changes in the number of weighted average shares outstanding and the effects of rounding.
(2)	The reported net loss for 2012 and 2011 reflects stock-based compensation expense of 2.1 million (first quarter of $0.5 million, second quarter of $0.4 million, third quarter of 0.5 million, and fourth quarter of $0.7 million) and 2.5 million (first quarter of $0.5 million, second quarter of $0.6 million, third quarter of 0.7 million, and fourth quarter of $0.7 million), respectively.

SCHEDULE II

TRANSWITCH CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
Description	Balance at Beginning of Year	Charges to Costs and Expenses	Charges to Other Accounts	Deductions	Balance at End of Year
Year Ended December 31, 2012:
Allowance for losses on:
Accounts receivable	$207	$—	$(21)	$—	$186
Sales returns and allowances	175	—	(37)	(43)	95
Stock rotation	438	—	—	(144)	294
Deferred income tax assets valuation allowance	226,254	7,272	—	—	233,526
	$227,074	$7,272	$(58)	$(187)	$234,101

Year ended December 31, 2011:
Allowance for losses on:
Accounts receivable	$336	$(129)	$—	$—	$207
Sales returns and allowances	281	(39)	(16)	(51)	175
Stock rotation	771	—	—	(333)	438
Deferred income tax assets valuation allowance	227,498	(1,244)	—	—	226,254
	$228,886	$(1,412)	$(16)	$(384)	$227,074

Year ended December 31, 2010:
Allowance for losses on:
Accounts receivable	$516	$(20)	$—	$(160)	$336
Sales returns and allowances	149	82	50	—	281
Stock rotation	611	585	—	(425)	771
Deferred income tax assets valuation allowance	221,207	6,291	—	—	227,498
	$222,483	$6,938	$50	$(585)	$228,886

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants related to accounting and financial disclosures in 2012.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the year ended December 31, 2012, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

On March 22, 2013, we entered into a separation agreement with Theodore Chung, our former Vice President - Business Development, pursuant to which his employment with us will end on March 29, 2013.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information with respect to directors, the Audit Committee of the Board of Directors Audit Committee financial experts and named executive officers is incorporated herein by reference to the sections entitled “Election of Directors”, “Audit Committee Report” and “Compensation and Other Information Concerning Named Executive Officers”, respectively, contained in our definitive proxy statement for the annual meeting of shareholders of the Company to be held on May 23, 2013, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended December 31, 2012 (the “2013 Proxy Statement”). Information with respect to executive officers is included in the section entitled “Executive Officers of the Registrant” in Item 1 of this Form 10-K. Information concerning Section 16(a) compliance is incorporated by reference to the section of the 2013 Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Item 11.    Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to the section entitled “Compensation and Other Information Concerning Named Executive Officers” contained in the 2013 Proxy Statement.

Information with respect to the Compensation Committee and its report is incorporated herein by reference to the sections entitled “Compensation Committee Interlocks and Insider Participation”, “Compensation Committee”, “Role of Executives in Establishing Compensation” under the heading “Compensation Discussion and Analysis” and “Compensation Committee Report” contained in the 2013 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding equity compensation plans is included in Item 5 of this Form 10-K. Information regarding security ownership of certain beneficial owners, directors and executive officers is incorporated herein by reference to the information in the section entitled “Security Ownership of Certain Beneficial Owners and Management”, “Related Party Transactions” and “Indemnification Matters” contained in the 2013 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships, related transactions, and the Company’s policies and procedures with respect to related party transactions is incorporated herein by reference to the sections entitled “Compensation Committee Interlocks and Insider Participation”, “Related Party Transactions” and “Review, Approval or Ratification of Transactions with Related Persons” contained in the 2013 Proxy Statement.

Information regarding director independence is incorporated herein by reference to the section entitled “Independence of Members of the Board of Directors” contained in the 2013 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the section entitled “Principal Accountant Fees and Services” contained in the 2013 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)	The following financial statements of TranSwitch Corporation are filed as part of this Form 10-K under Item 8 “Financial Statements and Supplementary Data.”

(a)(2)	All other schedules are omitted because they are either not applicable, not required or because the information is presented in the Consolidated Financial Statements and Financial Statement Schedule or the notes thereto.

(a)(3)	Exhibits

3.1	Amended and Restated Certificate of Incorporation, as amended to date (previously filed as Exhibit 3.1 to TranSwitch Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on November 23, 2009 and incorporated herein by reference).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on May 21, 2010 and incorporated herein by reference).

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on May 22, 2012 and incorporated herein by reference).

3.5	Certificate of Designation of Series B Junior Participating Preferred Stock of TranSwitch Corporation (previously filed as Exhibit 3.1(b) to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on October 3, 2011 and incorporated herein by reference).

3.6	Second Amended and Restated By-Laws, (previously filed as Exhibit 3.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on October 17, 2007 and incorporated herein by reference).

4.1	Specimen certificate representing the common stock of TranSwitch Corporation (previously filed as Exhibit 4.1 to TranSwitch Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

4.2	Rights Agreement, dated as of October 3, 2011, between TranSwitch Corporation and Computershare Trust Company , N.A., which includes the form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares (previously filed as Exhibit 4.1 to TranSwitch Corporation’s Current report on Form 8-K as filed with the SEC on October 3, 2011 and incorporated by reference herein).

4.3	2005 Employee Stock Purchase Plan, as amended (previously filed as Exhibit 4.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on May 21, 2010 and incorporated herein by reference). *

4.4	Form of Employee Stock Purchase Plan Enrollment Authorization Form (previously filed as Exhibit 4.3 to TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-126129) and incorporated herein by reference).

4.5	Form of Employee Stock Purchase Plan Change / Withdrawal Authorization Form (previously filed as Exhibit 4.4 to TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-126129) and incorporated herein by reference).

4.6	2008 Equity Incentive Plan, as amended (previously filed as Exhibit 4.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on May 22, 2012 and incorporated herein by reference).*

4.7	Form of 2008 Equity Incentive Plan Stock Option Award Agreement (previously filed as Exhibit 4.3 to TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-151113) and incorporated herein by reference).

4.8	Form of 2008 Equity Incentive Plan 102 Stock Option Award Agreement (previously filed as Exhibit 4.4 to TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-151113) and incorporated herein by reference).

4.9	Form of Restricted Stock Award Agreement under the 2008 Equity Incentive Plan (previously filed as Exhibit 4.5 to TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-151113) and incorporated herein by reference).

4.10	Form of Restricted Stock 102 Award Agreement under the 2008 Equity Incentive Plan (previously filed as Exhibit 4.6 to TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-151113) and incorporated herein by reference).

4.11	Form of Non-Qualified Stock Option Award to Director Agreement under the 2008 Equity Incentive Plan (previously filed as Exhibit 4.7 to TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-151113) and incorporated herein by reference).*

4.12	Form of 2008 Equity Incentive Plan 102 Stock Award Agreement (previously filed as Exhibit 4.8 to TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-151113) and incorporated herein by reference).

10.1	Third Amended and Restated 1995 Stock Option Plan, as amended (previously filed as an exhibit to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on May 23, 2005 and incorporated herein by reference).*

10.2	Form of Incentive Stock Option Agreement under the 1995 Stock Plan (previously filed as an exhibit to the TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-94234) and incorporated herein by reference).

10.3	Form of Non-Qualified Stock Option Agreement under the 1995 Stock Plan (previously filed as an exhibit to the TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-94234) and incorporated herein by reference).

10.4	Lease Agreement, as amended, with Robert D. Scinto (previously filed as Exhibit 10.14 to the TranSwitch Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

10.5	2000 Stock Option Plan (previously filed as Exhibit 4.2 to TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-75800) and incorporated herein by reference).

10.6	Form of Non-Qualified Stock Option Agreement under the 2000 Stock Option Plan (previously filed as Exhibit 4.3 to TranSwitch Corporation’s Registration Statement on Form S-8 (File No. 333-75800) and incorporated herein by reference).

10.7	Form of Director Non-Qualified Stock Option Agreement under the Third Amended and Restated 1995 Stock Option Plan, as amended (previously filed as Exhibit 10.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on May 25, 2007 and incorporated herein by reference).*

10.8	Employment Agreement dated November 5, 2009 between Dr. M. Ali Khatibzadeh and TranSwitch Corporation (previously filed as Exhibit 10.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on November 12, 2009 and incorporated herein by reference).*

10.9	Form of Director Indemnification Agreement as executed with each director of TranSwitch Corporation (previously filed as Exhibit 10.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on April 9, 2009 and incorporated herein by reference).*

10.10	Form of Director Restricted Stock Unit Award Agreement under the 2008 Equity Incentive Plan (previously filed as Exhibit 10.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on May 27, 2009 and incorporated herein by reference).*

10.11	Letter Agreement by and between TranSwitch Corporation and Robert Bosi, dated as of February 13, 2009 (previously filed as Exhibit 10.1 to TranSwitch Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference).*

10.12	Sublease Agreement by and between TranSwitch Corporation and Sikorsky Aircraft Corporation, dated as of March 3, 2009 (previously filed as Exhibit 10.2 to TranSwitch Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference).

10.13	Amendment to Sublease Agreement by and between TranSwitch Corporation and Sikorsky Aircraft Corporation, dated December 28, 2011 (filed herewith).

10.14	Amended and Restated Business Financing Agreement by and between TranSwitch Corporation and Bridge Bank, National Association, dated as of April 4, 2011 (previously filed as Exhibit 10.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on April 8, 2011 and incorporated herein by reference).

10.15	Form of TranSwitch Corporation Change of Control Agreement (previously filed as Exhibit 10.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on January 6, 2012).*

10.16	Securities Purchase Agreement dated May 8, 2012 by and among TranSwitch Corporation and the purchasers named therein (filed as Exhibit 10.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on May 8, 2012).

10.17	Securities Purchase Agreement dated May 8, 2012 by and among TranSwitch Corporation and the purchasers named therein (filed as Exhibit 10.2 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on May 8, 2012).

10.18	Form of Employment Agreement for Mr. Bar-Niv and Mr. Chung (filed as Exhibit 10.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on May 22, 2012).*

10.19	Amendment to Employment Agreement for M. Ali Khatibzadeh dated June 27, 2012 (filed as Exhibit 10.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on July 2, 2012).*

10.20	Registration Rights Agreement dated as of July 16, 2012 by and between TranSwitch Corporation and Aspire Capital Fund , LLC (filed as Exhibit 4.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on July 17, 2012).

10.21	Common Stock Purchase Agreement dated as of July 16, 2012 by and between TranSwitch Corporation and Aspire Capital Fund, LLC (filed as Exhibit 10.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on July 17, 2012).

10.22	At Market Issuance Sales Agreement by and between TranSwitch Corporation and MLV & Co. (filed as Exhibit 1.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on February 10, 2012).

11.1	Computation of Loss Per Share (filed herewith).

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

16.1	Letter of UHY LLP dated April 22, 2010 (previously filed as Exhibit 16.1 to TranSwitch Corporation’s Current Report on Form 8-K as filed with the SEC on April 22, 2010 and incorporated herein by reference).

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	CEO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	CFO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	CEO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	CFO Certification pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Indicates management contract or compensatory plan, contract or arrangement identified as required in Item 15(a)(3) of Form 10-K

(b)	Exhibits

We hereby file as exhibits to this Form 10-K those exhibits listed in Item 15 (a)(3) above.

(c)	Financial Statement Schedule

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

March 25, 2013

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

R G
Name and Signature	Title(s)	Date

/s/ Dr. M. Ali Khatibzadeh	President, Chief Executive Officer and Director (principal	March 25, 2013
Dr. M. Ali Khatibzadeh	executive officer)

/s/ Mr. Robert A. Bosi	Vice President and Chief Financial Officer (principal financial and	March 25, 2013
Mr. Robert A. Bosi	accounting officer)

/s/ Mr. Richard J. Lynch	Director and Chairman of the Board	March 25, 2013
Mr. Richard J. Lynch

/s/ Mr. Faraj Aalaei	Director	March 25, 2013
Mr. Faraj Aalaei

/s/ Mr. Thomas Baer	Director	March 25, 2013
Mr. Thomas Baer

/s/ Mr. Herbert Chen	Director	March 25, 2013
Mr. Herbert Chen

/s/ Mr. Gerald F. Montry	Director	March 25, 2013
Mr. Gerald F. Montry

/s/ Mr. Sam Srinivasan	Director	March 25, 2013
Mr. Sam Srinivasan

