Form 10-Q
period 2013-03-31
TRANSWITCH CORP /DE
filed 2013-05-15
CIK 944739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2013

or

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

At May 8, 2013, there were 45,891,389 shares of Common Stock, par value $.001 per share, of the Registrant outstanding.

TRANSWITCH CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended March 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED Financial Statements (UNAUDITED)

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$514	$2,156
Restricted cash	88	88
Accounts receivable, (net of allowance for doubtful accounts of $186 at both March 31, 2013 and December 31, 2012)	4,821	4,238
Inventories	833	748
Prepaid expenses and other current assets	1,525	1,409
Total current assets	7,781	8,639

Property and equipment, net	1,060	1,111
Goodwill	5,271	5,271
Other intangible assets, net	515	548
Investments in non-publicly traded companies	356	356
Other assets	1,651	1,672

Total assets	$16,634	$17,597

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Credit facility	$1,288	$2,432
Accounts payable	4,271	2,210
Accrued expenses and other current liabilities	9,848	10,263
Total current liabilities	15,407	14,905

Restructuring liabilities	1,497	1,463
Total liabilities	16,904	16,368

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $.001 par value: 47,500,000 shares authorized; 37,570,132 and 36,107,763 shares issued at March 31, 2013 and December 31, 2012, respectively; 37,549,338 and 36,086,969 shares outstanding at March 31, 2013 and December 31, 2012, respectively	38	36
Additional paid-in capital	419,903	418,276
Accumulated other comprehensive loss – currency translation	(570)	(549)
Common stock held in treasury (20,794 shares), at cost	(118)	(118)
Accumulated deficit	(419,523)	(416,416)
Total stockholders’ equity (deficit)	(270)	1,229
Total liabilities and stockholders’ equity (deficit)	$16,634	$17,597

See accompanying notes.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Net revenues:
Product revenues	$2,098	$3,162
Intellectual property and service revenues	2,545	519
Total net revenues	4,643	3,681
Cost of revenues:
Cost of product revenues	686	1,119
Provision for excess and obsolete inventories	82	231
Cost of intellectual property and service revenues	119	161
Total cost of revenues	887	1,511
Gross profit	3,756	2,170
Operating expenses:
Research and development	3,781	4,336
Marketing and sales	975	1,642
General and administrative	1,784	2,132
Restructuring charges, net	254	-
Reversal of accrued royalties, net	(179)	(58)
Total operating expenses	6,615	8,052
Operating loss	(2,859)	(5,882)
Other income (expense):
Other expense	(20)	(101)
Interest:
Interest income	3	23
Interest expense	(58)	(9)
Interest (expense) income, net	(55)	14
Total other expense, net	(75)	(87)
Loss before income taxes	(2,934)	(5,969)
Income taxes	173	114
Net loss	$(3,107)	$(6,083)

Basic and diluted loss per common share:
Net loss per common share	$(0.08)	$(0.20)
Weighted average common shares outstanding – basic and diluted	36,873	30,685

See accompanying notes.

4

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012

Net loss	$(3,107)	$(6,083)

Other comprehensive loss:
Foreign currency translation adjustment	(21)	55

Comprehensive loss	$(3,128)	$(6,028)

See accompanying notes.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net loss	$(3,107)	$(6,083)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	107	177
Amortization of deferred financing fees	22	7
Provision for excess and obsolete inventories	83	231
Non-cash restructuring charges, net	254	-
Stock-based compensation expense	574	532
Accrued royalty reversals, net	(179)	(58)
Loss on retirement of property and equipment	-	118
Changes in operating assets and liabilities:
Accounts receivable	(583)	2,154
Inventories	(168)	73
Prepaid expenses and other assets	(102)	(207)
Accounts payable	2,061	230
Accrued expenses and other current liabilities	131	(350)
Restructuring liabilities	(587)	(600)

Net cash used by operating activities	(1,494)	(3,776)

Investing activities:
Capital expenditures	(36)	(95)
Investments in non-publicly traded companies	-	(30)
Decrease in restricted cash	-	10
Proceeds from sales and maturities of short-term investments	-	500

Net cash (used) provided by investing activities	(36)	385

Financing activities:
Issuance of common stock under employee stock plans	13	100
Proceeds from issuance of common stock, net of fees	1,042	(66)
Net (payments) borrowings on credit facility	(1,144)	1,350

Net cash (used) provided by financing activities	(89)	1,384
Effect of exchange rate changes on cash and cash equivalents	(23)	45

Change in cash and cash equivalents	(1,642)	(1,962)
Cash and cash equivalents at beginning of period	2,156	5,453
Cash and cash equivalents at end of period	$514	$3,491

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

Liquidity

The Company has incurred significant operating losses and has used cash in its operating activities for the past several years. Operating losses have resulted from inadequate sales levels for the cost structure. As of March 31, 2013, the Company has negative working capital of approximately $7.6 million. Included in negative working capital, the Company has outstanding indebtedness to Bridge Bank under its credit facility of $1.3 million.

On April 3, 2013 the Company raised $3.7 million in an underwritten public offering which improved the Company’s financial position from the end of the first quarter. The offering consisted of the sale of 8,300,000 units at a price to the public of $0.50 per unit. Each unit consists of one share of common stock and a warrant to purchase 0.50 of a share of common stock. The warrants have an exercise price of $0.58 per share.

In July of 2012, the Company announced a restructuring which primarily affected the telecom product unit and is expected to save $8.0 million in annual operating costs. The Company began to see these cost savings during the third quarter of 2012. With this restructuring, the Company has cancelled all development programs related to its telecom product lines and has redeployed all of its remaining research and development resources to focus on its interoperable connectivity solutions for consumer electronic and personal computer markets.  The Company also announced its intentions to sell its non-strategic assets. The Company is actively marketing its telecom related patent portfolio to provide additional liquidity. The Company continues to assess its cost structure in relationship to its revenue levels, which may necessitate further expense reductions.

As with any operating plan, there are risks associated with the Company’s ability to execute it, including the current economic environment in which the Company operates. Therefore, there can be no assurance that the Company will be able to satisfy its obligations, or achieve the operating improvements absent an infusion of capital. If the Company is unable to execute this plan, it will need to find additional sources of cash not contemplated by the current operating plan and/or raise additional capital to sustain continuing operations as currently contemplated. There can be no assurance that the additional funding sources will be available to the Company at favorable rates or at all. If the Company cannot maintain compliance with its covenant requirements on its bank financing facility or cannot obtain appropriate waivers and modifications, the lenders may call the debt. If the debt is called, the Company would need to obtain new financing and there can be no assurance that it will be able to do so. If the Company is unable to achieve its operating plan and maintain compliance with its loan covenants and the debt is called, the Company will not be able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Consequently, the audit report prepared by the Company’s independent registered public accounting firm relating to its financial statements for the year ended December 31, 2012 includes an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to generate sufficient cash flows from operations to meet its anticipated needs for working capital and capital expenditures, it may need to raise additional funds. Such capital may not be available on terms favorable or acceptable to the Company, if at all. If the Company raises additional funds through the issuance of equity securities, its stockholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of the Company’s common stock.

On December 4, 2012, the Company received a letter from Nasdaq (the “Minimum Bid Price Notice”) notifying it that the closing bid price of its common stock was below the $1.00 minimum bid price requirement for 30 consecutive business days and, as a result, the Company no longer complied with the minimum bid price requirement under Listing Rule 5550(a)(2) for continued listing on Nasdaq. The Minimum Bid Price Notice also stated that the Company has been provided an initial compliance period of 180 calendar days, or until June 3, 2013, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days prior to June 3, 2013. If the Company does not regain compliance by June 3, 2013, Nasdaq will provide notice to the Company that its securities will be subject to delisting.

On February 26, 2013, the Company received a letter from Nasdaq (the “Stockholders’ Equity Notice”) notifying it that the Company was no longer in compliance with the minimum stockholders’ equity requirement of at least $2.5 million for continued listing on Nasdaq. The Stockholders’ Equity Notice does not result in the immediate delisting of the Company’s common stock from Nasdaq. Rather, under the Nasdaq Listing Rules, the Company has 45 calendar days from the date of the Stockholders’ Equity Notice to submit to Nasdaq a plan to regain compliance. If the plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the Stockholders’ Equity Notice for the Company to evidence compliance. Nasdaq is currently reviewing the Company’s plan and will determine whether to accept the plan, considering such criteria as the likelihood that the plan will result in compliance with Nasdaq’s continued listing criteria, the Company’s past compliance history, the reasons for the Company’s current non-compliance, other corporate events that may occur within the review period, the Company’s overall financial condition and its public disclosures. If Nasdaq does not accept the plan, the Company will have the opportunity to appeal that decision to a Hearings Panel.

If the Company is delisted and cannot obtain listing on another major market or exchange, its stock’s liquidity would suffer, and it would likely experience reduced investor interest. Such factors may result in a decrease in the Company’s stock’s trading price. In addition, the failure to trade on a national securities exchange may hinder the Company’s efforts to obtain financing.

As of March 31, 2013 and December 31, 2012, the Company had total cash, cash equivalents and restricted cash balances of approximately $0.6 million and $2.2 million, respectively. This and the Company’s credit facility are its primary sources of liquidity, as the Company is not currently generating any significant positive cash flow from our operations.

The Company has an active universal shelf registration statement with the Securities and Exchange Commission, which will enable the Company to raise funds through one or more issuances of the securities covered by such registration statement when and if such registration statement is declared effective by the Securities and Exchange Commission. An offering of securities covered by the shelf registration statement will be made only by means of a written prospectus and prospectus supplement, and the specific terms of any future offering will be subject to prevailing market conditions. If the Company were to undertake such an offering, it may use the net proceeds from the sale of such securities for general corporate purposes, which may include repayment or refinancing of existing indebtedness, acquisitions, investments, capital expenditures, repurchase of capital stock and for any other purposes that the Company may specify in any prospectus supplement.

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

At March 31, 2013 and December 31, 2012, approximately 69% and 71% of accounts receivable were due from five customers. The majority of the Company’s sales are to customers in the telecommunications and data communications industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Customers that accounted for more than 10% of total accounts receivable at each period end follow:

	March 31, 2013	December 31, 2012

Customer A	26%	29%
Customer B	24%	*
Customer C	*	26%

* Accounts receivable due were less than 10% of the Company’s total accounts receivable.

Note 2. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of TranSwitch have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. These condensed consolidated financial statements are prepared on a consistent basis with, and should be read in conjunction with, the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2012, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 25, 2013. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments that are necessary for a fair presentation. The results of operations for any interim period are not necessarily indicative of the results that may be achieved for the full year.

Note 3. New Accounting Standards

Recently Issued Standards

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. In the case where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial reporting, and assures that there are proper controls in place to ascertain that the Company’s financial statements properly reflect the change.

The Company has considered all recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its interim condensed consolidated financial statements.

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

As of March 31, 2013, the Company’s financial assets were investments in non-publicly traded companies. The Company considers net realizable value for its investments in non-publicly traded companies for purposes of determining asset impairment losses.

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

Stock-based compensation expense follows (in thousands):

	Three Months Ended March 31
	2013	2012
Cost of Sales	$7	$6
Research and Development	153	120
Marketing and Sales	127	111
General and Administration	287	295
Total Stock-Based Compensation	$574	$532

During the three months ended March 31, 2013, 32,972 restricted stock units ("RSUs”) were granted, 103,138 RSUs were released, and 54,639 RSUs were canceled or forfeited, or expired. During the same three months of 2013, there were no stock options granted or exercised, and 68,882 stock options were canceled or forfeited or expired.

During the three months ended March 31, 2012, 23,830 restricted stock units ("RSUs”) were granted, 59,046 RSUs were released, and 20,142 RSUs were canceled, forfeited, or expired. During the same three months of 2012, there were no stock options granted, 14,684 stock options were exercised, and 76,759 stock options were canceled, forfeited or expired

Note 6. Loss Per Common Share

Basic net loss per common share and diluted net loss per common share are computed using the weighted average common shares outstanding for the respective periods. All “in-the-money” stock options and RSUs for the three months ended March 31, 2013 and 2012, respectively, were anti-dilutive and were excluded from the calculation of diluted net loss per share for each period presented.

Note 7. Restricted Cash

The Company’s liquidity is affected by restricted cash balances of approximately $0.1 million as of March 31, 2013 and December 31, 2012, which are included in current assets and are not available for general corporate use. The Company has pledged these restricted cash accounts as collateral for stand-by letters of credit that support customer credit requirements.

Note 8.    Inventories

The components of inventories follow:

(in thousands)	March 31, 2013	December 31, 2012
Work-in-process and raw materials	$419	$346
Finished goods	414	402
Total inventories	$833	$748

During the three months ended March 31, 2012, gross profit was affected favorably in the amount of less than $0.1 million from the sales of products that had previously been written down. There were no such sales during the three months ended March 31, 2013.

Note 9.     Other Intangible Assets, net

Information about other intangible assets follows:

	Other Intangible Assets
	Developed Technology	Customer Relationships	Total

Balances at March 31, 2013
Cost	$1,755	$4,729	$6,484
Accumulated amortization	(1,714)	(4,255)	(5,969)
	$41	$474	$515

Balances at December 31, 2012
Cost	$1,755	$4,729	$6,484
Accumulated amortization	(1,707)	(4,229)	(5,936)
	$48	$500	$548

Amortization expense related to “other intangible assets” for both the three months ended March 31, 2013 and 2012 was $0.1 million. Future estimated aggregate amortization expense for such assets as of March 31, 2013 follows: 2013 (remaining nine months) - $0.1 million; 2014 - $0.1 million; 2015 - $0.1 million; 2016 - $0.1 million; and 2017 - $0.1 million.

Note 10.   Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities follow:

	March 31,	December 31,
(in thousands)	2013	2012
Accrued expenses and other current liabilities	$3,678	$3,310
Accrued royalties	1,286	1,453
Accrued compensation and benefits	3,207	3,059
Restructuring liabilities	1,649	2,016
Deferred revenue	28	425

Total accrued expenses and other current liabilities	$9,848	$10,263

The Company periodically evaluates any contingent liabilities in connection with any payments to be made for any potential intellectual property infringement asserted or unasserted claims. The Company’s accrued royalties as of March 31, 2013 and December 31, 2012 represent the contingent payments for asserted or unasserted claims that are probable of assertion as of the respective balance sheet dates based on the applicable patent law.

Note 11.    Restructuring Charges

During the three months ended March 31, 2013, the Company made further reductions in personnel and recorded a net restructuring charge of approximately $0.3 million. These reductions were in addition to the restructuring plan that the Company implemented in the second quarter of 2012 that included a workforce reduction of approximately 64 positions primarily in the Company’s Bangalore, India, New Delhi, India, Fremont, California, Shelton, Connecticut, and European locations.

The Company did not record any restructuring charges during the three months ended March 31, 2012.

A summary of the restructuring liabilities and activity for the three months ended March 31, 2013 follows (in thousands):

	Restructuring Liabilities December 31, 2012	Restructuring Charges	Cash Payments, net of Receipts on Sublease Activity	Non-cash Items	Adjustments and Changes in Estimates	Restructuring Liabilities March 31, 2013
Employee termination benefits	$711	$254	$(196)	$—	$—	$769

Facility lease costs	2,501	—	(311)	—	—	2,190
Other	267	—	(80)	—	—	187

Totals	$3,479	$254	$(587)	$—	$—	$3,146

Note 12.    Investments in Non-Publicly Traded Companies

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

For the three months ended March 31, 2013 and 2012, there were no impairment charges related to the Company’s investments in non-publicly traded companies. The Company made an additional investment of less than $0.1 million during the three months ended March 31, 2012.

Note 13.    Credit Facility

On April 4, 2011, the Company entered into an Amended and Restated Business Financing Agreement (the “Amended Financing Agreement”) with Bridge Bank N.A. (“Bridge Bank”) which amended and restated its existing credit facility. The Amended Financing Agreement provides a credit facility to the Company of up to $5.0 million which bears interest at the higher of (i) the prime rate plus 2.0% or (ii) 5.25% percent, plus the payment of certain fees and expenses (the “Facility”). The Facility is secured by substantially all the personal property of the Company, including its accounts receivable and intellectual property. Subject to the terms of the Amended Financing Agreement, availability under the Facility is based on a formula pursuant to which Bridge Bank would advance an amount equal to the lower of $5.0 million or 80% of the Company’s eligible accounts receivable ($3.1 million at March 31, 2013) with account eligibility and advance rates determined by Bridge Bank in its sole discretion. Prior to the amendment of the Amended Financing Agreement described below the term of the Facility was two years and at the expiration of such term, all loan advances under the Facility would have become immediately due and payable. Under the Facility, the Company had outstanding borrowings of $1.3 million at March 31, 2013 and $2.4 million at December 31, 2012.

During the first quarter of 2013, the Company was not in compliance with a financial covenant under the Facility. On April 10, 2013, the Company entered into an agreement with Bridge Bank pursuant to which Bridge Bank agreed to waive such noncompliance, make certain other modifications and extend the maturity to July 3, 2013. The Company was in compliance with this financial convent as of March 31, 2013 and all subsequent measurement periods. Although the Company is in discussions with Bridge Bank about extending the Facility beyond July 3, 2013, the company cannot assure that it will be able to extend or renew the Facility on terms reasonably acceptable to the Company or at all. In the future, if the Company is unable to maintain its compliance or obtain a waiver of noncompliance with any covenants, Bridge Bank could accelerate the indebtedness, which could impair the Company’s ability to continue to conduct its business. If the Company’s indebtedness is accelerated in full or in part, it would be very difficult in the current financing environment for the Company to refinance its debt or obtain additional financing, which could adversely affect the Company’s ability to continue its business.

Note 14. Supplemental Cash Flow Information

Supplemental cash flow information follows:

(in thousands)	Three Months Ended March 31,
	2013	2012

Cash paid for interest	$34	$2
Cash paid for income taxes	$77	$113

Note 15. Issuances of Common Stock

Common Stock Purchase Agreement with Aspire Capital

On July 16, 2012, the Company entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), pursuant to which the Company, from time to time, could issue and sell to Aspire Capital shares of the Company’s common stock. Under the terms of the Common Stock Purchase Agreement, the Company could issue and sell to Aspire Capital shares of the Company’s common stock for aggregate gross sales proceeds of up to $11,000,000, subject to the terms and conditions set forth in such agreement.

On March 27, 2013, the Company delivered to Aspire Capital notice of termination of the Common Stock Purchase Agreement, which termination became effective March 28, 2013. The Company terminated the Common Stock Purchase Agreement because it did not intend to utilize such agreement to raise additional capital. The Company did not incur any termination fees or penalties as a result of such termination. In connection with the termination of the Common Stock Purchase Agreement, the Company also terminated the Registration Rights Agreement (the “Registration Rights Agreement”) with Aspire Capital, dated July 16, 2012. Upon termination of the Registration Rights Agreement, the Company was no longer under any obligation to register any of its securities for Aspire Capital.

During the three months ended March 31, 2013, Aspire purchased a total of 1,250,000 shares under the Common Stock Purchase Agreement for net proceeds to the Company of approximately $1.0 million.

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

Note 16. Income Taxes

The company’s Effective Tax Rate (“ETR”) for the three months ended March 31, 2013 and 2012 was (5.90%) and (1.91%), respectively. The provision for income taxes mainly relates to taxable income generated by certain of TranSwitch’s subsidiaries located in foreign jurisdictions. The ETR differs from the U.S. federal statutory rate for the periods presented primarily due to foreign income taxes, increases in the valuation allowance for domestic deferred income tax assets, and additional reserves for uncertain tax positions recorded during the periods..

During the three months ended March 31, 2013 and 2012, we evaluated our deferred income tax assets as to whether it is “more likely than not” that the deferred income tax assets will be realized. In our evaluation of the realizability of deferred income tax assets, we consider the most recent three year period for financial statement income, projections of future taxable income, the reversal of temporary differences and tax planning strategies. We have evaluated the realizability of the deferred income tax assets and have determined that it is “more likely than not” that all of the domestic deferred income tax assets will not be realized. Accordingly, a valuation allowance was recorded for all of our domestic net deferred income tax assets. In future periods, we will not recognize a domestic deferred tax benefit and will maintain a full deferred tax valuation allowance until we achieve sustained U.S. taxable income. Additionally, in the future, we expect our current income tax expense to be related to taxable income generated by our foreign subsidiaries.

The Company is required to make a determination of any of its tax positions (federal and state) for which the sustainability of the position, based upon the technical merits, is uncertain. The Company regularly evaluates all tax positions taken and the likelihood of those positions being sustained. If management is highly confident that the position will be allowed and there is a greater than 50% likelihood that the full amount of the tax position will be ultimately realized, the Company recognizes the full benefit associated with the tax position. Otherwise, the Company is required to record a reserve against the full benefit of that uncertain position. Additionally, interest and penalties related to uncertain tax positions are included as a component of income tax expense. As of March 31, 2013 the Company has accrued 0.1 million in interest on its uncertain tax positions and recorded that amount as part of its tax provision.. The Company believes that there are no uncertain issues that are reasonably expected to be resolved in the next 12 months.

Note 17. Evaluation of Subsequent Events

On April 3, 2013, the Company closed an underwritten public offering of 8,300,000 units, consisting of one share of common stock and a warrant to purchase 0.50 of a share of common stock, which included 1,245,000 units pursuant to the exercise in full of the over-allotment option granted to the underwriter. After the underwriting discount and estimated offering expenses payable by the Company, the Company received net proceeds of approximately $3.7 million. The warrants are exercisable on the earlier of the first anniversary of the date of issuance, or the day after the date on which the Company files a certificate of amendment increasing its number of authorized shares of Common Stock, and expire on the fifth anniversary of the date such amendment is filed. The exercise price and number of shares of Common Stock issuable upon exercise of the warrants will be subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction, among other events as described in the warrants. In addition, the warrants contain full ratchet anti-dilution protection upon the issuance of any common stock, securities convertible into common stock, or certain other issuances at a price below the then-existing exercise price of the warrants, with certain exceptions. The Company agreed with the investors in the Offering to hold a stockholders’ meeting by July 31, 2013 to seek stockholder approval for an increase in the authorized shares of its Common Stock. If the Company is unable to obtain the required stockholder approval by the day following the first anniversary of the issuance date, the Company will be required to pay liquidated damages of $1,000,000.

Subsequent events have been evaluated through the date the accompanying condensed consolidated financial statements were issued.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our unaudited interim condensed consolidated financial statements and the related notes thereto contained in Part 1, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2012 and Quarterly Reports on Form 10-Q filed subsequently thereto.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, and any documents incorporated herein by reference may contain, forward-looking statements that involve risks and uncertainties. When used in this document, the words, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “expect” and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements as a result of risk factors including those set forth in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012 and our other Quarterly Reports on Form 10-Q filed subsequently thereto.

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

In connection with developments in our industry and our long-term growth strategy, we continually evaluate our portfolio of businesses to ensure that we are investing in those businesses that will contribute to shareholder value over the long term. While we continue to offer our suite of broadband wireline and wireless telecom products, we have strategically refocused our efforts to our interconnect technologies which we believe are differentiated and provide the greatest opportunity of future growth as further described below. We continue to reduce operating expenses. All product and software development programs related to our telecom product lines have been cancelled and all of our remaining research and development resources in India and Israel have been redeployed to our interoperable connectivity solutions for consumer electronic and personal computer markets.

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

During the three months ended March 31, 2013, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2012.

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

	Three Months Ended March 31
	2013	2012
Net revenues:
Product revenues	45%	86%
Intellectual property and service revenues	55%	14%
Total net revenues	100%	100%
Cost of revenues:
Cost of product revenues	15%	31%
Provision for excess and obsolete inventories	2%	6%
Cost of intellectual property and service revenues	2%	4%
Total cost of revenues	19%	41%
Gross profit	81%	59%
Operating expenses:
Research and development	82%	118%
Marketing and sales	21%	45%
General and administrative	39%	58%
Restructuring charges, net	5%	-
Reversal of accrued royalties	(4)%	(2)%
Total operating expenses	143%	219%
Operating loss	(62)%	(160)%

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

The following table summarizes our net revenue mix by product line category:

(in thousands)	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues	Percentage Increase in Revenues

Network Infrastructure	$2,944	63%	$2,942	80%	-%

Customer Premises Equipment	1,699	37%	739	20%	130%

Total net revenues	$4,643	100%	$3,681	100%	26%

Total net revenues for the three months ended March 31, 2013 were $4.6 million as compared to $3.7 million for the three months ended March 31, 2012, an increase of $1.0 million, or 26%. Our Network Infrastructure revenues for the three months ended March 31, 2013 were essentially flat with Network Infrastructure revenues for the three months ended March 31, 2012. Within Network Infrastructure, we had increased service related revenues which were offset by decreased sales of our VoIP and Optical transport products. The Network Infrastructure service related revenues for the three months ended March 31, 2013 including IP licensing revenue and a 0.8 million patent sale. Our CPE revenues increase of approximately 130% was attributable to increased service revenues for IP licensing of our high speed interface technology of approximately $1.1 million.

International net revenues represented approximately 35% of net revenues for the three months ended March 31, 2013 as compared to 84% for the three months ended March 31, 2012.

Gross Profit

Total gross profit for the three months ended March 31, 2013 increased by approximately $1.6 million or 73% as compared to the three months ended March 31, 2012. The increase in gross profit was primarily the result of an increase in total net revenues. The increased revenues were largely due to increased service revenues including licensing agreements and patent sales which had high gross profit percentages as compared to gross profit percentages in the same period last year. The total gross profit as a percentage of revenue was 81% and 59% for three months ended March 31, 2013 and 2012, respectively. Also during the three months ended March 31, 2013 and 2012, we recorded provisions for excess and obsolete inventories in the amounts of approximately $0.1 million and $0.2 million, respectively.

We anticipate that gross profit will continue to be impacted by fluctuations in the volume and mix of our product shipments as well as material costs, yield and the fixed cost absorption of our product operations.

 Research and Development

Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to electronic design automation tools, subcontracting and fabrication costs, depreciation and amortization, and facilities expenses. During the three months ended March 31, 2013, research and development expenses decreased $0.6 million, or 13% over the comparable period of 2012. These decreases were a result of decreased labor and other cost savings as a result of workforce reductions from a restructuring plan that was implemented during the second half of 2012. The workforce reductions principally affected our Network Infrastructure product line. The decreased expenses were partially offset by some non-recurring subcontracting and fabrications costs during the three months ended March 31, 2013.

All product and software development programs related to our telecom product lines have been cancelled and we have redeployed all of our remaining research and development resources in India and Israel to our interoperable connectivity solutions for consumer electronic and personal computer markets. We will continue to closely monitor both our costs and our revenue expectations in future periods. We will continue to concentrate our spending on research and development to meet our customer requirements and respond to market conditions.

Marketing and Sales

 Marketing and sales expenses consist primarily of personnel-related, trade show, travel and facilities expenses. Marketing and sales expenses for the three months ended March 31, 2013 decreased by $0.7 million or 42% as compared to the three months ended March 31, 2012. These decreases were a result of decreased salaries and personnel related expenses as a result of workforce reductions from a restructuring plan that was implemented during the second half of 2012.

 General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, professional and legal fees, and insurance and facilities expenses.  General and administrative expenses for the three months ended March 31, 2013 decreased $0.3 million or 16% as compared to the comparable period in 2012.   This decrease was a result of decreased professional and legal fees, along with decreased salaries as a result of workforce reductions from a restructuring plan that was implemented during the second half of 2012.

Restructuring Charges, net

During the three months ended March 31, 2013 and 2012, we recorded net restructuring charges of $0.3 million and zero, respectively. Information on restructuring charges is located in Note 11 (Restructuring Charges) of the Notes to Unaudited Condensed Consolidated Financial Statements.

Interest (Expense) Income, net

Interest (expense) income, net was an expense of $0.1 million and income of less than $0.1 million for the three months ended March 31, 2013 and 2012, respectively. Interest expense increased approximately $0.1 million for the three months ended March 31, 2013 as compared to the comparable period of 2012 due to higher outstanding borrowings on our credit facility during the current year period. Interest income decreased less than $0.1 million for the three months ended March 31, 2013 as compared to the comparable period of 2012 due to lower cash balances during the current year period.

Interest income may fluctuate in the future as it is affected by our cash and investment balances and the related interest rates. At March 31, 2013 and 2012, the effective interest rate on our interest-bearing securities was approximately 0.2% and 2.9%, respectively.

Income Tax Expense

Income tax expense was approximately $0.2 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively. The amounts that were recorded reflect income taxes on the earnings of certain of our foreign subsidiaries, principally, India.

During the three months ended March 31, 2013 and 2012, we evaluated our deferred income tax assets as to whether it is “more likely than not” that the deferred income tax assets will be realized. In our evaluation of the realizability of deferred income tax assets, we consider projections of future taxable income, the reversal of temporary differences and tax planning strategies. We have evaluated the realizability of the deferred income tax assets, and have determined that it is “more likely than not” that all of the deferred income tax assets will not be realized. Accordingly, a valuation allowance was recorded for all of our domestic net deferred income tax assets. In future periods, we will not recognize a deferred tax benefit and will maintain a deferred tax valuation allowance until we achieve sustained U.S. taxable income. Additionally, in the future, we expect our current income tax expense to be related to taxable income generated by our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred significant operating losses and have used cash in our operating activities for the past several years. Operating losses have resulted from inadequate sales levels for our cost structure. As of March 31, 2013, we had negative working capital of approximately $7.6 million. Included in negative working capital, we had outstanding indebtedness to Bridge Bank under our credit facility of $1.3 million.

On April 3, 2013 we raised $3.7 million in an underwritten public offering which improved our financial position from the end of the first quarter. The offering consisted of the sale of 8,300,000 units at a price to the public of $0.50 per unit. Each unit consists of one share of common stock and a warrant to purchase 0.50 of a share of common stock. The warrants have an exercise price of $0.58 per share.

In July of 2012, we announced a restructuring which primarily affected the telecom product unit and is expected to save $8.0 million in annual operating costs. We began to see these cost savings during the third quarter of 2012. With this restructuring, we have cancelled all development programs related to our telecom product lines. We have redeployed all of our remaining research and development resources to focus on its interoperable connectivity solutions for consumer electronic and personal computer markets.  We also announced our intentions to sell our non-strategic assets. We are actively marketing our telecom related patent portfolio to provide additional liquidity. We continue to assess our cost structure in relationship to our revenue levels, which may necessitate further expense reductions.

As with any operating plan, there are risks associated with our ability to execute it, including the current economic environment in which we operate. Therefore, there can be no assurance that we will be able to satisfy our obligations, or achieve the operating improvements absent an infusion of capital. If we are unable to execute this plan, we will need to find additional sources of cash not contemplated by the current operating plan and/or raise additional capital to sustain continuing operations as currently contemplated. There can be no assurance that the additional funding sources will be available to us at favorable rates or at all. If we cannot maintain compliance with our covenant requirements on our bank financing facility or cannot obtain appropriate waivers and modifications, the lenders may call the debt. If the debt is called, we would need to obtain new financing and there can be no assurance that we will be able to do so. If we are unable to achieve our operating plan and maintain compliance with our loan covenants and our debt is called, we will not be able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2012 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. If we are unable to generate sufficient cash flows from operations to meet our anticipated needs for working capital and capital expenditures, we may need to raise additional funds. Such capital may not be available on terms favorable or acceptable to us, if at all. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of our common stock.

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

On February 26, 2013, we received a letter from Nasdaq (the “Stockholders’ Equity Notice”) notifying us that we were no longer in compliance with the minimum stockholders’ equity requirement of at least $2.5 million for continued listing on Nasdaq. The Stockholders’ Equity Notice does not result in the immediate delisting of our common stock from Nasdaq. Rather, under the Nasdaq Listing Rules, we have 45 calendar days from the date of the Stockholders’ Equity Notice to submit to Nasdaq a plan to regain compliance. If the plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the Stockholders’ Equity Notice for us to evidence compliance. Nasdaq is currently reviewing the Company’s plan and will determine whether to accept the plan, considering such criteria as the likelihood that the plan will result in compliance with Nasdaq’s continued listing criteria, our past compliance history, the reasons for our current non-compliance, other corporate events that may occur within the review period, our overall financial condition and our public disclosures. If Nasdaq does not accept the plan, we will have the opportunity to appeal that decision to a Hearings Panel.

If we are delisted and cannot obtain listing on another major market or exchange, our stock’s liquidity would suffer, and we would likely experience reduced investor interest. Such factors may result in a decrease in our stock’s trading price. In addition, the failure to trade on a national securities exchange may hinder our efforts to obtain financing.

As of March 31, 2013 and December 31, 2012, we had total cash, cash equivalents and restricted cash balances of approximately $0.6 million and $2.2 million, respectively. This and our credit facility are our primary sources of liquidity, as we are not currently generating any significant positive cash flow from our operations. A summary of our cash, cash equivalents, restricted cash, credit agreements and future commitments are detailed as follows:

We have an active universal shelf registration statement with the Securities and Exchange Commission, which will enable us to raise funds through one or more issuances of the securities covered by such registration statement when and if such registration statement is declared effective by the Securities and Exchange Commission. An offering of securities covered by the shelf registration statement will be made only by means of a written prospectus and prospectus supplement, and the specific terms of any future offering will be subject to prevailing market conditions. If we undertake such an offering, we may use the net proceeds from the sale of such securities for general corporate purposes, which may include repayment or refinancing of existing indebtedness, acquisitions, investments, capital expenditures, repurchase of capital stock and for any other purposes that we may specify in any prospectus supplement.

Operating Activities

Operating activities used cash of $1.5 million for the three months ended March 31, 2013. This resulted from a net loss of $3.1 million which was offset by non-cash items of approximately $0.9 million. We also experienced cash usage for working capital from an increase in accounts receivable of $0.6 million, an increase in inventories of $0.2 million, an increase in prepaid and other current assets of $0.1 million and a decrease in restructuring liabilities of $0.6 million. These working capital uses were offset by a working capital increase to cash as a result of an increase accounts payable of $2.1 million and an increase in accrued expenses of $0.1 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2013 was less than $0.1 million from the purchases of fixed assets.

Financing Activities

Net cash used by financing activities for the three months ended March 31, 2013 was $0.1 million. This was the result of $1.1 million in cash used for payments on our credit facility partially offset by $1.0 million of cash provided by sales of our common stock.

Cash, Cash Equivalents, Restricted Cash, Investments, Credit Agreements and Issuances of Common Stock

Our primary source of liquidity is cash, cash equivalents, restricted cash, short-term investment balances, a credit facility agreement and issuances of our common stock.

Financing Activities:

On April 3, 2013, we closed an underwritten public offering of 8,300,000 units, consisting of one share of common stock and a warrant to purchase 0.50 of a share of common stock, which included 1,245,000 units pursuant to the exercise in full of the over-allotment option granted to the underwriter. After the underwriting discount and estimated offering expenses payable by us, we received net proceeds of approximately $3.7 million. The warrants are exercisable on the earlier of the first anniversary of the date of issuance, or the day after the date on which we file a certificate of amendment increasing our number of authorized shares of Common Stock, and expire on the fifth anniversary of the date such amendment is filed. The exercise price and number of shares of Common Stock issuable upon exercise of the warrants will be subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction, among other events as described in the warrants. In addition, the warrants contain full ratchet anti-dilution protection upon the issuance of any common stock, securities convertible into common stock, or certain other issuances at a price below the then-existing exercise price of the warrants, with certain exceptions. We agreed with the investors in the offering to hold a stockholders’ meeting by July 31, 2013 to seek stockholder approval for an increase in the authorized shares of our Common Stock. If we are unable to obtain the required stockholder approval by the day following the first anniversary of the issuance date, we will be required to pay liquidated damages of $1,000,000.

On July 16, 2012, we entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), pursuant to which we, from time to time, could issue and sell to Aspire Capital shares of our common stock. Under the terms of the Common Stock Purchase Agreement, we could issue and sell to Aspire Capital shares of our common stock for aggregate gross sales proceeds of up to $11,000,000, subject to the terms and conditions set forth in such agreement.

On March 27, 2013, we delivered to Aspire Capital notice of termination of the Common Stock Purchase Agreement, which termination became effective March 28, 2013. We decided to terminate the Common Stock Purchase Agreement because we did not intend to utilize such agreement to raise additional capital. We did not incur any termination fees or penalties as a result of such termination. In connection with the termination of the Common Stock Purchase Agreement, we also terminated the Registration Rights Agreement (the “Registration Rights Agreement”) with Aspire Capital, dated July 16, 2012. Upon termination of the Registration Rights Agreement, we were no longer be under any obligation to register any of our securities for Aspire Capital.

During the three months ended March 31, 2013, Aspire purchased a total of 1,250,000 shares under the Common Stock Purchase Agreement for net proceeds to us of approximately $1.0 million.

Credit Facility:

On April 4, 2011, the Company entered into an Amended and Restated Business Financing Agreement (the “Amended Financing Agreement”) with Bridge Bank N.A. (“Bridge Bank”) which amended and restated its existing credit facility. The Amended Financing Agreement provides a credit facility to the Company of up to $5.0 million which bears interest at the higher of (i) the prime rate plus 2.0% or (ii) 5.25% percent, plus the payment of certain fees and expenses (the “Facility”). The Facility is secured by substantially all the personal property of the Company, including its accounts receivable and intellectual property. Subject to the terms of the Amended Financing Agreement, availability under the Facility is based on a formula pursuant to which Bridge Bank would advance an amount equal to the lower of $5.0 million or 80% of the Company’s eligible accounts receivable ($3.1 million at March 31, 2013) with account eligibility and advance rates determined by Bridge Bank in its sole discretion. Prior to the amendment of the Amended Financing Agreement described below, the term of the Facility was two years and at the expiration of such term, all loan advances under the Facility would have become immediately due and payable. Under the Facility, the Company had outstanding borrowings of $1.3 million at March 31, 2013 and $2.4 million at December 31, 2012.

During the first quarter of 2013, the Company was not in compliance with a financial covenant under the Facility. On April 10, 2013, the Company entered into an agreement with Bridge Bank pursuant to which Bridge Bank agreed to waive such noncompliance, make certain other modifications and extend the maturity to July 3, 2013. The Company was in compliance with this financial covenant as of March 31, 2013 and all subsequent measurement periods. Although the Company is in discussions with Bridge Bank about extending the Facility beyond July 3, 2013, the Company cannot assure that it will be able to extend or renew the Facility on terms reasonably acceptable to the Company or at all. In the future, if the Company is unable to maintain its compliance or obtain a waiver of noncompliance with any covenants, Bridge Bank could accelerate the indebtedness, which could impair the Company’s ability to continue to conduct its business. If the Company’s indebtedness is accelerated in full or in part, it would be very difficult in the current financing environment for the Company to refinance its debt or obtain additional financing, which could adversely affect the Company’s ability to continue its business.

A summary of the net change in total cash and investments follows:

(in thousands)	March 31, 2013	December 31, 2012	Change	March 31, 2012	December 31, 2011	Change
Cash and cash equivalents	$514	$2,156	$(1,642)	$3,491	$5,453	$(1,962)
Restricted cash	88	88	-	88	98	(10)
Short-term investments	-	-	-	1,503	2,003	(500)
Total cash and investments	$602	$2,244	$(1,642)	$5,082	$7,554	$(2,472)

Effect of Exchange Rates and Inflation: Exchange rates and inflation have not had a significant impact on our operations or cash flows.

Commitments and Significant Contractual Obligations

There have been no material changes to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on March 25, 2013. Additional comments related to our contractual obligations are presented below.

We have outstanding operating lease commitments of approximately $12.6 million, payable over the next five years. Some of these commitments are for space that is not being utilized and for which we recorded restructuring charges in prior periods. As of March 31, 2013, we have sublease agreements totaling approximately $8.9 million to rent portions of our excess facilities over the next five years. We currently believe that we can fund these lease commitments in the future; however, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

We also have pledged approximately $0.1 million as of March 31, 2013 and December 31, 2012 as collateral for stand-by letters of credit to support customer credit requirements. These amounts were in our bank accounts and are included in our restricted cash balances.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

During the three months ended March 31, 2013, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2012, and in Part II, Item 1A, Risk Factors, of any Quarterly Report on Form 10-Q filed subsequently thereto, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K and any Quarterly Report on Form 10-Q filed subsequently thereto are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

There have been no material changes to the factors disclosed in Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable

ITEM 6.     EXHIBITS

Exhibit 3.1	Amended and Restated Certificate of Incorporation, as amended to date (previously filed as Exhibit 3.1 to TranSwitch’s quarterly report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

Exhibit 3.2	Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to TranSwitch’s current report on Form 8-K as filed on May 22, 2012 and incorporated herein by reference).

Exhibit 3.3	Certificate of Designation of Series B Junior Participating Preferred Stock, dated October 3, 2011 (previously filed as Exhibit 3.1(b) to TranSwitch’s current report on Form 8-K as filed on October 3, 2011 and incorporated herein by reference).

Exhibit 3.4	Second Amended and Restated By-Laws (previously filed as Exhibit 3.1 to TranSwitch’s current report on Form 8-K as filed on October 17, 2007 and incorporated herein by reference).

Exhibit 4.1	Form of Warrant (previously filed as Exhibit 4.1 to TranSwitch’s current report on Form 8-K as filed on March 28, 2013 and incorporated herein by reference).

Exhibit 10.1	Business Financing Modification Agreement between TranSwitch and Bridge Bank, N.A. dated April 10, 2013 (previously filed as Exhibit 10.1 to TranSwitch’s current report on Form 8-K as filed on April 10, 2013 and incorporated herein by reference).

Exhibit 10.2	Form of Officer Indemnification Agreement (previously filed as Exhibit 10.2 to TranSwitch’s current report on Form 8-K as filed on April 10, 2013 and incorporated herein by reference).

Exhibit 31.1	CEO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	CFO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	CEO and CFO Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSWITCH CORPORATION

May 15, 2013	/s/ Dr. M. Ali Khatibzadeh
Date	Dr. M. Ali Khatibzadeh Chief Executive Officer and President (Chief Executive Officer)

May 15, 2013	/s/ Robert A. Bosi
Date	Robert A. Bosi Vice President and Chief Financial Officer (Chief Financial Officer)

