Form 10-Q
period 2013-06-30
TRANSWITCH CORP /DE
filed 2013-08-14
CIK 944739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2013

or

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

At August 14, 2013, there were 46,644,551 shares of Common Stock, par value $.001 per share, of the Registrant outstanding.

TRANSWITCH CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended June 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED Financial Statements (UNAUDITED)

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$750	$2,156
Restricted cash	88	88
Accounts receivable, (net of allowance for doubtful accounts of $186 at June 30, 2013 and December 31, 2012)	3,386	4,238
Inventories	1,073	748
Prepaid expenses and other current assets	1,406	1,409
Total current assets	6,703	8,639

Property and equipment, net	1,013	1,111
Goodwill	5,271	5,271
Other intangible assets, net	482	548
Investments in non-publicly traded companies	356	356
Other assets	1,594	1,672

Total assets	$15,419	$17,597

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Credit facility	$1,700	$2,432
Accounts payable	2,791	2,210
Accrued expenses and other current liabilities	9,922	10,263
Total current liabilities	14,413	14,905

Restructuring liabilities	1,359	1,463

Derivative liabilities	927	-
Total liabilities	16,699	16,368

Commitments and contingencies

Stockholders’ (deficit) equity:
Common stock, $.001 par value: 97,500,000 and 47,500,000 shares authorized at June 30, 2013 and December 31, 2012, respectively; 46,499,066 and 36,107,763 shares issued at June 30, 2013 and December 31, 2012, respectively; 46,478,272 and 36,086,969 shares outstanding at June 30, 2013 and December 31, 2012, respectively	47	36
Additional paid-in capital	422,716	418,276
Accumulated other comprehensive loss – currency translation	(615)	(549)
Common stock held in treasury (20,794 shares), at cost	(118)	(118)
Accumulated deficit	(423,310)	(416,416)
Total stockholders’ (deficit) equity	(1,280)	1,229
Total liabilities and stockholders’ (deficit) equity	$15,419	$17,597

See accompanying notes.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30
	2013	2012	2013	2012
Net revenues:
Product revenues	$2,514	$2,374	4,612	5,536
Intellectual property and service revenues	323	1,451	2,868	1,970
Total net revenues	2,837	3,825	7,480	7,506
Cost of revenues:
Cost of product revenues	438	866	1,124	1,985
Provision for excess and obsolete inventories	66	220	148	451
Cost of intellectual property and service revenues	271	175	390	336
Total cost of revenues	775	1,261	1,662	2,772
Gross profit	2,062	2,564	5,818	4,734
Operating expenses:
Research and development	2,994	4,678	6,775	9,014
Marketing and sales	902	1,317	1,877	2,959
General and administrative	1,747	1,930	3,531	4,062
Restructuring charges, net	665	1,001	919	1,001
Reversal of accrued royalties, net	(433)	(442)	(612)	(500)
Total operating expenses	5,875	8,484	12,490	16,536
Operating loss	(3,813)	(5,920)	(6,672)	(11,802)
Other (expense) income:
Other (expense) income	(9)	57	(29)	(44)
Change in fair value of derivative liability	246	-	246	-
Interest:
Interest income	9	17	12	40
Interest expense	(28)	(32)	(86)	(41)
Interest expense, net	(19)	(15)	(74)	(1)
Total other (expense) income, net	218	42	143	(45)
Loss before income taxes	(3,595)	(5,878)	(6,529)	(11,847)
Income taxes	192	119	365	233
Net loss	$(3,787)	$(5,997)	(6,894)	(12,080)

Basic and diluted loss per common share:
Net loss per common share	$(0.08)	$(0.19)	(0.17)	(0.39)
Weighted average common shares outstanding – basic and diluted	45,961	31,617	41,417	31,151

See accompanying notes.

4

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

(unaudited)

	Three Months Ended March 31,		Six Months June 30
	2013	2012	2013	2012

Net loss	$(3,787)	$(5,997)	$(6,894)	$(12,080)

Other comprehensive loss:
Foreign currency translation adjustment	(45)	(292)	(66)	(237)

Comprehensive loss	$(3,832)	$(6,289)	$(6,960)	$(12,317)

See accompanying notes.

TRANSWITCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net loss	$(6,894)	$(12,080)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	242	349
Amortization of deferred financing fees	148	27
Provision for excess and obsolete inventories	22	451
Benefit from allowance for doubtful accounts	-	(21)
Non-cash restructuring charges, net	919	1,001
Stock-based compensation expense	1,006	918
Accrued royalty reversals, net	(612)	(500)
Loss on retirement of property and equipment		118
Change in fair value of derivative liability	(246)	-
Changes in operating assets and liabilities:
Accounts receivable	852	3,252
Inventories	(473)	141
Prepaid expenses and other assets	59	1
Accounts payable	581	(462)
Accrued expenses and other current liabilities	188	97
Restructuring liabilities	(940)	(641)

Net cash used by operating activities	(5,148)	(7,349)

Investing activities:
Capital expenditures	(87)	(159)
Investments in non-publicly traded companies	-	(30)
Decrease in restricted cash	-	10
Proceeds from sales and maturities of short-term investments	-	2,003

Net cash (used) provided by investing activities	(87)	1,824

Financing activities:
Issuance of common stock under employee stock plans	13	100

Proceeds from issuance of common stock, net of fees	4,605	2,652
Net (payments) borrowings on credit facility	(732)	713

Net cash provided by financing activities	3,886	3,465
Effect of exchange rate changes on cash and cash equivalents	(57)	(243)

Change in cash and cash equivalents	(1,406)	(2,303)
Cash and cash equivalents at beginning of period	2,156	5,453
Cash and cash equivalents at end of period	$750	$3,150

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

Liquidity

The Company has incurred significant operating losses and has used cash in its operating activities for the past several years. Operating losses have resulted from inadequate sales levels for the cost structure. As of June 30, 2013, the Company has negative working capital of approximately $7.7 million. Included in negative working capital, the Company has outstanding indebtedness to Bridge Bank under its credit facility of $1.7 million.

On April 3, 2013 the Company raised $3.6 million, net of issuance costs of $0.6 million, in an underwritten public offering. The offering consisted of the sale of 8,300,000 units at a price to the public of $0.50 per unit. Each unit consists of one share of common stock and a warrant to purchase 0.50 of a share of common stock. The warrants have an exercise price of $0.58 per share.

In 2012, the Company effectuated a restructuring which primarily affected the telecom product unit and is expected to save approximately $8.0 million in annual operating costs. The Company began to see these cost savings during the third quarter of 2012. With this restructuring, the Company has cancelled all development programs related to its telecom product lines and has redeployed all of its remaining research and development resources to focus on its interoperable connectivity solutions for consumer electronic and personal computer markets.  The Company also announced its intentions to sell its non-strategic assets. The Company is actively marketing its telecom related patent portfolio to provide additional liquidity. The Company continues to assess its cost structure in relationship to its revenue levels, which may necessitate further expense reductions. In June 2013 we continued to restructure the organization by significantly reducing development activities, and effectuated another restructuring which is expected to save an additional $2 million per year and recorded a $0.7 restructuring charge. We continue to assess our cost structure in relationship to our revenue levels which may necessitate further expense reductions.

As with any operating plan, there are risks associated with the Company’s ability to execute it, including the current economic environment in which the Company operates. Therefore, there can be no assurance that the Company will be able to satisfy its obligations, or achieve the operating improvements absent an infusion of capital. If the Company is unable to execute its operating plan, it will need to find additional sources of cash not contemplated by the current operating plan and/or raise additional capital to sustain continuing operations as currently contemplated. There can be no assurance that the additional funding sources will be available to the Company upon favorable terms or at all. Among other things, if the Company cannot maintain compliance with its covenant requirements on its bank financing facility or cannot obtain appropriate waivers and modifications, the lenders may call the debt. If the debt is called, the Company would need to obtain new financing and there can be no assurance that it will be able to do so. If the Company is unable to achieve its operating plan and maintain compliance with its loan covenants and the debt is called, the Company will not be able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Consequently, the audit report prepared by the Company’s independent registered public accounting firm relating to its financial statements for the year ended December 31, 2012 includes an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to generate sufficient cash flows from operations to meet its anticipated needs for working capital and capital expenditures, it may need to raise additional funds. Such capital may not be available on terms favorable or acceptable to the Company, if at all. If the Company raises additional funds through the issuance of equity securities, its stockholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of the Company’s common stock.

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

On February 26, 2013, the Company received a letter from Nasdaq (the “Stockholders’ Equity Notice”) notifying it that the Company was no longer in compliance with the minimum stockholders’ equity requirement of at least $2.5 million for continued listing on Nasdaq. The Stockholders’ Equity Notice did not result in the immediate delisting of the Company’s common stock from Nasdaq. Rather, under the Nasdaq listing rules, the Company had 45 calendar days from the date of the Stockholder’s Equity Notice to submit to Nasdaq a plan to regain compliance.

On June 6, 2013, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC ("Nasdaq") advising it that, unless it appeals the determination by June 13, 2013, its securities would be scheduled for delisting from The Nasdaq Capital Market (the "Capital Market") and would be suspended at the opening of business on June 17, 2013 for failure to comply with Listing Rules 5550(a)(2) and 5550(b)(1), as further described above. The Company was also notified that Nasdaq will file a Form 25-NSE with the Securities and Exchange Commission ("SEC") to remove the registrant's securities from listing and registration on the Capital Market.

The Company has appealed the determination to a Hearings Panel (the "Panel"), which will automatically stay the delisting of the Company's securities and the filing of the Form 25-NSE pending the issuance of a decision by the Panel. The Company made a presentation to the Panel on July 11, 2013 and is awaiting its decision. There can be no assurance that the Panel will grant the registrant's request for continued listing on the Capital Market, or that, if granted, the Company's plan to regain compliance and maintain the listing of its common stock on the Capital Market will ultimately be successful.

If the Company is delisted and cannot obtain listing on another major market or exchange, its stock’s liquidity would suffer, and it would likely experience reduced investor interest. Such factors may result in a decrease in the Company’s stock’s trading price. In addition, the failure to trade on a national securities exchange may hinder the Company’s efforts to obtain financing.

As of June 30, 2013 and December 31, 2012, the Company had total cash, cash equivalents and restricted cash balances of approximately $0.8 million and $2.2 million, respectively. These balances and the Company’s credit facility are its primary sources of liquidity, as the Company is not currently generating any significant positive cash flow from our operations. The Company’s availability on this credit facility was $0.2 million on June 30, 2013.

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

At June 30, 2013 and December 31, 2012, approximately 65% and 71% of accounts receivable were due from five customers. The majority of the Company’s sales are to customers in the telecommunications and data communications industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Customers that accounted for more than 10% of total accounts receivable at each period end follow:

	June 30, 2013	December 31, 2012

Customer A	20%	29%
Customer B	17%	*
Customer C	*	26%

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

In February of 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The amendments in this Update Apply to all entities that issue financial statements that are presented in conformity with U.S. GAAP and that report items of comprehensive income. The total of other comprehensive income for a period shall be transferred to a component of equity that is presented separately from retained earnings and additional paid-in capital in a statement of financial position at the end of an accounting period. A descriptive title such as accumulated other comprehensive income shall be used for that component of equity. The adoption of this standard did not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

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

As of June 30, 2013, the Company’s financial assets were investments in non-publicly traded companies and the warrant derivative liability. The Company considers net realizable value for its investments in non-publicly traded companies for purposes of determining asset impairment losses. The Company’s warrant derivative liability is valued using Level 2 inputs.

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

Stock-based compensation expense follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Cost of Sales	$(5)	$(14)	2	(8)
Research and Development	46	78	199	198
Marketing and Sales	45	39	172	150
General and Administration	346	283	633	578
Total Stock-Based Compensation	$432	$386	1,006	918

During the three months ended June 30, 2013, 1.271,832 RSUs were granted, 628,874 RSUs were released, and 64,104 RSUs were canceled or forfeited, or expired. During the same three months, there were no stock options granted or exercised, and 231,396 stock options were canceled or forfeited or expired. During the six months ended June 30, 2013, 1,304,804 RSUs were granted, 732,012 RSUs were released, and 118,743 RSUs were canceled or forfeited, or expired. During the same six months, there were no stock options granted or exercised, and 300,278 stock options were canceled or forfeited or expired.

During the three months ended June 30, 2012, 567,955 RSUs were granted, 346,952 RSUs were released, and 27,658 RSUs were canceled or forfeited, or expired. During the same three months, there were no stock options granted or exercised, and 73,990 stock options were canceled or forfeited or expired. During the six months ended June 30, 2012, 591,785 RSUs were granted, 405,998 RSUs were released, and 52,447 RSUs were canceled or forfeited, or expired. During the same six months, there were no stock options granted. 14,684 stock options were exercised, and 150,936 stock options were canceled or forfeited or expired.

Note 6. Loss Per Common Share

Basic net loss per common share and diluted net loss per common share are computed using the weighted average common shares outstanding for the respective periods. All “in-the-money” stock options and RSUs and warrants for the three and six months ended June 30, 2013 and 2012, respectively, were anti-dilutive and were excluded from the calculation of diluted net loss per share for each period presented.

Note 7. Restricted Cash

The Company’s liquidity is affected by restricted cash balances of approximately $0.1 million as of June 30, 2013 and December 31, 2012, which are included in current assets and are not available for general corporate use. The Company has pledged these restricted cash accounts as collateral for stand-by letters of credit that support customer credit requirements.

Note 8.    Inventories

The components of inventories follow:

(in thousands)	June 30, 2013	December 31, 2012

Work-in-process and raw materials	$252	$346

Finished goods	821	402

Total inventories	$1,073	$748

During both the three and six months ended June 30, 2012, gross profit was affected favorably in the amount of less than $0.1 million from the sales of products that had previously been written down. There were no such sales during the three or six months ended June 30, 2013.

Note 9. Other Intangible Assets, net

Information about other intangible assets follows:

	Other Intangible Assets
	Developed Technology	Customer Relationships	Total

Balances at June 30, 2013
Cost	$1,755	$4,729	$6,484
Accumulated amortization	(1,722)	(4,280)	(6,002)
	$33	$449	$482

Balances at December 31, 2012
Cost	$1,755	$4,729	$6,484
Accumulated amortization	(1,707)	(4,229)	(5,936)
	$48	$500	$548

Amortization expense related to “other intangible assets” for the six months ended June 30, 2013 and 2012 was $0.1 million and $0.2 million, respectively. Future estimated aggregate amortization expense for such assets as of June 30, 2013 follows: 2013 (remaining six months) - $0.1 million; 2014 - $0.1 million; 2015 - $0.1 million; 2016 - $0.1 million; and 2017 - $0.1 million.

Note 10. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities follow:

	June 30,	December 31,
(in thousands)	2013	2012
Accrued expenses and other current liabilities	$4,050	$3,310
Accrued royalties	853	1,453
Accrued compensation and benefits	2,897	3,059
Restructuring liabilities	2,099	2,016
Deferred revenue	23	425

Total accrued expenses and other current liabilities	$9,922	$10,263

The Company periodically evaluates any contingent liabilities in connection with any payments to be made for any potential intellectual property infringement asserted or unasserted claims. The Company’s accrued royalties as of June 30, 2013 and December 31, 2012 represent the contingent payments for asserted or unasserted claims that are probable of assertion as of the respective balance sheet dates based on the applicable patent law.

Note 11.    Restructuring Charges

During the three and six months ended June 30, 2013, the Company made further reductions in personnel and recorded net restructuring charges of approximately $0.7 million and $0.9 million, respectively.

In the second quarter of 2013, the Company recorded restructuring charges of approximately $0.7 million as it implemented a restructuring plan to close its research and development facility in New Delhi, India. This included a workforce reduction of approximately 28 positions in New Delhi, India. The related employee termination benefits and other facility closure costs are expected to be paid through the end of 2013. In addition, during the first quarter the Company made further reductions in personnel and recorded a net restructuring charge of approximately $0.3 million. These reductions were in addition to the restructuring plan that the Company implemented in the second quarter of 2012 that included a workforce reduction of approximately 64 positions primarily in the Company’s Bangalore, India, New Delhi, India, Fremont, California, Shelton, Connecticut, and European locations.

During the six months end June 30, 2012, the Company recorded a net restructuring charge of approximately $1.0 million from a restructuring plan that included a workforce reduction of approximately 64 positions primarily in the Company’s Bangalore, India, New Delhi, India, Fremont, California, Shelton, Connecticut, and European locations.

A summary of the restructuring liabilities and activity for the six months ended June 30, 2013 follows (in thousands):

	Restructuring Liabilities December 31, 2012	Restructuring Charges	Cash Payments, net of Receipts on Sublease Activity	Non-cash Items	Adjustments and Changes in Estimates	Restructuring Liabilities June 30, 2013
Employee termination benefits	$711	$703	$(330)	$—	$—	$1,084

Facility lease costs	2,501	—	(450)	—	—	2,051
Other	267	216	(160)	—	—	323

Totals	$3,479	$919	$(940)	$—	$—	$3,458

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

For the three and six months ended June 30, 2013 and 2012, there were no impairment charges related to the Company’s investments in non-publicly traded companies. Also, the Company made additional investments of zero and less than $0.1 million during the six months ended June 30, 2013 and 2012, respectively.

Note 13.    Credit Facility

On April 4, 2011, the Company entered into an Amended and Restated Business Financing Agreement (as amended from time to time, the “ Financing Agreement”) with Bridge Bank N.A. (“Bridge Bank”) which amended and restated its existing credit facility. During the first quarter of 2013, the Company was not in compliance with a financial covenant of the Financing Agreement. On April 10, 2013, the Company entered into a Business Financing Modification Agreement with Bridge Bank pursuant to which Bridge Bank agreed to waive such noncompliance, make certain other modifications and extend the maturity of the Financing Agreement to July 3, 2013. The Company was in compliance with this financial covenant as of June 30, 2013.

On July 3, 2013, the Company entered into a second Business Financing Modification Agreement (the “Second Modification Agreement”) with Bridge Bank, amending the terms of the Financing Agreement. Pursuant to the terms of the Financing Agreement, as amended, the maturity date of the Financing Agreement was extended until July 3, 2014. The Financing Agreement as amended contains customary representations, warranties, and affirmative and negative covenants for facilities of its type, including the payment of certain fees, restrictions on dispositions of the Company’s assets, changes in business, and incurrence of certain indebtedness and encumbrances. The Financing Agreement, as amended, by the Modification Agreement also contains customary events of default, including payment defaults and breaches of representations and warranties and covenants. If an event of default occurs and is continuing, Bridge Bank has customary rights and remedies under the Financing Agreement, as amended, including the right to declare all outstanding indebtedness under the facility immediately due and payable and ceasing to advance money or extend credit.

The Financing Agreement, as amended, provides a credit facility to the Company of up to $5.0 million which bears interest at the higher of (i) the prime rate plus 1.75% or (ii) 5.25% percent, plus the payment of certain fees and expenses (the “Facility”). The Facility is secured by substantially all the personal property of the Company, including its accounts receivable and intellectual property. Subject to the terms of the Financing Agreement, as amended, availability under the Facility is based on a formula pursuant to which Bridge Bank would advance an amount equal to the lower of $5.0 million or 80% of the Company’s eligible accounts receivable ($1.9 million at June 30, 2013) with account eligibility and advance rates determined by Bridge Bank in its sole discretion. Prior to the amendment of the Amended Financing Agreement described below, the term of the Facility was two years and at the expiration of such term, all loan advances under the Facility would have become immediately due and payable. Under the Facility, the Company had outstanding borrowings of $1.7 million at June 30, 2013 and $2.4 million at December 31, 2012.

Note 14. Supplemental Cash Flow Information

Supplemental cash flow information follows:

(in thousands)	Six Months Ended
	June 30,
	2013	2012

Cash paid for interest	$57	$27

Cash paid for income taxes	$77	$186

Note 15. Issuances of Common Stock

2013 Underwritten Public Offering

On April 3, 2013, the Company closed an underwritten public offering of 8,300,000 units, consisting of one share of common stock and a warrant to purchase 0.50 of a share of common stock, which included 1,245,000 units pursuant to the exercise in full of the over-allotment option granted to the underwriter. After the underwriting discount and estimated offering expenses payable by the Company, the Company received net proceeds of approximately $3.6 million. The warrants became exercisable on the day after the date on which the Company files a certificate of amendment increasing its number of authorized shares of Common Stock, and expire on the fifth anniversary of the date such amendment is filed; however, the exercise price of the warrants at the time of their issuance was and has been through the date hereof, higher than the market price of our common stock. The exercise price and number of shares of common stock issuable upon exercise of the warrants will be subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction, among other events as described in the warrants. In addition, the warrants contain full ratchet anti-dilution protection upon the issuance of any common stock, securities convertible into common stock, or certain other issuances at a price below the then-existing exercise price of the warrants, with certain exceptions.

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

During the six months ended June 30, 2013, Aspire purchased a total of 1,250,000 shares under the Common Stock Purchase Agreement for net proceeds to the Company of approximately $1.0 million.

At Market Offering

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

During the six months ended June 30, 2012, no shares were issued under the Agreement. On July 13, 2012, the Company delivered to MLV notice of termination of the ATM Agreement, which termination became effective July 23, 2012.

Note 16. Warrants

Warrants

Warrants consist of the following as of June 30, 2013:

	Shares	Weighted average exercise price	Weighted average remaining contract term (years)
Warrants outstanding at January 1, 2013	-	$-	-
Granted	4,150,000	0.58	4.75
Exercised	-	-	-
Forfeited or lapsed	-	-	-
Warrants outstanding at June 30, 2013	4,150,000	$0.58	4.75

As of June 30, 2013, 4,150,000 warrants were classified as a derivative liability. For each reporting period the warrants will be revalued and reported as a change in fair value of derivative liabilities on the statements of income.  For the quarter ended June 30, 2013 that revaluation was $0.3 million, The Company uses the Black Scholes Model to estimate the fair value the Warrants; however, because of the uncertainty regarding the ultimate exercise price of the warrants, the ultimate exercise price of the warrants was predicted based on 1) management’s expectation of future issuance of common stock and 2) Monte Carlo simulations to predict future stock prices and the extent of dilution based on management’s expectations.

Note 17. Income Taxes

The Company’s Effective Tax Rate (“ETR”) for the three months ended June 30, 2013 and 2012 was (5.00%) and (2.00%), respectively. The Company’s ETR for the six months ended June 30, 2013 and 2012 was (5.40%) and (2.00%), respectively. The provision for income taxes mainly relates to taxable income generated by certain of TranSwitch’s subsidiaries located in foreign jurisdictions. The ETR differs from the U.S. federal statutory rate for the periods presented primarily due to foreign income taxes, increases in the valuation allowance for domestic deferred income tax assets, and additional reserves for uncertain tax positions recorded during the periods.

During the three and six months ended June 30, 2013 and 2012, we evaluated our deferred income tax assets as to whether it is “more likely than not” that the deferred income tax assets will be realized. In our evaluation of the realizability of deferred income tax assets, we consider the most recent three year period for financial statement income, projections of future taxable income, the reversal of temporary differences and tax planning strategies. We have evaluated the realizability of the deferred income tax assets and have determined that it is “more likely than not” that all of the domestic deferred income tax assets will not be realized. Accordingly, a valuation allowance was recorded for all of our domestic net deferred income tax assets. In future periods, we will not recognize a domestic deferred tax benefit and will maintain a full deferred tax valuation allowance until we achieve sustained U.S. taxable income. Additionally, in the future, we expect our current income tax expense to be related to taxable income generated by our foreign subsidiaries.

The Company is required to make a determination of any of its tax positions (federal and state) for which the sustainability of the position, based upon the technical merits, is uncertain. The Company regularly evaluates all tax positions taken and the likelihood of those positions being sustained. If management is highly confident that the position will be allowed and there is a greater than 50% likelihood that the full amount of the tax position will be ultimately realized, the Company recognizes the full benefit associated with the tax position. Otherwise, the Company is required to record a reserve against the full benefit of that uncertain position. Additionally, interest and penalties related to uncertain tax positions are included as a component of income tax expense. As of June 30, 2013 and December 31, 2012 the Company has accrued $0.1 million in interest on its uncertain tax positions and recorded that amount as part of its tax provision. The Company believes that there are no uncertain issues that are reasonably expected to be resolved in the next 12 months.

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

During the three months ended June 30, 2013, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2012.

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

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Net revenues:
Product revenues	89%	62%	62%	74%
Intellectual property and service revenues	11%	38%	38%	26%
Total net revenues	100%	100%	100%	100%
Cost of revenues:
Cost of product revenues	15%	22%	15%	27%
Provision for excess and obsolete inventories	2%	6%	2%	6%
Cost of intellectual property and service revenues	10%	5%	5%	4%
Total cost of revenues	27%	33%	22%	37%
Gross profit	73%	67%	78%	63%
Operating expenses:
Research and development	105%	123%	91%	121%
Marketing and sales	32%	34%	25%	39%
General and administrative	62%	51%	47%	54%
Restructuring charges, net	23%	26%	12%	13%
Reversal of accrued royalties, net	(15)%	(12)%	(8)%	(7)%
Total operating expenses	207%	222%	167%	220%
Operating loss	(134)%	(155)%	(89)%	(157)%

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

The following table summarizes our net revenue mix by product line category:

(in thousands)	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues	Percentage Increase in Revenues

Network Infrastructure	$2,497	88%	$3,067	80%	(19)%

Customer Premises Equipment	340	12%	758	20%	(55)%

Total net revenues	$2,837	100%	$3,825	100%	(26)%

(in thousands)	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues	Percentage Increase in Revenues

Network Infrastructure	$5,441	73%	$6,009	80%	(9)%

Customer Premises Equipment	2,039	27%	1,497	20%	36%

Total net revenues	$7,480	100%	$7,506	100%	-%

Total net revenues for the three months ended June 30, 2013 were $2.8 million as compared to $3.8 million for the three months ended June 30, 2012, a decrease of $1.0 million, or 26%. Our Network Infrastructure revenues decreased approximately 19%. Within Network Infrastructure, we had decreases in sales of our Network Infrastructure ASIC products and service related revenues which were partially offset by increased sales of our VoIP products. Our CPE revenues decrease of approximately 55% was attributable to decreased service revenues for IP licensing of our high speed interface technology.

Total net revenues were $7.5 million for both the six months ended June 30, 2013 and 2012. Our Network Infrastructure revenues for the six months ended June 30, 2013, decreased approximately 9%. Within Network Infrastructure, we had decreases in sales of our Network Infrastructure ASIC products which were partially offset by increased sales of our Network Infrastructure service related revenues. The Network Infrastructure service related revenues for the six months ended June 30, 2013 included IP licensing revenue and a $0.8 million patent sale. For the six months ended June 30, 2013, our CPE revenues increase of approximately 36% was attributable to increased service revenues for IP licensing of our high speed interface technology.

International net revenues represented approximately 74% of net revenues for the three months ended June 30, 2013 as compared to 71% for the three months ended June 30, 2012. Also, international net revenues represented approximately 49% of net revenues for the six months ended June 30, 2013 as compared to 77% for the six months ended June 30, 2012.

Gross Profit

Total gross profit for the three months ended June 30, 2013 decreased by approximately $0.5 million or 20% as compared to the three months ended June 30, 2012. The decrease in gross profit was primarily the result of a decrease in total net revenues. The decreased revenues were largely due to decreased service revenues, including licensing agreements. The total gross profit as a percentage of revenue was 73% and 67% for three months ended June 30, 2013 and 2012, respectively. Also during the three months ended June 30, 2013 and 2012, we recorded provisions for excess and obsolete inventories in the amounts of approximately $0.1 million and $0.2 million, respectively.

Total gross profit for the six months ended June 30, 2013 increased by approximately $1.1 million or 23% as compared to the six months ended June 30, 2012. The increase in gross profit was primarily the result of increased gross profit on service revenues, including licensing agreements and patent sales, which had high gross profit percentages as compared to gross profit percentages in the same period last year. The total gross profit as a percentage of revenue was 78% and 63% for six months ended June 30, 2013 and 2012, respectively. Also during the six months ended June 30, 2013 and 2012, we recorded provisions for excess and obsolete inventories in the amounts of approximately $0.1 million and $0.5 million, respectively.

We anticipate that gross profit will continue to be impacted by fluctuations in the volume and mix of our product shipments as well as material costs, yield and the fixed cost absorption of our product operations.

Research and Development

Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to electronic design automation tools, subcontracting and fabrication costs, depreciation and amortization, and facilities expenses. During the three months ended June 30, 2013, research and development expenses decreased $1.7 million, or 36% over the comparable period of 2012. During the six months ended June 30, 2013, research and development expenses decreased $2.2 million, or 25% over the comparable period of 2012. These decreases were a result of decreased labor, subcontracting and other cost savings as a result of workforce reductions from a restructuring plan that was implemented during the second half of 2012. The workforce reductions principally affected our Network Infrastructure product line.

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

Marketing and Sales

 Marketing and sales expenses consist primarily of personnel-related, trade show, travel and facilities expenses. Marketing and sales expenses for the three months ended June 30, 2013 decreased by $0.4 million or 32% as compared to the three months ended June 30, 2012. Marketing and sales expenses for the six months ended June 30, 2013 decreased by $1.1 million or 37% as compared to the six months ended June 30, 2012. These decreases were a result of decreased salaries and personnel-related expenses as a result of workforce reductions from a restructuring plan that was implemented during the second half of 2012.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, professional and legal fees, and insurance and facilities expenses.  General and administrative expenses for the three months ended June 30, 2013 decreased $0.2 million or 9% as compared to the comparable period in 2012. General and administrative expenses for the six months ended June 30, 2013 decreased $0.5 million or 13% as compared to the comparable period in 2012  These decreases were a result of decreased professional and legal fees, along with decreased salaries as a result of workforce reductions from a restructuring plan that was implemented during the second half of 2012.

Restructuring Charges, net

During the three months ended June 30, 2013 and 2012, we recorded net restructuring charges of $0.7 million and $1.0 million, respectively. During the six months ended June 30, 2013 and 2012, we recorded net restructuring charges of $0.9 million and $1.0 million, respectively. Information on restructuring charges is located in Note 11 (Restructuring Charges) of the Notes to Unaudited Condensed Consolidated Financial Statements.

Interest Expense, net

Interest expense, net was less than $0.1 million for both the three months ended June 30, 2013 and 2012. Interest expense, net was $0.1 million and less than $0.1 million for the six months ended June 30, 2013 and 2012, respectively. Interest expense fluctuates due to the amount of outstanding borrowings on our credit facility during the respective periods. Interest income decreased less than $0.1 million for both the three and six months ended June 30, 2013 as compared to the comparable period of 2012 due to lower cash balances during the current year periods.

Interest income may fluctuate in the future as it is affected by our cash and investment balances and the related interest rates. At June 30, 2013 and 2012, the effective interest rate on our interest-bearing securities was approximately 1.4% and 2.4%, respectively.

Income Tax Expense

Income tax expense was approximately $0.2 million and $0.1 million for the three months ended June 30, 2013 and 2012, respectively. Income tax expense was approximately $0.4 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively. The amounts that were recorded reflect income taxes on the earnings of certain of our foreign subsidiaries, principally, India.

During the three and six months ended June 30, 2013 and 2012, we evaluated our deferred income tax assets as to whether it is “more likely than not” that the deferred income tax assets will be realized. In our evaluation of the realizability of deferred income tax assets, we consider projections of future taxable income, the reversal of temporary differences and tax planning strategies. We have evaluated the realizability of the deferred income tax assets, and have determined that it is “more likely than not” that all of the deferred income tax assets will not be realized. Accordingly, a valuation allowance was recorded for all of our domestic net deferred income tax assets. In future periods, we will not recognize a deferred tax benefit and will maintain a deferred tax valuation allowance until we achieve sustained U.S. taxable income. Additionally, in the future, we expect our current income tax expense to be related to taxable income generated by our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred significant operating losses and have used cash in our operating activities for the past several years. Operating losses have resulted from inadequate sales levels for our cost structure. As of June 30, 2013, we had negative working capital of approximately $7.7 million. Included in negative working capital, we had outstanding indebtedness to Bridge Bank under our credit facility of $1.7 million.

On April 3, 2013 we raised $3.6 million, net of issuance costs of $0.6 million, in an underwritten public offering which improved our financial position from the end of the first quarter. The offering consisted of the sale of 8,300,000 units at a price to the public of $0.50 per unit. Each unit consisted of one share of common stock and a warrant to purchase 0.50 of a share of common stock. The warrants have an exercise price of $0.58 per share.

We continue to seek to reduce our operating expenses and raise additional capital, as needed. In July of 2012, we announced a restructuring which primarily affected the telecom product unit and is expected to save approximately $8.0 million in annual operating costs. We began to see these cost savings during the third quarter of 2012. With this restructuring, we have cancelled all development programs related to our telecom product lines. We have redeployed all of our remaining research and development resources to focus on its interoperable connectivity solutions for consumer electronic and personal computer markets. In June 2013 we further restructured the Company principally by reducing the number of research and development personnel to save an additional $2.0 million in annual operating expenses. We continue to assess our cost structure in relationship to our revenue levels, which may necessitate further expense reductions.

In 2012, we also announced our intentions to sell our non-strategic assets. We continue to market our telecom related patent portfolio to provide additional liquidity. In addition on May 14, 2013 we retained Needham & Company as financial advisor to assist the Board of Directors in evaluating various strategic alternatives available to the Company.

As with any operating plan, there are risks associated with our ability to execute it, including the current economic environment in which we operate. Therefore, there can be no assurance that we will be able to satisfy our obligations, or achieve the operating improvements referenced above absent an infusion of capital. If we are unable to execute our operating plan, we will need to find additional sources of cash not contemplated by the current operating plan and/or raise additional capital to sustain continuing operations as currently contemplated. There can be no assurance that the additional funding sources will be available to us upon favorable terms or at all. Among other things, if we cannot maintain compliance with our covenant requirements on our bank financing facility or cannot obtain appropriate waivers and modifications, the lenders may call the debt. If the debt is called, we would need to obtain new financing and there can be no assurance that we will be able to do so. If we are unable to achieve our operating plan and maintain compliance with our loan covenants and our debt is called, we will not be able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2012 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. If we are unable to generate sufficient cash flows from operations to meet our anticipated needs for working capital and capital expenditures, we may need to raise additional funds. Such capital may not be available on terms favorable or acceptable to us, if at all. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of our common stock.

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

On February 26, 2013, we received a letter from Nasdaq (the “Stockholders’ Equity Notice”) notifying us that we were no longer in compliance with the minimum stockholders’ equity requirement of at least $2.5 million for continued listing on Nasdaq. The Stockholders’ Equity Notice did not result in the immediate delisting of our common stock from Nasdaq. Rather, under the Nasdaq listing rules, we had 45 calendar days from the date of the Stockholders’ Equity Notice to submit to Nasdaq a plan to regain compliance.

On June 6, 2013, we received a letter from the Listing Qualifications Department of Nasdaq advising us that, unless we appealed the determination by June 13, 2013, our securities would be scheduled for delisting from The Nasdaq Capital Market (the "Capital Market") and would be suspended at the opening of business on June 17, 2013 for failure to comply with Listing Rules 5550(a)(2) and 5550(b)(1), as further described above. We were also notified that Nasdaq would file a Form 25-NSE with the Securities and Exchange Commission ("SEC") to remove the our securities from listing and registration on the Capital Market.

We have appealed the determination to a Hearings Panel (the "Panel"), which automatically stayed the delisting of our securities and the filing of the Form 25-NSE pending the issuance of a decision by the Panel. We made a presentation to the Panel on July 11, 2013 and are awaiting its decision. There can be no assurance that the Panel will grant our request for continued listing on the Capital Market, or that, if granted, our plan to regain compliance and maintain the listing of our common stock on the Capital Market will ultimately be successful.

If we are delisted and cannot obtain listing on another major market or exchange, our stock’s liquidity would suffer, and we would likely experience reduced investor interest. Such factors may result in a decrease in our stock’s trading price. In addition, the failure to trade on a national securities exchange may hinder our efforts to obtain financing.

As of June 30, 2013 and December 31, 2012, we had total cash, cash equivalents and restricted cash balances of approximately $0.8 million and $2.2 million, respectively. These balances and our credit facility are our primary sources of liquidity, as we are not currently generating any significant positive cash flow from our operations. The Company’s availability on its credit facility was $0.2 million on June 30, 2013.

A summary of our cash, cash equivalents, restricted cash, credit arrangements and future commitments are detailed below:

Operating Activities

Operating activities used cash of $5.1 million for the six months ended June 30, 2013. This resulted from a net loss of $7.1 million which was offset by non-cash items of approximately $1.7 million. We also experienced cash provided by working capital items from a decrease in accounts receivable of $0.9 million, an increase in accounts payable of $0.6 million and an increase in accrued expenses of $0.2 million. These were offset by working capital uses of cash of $1.8 million which included an increase in inventories of $0.5 million and a decrease in restructuring liabilities of $0.9 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2013 was $0.1 million from the purchases of fixed assets.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2013 was $3.9 million. This was the result of $4.6 million of cash provided by sales of our common stock partially offset by $0.7 million in cash used for payments on our credit facility.

Cash, Cash Equivalents, Restricted Cash, Investments, Credit Agreements and Issuances of Common Stock

Our primary source of liquidity is cash, cash equivalents, restricted cash, short-term investment balances, a credit facility agreement and issuances of our common stock.

Financing Activities:

On April 3, 2013, we closed an underwritten public offering of 8,300,000 units, consisting of one share of common stock and a warrant to purchase 0.50 of a share of common stock, which included 1,245,000 units pursuant to the exercise in full of the over-allotment option granted to the underwriter. After the underwriting discount and estimated offering expenses payable by us, we received net proceeds of approximately $3.6 million. The warrants became exercisable on the earlier of the first anniversary of the date of issuance, or the day after the date on which we file a certificate of amendment increasing our number of authorized shares of Common Stock, and expire on the fifth anniversary of the date such amendment is filed; however, the exercise price of the warrants at the time of their issuance was, and has been through the date hereof, higher than the market price of our common stock. The exercise price and number of shares of Common Stock issuable upon exercise of the warrants will be subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, reorganization or similar transaction, among other events as described in the warrants. In addition, the warrants contain full ratchet anti-dilution protection upon the issuance of any common stock, securities convertible into common stock, or certain other issuances at a price below the then-existing exercise price of the warrants, with certain exceptions.

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

On March 27, 2013, we delivered to Aspire Capital notice of termination of the Common Stock Purchase Agreement, which termination became effective March 28, 2013. We decided to terminate the Common Stock Purchase Agreement because we did not intend to utilize such agreement to raise additional capital. We did not incur any termination fees or penalties as a result of such termination. In connection with the termination of the Common Stock Purchase Agreement, we also terminated the Registration Rights Agreement (the “Registration Rights Agreement”) with Aspire Capital, dated July 16, 2012. Upon termination of the Registration Rights Agreement, we were no longer under any obligation to register any of our securities for Aspire Capital.

During the six months ended June 30, 2013, Aspire purchased a total of 1,250,000 shares under the Common Stock Purchase Agreement for net proceeds to us of approximately $1.0 million.

Credit Facility:

On April 4, 2011, we entered into an Amended and Restated Business Financing Agreement (as amended from time to time, the “Financing Agreement”) with Bridge Bank N.A. (“Bridge Bank”), which amended and restated our existing credit facility. During the first quarter of 2013, we were not in compliance with a financial covenant of the Financing Agreement. On April 10, 2013, we entered into a Business Financing Modification Agreement with Bridge Bank pursuant to which Bridge Bank agreed to waive such noncompliance, make certain other modifications and extend the maturity of the Financing Agreement to July 3, 2013. We were in compliance with this financial covenant as of June 30, 2013.

On July 3, 2013, we entered into a second Business Financing Modification Agreement (the “Second Modification Agreement”) with Bridge Bank, amending the terms of the Financing Agreement. Pursuant to the terms of the Financing Agreement, as amended, the maturity date of the Financing Agreement was extended until July 3, 2014. The Financing Agreement, as amended, contains customary representations, warranties, and affirmative and negative covenants for facilities of its type, including the payment of certain fees, restrictions on dispositions of our assets, changes in business, and incurrence of certain indebtedness and encumbrances. The Financing Agreement, as amended, also contains customary events of default, including payment defaults and breaches of representations and warranties and covenants. If an event of default occurs and is continuing, Bridge Bank has customary rights and remedies under the Financing Agreement, as amended, including the right to declare all outstanding indebtedness under the facility immediately due and payable and ceasing to advance money or extend credit.

                The Financing Agreement, as amended, provides a credit facility to us of up to $5.0 million which bears interest at the higher of (i) the prime rate plus 1.75% or (ii) 5.25% percent, plus the payment of certain fees and expenses (the “Facility”). The Facility is secured by substantially all our personal property, including our accounts receivable and intellectual property. Subject to the terms of the Financing Agreement, as amended, availability under the Facility is based on a formula pursuant to which Bridge Bank would advance an amount equal to the lower of $5.0 million or 80% of our eligible accounts receivable ($1.9 million at June 30, 2013) with account eligibility and advance rates determined by Bridge Bank in its sole discretion. Under the Facility, we had outstanding borrowings of $1.7 million at June 30, 2013 and $2.4 million at December 31, 2012.

A summary of the net change in total cash and investments follows:

(in thousands)	June 30, 2013	December 31, 2012	Change	June 30, 2012	December 31, 2011	Change
Cash and cash equivalents	$750	$2,156	$(1,406)	$3,150	$5,453	$(2,303)
Restricted cash	88	88	-	88	98	(10)
Short-term investments	-	-	-	-	2,003	(2,003)
Total cash and investments	$838	$2,244	$(1,406)	$3,238	$7,554	$(4,316)

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

We have outstanding operating lease commitments of approximately $11.8 million, payable over the next five years. Some of these commitments are for space that is not being utilized and for which we recorded restructuring charges in prior periods. As of June 30, 2013, we have sublease agreements totaling approximately $8.4 million to rent portions of our excess facilities over the next five years. We currently believe that we can fund these lease commitments in the future; however, there can be no assurances that we will not be required to seek additional capital or provide additional guarantees or collateral on these obligations.

We also have pledged approximately $0.1 million as of June 30, 2013 and December 31, 2012 as collateral for stand-by letters of credit to support customer credit requirements. These amounts were in our bank accounts and are included in our restricted cash balances.

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

During the six months ended June 30, 2013, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no material changes to the factors disclosed in Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable

ITEM 6.     EXHIBITS

Exhibit 3.1	Amended and Restated Certificate of Incorporation, as amended to date (previously filed as Exhibit 3.1 to TranSwitch’s quarterly report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

Exhibit 3.2	Amendment to the Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to TranSwitch’s current report on Form 8-K as filed on May 29, 2013 and incorporated herein by reference).

Exhibit 3.3	Certificate of Designation of Series B Junior Participating Preferred Stock, dated October 3, 2011 (previously filed as Exhibit 3.1(b) to TranSwitch’s current report on Form 8-K as filed on October 3, 2011 and incorporated herein by reference).

Exhibit 3.4	Second Amended and Restated By-Laws (previously filed as Exhibit 3.1 to TranSwitch’s current report on Form 8-K as filed on October 17, 2007 and incorporated herein by reference).

Exhibit 4.1	2005 Employee Stock Purchase Plan, as amended (previously filed as Exhibit 4.1 to TranSwitch’s current report on Form 8-K as filed on May 29, 2013 and incorporated herein by reference).

Exhibit 10.1	Business Financing Modification Agreement between TranSwitch and Bridge Bank, N.A. dated July 3, 2013 (previously filed as Exhibit 10.1 to TranSwitch’s current report on Form 8-K as filed on July 10, 2013 and incorporated herein by reference).

Exhibit 10.2	Form of Officer Indemnification Agreement (previously filed as Exhibit 10.2 to TranSwitch’s current report on Form 8-K as filed on April 10, 2013 and incorporated herein by reference).

Exhibit 31.1	CEO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	CFO Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	CEO and CFO Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSWITCH CORPORATION

August 14, 2013	/s/ Dr. M. Ali Khatibzadeh
Date	Dr. M. Ali Khatibzadeh Chief Executive Officer and President (Chief Executive Officer)

August 14, 2013	/s/ Robert A. Bosi
Date	Robert A. Bosi Vice President and Chief Financial Officer (Chief Financial Officer)

